Form 10-Q
period 2011-09-30
CARVER BANCORP INC
filed 2011-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	3,695,298
Class	Outstanding at November 11, 2011

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	September 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$69,425	$36,725
Money market investments	592	7,352
Total cash and cash equivalents	70,017	44,077

Restricted cash	6,275	—
Investment securities:
Available-for-sale, at fair value	57,575	53,551
Held-to-maturity, at amortized cost (fair value of $12,552 and $18,124 at September 30, 2011 and March 31, 2011, respectively)	11,901	17,697
Total investments	69,476	71,248

Loans held-for-sale (“HFS”)	39,369	9,205
Loans receivable:
Real estate mortgage loans	435,603	525,894
Commercial business loans	52,069	53,060
Consumer loans	1,280	1,349
Loans, net	488,952	580,303
Allowance for loan losses	(21,429)	(23,147)
Total loans receivable, net	467,523	557,156
Premises and equipment, net	10,433	11,040
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,844	3,353
Accrued interest receivable	2,483	2,854
Other assets	9,552	10,282
Total assets	677,972	$709,215
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$104,086	$106,906
Non-Interest Bearing Checking	95,986	123,706
NOW	25,319	27,297
Money Market	83,060	74,329
Certificates of Deposit	191,371	228,460
Total deposits	499,822	560,698
Advances from the FHLB-NY and other borrowed money	102,513	112,641
Other liabilities	11,904	8,159
Total liabilities	614,239	681,498

Mezzanine Equity:
55,000 Series C mandatorily convertible preferred stock,(par value $0.01, per share) with a liquidation preference of $1,000, issued and outstanding	51,432	—
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 2,000,000 shares authorized; 18,980 Series B shares, with a liquidation preference of $1,000 per share, issued and outstanding.	18,980	18,980
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 168,312 shares issued; 166,013 and 165,618 shares outstanding at September 30, 2011 and March 31, 2011, respectively)	25	25
Additional paid-in capital	28,406	27,026
Accumulated deficit	(37,235)	(21,464)
Non-controlling interest	2,837	4,038
Treasury stock, at cost (2,298 shares at September, 2011 and 2,695 at March 31, 2011, respectively)	(488)	(569)
Accumulated other comprehensive income	(224)	(319)
Total stockholders’ equity	12,301	27,717
Total equity	$63,733	$27,717
Total liabilities, mezzanine equity and stockholders equity	$677,972	$709,215
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Interest Income:
Loans	$6,958	$8,686	$13,660	$17,634
Mortgage-backed securities	342	525	739	1,111
Investment securities	116	94	226	158
Money market investments	25	38	49	59
Total interest income	7,441	9,343	14,674	18,962
Interest expense:
Deposits	937	1,504	1,943	3,021
Advances and other borrowed money	827	983	1,776	2,024
Total interest expense	1,764	2,487	3,719	5,045
Net interest income	5,677	6,856	10,955	13,917
Provision for loan losses	7,007	7,829	12,177	14,077
Net interest income after provision for loan losses	(1,330)	(973)	(1,222)	(160)
Non-interest income:
Depository fees and charges	751	742	1,472	1,499
Loan fees and service charges	208	214	486	435
Gain on sale of securities, net	—	739	—	763
Gain on sales of loans, net	134	4	134	7
New Market Tax Credit (“NMTC”) fees	—	370	—	1,182
Lower of cost or market adjustment on loans held for sale	(275)	—	(375)	—
Other	10	176	202	222
Total non-interest income	828	2,245	1,919	4,108
Non-interest expense:
Employee compensation and benefits	3,137	2,901	6,182	6,107
Net occupancy expense	970	975	1,902	1,952
Equipment, net	537	548	1,080	1,086
Consulting fees	116	326	206	545
Federal deposit insurance premiums	355	394	809	750
Other	2,512	2,492	4,740	4,660
Total non-interest expense	7,627	7,636	14,919	15,100
Loss before income taxes	(8,129)	(6,364)	(14,222)	(11,152)
Income tax expense	185	16,998	76	14,702
Non Controlling interest, net of taxes	1,136	—	1,282	—
Net loss	$(9,450)	$(23,362)	$(15,580)	$(25,854)

Loss per common share:
Basic (*)	$(58.67)	$(141.72)	$(95.68)	$(158.12)

(*) Common stock shares reflect 1 for 15 reverse stock split which was effective on October 27, 2011
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Six months ended September 30, 2011

(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2011	$18,980	$25	$27,026	$(569)	$4,038	$(21,464)	$(319)	$27,717
Net loss	—	—	—	—	—	(15,580)	—	(15,580)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—
Reclassification of gains included net of taxes	—	—	—	—	—	—	—	—
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	95	95
Comprehensive income (loss), net of taxes:	—	—	—	—	—	(15,580)	95	(15,485)
Transfer between Non Controlling and Controlling Interest	—	—	1,201	—	(1,201)	—	—	—
Accrued Preferred Dividends	—	—	192	—	—	(192)	—	—
Treasury stock activity	—	—	(13)	81	—	1	—	69
Balance—September 30, 2011	$18,980	$25	$28,406	$(488)	$2,837	$(37,235)	$(224)	$12,301
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss before attribution of noncontrolling interests	$(14,298)	$(25,854)
Net loss attributable to noncontrolling interests	(1,282)	—
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	12,177	14,077
Deferred Tax Asset and related valuation allowance	—	20,684
Provision for REO losses	—	19
Stock based compensation expense	37	51
Depreciation and amortization expense	723	760
Amortization of intangibles	76	76
Loss from sale of real estate owned	124	20
Gain on sale of securities, net	—	(763)
Gain on sale of loans, net	(135)	(8)
Market adjustment on held for sale loans	375	—
Originations of Transfers of loans held-for-sale	—	(2,128)
Proceeds from sale of loans held-for-sale	8,237	2,128
Decrease in accrued interest receivable	371	322
Increase in loan premiums and discounts and deferred charges	(80)	(412)
Decrease (increase) in premiums and discounts — securities	221	(771)
Decrease (increase) in other assets	364	(7,954)
Increase (decrease) in other liabilities	3,746	(328)
Net cash provided by operating activities	10,656	(81)
INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(18,325)	(65,130)
Purchases of securities: Held-to-maturity	—	(7,980)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	14,355	50,996
Proceeds from principal payments, maturities, calls and sales of securities: Held-to-maturity	5,689	834
Originations of loans held-for-investment	(14,708)	(14,501)
Principal collections on loans	51,800	56,974
Proceeds on sale of loans	1,363	—
Increase in restricted cash	(6,275)
Redemption of FHLB-NY stock	509	753
Additions to premises and equipment	(115)	(505)
Proceeds from sale of real estate owned	563	7
Net cash provided by investing activities	34,856	21,448
FINANCING ACTIVITIES
Net decrease in deposits	(60,876)	(4,316)
Net change in FHLB-NY advances and other borrowings	(10,128)	(19,015)
Increase in capital	51,432	—
Dividends paid	—	(568)
Net cash (used in) provided by financing activities	(19,572)	(23,899)
Net increase used in cash and cash equivalents	25,940	(2,532)
Cash and cash equivalents at beginning of period	44,077	38,346
Cash and cash equivalents at end of period	$70,017	$35,814
Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$169	$(163)
Transfers from loans held-for-investment to loans held-for-sale	$38,776	$550
Cash paid for-
Interest	$3,959	$4,997
Income taxes	$808	$1,120
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” ,“Carver Federal” or "CFSB"), Alhambra Holding Corp, an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp, Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp, which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
On February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision ("OTS"). The OTS issued these Orders based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Orders passed to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency.

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

On October 25, 2011 Carver's shareholders voted and approved a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and to common stock and to exchange the Treasury CDCI Series B preferred stock for common stock.

On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock.

In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Orders. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

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
In addition, the Office of the Comptroller of the Currency ("OCC"), Carver Federal’s regulator, as an integral part of its examination process, periodically reviews Carver Federal’s allowance for loan losses and, if applicable, real estate owned valuations. The OCC may require Carver Federal to recognize additions to the allowance for loan losses or additional write-downs of real estate owned based on their judgments about information available to them at the time of their examination.

Investment Securities
When purchased, investment securities are designated as either investment securities held-to-maturity, available-for-sale or trading.
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
The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of Stockholders' Equity.  Any other-than-temporary impairment is recognized in earnings when management has an intent to sell or that management believes it is more-likely-than-not that it will be required to sell the security prior to the recovery of the amortized cost basis. For those securities that management does not intend to sell or expect to be required to sell, credit related impairment is recognized in earnings, with the non-credit related impairment recorded in other comprehensive income. During fiscal 2011 and fiscal 2010 no impairment charges were recorded. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale are based upon offered purchase prices, broker price opinions or discounted cash flows.

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
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Collateral dependent impaired loans are assessed individually to determine if the loan's current estimated fair value of the property that collateralizes the impaired loan, if any, less costs to sell the property, is less than the recorded investment in the loan. Cash flow dependent loans are assessed individually to determine if the present value of the expected future cash flows is less than the recorded investment in the loan. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include one-to four family residential mortgage loans and consumer loans.

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

Specific Reserve Allowance
Carver also maintains a specific reserve allowance for Criticized & Classified loans individually reviewed for impairment in accordance with ASC Topic 310 guidelines and deemed to be impaired.  ASC Topic 310 is the primary basis for determining if a loan is impaired, and if impaired, valuing the impairment amount of specific loans whose collectability has been called into question.  The amount assigned to this aspect of the ALLL is the individually-determined (i.e., loan-by-loan) portion thereof.  The standard requires the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits.  The three methods are as follows:

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
Criticized and Classified loans with at risk balances of $1,000,000 or more and loans below $1,000,000 that the Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  Carver also performs impairment analysis for all troubled debt restructuring (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.
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

Troubled Debt Restructured Loans
Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For a cash flow dependent loans the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, and the original loans carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have performed in accordance with the restructured terms for a period of at least 6 months. Carver adopted the ASU 2011-02 guidance with respect to troubled debt restructured loans. The adoption of this guidance did not have a material effect on the Company's consolidated statement of financial condition or results of operations.

NOTE 3. LOSS PER SHARE
The following table reconciles the loss available to common shareholders (numerator) and the weighted average common shares outstanding (denominator) for both basic and diluted loss per share for the following periods (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30
	2011	2010	2011	2010
Loss per common share — basic
Net loss	$(9,450)	$(23,362)	$(15,580)	$(25,854)
Less: Capital Purchase Program "CPP" Preferred Dividends (1)	288	269	288	506
Dividends paid and undistributed (losses)/earnings allocated to participating securities	—	(172)	—	(187)
Net Loss Available to Common Shareholders	$(9,738)	$(23,459)	$(15,868)	$(26,173)
Weighted average common shares outstanding (2)	165,983	165,535	165,852	165,526
Loss per common share	$(58.67)	$(141.72)	$(95.68)	$(158.12)
Diluted Loss per common share	N/A	N/A	N/A	N/A
(1) Includes $96 of accrued preferred dividends from the three month period ended March 31, 2011
(2) Common share count reflects 1 for 15 reverse stock split which was effective on October 27, 2011

There was no diluted amount per share reported in either period due to the losses incurred.

NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION

All stock-based compensation is recognized as an expense measured at the fair value of the award. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. Stock-based compensation expense recognized for the six months ended September 30, 2011 and 2010 totaled $37,000 and $51,000 respectively.

NOTE 5. BENEFIT PLANS
Carver Federal has a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan. The benefits are based on each employee’s term of service through the date of curtailment. The plan was curtailed during the fiscal year ended March 31, 2001.

NOTE 6. STOCK DIVIDENDS
As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. In accordance with the Orders, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval, and, as such, suspended the regularly quarterly cash dividend payments on the Company's Series B preferred stock issued under the Trouble Asset Relief Program Capital Purchase Program ("TARP CPP") to the United States Department of Treasury ("Treasury") and deferred Carver Statutory Trust I debenture interest payments. There are no assurances that the payments of dividends on the common stock will resume.
On October 18, 2011 Carver received approval from the Federal Reserve Bank to pay all outstanding dividend payments on the Company's Series B preferred stock issued under the TARP CPP.
On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock.

NOTE 7. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2011, the Bank had no securities classified as trading. At September 30, 2011, $57.6 million, or 82.9% of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $11.9 million or 17.1% were classified as held-to-maturity.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2011 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$28,126	$88	$(414)	$27,800
Federal Home Loan Mortgage Corporation	1,702	—	(9)	1,693
Federal National Mortgage Association	3,848	46	—	3,894
Other	52	—	—	52
Total mortgage-backed securities	33,728	134	(423)	33,439
U.S. Government Agency Securities	21,201	136	(10)	21,327
U.S. Government Securities	2,799	10	—	2,809
Total available-for-sale	57,728	280	(433)	57,575
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	7,123	462	—	7,585
Federal Home Loan Mortgage Corporation	3,017	98	—	3,115
Federal National Mortgage Association	1,761	91	—	1,852
Total held-to-maturity mortgage-backed securities	11,901	651	—	12,552

Total securities	$69,629	$931	$(433)	$70,127
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

The following table sets forth the unrealized losses and fair value of securities at September 30, 2011 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(423)	$24,059	$—	$—	$(423)	$24,059
Agencies	(10)	4,990	—	—	$(10)	$4,990
Total available-for-sale	(433)	29,049	$—	$—	(433)	29,049
Held-to-Maturity:
Mortgage-backed securities	—	—	—	—	—	—
Total held-to-maturity	—	—	—	—	—	—
Total securities	$(433)	$29,049	$—	$—	$(433)	$29,049

The following table sets forth the unrealized losses and fair value of securities at March 31, 2011 for less than 12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(191)	$11,534	$—	$—	$(191)	$11,534
Agencies	(280)	17,235	—	—	(280)	17,235
Total available-for-sale	(471)	28,769	—	—	(471)	28,769
Held-to-Maturity:
Mortgage-backed securities	—	345	—	—	—	345
Total held-to-maturity	—	345	—	—	—	345
Total securities	$(471)	$29,114	$—	$—	$(471)	$29,114
A total of six available for sale securities had an unrealized loss at September 30, 2011 compared to sixteen at March 31, 2011, based on estimated fair value. There were no securities in the held to maturity portfolio that had an unrealized loss at September 30, 2011 compared to one security at March 31, 2011. The majority of the securities in an unrealized loss position were mortgage backed securities and agency securities, which represented 92.3% and 7.7% of total securities which had an unrealized loss at September 30, 2011, respectively. The cause of the temporary impairment is directly related to changes in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Any other-than-temporary impairment is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and believes that it more-likely-than-not be required to sell the security prior to the recovery. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. At September 30, 2011, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at September 30, 2011, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale:
Less than one year	$1,250	$1,251	0.22%
One through five years	13,748	13,818	1.11%
Five through ten years	11,540	11,639	1.96%
After ten years	31,190	30,867	2.60%
Total	57,728	57,575	2.12%

Held-to-maturity:
Five through ten years	255	268	4.20%
After ten years	11,646	12,284	4.06%
Total	$11,901	$12,552	4.07%

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

Because actual loss experience alone may not adequately predict the level of losses embedded in a portfolio, management also reviews nine qualitative factors to determine if reserves should be increased based upon any of those factors. These nine factors are reviewed and analyzed for each loan type and each risk rating. The lower the credit quality, the greater the risk for potential loss.
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
Classified loans with at risk balances of $1 million or more are identified and reviewed for individual evaluation for impairment. Carver also performs an impairment analysis on all troubled debt restructurings (“TDRs”). If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined not to be impaired, it is then placed in the appropriate pool of Classified loans to be evaluated for potential losses. The impaired loans are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent, in which case the loan balance is written down, or if it is other than permanent, the Bank establishes a specific valuation reserve that is included in the total ALLL. Also, in accordance with guidance, if there is no impairment amount, no reserve is established for the loan.
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

The following is a summary of loans receivable, net of allowance for loan losses, at September 30, 2011 and March 31, 2011 (dollars in thousands).

	September 30, 2011		March 31, 2011
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$76,674	15.61%	$82,061	14.09%
Multifamily	103,783	21.13%	123,791	21.25%
Commercial real estate	219,478	44.69%	243,786	41.84%
Construction	37,396	7.61%	78,055	13.40%
Business	52,542	10.70%	53,561	9.19%
Consumer and other (1)	1,280	0.26%	1,349	0.23%
Total loans receivable	491,153	100.00%	582,603	100.00%
Add:
Premium on loans	108		120
Less:
Deferred fees and loan discounts	(2,309)		(2,420)
Allowance for loan losses	(21,429)		(23,147)
Total loans receivable, net	$467,523		$557,156

(1)	Includes personal, credit card, and home improvement.

(2)
Substantially all of the Bank’s real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in the market conditions in this area.

The following is an analysis of the allowance for loan losses and loans receivable as of and for the six month period ended September 30, 2011 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	$—	$23,147
Charge-offs:	(728)	(4,081)	(3,572)	(5,205)	(398)	—	—	(13,984)
Recoveries:	—	—	2	1	102	—	—	105
Provision for Loan Losses	1,111	5,244	5,435	841	(742)	30	242	12,161
Ending Balance	$3,306	$7,386	$5,864	$2,581	$1,927	$123	$242	$21,429
Ending Balance: collectively evaluated for impairment	2,709	6,941	5,382	2,313	1,847	123	242	19,557
Ending Balance: individually evaluated for impairment	597	444	482	269	129	—		1,921
Loan Receivables Ending Balance:	$76,627	$103,683	$217,934	$37,358	$51,995	$1,355		$488,952
Ending Balance: collectively evaluated for impairment	67,120	96,600	206,177	16,780	46,010	1,355		434,042
Ending Balance: individually evaluated for impairment	9,507	7,083	11,757	20,578	5,985	—		54,910

The following is an analysis of the allowance for loan losses as of and for the six month period ended September 30, 2010 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$1,094	$1,566	$2,613	$4,059	$2,208	$60	$400	$12,000
Charge-offs:	(136)	(1,899)	(353)	(4,003)	(2,286)	—	—	(8,677)
Recoveries:	—		—	—	15	10		25
Provision for Loan Losses	(815)	(3,655)	(1,918)	(5,122)	(2,975)	8	400	(14,077)

Ending Balance	$1,773	$3,322	$4,178	$5,178	$2,912	$62		$17,425

The following is an analysis of the loan receivables as of March 31, 2011 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Ending Balance: collectively evaluated for impairment	$2,316	$5,510	$3,840	$4,379	$2,832	$93	$18,970
Ending Balance: individually evaluated for impairment	607	713	159	2,565	133	—	4,177

Loan Receivables Ending Balance :	81,988	123,571	242,317	78,017	53,060	1,350	580,303

Ending Balance: collectively evaluated for impairment	70,679	116,064	233,697	41,454	46,789	1,350	510,033
Ending Balance: individually evaluated for impairment	11,309	7,507	8,620	36,563	6,271	—	70,270

The following is a summary of non-performing loans at September 30, and March 31, 2011 (in thousands).

	September 30, 2011	March 31, 2011
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One- to four-family	$14,335	$15,993
Multifamily	9,106	6,786
Commercial real estate	16,088	10,078
Construction	31,526	37,218
Business	7,831	7,289
Consumer	36	42
Total non-accrual loans	$78,922	$77,406

Non-performing loans decreased to $78.9 million at September 30, 2011. During the quarter ended September 30, 2011, 17 non-performing loans with a net book value of $32.3 million and a fair market value of $26.7 million were moved to Held for Sale.  During the quarter ended June 30, 2011, 2 non-performing loans with a net book value of $2.6 million and a fair market value of $1.5 million were moved to Held for Sale.
Non-performing loans at September 30, 2011, were comprised of $59.4 million of loans 90 days or more past due and non-accruing, $4.0 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $15.6 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.
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

The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loans categories. Loans may be classified as "Pass", “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have a potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses.

One-to-Four Family Residential Loans and Consumer and Other Loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance and loans past maturity. All other One-to-Four Family Residential Loans and Consumer and Other Loans are performing loans.

As of September 30, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows (in thousands):

	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,091	$174,702	$5,264	$35,594
Special Mention	3,134	23,795	246	4,439
Substandard	7,458	19,437	31,848	11,448
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	$103,683	$217,934	$37,358	$51,995

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$61,635	$1,190
Non-Performing	15,039	90
Total	$76,674	$1,280

As of March 31, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows (in thousands):

	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$110,837	$199,581	$—	$39,017
Special Mention	2,126	8,726	25,105	3,857
Substandard	3,101	25,099	16,349	3,787
Doubtful	—	291	—	128
Total	$116,064	$233,697	$41,454	$46,789

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$65,995	$1,308
Non-Performing	15,993	42
Total	$81,988	$1,350

The following table presents an aging analysis of the recorded investment of past due financing receivable as of September 30, 2011 (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current (3), (4)	Total Financing Receivables
One-to-four family residential	$—	$704	$4,904	$5,608	$—	$9,431	$61,635	$76,674
Multi-family mortgage	—	1,765	8,909	10,674	—	197	92,912	103,783
Commercial real estate	—	7,809	8,049	15,858	2,924	5,115	195,581	219,478
Construction	3,027	—	31,526	34,553	—	—	2,843	37,396
Business	—	519	5,940	6,459	1,042	831	44,210	52,542
Consumer and other	36	18	36	90	—		1,190	1,280
Total	$3,063	$10,815	$59,364	$73,242	$3,966	$15,574	$398,371	$491,153

(1)	Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

(2)	$15.6 million have not performed in accordance with their modified terms for more than six months and are considered non performing.

(3)	Includes $0.4 million TDR loan that has performed in accordance with its modified terms for at least six months and is considered performing.

(4)	There were no loans that are 90 days or more past due as to interest and principal and still accruing at September 30, 2011.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2011. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current (3), (4)	Total Financing Receivables
One-to-four family residential	$4,852	$601	$4,859	$10,312	$—	$11,134	60,542	81,988
Multi-family mortgage	6,866	—	5,452	12,318	1,135	200	109,918	123,571
Commercial real estate	12,360	5,457	3,095	20,912	442	6,541	214,422	242,317
Construction	19,509	—	32,158	51,667	923	4,137	21,290	78,017
Business	7,981	117	3,175	11,273	2,362	1,752	37,673	53,060
Consumer and other	15	37	42	94	—	—	1,256	1,350
Total	$51,583	$6,212	$48,781	$106,576	$4,862	$23,764	$445,101	$580,303

(1) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.
(2) $23.7 million have not performed in accordance with their modified terms for more than six months and are considered non performing. Currently they are represented in the following TDR categories:
$17.4 million loans are non accrual as they are not performing in accordance with their modified terms
$5.8 million are 30-59 days past due.
$0.5 million loans are 60-89 days past due.
(3) Includes $0.4 million TDR loan that has performed in accordance with its modified terms for at least six months and is considered performing.
(4) There were no loans that are 90 days or more past due as to interest and principal and still accruing at March 31, 2011.

The following table presents the recorded investment and unpaid principal balances for impaired loans and TDR loans ($15.6 million) with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.
Impaired Loans by Class
As of and for the six month period ended September 30, 2011
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	$2,172	$2,284		$2,173	$36
Multi-family mortgage	197	197		197	15
Commercial real estate	3,957	3,957		3,958	4
Construction	16,479	19,091		17,307	680
Business	4,383	4,383		2,435	106
Consumer and other	—	—		—	—
Total	$27,188	$29,912		$26,070	$841

With an allowance recorded:
One-to-four family residential	$7,335	$8,216	$597	$7,624	$61
Multi-family mortgage	6,886	9,331	444	8,010	70
Commercial real estate	7,798	9,030	482	8,622	99
Construction	4,100	5,128	269	4,497	—
Business	1,601	1,811	129	1,607	71
Consumer and other	—	—
Total	$27,720	$33,516	$1,921	$30,360	$301

One-to-four family residential	$9,507	$10,500	$597	$9,797	$97
Multi-family mortgage	7,083	9,528	444	8,207	85
Commercial real estate	11,755	12,987	482	12,580	103
Construction	20,579	24,219	269	21,804	680
Business	5,984	6,194	129	4,042	177
Consumer and other	—	—	—	—	—
Total	$54,908	$63,428	$1,921	$56,430	$1,142

	Impaired Loans by Class
	As of March 31, 2011
	(In thousands)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	$3,752	$3,869
Multi-family mortgage	814	844
Commercial real estate	5,266	5,266
Construction	12,567	14,602
Business	4,651	4,651
Consumer and other	—	—
Total	$27,050	$29,232

With an allowance recorded:
One-to-four family residential	$7,557	$8,209	$607
Multi-family mortgage	6,693	7,108	713
Commercial real estate	3,354	3,800	159
Construction	23,996	27,486	2,565
Business	1,620	1,830	133
Consumer and other	—	—
Total	$43,220	$48,433	$4,177

One-to-four family residential	$11,309	$12,078	$607
Multi-family mortgage	7,507	7,922	713
Commercial real estate	8,620	9,066	159
Construction	36,563	42,088	2,565
Business	6,271	6,481	133
Consumer and other	—	—
Total	$70,270	$77,635	$4,177

In certain circumstances,  loan modifications involve a troubled borrower to whom the Bank may grant a modification. Situations around modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where the Bank grants any such concession to a troubled borrower, the Bank accounts for the modification as a TDR under

ASC 310-40 and the related allowance under ASC 310-10-35. Loans modified in TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

The following table presents an analysis of those loan modifications that were classified as non performing TDRs during the three and six month period ended September 30, 2011 (in thousands)

	Modifications to loans during the three month period ended			Modifications to loans during the six month period ended
	September 30, 2011			September 30, 2011

	Number of loans	Pre-modification outstanding recorded investment	Recorded investment at September 30, 2011	Number of loans	Pre- modification outstanding recorded investment	Recorded investment at September 30, 2011

One-to-four family residential	1	$1,850	$1,709	1	$1,850	$1,709
Multi-family mortgage	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—		—
Business	3	2,340	2,211	3	2,340	2,211
Consumer and other	—	—	—	—	—	—
Total	4	$4,190	$3,920	4	$4,190	$3,920

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as rate reductions or forbearance agreements. At September 20, 2011, loan on which concessions were made with respect to rate reductions were $1.7 million and those loans which reached forbearance agreements totaled $2.2 million.
For the twelve month period ended September 30, 2011, Carver did not have any loans that had been modified and subsequently defaulted.
TDR's are factored into the determination of the allowance for loan losses. The Company has allocated approximately $141,000 of the loan loss allowance at September 30, 2011 for those TDRs modified within the last six months.

NOTE 9. INCOME TAXES
The components of income tax expense for the six months ended September 30, 2011 are as follows (in thousands):

September 30, 2011
Federal income tax expense (benefit):
Current	$—
Deferred	(4,945)
Valuation Allowance	4,945
—
State and local income tax expense (benefit):
Current	76
Deferred	(1,061)
Valuation Allowance	1,061
76

Total income tax expense:	$76
The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the six months ended September 30, 2011 (dollars in thousands):

	September 30, 2011
	Amount	Percent
Statutory Federal income tax	$(5,271)	34%
State and local income taxes, net of Federal tax benefit	(649)	4%
General business credit	(16)	—%
Valuation allowance	6,005	(39)%
Other	7	—%
Total income tax expense	$76	(1)%
Carver Federal stockholders’ equity includes a $0.1 million tax expense for the period ended September 30, 2011, which has been segregated for federal income tax purposes as a bad debt reserve.

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has filed an extension for its tax return for the fiscal year ended March 31, 2011 and has not yet determined the potential tax attributes that may be subject to limitation under Section 382. The company has a net deferred tax asset ("DTA") of approximately $25 million. A full valuation allowance for the DTA has been recorded. Due to the Section 382 limitation, some portion of the DTA may not be recoverable in future years.

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
The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2011 and March 31, 2011, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$521	$521
Investment securities:
Available for sale:
U.S. Treasuries	2,809			2,809
Government National Mortgage Association		27,799	—	27,799
Federal Home Loan Mortgage Corporation		1,694	—	1,694
Federal National Mortgage Association		3,894	—	3,894
Other		21,327	52	21,379
Total available for sale securities	$2,809	$54,714	$52	$57,575
Total assets	$2,809	$54,714	$573	$58,096

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$626	$626
Investment securities:
Available for sale:
U.S. Treasuries	2,544			2,544
Government National Mortgage Association		30,197		30,197
Federal Home Loan Mortgage Corporation	—	1,851	—	1,851
Federal National Mortgage Association	—	4,223		4,223
Other	—	14,691	45	14,736
Total available for sale securities	$2,544	$50,962	$45	$53,551
Total assets	$2,544	$50,962	$671	$54,177
Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at September 30, 2011 and March 31, 2011.
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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2011 and 2010:

	Mortgage Servicing	Securities Available for
(in thousands)	Rights	Sale
Beginning balance, April 1, 2011	$626	$45
Additions	—	7
Unrealized loss	(105)	—
Ending balance, September 30, 2011	$521	$52

	Mortgage Servicing	Securities Available for
(in thousands)	Rights	Sale
Beginning April 1, 2010	$721	$141
Sales	—	(96)
Unrealized loss	(115)	—
Ending balance, September 30, 2010	$606	$45
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2011 and March 31, 2011 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

	Fair Value Measurements at September 30, 2011, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Held For Sale Loans	$—	$39,369	$—	$39,369
Impaired loans with a specific reserve allocated	$—	$25,800	$—	$25,800

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Held For Sale Loans	$—	$9,205	$—	$9,205
Impaired loans with a specific reserve allocated	$—	$38,962	$—	$38,962
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale for the period ended September 30, 2011 was based upon offered purchase prices, broker price opinions or discounted cash flows.
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
The carrying amounts and estimated fair values of the Bank’s financial instruments at September 30, 2011 and March 31, 2011 are as follows (in thousands):

	September 30, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$69,425	$69,425	$44,077	$44,077
Restricted Cash	6,275	6,275	—	—
Securities available-for-sale	57,575	57,575	53,551	53,551
FHLB Stock	2,844	2,844	3,353	3,353
Securities held-to-maturity	11,901	12,552	17,697	18,124
Loans receivable	467,523	469,995	557,156	572,059
Loans Held For Sale	39,369	39,369	9,205	9,205
Accrued interest receivable	2,483	2,483	2,854	2,854
Mortgage servicing rights	521	521	626	626
Financial Liabilities:
Deposits	$499,822	$486,361	$560,698	$536,046
Advances from FHLB of New York	40,042	40,385	50,057	50,372
Repurchase agreement	30,000	30,002	30,000	29,970
Other borrowed money	32,471	32,959	32,471	30,895
Cash and cash equivalents and accrued interest receivable
The carrying amounts for cash and cash equivalents and accrued interest receivable approximate fair value because they mature in three months or less.
Restricted cash
The carrying amounts for restricted cash approximates fair value.
Securities
The fair values for securities available-for-sale, mortgage-backed securities held-to-maturity and investment securities held-to-maturity are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities.
FHLB Stock
The fair value of FHLB stock approximates the carrying amount, which is at cost.
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

Loans held-for-sale
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale are based upon offered purchase prices, broker price opinions or discounted cash flows.
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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of September 30, 2011 and March 31, 2011. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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

NOTE 12. VARIABLE INTEREST ENTITIES

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes.  Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp Inc.  Carver Bancorp Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.
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
The VIE's are consolidated, as required, where Carver has controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:
(a) the power to direct activities of a VIE that most significantly impact the entities economic performance; and
(b) the obligation to absorb losses of the entity that could benefit from the entities that could potentially be significant to the VIE.
The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	40,101	—	40,101	—	6,701	—	7,800	14,501
CDE 10	1,700	19,000	—	17,377	17,377	—	—	—	7,400	7,400
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,100	4,101
CDE 14	400	10,000	—	10,096	10,096	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	500	20,500	—	20,996	20,996	—	2	—	8,000	8,002
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,200	5,201
CDE 19	500	10,746	—	10,805	10,805	—	1	—	4,200	4,201

Total	$4,200	$124,000	$40,101	$96,541	$136,642	$13,000	$7,107	$—	$40,600	$60,707

The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred $19.0 million of rights to an investor in a NMTC project. The entity was called CDE-10.
With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities (CDE's 1-9,11-12) through which its investments in NMTC eligible activities are conducted.  As the Bank is exposed to all of the expected losses and residual returns from these investments, under ASC topic 810 the Bank has determined is has a controlling financial interest and is the primary beneficiary of these entities. During December 2010 Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash.
As a result, the CDEs continues to be consolidated and the investor's equity investment of $6.7 million was reflected as non-

controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new market tax credit on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.
In May 2009, the Bank received a second NMTC award in the amount of $65 million. During the period from December 2009 to June 2010, the Bank transferred rights to investors in NMTC projects (entities CDE 13-19). These entities have been reviewed for possible consolidation under the accounting guidance related to variable interest entities and have found to not be consolidated for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact its economic performance. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award

In August 2011, the Bank received a third NMTC award in the amount of $25 million. The Bank has established various special purpose entities (CDE's 20-25) through which its investments in NMTC eligible activities will be conducted. As of September 30, 2011, no investments have been made related to this allocation.

NOTE 13. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS

In April 2011, the FASB issued a revision to earlier guidance for accounting for troubled debt restructurings (ASU 2011-02). The ASU clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:

•	Creditors cannot assume that debt extensions at or above a borrower's original contractual rate do not constitute troubled debt restructurings.

•	If a borrower doesn't have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.

•	A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered probable in the foreseeable future.

The guidance became effective on June 15, 2011 and has been applied retrospectively to restructurings occurring on or after April 1, 2011. The adoption of this guidance did not have a material effect on the Company's consolidated statement of financial condition or results of operations.

In July 2010, the FASB issued guidance related to disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ASU No. 2010-20, Receivables (Topic 310) which requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users' understanding of (i) the nature of an entity's credit risk associated with its financing receivables and (ii) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the roll forward of the allowance for credit losses by portfolio segment) were required in interim or annual periods beginning on or after December 15, 2010. The required disclosures for the period have been included in footnote 8 to the financial statements.

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

On October 18, 2011 Carver received approval from the Federal Reserve Bank to pay all outstanding dividend payments on the Company's Series B preferred stock issued under the TARP CPP.

On October 25, 2011 Carver's shareholders voted and approved a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and exchange the Treasury CDCI Series B preferred stock for common stock.

On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•	the ability to continue to comply with the Orders and the effects of the restrictions upon operations set forth in the orders

•
general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes which may be more difficult to implement or expensive than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management; and

•	the ability to realize cost efficiencies

•	the ability to utilize NMTC.
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
Overview
Carver Bancorp, Inc., a Delaware corporation (the “Holding Company”, or “Registrant”) is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank, and, on a parent-only basis, had minimal results of operations. The Holding Company is headquartered in New York, New York. The Holding Company conducts business as a unitary savings and loan holding company, and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its nine branches and nine stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.
Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the OTS following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development lending and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $678 million in assets as of September 30, 2011 and employed approximately 130 employees as of September 30, 2011.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive its first award of $59 million in New Markets Tax Credits. Carver Federal invested a portion of its award in December 2006 and by December 2008 the Banks allocation was fully invested. In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purposes entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interests. In addition, Carver still provides the funding to the underlying projects.

In May 2009, the Bank received its second award of $65 million. During the period of December 2009 to June 2010, the Bank transferred rights to an investor in various NMTC projects. While providing funding to the investments in the NMTC projects, CCDC has retained a 0.01%interest in other entities created to facilitate the investment with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance therefore it is not the primary beneficiary of these entities.

In February 2011, the Company announced that Carver Federal had been selected to receive its third NMTC award in the amount of $25 million.

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	40,101	—	40,101	—	6,701	—	7,800	14,501
CDE 10	1,700	19,000	—	17,377	17,377	—	—	—	7,400	7,400
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,100	4,101
CDE 14	400	10,000	—	10,096	10,096	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	500	20,500	—	20,996	20,996	—	2	—	8,000	8,002
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,200	5,201
CDE 19	500	10,746	—	10,805	10,805	—	1	—	4,200	4,201

Total	$4,200	$124,000	$53,501	$83,141	$136,642	$13,000	$7,108	$—	$40,600	$60,708

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

Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of another-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2011, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has filed an extension for its tax return for the fiscal year ended March 31, 2011 and has not yet determined the potential tax attributes that may be subject to limitation under Section 382. The company has a net deferred tax asset ("DTA") of approximately $25 million. A full valuation allowance for the DTA has been recorded. Due to the Section 382 limitation, some portion of the DTA may not be recoverable in future years.

Stock Repurchase Program
On August 6, 2002, the Holding Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2011, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share. The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the six months ended September 30, 2011. As a result of the Company’s participation in the TARP CPP and Community Development Capital Initiative, the U.S. Treasury’s prior approval is required to make further repurchases.

Equity Transactions
On October 25, 2011 Carver's shareholders voted and approved a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and exchange the Treasury CDCI Series B preferred stock for common stock.

On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock.

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2011.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $10.1 million during the six months ended September 30, 2011 primarily as a result of the Bank utilizing excess liquidity to paydown its maturing borrowings. At September 30, 2011, the Bank had $84.1 million in borrowings with a weighted average rate of 3.21% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB —NY has limited new borrowings to a term of thirty days. At September 30, 2011, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $88.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At September 30, 2011 and 2010, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $70 million  and $29.6 million, respectively.
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
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2011 total cash and cash equivalents decreased $25.9 million reflecting cash used in financing activities of $19.6 million, cash provided by operating activities of $10.7 million, and cash provided by investing activities of $34.9 million.
Net cash used in financing activities was $19.6 million, primarily resulting from decreases in deposits of $60.9 million and the maturities of two fixed-rate notes of $15.0 million in the six month period . These decreases were offset by the net inflow of $51.4 million from the capital raise in the first quarter of fiscal 2012 and a new borrowing of $5 million in the second quarter of fiscal 2012. Net cash used provided by operating activities during this period was $10.7 million and was primarily the result of an increase in transfers of loans from held for investment to held for sale offset by proceeds on the held for sale loans that were sold during the six month period. Net cash provided by investing activities was $34.9 million and was primarily the result of loan pay downs and payoffs of $51.8 million offset by $14.7 million of originations on held for investment loans.

The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at September 30, 2011 (dollars in thousands):

	Tier 1 Core Capital	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at September 30, 2011	$61,427	$61,427	$61,427
Add:
General valuation allowances	—	—	6,524
Qualifying subordinated debt	—	—	5,000
Other	234	234	234
Deduct:
Unrealized gains on securities available-for-sale, net	9	9	9
Goodwill and qualifying intangible assets, net	—	—	—
Regulatory Capital	$61,652	$61,652	$73,176
Minimum Capital requirement	10,164	27,103	40,715
Regulatory Capital Excess	$51,488	$34,549	$32,461
Capital Ratios	9.10%	12.11%	14.38%

Bank Regulatory Matters
On February 10, 2011, the Bank and the Company consented to enter into Cease and Desist Orders (“Orders”) with the OTS. The OTS is issuing these Orders based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital. On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $51.4 million increase in liquidity net of the effect of various expenses associated with the capital raise. In addition, the Company downstreamed $37 million to the Bank. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. The Bank's capital level now exceeds regulatory requirements, with a Tier 1 leverage capital ratio of 9.10% versus the required 9% and total risk-based capital ratio of 14.38% versus the required 13%.
In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.
Under the Orders, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval. On October 18, 2011 we received approval from the Federal Reserve Bank to pay all outstanding dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program of the United States Department of Treasury ("Treasury"). On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock.

Comparison of Financial Condition at September 30, 2011 and March 31, 2011
Assets
At September 30, 2011, total assets decreased $31.2 million or (4.4)% to $678.0 million compared to $709.2 million at March 31, 2011. Cash and cash equivalents increased $25.9 million, investment securities decreased $1.8 million, total loans receivable decreased $91.4 million, and the allowance for loan losses decreased $1.7 million. These increases were partially offset by loans held for sale which increased by $30.2 million and other assets increased $0.7 million.
Cash and cash equivalents increased $25.9 million, or 58.9% to $70.0 million at September 30, 2011 compared to $44.1 million at March 31, 2011. This increase was primarily driven by the capital raise inflow of $55 million and $35 million in loans repayments and loan sales which is offset by the repayment of institutional deposits totaling $61 million and the net change in borrowings of $9 million.
Investment securities decreased $1.8 million to $69.5 million at September 30, 2011 compared to $71.2 million at March 31, 2011. This change reflected an increase of $4.0 million in available-for-sale securities and a $5.8 million decrease in held-to-maturity securities as the Company reinvested cash flows from held to maturity securities back in to the available for sale portfolio.
Net loans receivable decreased $89.6 million or (16.1)% , to $467.5 million at September 30, 2011 compared to $557.2 million at March 31, 2011. $50.2 million of principal repayments across all loan classifications contributed to the majority of decrease, with the largest impact from Commercial Real Estate, Construction and Business loans. Additionally $34.1 million of loans were transferred from held for investment to held for sale as the Company works down its problem loans. Charge offs for the six month period totaled $6.4 million. The decreases were offset by an $4.8 million medallion loan portfolio purchase and loan originations of $4 million in the six month period.

Liabilities and Stockholders’ Equity
Total liabilities decreased $67.3 million, or (9.9)%, to $614.2 million at September 30, 2011 compared to $681.5 million at March 31, 2011. The decrease in total liabilities is primarily due to the decline in total deposits of $60.9 million, the maturity of two fixed-rate notes and the securing of a short term advance from the FHLB-NY totaling $10.1 million.
Deposits decreased $60.9 million or (10.9)%, to $499.8 million at September 30, 2011 compared to $560.7 million at March 31, 2011. Certificates of deposit and NOW balances have declined due to repayments of institutional deposits.
Advances from the FHLB-NY and other borrowed money decreased $10.1 million , or (9.0)%, to $102.5 million at September 30, 2011 compared to $112.6 million at March 31, 2011. The decline was due to two fixed-rate borrowings maturing during the period and one $5 million advance that was added at the end of the second quarter.
Total stockholders’ equity increased $36.0 million, or 129.9%, to $63.7 million at September 30, 2011 compared to $27.7 million at March 31, 2011. The key component of this increase was a $55 million capital raise closed on June 29, 2011 as previously reported in the Form 8-K filed with the Securities and Exchange Commission on June 29, 2011. The increase in stockholders' equity from the capital raise was partially offset by expenses of approximately $3.6 million related to the capital raise and the net loss for the six month period of $15.6 million.

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
The economic environment is uncertain regarding future interest rate trends. Management regularly monitors the Company’s cumulative gap position, which is the difference between the sensitivity to rate changes on the Company’s interest-

earning assets and interest-bearing liabilities. In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.
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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.The Bank also has a commitment to fund an investment related to a private equity partnership. See the table below for the Bank’s outstanding lending commitments and contractual obligations at September 30, 2011.
The following table reflects the outstanding commitments as of September 30, 2011 (in thousands):

Commitments to fund construction mortgage loans	$3,856
Commitments to fund commercial and consumer loans	235
Lines of credit	5,123
Letters of credit	244
Commitment to fund Private Equity investment	500
Total	$9,958

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010
Overview
The Company reported a net loss of $9.5 million for the second quarter of fiscal 2012 compared to net loss of $23.4 million for the second quarter of fiscal 2011. Net loss per share for the quarter was $58.67 compared to net loss per share of $141.72 for the second quarter of fiscal 2011. The net loss is primarily the result of $7.0 million in provision for loan losses which is $0.8 million less than the provision set aside in the prior year quarter.
The following table reflects selected operating ratios for the three months ended September 30, 2011 and 2010:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
Selected Financial Data:	2011	2010	2011	2010
Return on average assets (1)	(5.60)%	(1.22)%	(4.54)%	(6.39)%
Return on average equity (2)	(51.69)%	(13.91)%	(60.73)%	(79.12)%
Net interest margin (3)	3.60%	3.89%	3.39%	3.88%
Interest rate spread (4)	3.31%	3.78%	3.10%	3.78%
Efficiency ratio (5)	117.25%	83.64%	115.88%	83.77%
Operating expenses to average assets (6)	4.52%	3.67%	4.35%	3.73%
Average equity to average assets (7)	10.84%	8.80%	7.48%	8.07%
Average interest-earning assets to average interest-bearing liabilities	1.27x	1.08x	1.26x	1.07x

(1)	Net income, annualized, divided by average total assets.

(2)	Net income, annualized, divided by average total equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average equity divided by total average assets for the period.
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
Net interest income decreased $1.2 million to $5.7 million compared to $6.9 million for the prior year period. The variance was predominantly in interest income on loans which declined $1.7 million partially offset by a decrease in interest expense on deposits of $0.6 million.
Net interest income decreased $3.0 million to $11.0 million compared to $13.9 million for the prior year period. The variance was predominantly in interest income on loans which declined $4.0 million partially offset by a decrease in interest expense on deposits of $1.1 million.

The following table sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and six months ended September 30, 2011 and 2010. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.
CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$548,886	$6,958	5.07%	$641,156	$8,686	5.42%
Mortgaged-backed securities	48,532	342	2.82%	48,872	525	4.30%
Investment securities	23,436	79	1.35%	12,966	47	1.45%
Restricted Cash Deposit	6,215	0.4661	0.03%	—
Equity securities (2)	2,705	57	8.36%	3,469	80	9.15%
Other investments and federal funds sold	649	5	3.06%	3,980	5	0.50%
Total interest-earning assets	630,423	7,441	4.72%	710,443	9,343	5.26%
Non-interest-earning assets	44,432			94,681
Total assets	$674,855			$805,124
Interest Bearing Liabilities:
Deposits:
Now demand	$25,088	10	0.16%	$61,917	32	0.21%
Savings and clubs	105,011	69	0.26%	109,254	74	0.27%
Money market	77,264	188	0.97%	69,967	192	1.10%
Certificates of deposit	188,642	663	1.39%	312,460	1,197	1.53%
Mortgagors deposits	2,008	7	1.38%	2,257	9	1.60%
Total deposits	398,013	937	0.93%	555,855	1,504	1.08%
Borrowed money	98,364	827	3.34%	114,110	983	3.45%
Total interest-bearing liabilities	496,377	1,764	1.41%	669,965	2,487	1.48%
Non-interest-bearing liabilities:
Demand	96,605			68,257
Other liabilities	8,751			7,695
Total liabilities	601,733			745,917
Minority Interest	—			—
Stockholders’ equity	73,122			59,207
Total liabilities & stockholders’ equity	$674,855			$805,124
Net interest income		$5,677			$6,856
Average interest rate spread			3.31%			3.78%
Net interest margin			3.60%			3.86%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Six Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest Earning Assets:
Loans (1)	$564,430	$13,660	4.84%	$649,255	$17,635	5.43%
Mortgaged-backed securities	50,835	739	2.91%	52,464	1,112	4.24%
Investment securities	20,833	138	1.32%	9,915	81	1.63%
Restricted Cash Deposit	6,215	1	0.03%	—
Equity securities (2)	3,020	128	8.45%	3,737	125	6.67%
Other investments and federal funds sold	770	9	2.33%	2,681	10	0.74%
Total interest-earning assets	646,103	14,675	4.54%	718,052	18,963	5.28%
Non-interest-earning assets	39,630			91,628
Total assets	$685,733			$809,680

Interest Bearing Liabilities:
Deposits:
Now demand	$26,079	$21	0.16%	$52,061	$63	0.24%
Savings and clubs	106,194	140	0.26%	112,679	147	0.26%
Money market	72,482	357	0.98%	70,388	415	1.18%
Certificates of deposit	201,506	1,406	1.39%	314,705	2,374	1.50%
Mortgagors deposits	2,433	19	1.56%	2,712	22	1.62%
Total deposits	408,694	1,943	0.95%	552,545	3,021	1.09%
Borrowed money	105,400	1,777	3.36%	119,298	2,024	3.38%
Total interest-bearing liabilities	514,094	3,720	1.44%	671,843	5,045	1.50%
Non-interest-bearing liabilities:
Demand	112,362			64,311
Other liabilities	7,971			8,171
Total liabilities	634,427			744,325
Minority Interest	—			—
Stockholders' equity	51,306			65,355
Total liabilities & stockholders' equity	$685,733			$809,680
Net interest income		$10,955			$13,918

Average interest rate spread			3.10%			3.78%

Net interest margin			3.39%			3.88%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
`

Interest Income

Interest income decreased $1.9 million to $7.4 million for the quarter ended September 30, 2011 compared to $9.3 million for the prior year period. The change in interest income was primarily the result of a decrease in interest income on loans of  $1.7 million and a decline in the interest income on mortgage-backed securities of $0.2 million. Interest income decreased $1.9 million in the first quarter, compared to the prior year quarter, due to the decrease in yields on interest bearing asset and the decrease in the average balance of interest earning assets. $1.2 million was due to the decrease in the average balances and $0.7 million of the decrease in interest income was due to the lower yields. The average yield on investment securities decreased 148 basis points to 2.82% from 4.30% as new securities purchased to replace securities called and pay downs in the portfolio carried lower rates. The average yield on loans decreased 35 basis points to 5.07% from 5.42% . The decline in average loans was the direct result of management's continuing efforts to reduce the level of non-performing real estate loans by transferring them from the held for investment portfolio to the held for sale portfolio and ultimately disposing of the asset . It is anticipated that the reduction in real estate loans will continue over the next several quarters until troubled debt resolutions are complete and the Company's concentration in real estate assets meets regulatory guidelines.
Interest income decreased $4.3 million in the six month period, compared to the prior year period, due to the drop in yields on interest bearing assets and the decrease in the average balance of interest earning assets. $2.3 million of the decrease in interest income was due to lower average balances and $2.0 million was due to lower yields. The average yield on mortgaged-backed securities fell 133 basis points to 2.91% from 4.24%. The average yield on loans fell 59 basis points to 4.84% from 5.43% primarily due to the growth in non-accrual loans in the first quarter. The current low interest rate environment combined with first quarter's elevated levels of non-performing assets and a reduction in interest earning assets continues to constrain net interest income.

Interest Expense
Interest expense decreased by $0.7 million, or 29.1%, to $1.8 million for the first quarter, compared to $2.5 million for the prior year quarter. The decrease was primarily due to a decline in deposit interest expense of $0.6 million. The decrease in interest expense reflects a 7 basis point decrease in the average cost of interest-bearing liabilities to 1.41% for the first quarter, compared to an average cost of 1.48% for the prior year period. A decrease of $0.5 million was due to the continued downward re-pricing of certificates of deposits and and money market savings
Interest expense decreased by $1.3 million, or 26.3%, to $3.7 million for the six month period, compared to $5.0 million for the prior year period. The decrease was primarily due to a decline in deposit interest expense of $1.1 million. The decrease in interest expense reflects a 6 basis point decrease in the average cost of interest-bearing liabilities to 1.44% for the second quarter, compared to an average cost of 1.50% for the prior year period. A decrease of $0.9 million was due to the continued downward re-pricing of certificates of deposits and deleveraging of the Certificate of Deposit Account Registry Service "CDARS" portfolio.

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
The following table summarizes the activity in the ALLL for the six month period ended September 30, 2011 and fiscal year-end March 31, 2011 (dollars in thousands):

	Six Months Ended September 30, 2011	Fiscal Year Ended March 31, 2011
Beginning Balance	$23,147	$12,000
Less: Charge-offs	(13,998)	(16,019)
Add: Recoveries	104	52
Provision for Loan Losses	12,176	27,114
Ending Balance	$21,429	$23,147
Ratios:
Net charge-offs to average loans outstanding	2.03%	2.54%
Allowance to total loans	4.38%	3.99%
Allowance to non-performing loans	27.15%	29.90%
The Bank recorded a $12.2 million provision for loan losses in the six months ended September 30, 2011 compared to $14.1 million for the prior year period, net charge-offs were $7.0 million were taken on those loans that were reclassified to held for sale at fair market value compared to net charge-offs of $6.0 million for the prior year period. At September 30, 2011, non-performing loans totaled $78.9 million, or 17.49% of total assets compared to $77.4 million or 12.29% of total assets at March 31, 2011. The ALLL was $21.4 million at September 30, 2011, which represents a ratio of the ALLL to non-performing loans of 27.15% compared to 29.90% at March 31, 2011. The ratio of the ALLL to total loans was 4.38% at September 30, 2011 up from 3.99% at March 31, 2011.

Non-performing Assets
Non-performing assets consist of non-accrual loans, loans held for sale and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers takes prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the SBA. Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2011, loans classified as a TDR totaled $15.6 million.
At September 30, 2011, non-performing assets totaled $118.6 million, or 17.49% of total assets compared to $87.2 million, or 12.29% of total assets at March 31, 2011. The slight increase in non-performing assets impacted all loan types except consumer loans, with the largest increase in multifamily and commercial loans. Uncertainty still remains with respect to the timing of a sustained economic recovery which may affect the ability of borrowers to stay current with their loans.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):
CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
(In thousands)

	September 2011	June 2011	March 2011	December 2010	September 2010
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$14,335	$16,421	$15,993	$16,290	$14,583
Multifamily	9,106	9,307	6,786	14,076	14,103
Commercial real estate	16,088	25,893	10,078	12,231	11,189
Construction	31,526	54,425	37,218	40,060	36,145
Business	7,831	9,159	7,289	7,471	3,699
Consumer	36	22	42	20	37
Total non-accrual loans	78,922	115,227	77,406	90,148	79,756
Other non-performing assets (2):
Real estate owned	275	237	564	—	19
Loans held for sale	39,369	18,068	9,205	1,700	550
Total other non-performing assets	39,644	18,305	9,769	1,700	569
Total non-performing assets (3)	$118,566	$133,532	$87,175	$91,848	$80,325
Accruing loans contractually past due > 90 days (4)	$—	$—	$—	$—	$1,765
Non-performing loans to total loans	16.14%	21.18%	13.34%	14.97%	12.88%
Non-performing assets to total assets	17.49%	19.68%	12.29%	12.35%	10.64%

(1)
Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the quarter ended September 30, 2011, 17 non-performing loans with a net book value of $32.3 million and a fair market value of $26.7 million were moved to Held for Sale.  During the quarter ended June 30, 2011, 2 non-performing loans with a net book value of $2.6 million and a fair market value of $1.5 million were moved to Held for Sale.

(2)
Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

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
Subprime Loans
In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At September 30, 2011, the Bank had $7.6 million in subprime loans, or 1.6% of its total loan portfolio of which $4.9 million are non-performing loans.
Non-Interest Income
Non-interest income decreased $1.4 million, or (63.1)%, to $0.8 million for the second quarter, compared to $2.2 million for the prior year quarter primarily due to non-recurring fees that were earned on New Market Tax Credit (NMTC) transactions in the prior period and a gain on sale of securities.
Non-interest income decreased $2.2 million, or 53.27%, to $1.9 million for the six month period, compared to $4.1 million for the prior year period primarily due to non-recurring fees that were earned on New Market Tax Credit (NMTC) transactions and gain on sale of securities in the prior period.

Non-Interest Expense
Non-interest expense was flat compared to the prior year quarter. The higher employee compensation and benefits were offset by lower consulting fees.
Non-interest expense decreased $0.2 million, or 1.2%, to $14.9 million compared to $15.1 million for the prior year period primarily due to lower consulting fees incurred in the current period.

Income Tax Expense
The income tax expense was $0.2 million for the quarter ended September 30, 2011 compared to an income tax expense of $17.0 million for the prior year period. The decrease in expense is primarily due to the establishment of a valuation allowance against the deferred tax asset that was taken in the prior period.
The income tax expense was $0.1 million for the six month period compared to an expense of $14.7 million for the prior year period. The benefit for the six month period ending September 30, 2011 is primarily related to state and local income tax benefit taken in the quarter.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2011 in Item 7A of the Company’s 2011 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at September 30, 2011 compared to March 31, 2011.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2011, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Controller (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

As of September 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of September 30, 2011 is effective using these criteria.

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

From time to time, the Company and the Bank are parties to various legal proceedings incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceeding”) involving the Company and the Bank, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank in these proceedings, that it has meritorious defenses to each proceeding and the Company and the Bank is taking appropriate measures to defend its  interests.  Carver Federal is a defendant in one lawsuit brought by a purported fifty percent loan participant on a multifamily loan, alleging grossly negligence and breach of contract in the manner in which Carver Federal serviced the loan.  Plaintiff asserts damages in excess of $500,000.  Carver Federal brought a counter claim against the plaintiff and a third party complaint against the original loan participant seeking recovery of funds Carver Federal advanced on their behalf, such as real estate taxes, in connection with servicing of the multifamily loan.  In another matter, in September 2010, the New York State Department of Labor ("DOL") Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by Carver Federal, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  Carver Federal requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  Carver Federal continues to believe it has a meritorious case and has recently filed an appeal with the Appeals Board.  In accordance with ASC Topic 450 Carver has accrued $415,000 for these lawsuits.

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
An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has filed an extension for its tax return for the fiscal year ended March 31, 2011 and has not yet determined the potential tax attributes that may be subject to limitation under Section 382. The company has a net deferred tax asset ("DTA") of approximately $25 million. A full valuation allowance for the DTA has been recorded. Due to the Section 382 limitation, some portion of the DTA may not be recoverable in future years.

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
As previously disclosed on the Form 8-K, on June 29, 2011, Carver Bancorp, Inc. entered into stock purchase agreements with several institutional investors pursuant to which the investors agreed to purchase an aggregate of 55,000 shares of the Company's Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C for an aggregate purchase price of $55,000,000. The Series C preferred stock was offered and sold pursuant to an exemption from registration provided by Section

4(2) of the Securities Act of 1933.
On October 25, 2011 Carver's shareholders voted and approved a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and the Treasury CDCI series B preferred stock to common stock.
On October 28, 2011 the Treasury converted the CDCI series B preferred stock to Carver common stock.

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

CARVER BANCORP, INC.
Date: November 14, 2011	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/s/ David L. Toner
David L. Toner
Senior Vice President & Controller (Principal Accounting Officer)