Form 10-Q
period 2011-12-31
CARVER BANCORP INC
filed 2012-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	3,697,264
Class	Outstanding at December 31, 2011

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$104,854	$36,725
Money market investments	1,821	7,352
Total cash and cash equivalents	106,675	44,077

Restricted cash	6,415	—
Investment securities:
Available-for-sale, at fair value	55,712	53,551
Held-to-maturity, at amortized cost (fair value of $12,203 and $18,124 at December 31, 2011 and March 31, 2011, respectively)	11,509	17,697
Total investments	67,221	71,248

Loans held-for-sale (“HFS”)	22,490	9,205
Loans receivable:
Real estate mortgage loans	410,848	525,894
Commercial business loans	46,077	53,060
Consumer loans	1,252	1,349
Loans, net	458,177	580,303
Allowance for loan losses	(20,411)	(23,147)
Total loans receivable, net	437,766	557,156
Premises and equipment, net	9,878	11,040
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,969	3,353
Accrued interest receivable	2,354	2,854
Other assets	13,970	10,282
Total assets	$670,738	$709,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$101,447	$106,906
Non-Interest Bearing Checking	74,871	123,706
NOW	27,174	27,297
Money Market	85,077	74,329
Certificates of Deposit	196,626	228,460
Total deposits	485,195	560,698
Advances from the FHLB-NY and other borrowed money	113,437	112,641
Other liabilities	9,206	8,159
Total liabilities	607,838	681,498

Stockholders’ equity:
Preferred stock, (par value $0.01, per share), 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding	45,118	—
Preferred stock (par value $0.01 per share, 2,000,000 shares authorized; 18,980 Series B shares, with a liquidation preference of $1,000 per share, issued and outstanding.	—	18,980
*Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,264 and 168,312 shares issued; 3,697,264 and 165,618 shares outstanding at December 31, 2011 and March 31, 2011, respectively)	61	25
Additional paid-in capital	53,896	27,026
Accumulated deficit	(37,944)	(21,464)
Non-controlling interest	2,237	4,038
Treasury stock, at cost (2,090 shares at December, 2011 and 2,695 and March 31, 2011, respectively)	(447)	(569)
Accumulated other comprehensive income (loss)	(21)	(319)
Total stockholders’ equity	62,900	27,717
Total liabilities and stockholders equity	$670,738	$709,215
See accompanying notes to consolidated financial statements
(*) Common stock shares for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Interest Income:
Loans	$6,416	$8,021	$20,076	$25,656
Mortgage-backed securities	279	460	1,018	1,572
Investment securities	114	105	340	263
Money market investments	102	19	151	77
Total interest income	6,911	8,605	21,585	27,568
Interest expense:
Deposits	1,069	1,366	3,012	4,386
Advances and other borrowed money	785	960	2,560	2,984
Total interest expense	1,854	2,326	5,572	7,370
Net interest income	5,057	6,279	16,013	20,198
Provision for loan losses	113	6,242	12,290	20,318
Net interest income after provision for loan losses	4,944	37	3,723	(120)
Non-interest income:
Depository fees and charges	740	725	2,212	2,224
Loan fees and service charges	203	183	689	618
Gain on sale of securities, net	—	1	—	764
Gain on sales of loans, net	19	(1)	154	7
New Market Tax Credit (“NMTC”) fees	—	473	—	1,654
Lower of cost or market adjustment on loans held for sale	(530)	—	(905)	—
Other	121	349	323	569
Total non-interest income	553	1,730	2,473	5,836
Non-interest expense:
Employee compensation and benefits	3,006	2,664	9,188	8,771
Net occupancy expense	903	928	2,805	2,880
Equipment, net	545	587	1,625	1,672
Consulting fees	165	498	370	1,043
Federal deposit insurance premiums	368	502	1,177	1,253
Other	2,789	2,459	7,531	7,120
Total non-interest expense	7,776	7,638	22,696	22,739
Loss before income taxes	(2,279)	(5,871)	(16,500)	(17,023)
Income tax (benefit)/expense	(1,004)	2,317	(927)	17,018
Non Controlling interest, net of taxes (1)	(595)	—	687	—
Net loss	$(680)	$(8,188)	$(16,260)	$(34,041)

Loss per common share:
Basic (*)	$(0.26)	$(49.58)	$(16.81)	$(207.67)
(1) The Company has adjusted the non-controlling interest, net of taxes in the Consolidated Statements of Operations for the three and nine months ended December 31, 2011 to adjust for an overstatement of non-controlling interest, net of taxes in the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, resulting in an overstatement of the net loss. The non-controlling interest, net of taxes reported for each of these periods was overstated by approximately $238 thousand.

(*) Common stock shares for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine months ended December 31, 2011

(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2011	$18,980	$25	$27,026	$(569)	$4,038	$(21,464)	$(319)	$27,717
Net loss	—	—	—	—	—	(16,260)	—	(16,260)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—
Reclassification of gains included net of taxes	—	—	—	—	—	—	—	—
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	298	298
Comprehensive income (loss), net of taxes:	—	—	—	—	—	(16,260)	298	(15,962)
Transfer between Non Controlling and Controlling Interest	—	—	1,801	—	(1,801)	—	—	—
Accrued Preferred Dividends Paid	—	—	—	—	—	(364)	—	(364)
Accrued Preferred Dividends	—	—	(144)	—	—	144	—	—
Conversion of Series B preferred stock to common stock	(18,980)	24	18,956	—	—	—	—	—
Conversions of Series C preferred stock to Series D preferred stock	45,118	12	6,298	—	—	—	—	51,428
Treasury stock activity	—	—	(41)	122	—	—		81
Balance—December 31, 2011	$45,118	$61	$53,896	$(447)	$2,237	$(37,944)	$(21)	$62,900
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December31,
	2011	2010
OPERATING ACTIVITIES
Net loss before attribution of noncontrolling interests	$(15,573)	$(34,041)
Noncontrolling interest	687	—
Net loss	(16,260)	(34,041)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	12,290	20,318
Deferred Tax Asset and related valuation allowance	—	14,461
Provision for REO losses	—	38
Stock based compensation expense	54	57
Depreciation and amortization expense	1,060	1,146
Amortization of intangibles	76	114
Loss from sale of real estate owned	216	20
Gain on sale of securities, net	—	(764)
Gain on sale of loans, net	(154)	(7)
Market adjustment on held for sale loans	905	—
Originations of loans held-for-sale	—	(2,413)
Proceeds from sale of loans held-for-sale	26,102	2,413
Decrease in accrued interest receivable	500	766
Increase in loan premiums and discounts and deferred charges	(210)	(510)
Decrease (increase) in premiums and discounts — securities	327	(695)
Increase in other assets	(432)	(1,833)
Increase in other liabilities	1,047	222
Net cash provided by/(used in) operating activities	25,521	(708)
INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(19,625)	(77,106)
Purchases of securities: Held-to-maturity	—	(7,994)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	17,675	68,444
Proceeds from principal payments, maturities, calls and sales of securities: Held-to-maturity	6,074	1,407
Originations of loans held-for-investment	(19,343)	(18,680)
Principal collections on loans	80,285	75,246
Proceeds on sale of loans	2,258	900
Increase in restricted cash	(6,415)	—
(Purchase)/redemption of FHLB-NY stock	(616)	754
Purchase of premises and equipment	(140)	(498)
Proceeds from sale of real estate owned	563	7
Net cash provided by investing activities	60,716	42,480
FINANCING ACTIVITIES
Net decrease in deposits	(75,503)	(14,340)
Net change in FHLB-NY advances and other borrowings	796	(19,022)
Increase in capital	51,432	6,655
Dividends paid	(364)	(712)
Net cash used in financing activities	(23,639)	(27,419)
Net increase in cash and cash equivalents	62,598	14,353
Cash and cash equivalents at beginning of period	44,077	38,347
Cash and cash equivalents at end of period	$106,675	$52,700
Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$349	$(672)
Transfers from loans held-for-investment to loans held-for-sale	$40,222	$2,600
Cash paid for-
Interest	$5,851	$7,458
Income taxes	$808	$1,224
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Holding Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” ,“Carver Federal” or "CFSB"), Alhambra Holding Corp, an inactive Delaware corporation, and Carver Federal’s wholly-owned subsidiaries, CFSB Realty Corp, Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
On February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision ("OTS"). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets; and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Orders passed to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. No assurances can be given that the Bank and the Company will continue to comply with all provisions of the Orders. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

On June 29, 2011 the Company raised $55 million of capital by issuing 55,000 shares of mandatorily convertible non-voting participating preferred stock, Series C (the "Series C preferred stock"). The issuance resulted in a $51.4 million increase in liquidity after considering the effect of various expenses associated with the capital raise. The capital raise enabled the Company on June 30, 2011 to make a capital injection of $37 million in the Bank. In December 2011 another $7 million capital injection was made in the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.

On October 25, 2011 Carver's stockholders voted to approve a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to no-cumulative non-voting participating preferred stock, Series D ("the Series D preferred stock") and to common stock and to exchange the Treasury Community Development Capital Initiative ("CDCI") Series B preferred stock for common stock.

On October 27, 2011the 1-for-15 reverse stock split was effected, which reduced the number of outstanding shares of common stock from 2,492,415 to 166,161.

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
The Company adjusted the non-controlling interest defined as "Non Controlling interest, net of taxes" in the Consolidated Statements of Operations at December 31, 2011 and the Other Liabilities in the Consolidated Statements of Financial Condition to adjust for an overstatement of non-controlling interest in the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, resulting in an overstatement of the net loss by approximately $238 thousand net of tax . The non-controlling interest reported for each of these periods was overstated by approximately $238 thousand net of tax. The effect on the loss per share was $0.10 for the quarter ended March 31, 2011, $1.45 for quarter ended June 30, 2011, and $1.44 for the quarter ended September 30, 2011.
The Company adjusted the presentation of restricted cash deposits in the Consolidated Statement of Financial Condition at June 30, 2011 to present restricted cash as a separate financial statement caption. The Company reported restricted cash in total cash and cash equivalents at March 31, 2011. The Company recognized this adjustment in presentation as an investing activity in the Consolidated Statements of Cash Flows in the quarterly period ending June 30, 2011.
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
The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of Stockholders' Equity. Any other-than-temporary impairment is recognized in earnings when management has an intent to sell or that management believes it is more-likely-than-not that it will be required to sell the security prior to the recovery of the amortized cost basis. For those securities that management does not intend to sell or expect to be required to sell, credit related impairment is recognized in earnings, with the non-credit related impairment recorded in other comprehensive income/(loss). During fiscal 2011 and fiscal 2010 no impairment charges were recorded. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale are based upon offered purchase prices, appraisals, broker price opinions or discounted cash flows.

Loans Receivable
Loans receivable are carried at unpaid principal balances plus unamortized premiums, purchase accounting mark-to-market adjustments, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for loan losses and charge offs.
The Bank defers loan origination fees and certain direct loan origination costs and amortizes or accretes such amounts as an adjustment of yield over the contractual lives of the related loans using methodologies which approximate the interest method.  Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives, of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.
Loans are placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is not probable.  When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income.  Payments received on a non-accrual loan are either applied to protection advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan.  A non-accrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectability is reasonably assured.
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

Allowance for Loan and Lease Losses ("ALLL")
The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of the Comptroller of the Currency on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310. Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.
The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is a great amount of judgment applied to developing the ALLL.  As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.  Any change in the judgments utilized to develop the ALLL can change the ALLL.  Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
General Reserve Allowance
Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon a review of 10 different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:
1-4 Family
Construction
Multifamily
Commercial Real Estate
Business Loans
SBA Loans
Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

Pass
Special Mention
Substandard
Doubtful
Loss

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are comprised of actual losses for the most recent four quarters as a percentage of each respective Loan Type plus qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

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

Criticized and Classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.
If the loan is determined to be not impaired, it is then placed in the appropriate pool of Criticized & Classified loans to be evaluated for potential losses.  Loans determined to be impaired are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above.  If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the impairment is written down, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL.  In accordance with ASC 310, if there is no impairment amount, no reserve is established for the loan.

Troubled Debt Restructured Loans
Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full. For cash flow dependent loans the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loan's effective interest rate, and the original loan's carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have performed in accordance with the restructured terms for a period of at least 6 months. Carver adopted the ASU 2011-02 guidance with respect to troubled debt restructured loans. The adoption of this guidance did not have a material effect on the Company's consolidated statement of financial condition or results of operations.
We have reclassified certain prior period balances to conform to current year presentation.
NOTE 3. LOSS PER SHARE
The following table reconciles the loss available to common shareholders (numerator) and the weighted average common shares outstanding (denominator) for both basic and diluted loss per share for the following periods (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31
	2011	2010	2011 (1)	2010
Loss per common share — basic
Net loss	$(680)	$(8,188)	$(16,260)	$(34,041)
Less: Capital Purchase Program "CPP" Preferred Dividends (1)	—	82	288	588
Dividends paid and undistributed (losses)/earnings allocated to participating securities	—	(59)	—	(248)
Net Loss Available to Common Shareholders	$(680)	$(8,211)	$(16,548)	$(34,381)
Weighted average common shares outstanding (2)	2,621,340	165,619	984,348	165,557
Loss per common share	$(0.26)	$(49.58)	$(16.81)	$(207.67)
Diluted Loss per common share	N/A	N/A	N/A	N/A
(1) Includes $96 of accrued preferred dividends from the three month period ended March 31, 2011
(2) Common share count for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011
There was no diluted amount per share reported in either period due to the net losses incurred.
NOTE 4. ACCOUNTING FOR STOCK BASED COMPENSATION

All stock-based compensation is recognized as an expense measured at the fair value of the award on the grant date. The accounting guidance also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows in the consolidated statement of cash flows. Stock-based compensation expense recognized for the nine months ended December 31, 2011 and 2010 totaled $53,400 and $51,000 respectively.

NOTE 5. BENEFIT PLANS
Carver Federal has a non-contributory defined benefit pension plan covering all employees who were participants prior to curtailment of the plan. The benefits are based on each employee’s term of service through the date of curtailment. The plan was curtailed during the fiscal year ended March 31, 2001.

NOTE 6. STOCK DIVIDENDS
As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver suspended payment of the quarterly cash dividend on its common stock. In accordance with the Orders, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval, and, as such, suspended the regularly quarterly cash dividend payments on the Company's Series B preferred stock issued under the Trouble Asset Relief Program Capital Purchase Program ("TARP CPP") to the United States Department of Treasury ("Treasury"). There are no assurances that the payments of dividends on the common stock will resume.
Debenture interest payments which had previously been deferred in March 2011 and June 2011 on the Carver Statutory Trust I (trust preferred securities ("TruPS") were brought current in September 2011 before the regulators precluded future payments without prior approval. These payments remain on deferral status.
On October 18, 2011 Carver received approval from the Federal Reserve Bank to pay all outstanding dividend payments (which included $192 thousand accrued during the six month period ended September 30, 2011) on the Company's Series B preferred stock issued under the TARP CPP.
On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to common and Series D is now reportable as Stockholders equity.

NOTE 7. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2011, the Bank had no securities classified as trading. At December 31, 2011, $55.7 million, or 82.9% of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $11.5 million or 17.1% were classified as held-to-maturity.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-

maturity at December 31, 2011 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$26,469	$103	$(155)	$26,417
Federal Home Loan Mortgage Corporation	1,433	4	—	1,437
Federal National Mortgage Association	3,360	40	—	3,400
Other	51	—	—	51
Total mortgage-backed securities	31,313	147	(155)	31,305
U.S. Government Agency Securities	21,196	109	(8)	21,297
U.S. Government Securities	3,101	9	—	3,110
Total available-for-sale	55,610	265	(163)	55,712
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	6,908	458	—	7,366
Federal Home Loan Mortgage Corporation	2,907	150	—	3,057
Federal National Mortgage Association	1,694	87	—	1,781
Total held-to-maturity mortgage-backed securities	11,509	695	—	12,204

Total securities	$67,119	$960	$(163)	$67,916
The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2011 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$30,162	$150	$(115)	$30,197
Federal Home Loan Mortgage Corporation	1,864	—	(13)	1,851
Federal National Mortgage Association	4,286	—	(63)	4,223
Other	45	—	—	45
Total mortgage-backed securities	36,357	150	(191)	36,316
U.S. Government Agency Securities	14,968	—	(277)	14,691
U.S. Government Securities	2,547	—	(3)	2,544
Total available-for-sale	53,872	150	(471)	53,551
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	7,598	206	—	7,804
Federal Home Loan Mortgage Corporation	8,210	131	—	8,341
Federal National Mortgage Association	1,889	90	—	1,979
Total mortgage-backed securities	17,697	427	—	18,124
Other	—	—	—	—
Total held-to-maturity	17,697	427	—	18,124
Total securities	$71,569	$577	$(471)	$71,675
The following table sets forth the unrealized losses and fair value of securities at December 31, 2011 for less than

12 months and 12 months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(155)	$21,143	$—	$—	$(155)	$21,143
Agencies	(8)	5,992	—	—	(8)	5,992
Treasuries	—	301			—	301
Total available-for-sale	(163)	27,436	—	—	(163)	27,436
Held-to-Maturity:
Mortgage-backed securities	—	—	—	—	—	—
Total held-to-maturity	—	—	—	—	—	—
Total securities	$(163)	$27,436	$—	$—	$(163)	$27,436

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
A total of eight available for sale securities had an unrealized loss at December 31, 2011 compared to sixteen at March 31, 2011, based on estimated fair value. There were no securities in the held to maturity portfolio that had an unrealized loss at December 31, 2011 compared to one security at March 31, 2011. The majority of the securities in an unrealized loss position were mortgage backed securities and agency securities, which represented 78% and 22% of total securities which had an unrealized loss at December 31, 2011, respectively.
The cause of the temporary impairment is directly related to changes in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline. Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  For securities that are not deemed to be credit impaired, management assesses whether it intends to sell or whether it is more-likely-than-not that it would be required to sell the investment before the expected recovery of the amortized cost basis. In most cases, management has asserted that it has no intent to sell and that it believes it is not likely to be required to sell the investment before recovery of its amortized cost basis. Where such an assertion has not been made, the security's decline in fair value is deemed to be other than temporary and is recorded in earnings. At December 31, 2011, the Bank did not have any securities that would be classified as having other than temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at December 31, 2011, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale:
Less than one year	$1,250	$1,251	0.21%
One through five years	16,045	16,145	1.09%
Five through ten years	9,215	9,252	1.61%
After ten years	29,100	29,064	1.98%
Total	55,610	55,712	1.62%

Held-to-maturity:
Five through ten years	244	255	4.20%
After ten years	11,264	11,948	4.24%
Total	$11,508	$12,203	4.24%

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
To determine the balance of the ALLL, management evaluates the risk of potential loss to these pools of pass rated or criticized and classified loans, which are risk rated special mention, substandard or doubtful. This analysis is based upon a review of 10 different factors that are then applied to the pools of loans. The first factor utilized is actual historical loss experience by loan type expressed as a percentage of the average outstanding of all loans within the loan type over the prior four quarters. Because actual loss experience alone may not adequately predict the level of losses inherent in a portfolio, management also reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors. These nine factors are reviewed and analyzed for each loan type and each risk rating. The lower the credit quality, the greater the risk for potential loss.
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
Classified loans with at risk balances of $500,000 or more are identified and reviewed for individual evaluation for impairment. Carver also performs an impairment analysis on all troubled debt restructurings (“TDRs”). If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is impaired. If the loan is determined not to be impaired, it is then placed in the appropriate pool of Classified loans to be evaluated for potential losses. The impaired loans are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent, in which case the loan balance is written down, or if it is other than permanent, the Bank establishes a specific valuation reserve that is included in the total ALLL. Also, in accordance with ASC310, if there is no impairment amount, no reserve is established for the loan.
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
The following is a summary of loans receivable, net of allowance for loan losses, at December 31, 2011 and March 31, 2011 (dollars in thousands).

	December 31, 2011		March 31, 2011
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$74,693	16.23%	$82,061	14.09%
Multifamily	95,706	20.79%	123,791	21.25%
Commercial real estate	218,688	47.51%	243,786	41.84%
Construction	23,394	5.08%	78,055	13.40%
Business	46,525	10.11%	53,561	9.19%
Consumer and other (1)	1,252	0.28%	1,349	0.23%
Total loans receivable	460,258	100.00%	582,603	100.00%
Add:
Premium on loans	102		120
Less:
Deferred fees and loan discounts	(2,183)		(2,420)
Allowance for loan losses	(20,411)		(23,147)
Total loans receivable, net	$437,766		$557,156

(1)	Includes personal, credit card, and home improvement.

(2)
Substantially all of the Bank’s real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area.

The following is an analysis of the allowance for loan losses and loans receivable as of and for the nine month period ended December 31, 2011 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	$—	$23,147
Charge-offs:	857	5,588	4,285	5,692	398	8	—	16,828
Recoveries:	—	6	2	1,685	109	—	—	1,802
Provision for Loan Losses	1,143	7,047	6,089	(800)	(1,203)	14	—	12,290
Ending Balance	$3,209	$7,688	$5,805	$2,137	$1,473	$99	$—	$20,411
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,719	7,593	5,227	2,059	1,351	99	—	19,048
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	490	95	578	78	122	—	—	1,363
Loan Receivables Ending Balance:	$74,646	$95,617	$217,228	$23,356	$46,042	$1,288	—	$458,177
Ending Balance: collectively evaluated for impairment	65,460	93,454	192,584	18,444	39,183	1,288	—	410,413
Ending Balance: individually evaluated for impairment	9,186	2,163	24,644	4,912	6,859	—	—	47,764

The following is an analysis of the allowance for loan losses as of and for the nine month period ended December 31, 2010 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$1,035	$1,566	$2,613	$3,831	$2,069	$60	$826	$12,000
Charge-offs:	136	2,796	599	4,975	2,515	8	—	11,029
Recoveries:	—	—	1	—	15	17	—	33
Provision for Loan Losses	2,031	6,289	2,496	7,196	3,108	24	(826)	20,318

Ending Balance	$2,930	$5,059	$4,511	$6,052	$2,677	$93	—	$21,322

The following is an analysis of the loan receivables as of March 31, 2011 (in thousands).

	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$2,316	$5,510	$3,840	$4,379	$2,832	$93	$18,970
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	607	713	159	2,565	133	—	4,177

Loan Receivables Ending Balance :	81,988	123,571	242,317	78,017	53,060	1,350	580,303

Ending Balance: collectively evaluated for impairment	70,679	116,064	233,697	41,454	46,789	1,350	510,033
Ending Balance: individually evaluated for impairment	11,309	7,507	8,620	36,563	6,271	—	70,270

The following is a summary of non-performing loans at December 31, and March 31, 2011 (in thousands).

	December 31, 2011	March 31, 2011
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$12,863	$15,993
Multifamily	2,619	6,786
Commercial real estate	26,313	10,078
Construction	17,651	37,218
Business	9,825	7,289
Consumer	4	42
Total non-accrual loans	$69,275	$77,406

Non-performing loans decreased to $69.3 million at December 31, 2011 from $77.4 million at March 31, 2011. During the current nine month period 39 non-performing loans with a fair value of $47.8 million were moved to held for sale. Sales of held for sale loans during the nine month period ended December 31, 2011 totaled $26.1 million
Non-performing loans at December 31, 2011, were comprised of $47.8 million of loans 90 days or more past due and non-accruing, $2.6 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $18.9 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.
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

At December 31, 2011, other non-performing assets totaled $2.2 million which consists of other real estate owned.  Other real estate owned of $2.2 million reflects two foreclosed properties.

The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loans categories. Loans may be classified as "Pass", “Special Mention”, “Substandard”, “Doubtful”, and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses.

One-to-Four Family Residential Loans and Consumer and Other Loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance and loans past maturity. All other One-to-Four Family Residential Loans and Consumer and Other Loans are performing loans.

As of December 31, 2011, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows (in thousands):

	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$89,380	$168,630	$1,818	$29,190
Special Mention	2,227	18,271	5,092	5,133
Substandard	4,010	30,328	16,446	11,204
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	$95,617	$217,229	$23,356	$46,041

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$61,783	$1,284
Non-Performing	12,863	4
Total	$74,646	$1,288

As of March 31, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows (in thousands):

	Multi-Family Mortgage	Commercial Real Estate	Construction		Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$110,837	$199,581	$—		$39,017
Special Mention	2,126	8,726	25,105		3,857
Substandard (1)	10,608	33,719	52,912		10,058
Doubtful	—	291	—		128
Loss	—	—	—	—	—
Total	$123,571	$242,317	$78,017		$53,060

(1)Presentation of March 31, 2011 table revised to include Impaired loans for comparative purposes
	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$65,995	$1,308
Non-Performing	15,993	42
Total	$81,988	$1,350

The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2011 (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current (3), (4)	Total Financing Receivables
One-to-four family residential	$2,126	$399	$5,468	$7,993	$—	$7,395	$59,305	$74,693
Multi-family mortgage	2,868	1,472	1,545	5,885	—	1,074	88,747	95,706
Commercial real estate	8,639	537	17,762	26,938	2,483	6,068	183,199	218,688
Construction	—	—	17,651	17,651	—	—	5,743	23,394
Business	1,744	—	5,337	7,081	91	4,397	34,956	46,525
Consumer and other	34	4	4	42	—		1,210	1,252
Total	$15,411	$2,412	$47,767	$65,590	$2,574	$18,934	$373,160	$460,258

(1)	Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

(2)	$18.9 million have not performed in accordance with their modified terms for more than six months and are considered non performing.

(3)	Includes $3.1 million TDR loans that have performed in accordance with their modified terms for at least six months and is considered performing.

(4)	There were no loans that are 90 days or more past due as to interest and principal and still accruing at December 31, 2011.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2011. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection (in thousands).

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current (3), (4), (5)	Total Financing Receivables
One-to-four family residential	$4,852	$601	$4,859	$10,312	$—	$11,134	60,615	82,061
Multi-family mortgage	6,866	—	5,452	12,318	1,135	200	110,138	123,791
Commercial real estate	12,360	5,457	3,095	20,912	442	6,541	215,891	243,786
Construction	19,509	—	32,158	51,667	923	4,137	21,328	78,055
Business	7,981	117	3,175	11,273	2,362	1,752	38,174	53,561
Consumer and other	15	37	42	94	—	—	1,255	1,349
Total	$51,583	$6,212	$48,781	$106,576	$4,862	$23,764	$447,401	$582,603

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
(5) Presentation of March 31, 2011 table revised to reflect loan principal amounts, gross of deferred fees for comparative purposes.

The following table presents the recorded investment and unpaid principal balances for impaired loans and TDR loans ($18.6 million) with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.
Impaired Loans by Class
As of and for the nine month period ended December 31, 2011
(In thousands)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	$2,180	$2,680	$—	$2,176	$39
Multi-family mortgage	195	195	—	196	18
Commercial real estate	8,446	9,324	—	6,202	4
Construction	3,799	4,727	—	10,139	804
Business	5,500	5,934	—	4,942	156
Consumer and other	—	—	—	—	—
Total	$20,120	$22,860	$—	$23,655	$1,021

With an allowance recorded:
One-to-four family residential	$7,006	$9,372	$490	$7,171	$91
Multi-family mortgage	1,968	2,032	95	4,427	70
Commercial real estate	16,437	17,435	578	12,118	231
Construction	1,112	1,544	78	2,606	—
Business	1,582	2,002	122	1,592	106
Consumer and other	—	—
Total	$28,105	$32,385	$1,363	$27,914	$498

One-to-four family residential	$9,186	$12,052	$490	$9,347	$130
Multi-family mortgage	2,163	2,227	95	4,623	88
Commercial real estate	24,883	26,759	578	18,320	235
Construction	4,911	6,271	78	12,745	804
Business	7,082	7,936	122	6,534	262
Consumer and other	—	—	—	—	—
Total	$48,225	$55,245	$1,363	$51,569	$1,519

	Impaired Loans by Class
	As of March 31, 2011
	(In thousands)

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	$3,752	$3,869	—
Multi-family mortgage	814	844	—
Commercial real estate	5,266	5,266	—
Construction	12,567	14,602	—
Business	4,651	4,651	—
Consumer and other	—	—	—
Total	$27,050	$29,232	—

With an allowance recorded:
One-to-four family residential	$7,557	$8,209	$607
Multi-family mortgage	6,693	7,108	713
Commercial real estate	3,354	3,800	159
Construction	23,996	27,486	2,565
Business	1,620	1,830	133
Consumer and other	—	—
Total	$43,220	$48,433	$4,177

One-to-four family residential	$11,309	$12,078	$607
Multi-family mortgage	7,507	7,922	713
Commercial real estate	8,620	9,066	159
Construction	36,563	42,088	2,565
Business	6,271	6,481	133
Consumer and other	—	—
Total	$70,270	$77,635	$4,177

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

The following table presents an analysis of those loan modifications that were classified as non performing TDRs during the three and nine month periods ended December 31, 2011 (in thousands)

	Modifications to loans during the three month period ended			Modifications to loans during the nine month period ended
	December, 2011			December 31, 2011

	Number of loans	Pre-modification outstanding recorded investment	Recorded investment at December 31, 2011	Number of loans	Pre- modification outstanding recorded investment	Recorded investment at December 31, 2011

One-to-four family residential	1	$663	$663	2	$2,513	$2,513
Multi-family mortgage	1	879	830	1	879	830
Commercial real estate	3	3,879	3,879	3	3,879	3,879
Business	1	342	342	3	2,647	2,524
Total	6	$5,763	$5,714	9	$9,918	$9,746

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as rate reductions or forbearance agreements. For the nine month period ended December 31, 2011, loan on which concessions were made with respect to rate reductions were $3.3 million and those loans which reached forbearance agreements totaled $6.3 million.
For the nine month period ended December 31, 2011, Carver did not have any loans that had been modified and subsequently defaulted.
TDR's are factored into the determination of the allowance for loan losses. The Company has allocated approximately $44 thousand of the loan loss allowance at December 31, 2011 for those TDRs modified within the last nine months.

NOTE 9. INCOME TAXES
The components of income tax expense for the nine months ended December 31, 2011 are as follows (in thousands):

December 31, 2011
Federal income tax expense (benefit):
Current	$(1,121)
Deferred	(4,512)
Valuation Allowance	4,597
(1,036)
State and local income tax expense (benefit):
Current	109
Deferred	(1,198)
Valuation Allowance	1,198
109

Total income tax benefit:	$(927)

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the nine months ended December 31, 2011 (dollars in thousands):

	December 31, 2011
	Amount	Percent
Statutory Federal income tax	$(5,610)	34.0%
State and local income taxes, net of Federal tax benefit	(1,180)	7.2%
General business credit	(24)	0.1%
Valuation allowance	5,794	(35.1)%
Other	93	(0.6)%
Total income tax benefit	$(927)	5.6%

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The company has a net deferred tax asset ("DTA") of approximately $24.6 million. A full valuation allowance for the DTA has been recorded. Due to the Section 382 limitation, some portion of the DTA may not be recoverable and the company has not yet determined the potential tax attributes that may be subject to limitation under 382.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2011, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$509	$509
Investment securities:
Available for sale:
U.S. Treasuries	3,110			3,110
Government National Mortgage Association		26,417	—	26,417
Federal Home Loan Mortgage Corporation		1,437	—	1,437
Federal National Mortgage Association		3,400	—	3,400
Other		21,297	51	21,348
Total available for sale securities	$3,110	$52,551	$51	$55,712
Total assets	$3,110	$52,551	$560	$56,221

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$626	$626
Investment securities:
Available for sale:
U.S. Treasuries	2,544			2,544
Government National Mortgage Association		30,197		30,197
Federal Home Loan Mortgage Corporation	—	1,851	—	1,851
Federal National Mortgage Association	—	4,223		4,223
Other	—	14,691	45	14,736
Total available for sale securities	$2,544	$50,962	$45	$53,551
Total assets	$2,544	$50,962	$671	$54,177

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at December 31, 2011 and March 31, 2011.
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
In the current period ended December 31, 2011, there were no transfers of investments between the Level 1 and Level 2 categories.
In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing certain securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Quoted price information for the MSRs is not available. Therefore, MSRs are valued using market-standard models to model the specific cash flow structure. Key inputs to the model consist of principal balance of loans being serviced, servicing fees and prepayment rates.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2011 and 2010:

	Mortgage Servicing Rights	Securities Available for Sale
(in thousands)
Beginning balance, April 1, 2011	$626	$45
Additions	—	6
Unrealized loss	(117)	—
Ending balance, December 31, 2011	$509	$51

	Mortgage Servicing	Securities Available for
(in thousands)	Rights	Sale
Beginning April 1, 2010	$721	$141
Sales	—	(96)
Unrealized loss	(28)	—
Ending balance, December 31, 2010	$693	$45
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2011 and March 31, 2011 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$22,490	$—	$22,490
Impaired loans with a specific reserve allocated	$—	$26,742	$—	$26,742

	Fair Value Measurements at March 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$9,205	$—	$9,205
Impaired loans with a specific reserve allocated	$—	$38,962	$—	$38,962
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale for the period ended December 31, 2011 was based upon significant observable inputs such as offered purchase prices, broker price opinions or discounted cash flows.
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
The carrying amounts and estimated fair values of the Bank’s financial instruments at December 31, 2011 and March 31, 2011 are as follows (in thousands):

	December 31, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$106,675	$106,675	$44,077	$44,077
Restricted cash	6,415	6,415	—	—
Securities available-for-sale	55,712	55,712	53,551	53,551
FHLB Stock	3,969	3,969	3,353	3,353
Securities held-to-maturity	11,509	12,204	17,697	18,124
Loans receivable	437,766	444,420	557,156	572,059
Loans held-for-sale	22,490	22,490	9,205	9,205
Accrued interest receivable	2,354	2,354	2,854	2,854
Mortgage servicing rights	509	509	626	626
Financial Liabilities:
Deposits	$485,195	$472,514	$560,698	$536,046
Advances from FHLB of New York	65,039	66,015	50,057	50,372
Repurchase agreement	30,000	30,002	30,000	29,970
Other borrowed money	18,403	18,883	32,471	30,895
Cash and cash equivalents and accrued interest receivable
The carrying amounts for cash and cash equivalents and accrued interest receivable approximate fair value because they mature in three months or less.
Restricted cash
The carrying amounts for restricted cash approximates fair value because they represent short term interest bearing deposits.
Securities
The fair values for securities available-for-sale, and securities held-to-maturity are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities.
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

Loans held-for-sale
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale are based upon offered purchase prices, appraisals, broker price opinions or discounted cash flows.
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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of December 31, 2011 and March 31, 2011. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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

The VIEs are consolidated, as required, where Carver has controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:
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
The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	34,244	—	34,244	—	6,701	—	7,800	14,501
CDE 10	1,700	19,000	—	16,674	16,674	—	—	—	7,400	7,400
CDE 13	500	10,500	—	10,593	10,593	—	1	—	4,100	4,101
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	500	20,500	—	20,913	20,913	—	2	—	8,000	8,002
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,200	5,201
CDE 19	500	10,746	—	10,809	10,809	—	1	—	4,200	4,201

Total	$4,200	$124,000	$34,244	$95,675	$129,919	$13,000	$7,108	$—	$40,600	$60,708

The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred $19.0 million of rights to an investor in a NMTC project. The entity was called CDE-10.
With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities (CDE's 1-9,11-12) through which its investments in NMTC eligible activities are conducted.  As the Bank is exposed to all of the expected losses and residual returns from these investments, under ASC topic 810 the Bank has determined it has a controlling financial interest and is the primary beneficiary of these entities. During December 2010 Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash.
As a result of Carver financing the purchase note, the CDEs continue to be consolidated and the investor's equity investment of $6.7 million was reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new market tax credit on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.
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

In August 2011, the Bank received a third NMTC award in the amount of $25 million. The Bank has established various special purpose entities (CDE's 20-25) through which its investments in NMTC eligible activities will be conducted. These entities have been reviewed for possible consolidation under the accounting guidance related to variable interest entities and are not consolidated for financial statement reporting purposes as Carver does not have the power to direct the activities that most significantly impact the economic performance. As of December 31, 2011, no investments have been made related to this allocation.
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

Accounting Standard Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were adopted by the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for the Company on April 1, 2010. In May 2011, the FASB issued guidance which results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated statement of condition or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in ASU 2011-04 generally represent clarifications of Topic 820 (Fair Value), but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively and are effective during annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated balance sheets or statements of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company is currently evaluating the potential impact of adopting the ASU. In December  2011, the Financial Accounting Standards Board (“FASB”) issued an update (ASU 2011-12) to guidance regarding the presentation of comprehensive income.  Under this guidance, an entity can defer the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•	the ability to continue to comply with the Orders and the effects of the restrictions upon operations set forth in the orders;

•
general economic conditions, either nationally or locally in some or all areas in which business is conducted, or conditions in the real estate or securities markets or the banking industry which could affect liquidity in the capital markets, the volume of loan origination, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•	changes in existing loan portfolio composition and credit quality, and changes in loan loss requirements;

•	legislative or regulatory changes which may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Restrictions on our ability to raise additional capital set forth in the terms of the Series D preferred stock and in the exchange agreement with the U.S. Treasury

•	the Company’s success in implementing its new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes which may be more difficult to implement or expensive than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities which may adversely affect the business;

•	changes in accounting principles, policies or guidelines which may cause conditions to be perceived differently;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, which may delay the occurrence or non-occurrence of events longer than anticipated;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management

•	the ability to realize cost efficiencies;

•	the ability to utilize NMTC.
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
Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank’s “Outstanding” rating, awarded by the OTS following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver’s community development lending and 55.4% of Carver’s Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $671 million in assets as of December 31, 2011 and employed approximately 130 employees as of December 31, 2011.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive its first award of $59 million in New Markets Tax Credits. Carver Federal invested a portion of its award in December 2006 and by December 2008 the Banks allocation was fully invested. In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purposes entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects.

In May 2009, the Bank received its second award of $65 million. During the period of December 2009 to June 2010, the Bank transferred rights to an investor in various NMTC projects. While providing funding to the investments in the NMTC projects, CCDC has retained a 0.01%interest in other entities created to facilitate the investment, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these special purpose entities. The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance, therefore it is not the primary beneficiary of these entities.

In August 2011, the Bank received a third NMTC award in the amount of $25 million. The Bank has established various special purpose entities through which its investments in NMTC eligible activities will be conducted.

The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	34,244	—	34,244	—	6,701	—	7,800	14,501
CDE 10	1,700	19,000	—	16,674	16,674	—	—	—	7,400	7,400
CDE 13	500	10,500	—	10,593	10,593	—	1	—	4,100	4,101
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	500	20,500	—	20,913	20,913	—	2	—	8,000	8,002
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,200	5,201
CDE 19	500	10,746	—	10,809	10,809	—	1	—	4,200	4,201

Total	$4,200	$124,000	$34,244	$95,675	$129,919	$13,000	$7,108	$—	$40,600	$60,708

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
Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of the Comptroller of the Currency on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310.  Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.

The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is a great amount of judgment applied to developing the ALLL.  As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.  Any change in the judgments utilized to develop the ALLL can change the ALLL.  Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

General Reserve Allowance
Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon a review of 10 different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:
1-4 Family
Construction
Multifamily
Commercial Real Estate
Business Loans
SBA Loans
Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

Pass
Special Mention
Substandard
Doubtful

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are comprised of actual losses for the most recent four quarters as a percentage of each respective Loan Type plus qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

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

Criticized and Classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  Carver also performs impairment analysis for all trouble debt restructuring (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

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
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of another-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income/(loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2011, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment portfolio.
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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The company has a net deferred tax asset ("DTA") of approximately $24.6 million. A full valuation allowance for the DTA has been recorded. Due to the Section 382 limitation, some portion of the DTA may not be recoverable and the company has not yet determined the potential tax attributes that may be subject to limitation under 382.
Stock Repurchase Program
On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2011, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that ocurred on October 27, 2011). The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the nine months ended December 31, 2011. As a result of the Company’s participation in the TARP CPP and Community Development Capital Initiative, the U.S. Treasury’s prior approval is required to make further repurchases.
Equity Transactions
On October 25, 2011 the majority of Carver's stockholders voted to approve a 1for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and exchange the Treasury CDCI Series B preferred stock for common stock.

On October 27, 2011the 1-for-15 reverse stock split was effected, which reduced the number of outstanding shares of common stock from 2,492,415 to 166,161.
On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to common and Series D is now reportable as Stockholders equity.

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2011.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $0.8 million during the nine months ended December 31, 2011. At December 31, 2011, the Bank had $95.0 million in borrowings with a weighted average rate of 2.68% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB-NY has limited new borrowings to a term of thirty days. At December 31, 2011, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $52.8 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank’s most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank’s operating, investing and financing activities during any given period. At December 31, 2011 and 2010, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $106.7 million  and $52.7 million, respectively.
The most significant potential liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Because Carver Federal generally sells its one-to-four family 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity.
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2011 total cash and cash equivalents increased $62.6 million reflecting cash used in financing activities of $23.6 million, cash provided by operating activities of $25.5 million, and cash provided by investing activities of $60.7 million.
Net cash used in financing activities was $23.6 million, primarily resulting from decreases in deposits of $75.5 million which were offset by the net inflow of $51.4 million from the capital raise in the first quarter of fiscal 2012. Net cash provided by operating activities during this period was $25.5 million and was primarily the result of proceeds on the held for sale loans that were sold during the nine month period. Net cash provided by investing activities was $60.7 million and was primarily the result of loan pay downs and payoffs of $80.3 million offset by $19.3 million of originations on held for investment loans.
The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at December 31, 2011 (dollars in thousands):

	Tier 1 Core Capital	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at December 31, 2011	$68,996	$68,996	$68,996
Add:
General valuation allowances	—	—	6,010
Qualifying subordinated debt	—	—	5,000
Other	234	234	234
Deduct:
Unrealized gains on securities available-for-sale, net	213	213	213
Goodwill and qualifying intangible assets, net	—	—	—
Regulatory Capital	$69,017	$69,017	$80,027
Minimum Capital requirement	10,052	26,806	37,419
Regulatory Capital Excess	$58,965	$42,211	$42,608
Capital Ratios	10.30%	14.76%	17.11%
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
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. The Bank's capital level now exceeds regulatory requirements, with a Tier 1 leverage capital ratio of 10.30% versus the required 9% and total risk-based capital ratio of 17.11% versus the required 13%.
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

Comparison of Financial Condition at December 31, 2011 and March 31, 2011
Assets
At December 31, 2011, total assets decreased $38.5 million or 5.4% to $670.7 million compared to $709.2 million at March 31, 2011. Total loans receivable decreased $122.1 million, investment securities decreased $4.0 million and premises and equipment decreased by $1.2 million. These decreases were partially offset by increases of cash and cash equivalents and restricted cash of $69 million, loans held for sale of $13.3 million, and other assets of $3.7 million.
Cash and cash equivalents and restricted cash increased $69 million, to $113.1 million at December 31, 2011, compared to $44.1 million at March 31, 2011. This increase was primarily driven by the capital raise inflow of $55 million, net loan payoffs, pay downs and sales of $106 million which was offset by the repayment of institutional deposits totaling $75.5 million and loan originations of $19 million.
Investment securities decreased $4.0 million to $67.2 million at December 31, 2011 compared to $71.2 million at March 31, 2011. This change reflected an increase of $2.2 million in available-for-sale securities and a $6.2 million decrease in held-to-maturity securities as the Company reinvested cash flows from held to maturity securities back in to the available for sale portfolio.
Net loans receivable decreased $122.1 million or 21.0% , to $458.2 million at December 31, 2011 compared to $580.3 million at March 31, 2011. $79.5 million of principal repayments across all loan classifications contributed to the majority of the decrease, with the largest impact from Commercial Real Estate, Construction and Business loans. Additionally $40.2 million of loans were transferred from held for investment to held for sale as the Company works out its problem loans. Principal charge offs for the nine month period totaled $14.5 million. The decreases were partially offset by loan originations and advances of $19.3 million in the nine month period.

Liabilities and Stockholders’ Equity
Total liabilities decreased $73.7 million, or 10.8%, to $607.8 million at December 31, 2011 compared to $681.5 million at March 31, 2011. The decrease in total liabilities is primarily due to the decline in total deposits of $75.5 million, partially offset by the maturity of three fixed-rate notes and the securing of a short term advance from the FHLB-NY totaling $0.8 million.
Deposits decreased $75.5 million or 13.5%, to $485.2 million at December 31, 2011 compared to $560.7 million at March 31, 2011. Certificates of deposit and NOW balances have declined due to repayments of institutional deposits.
Advances from the FHLB-NY and other borrowed money increased $0.8 million, or 0.7%, to $113.4 million at December 31, 2011 compared to $112.6 million at March 31, 2011. The increase was due to three fixed-rate borrowings maturing during the period and one $30 million advance that was secured at the end of the third quarter.
Total stockholders equity increased $35.2 million, or 126.9%, to $62.9 million$0.0 million at December 31, 2011 compared to $27.7 million$0.0 million at March 31, 2011. The key component of this increase was a $55 million capital raise that closed on June 29, 2011 as previously reported in the Form 8-K filed with the Securities and Exchange Commission on June 29, 2011. The increase in stockholders equity from the capital raise was partially offset by expenses of approximately $3.6 million related to the capital raise and the net loss for the nine month period of $16.3 million.

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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.The Bank also has a commitment to fund an investment related to a private equity partnership. See the table below for the Bank’s outstanding lending commitments and contractual obligations at December 31, 2011.
The following table reflects the outstanding commitments as of December 31, 2011 (in thousands):

Commitments to fund construction mortgage loans	$3,578
Commitments to fund commercial and consumer loans	2,245
Lines of credit	4,321
Letters of credit	244
Commitment to fund Private Equity investment	500
Total	$10,889

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2011 and 2010
Overview
The Company reported a net loss of $0.7 million for the third quarter of fiscal 2012 compared to net loss of $8.2 million for the third quarter of fiscal 2011. Net loss per share for the quarter was $0.26 compared to net loss per share of $49.58 for the third quarter of fiscal 2011. The primary drivers of the current quarter loss are the valuation adjustments and the charge offs taken to reflect the loans held-for-sale at the lower of cost or market.
The following table reflects selected operating ratios for the three months ended December 31, 2011 and 2010:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
Selected Financial Data:	2011	2010	2011	2010
Return on average assets (1)	(0.42)%	(4.37)%	(4.81)%	(5.75)%
Return on average stockholders' equity (2)	(4.27)%	(92.78)%	(58.70)%	(82.05)%
Net interest margin (3)	3.46%	3.61%	3.41%	3.79%
Interest rate spread (4)	3.25%	3.48%	3.15%	3.68%
Efficiency ratio (5)	138.60%	95.37%	122.77%	87.34%
Operating expenses to average assets (6)	4.75%	4.08%	6.72%	3.84%
Average stockholders' equity to average assets (7)	9.72%	4.71%	8.20%	7.01%
Average interest-earning assets to average interest-bearing liabilities	1.17x	1.10x	1.23x	1.08x

(1)	Net loss, annualized, divided by average total assets.

(2)	Net loss, annualized, divided by average total stockholders' equity.

(3)	Net interest income, annualized, divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expenses divided by sum of net interest income plus non-interest income.

(6)	Non-interest expenses less loss on real estate owned, annualized, divided by average total assets.

(7)	Total average stockholders' equity divided by total average assets for the period.
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
Net interest income decreased $1.2 million to $5.1 million for the three months ended December 31, 2011 compared to $6.3 million for the prior year three month period. The variance was predominantly in interest income on loans which declined $1.6 million partially offset by a decrease in interest expense on deposits of $0.3 million.
Net interest income decreased $4.2 million to $16.0 million for the nine months ended December 31, 2011 compared to $20.2 million for the prior year nine month period. The variance was predominantly in interest income on loans which declined $5.6 million partially offset by a decrease in interest expense on deposits of $1.4 million.

The following table sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and nine months ended December 31, 2011 and 2010. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$507,153	$6,416	5.06%	$612,171	$8,021	5.24%
Mortgaged-backed securities	44,246	279	2.52%	58,192	460	3.16%
Investment securities	23,554	81	1.38%	14,563	30	0.82%
Restricted Cash Deposit	6,397	—	0.03%	—
Equity securities (2)	2,707	131	19.20%	3,388	88	10.39%
Other investments and federal funds sold	620	4	2.56%	7,208	6	0.33%
Total interest-earning assets	584,677	6,911	4.73%	695,522	8,605	4.95%
Non-interest-earning assets	70,173			53,562
Total assets	$654,850			$749,084

Interest Bearing Liabilities:
Deposits:
Now demand	$27,191	$11	0.16%	$41,456	$22	0.21%
Savings and clubs	102,960	68	0.26%	106,629	71	0.27%
Money market	83,690	251	1.19%	69,227	187	1.08%
Certificates of deposit	193,358	728	1.49%	301,774	1,077	1.43%
Mortgagors deposits	2,309	11	1.89%	2,696	9	1.28%
Total deposits	409,508	1,069	1.04%	521,782	1,366	1.05%
Borrowed money	88,679	785	3.51%	112,538	960	3.41%
Total interest-bearing liabilities	498,187	1,854	1.48%	634,320	2,326	1.47%
Non-interest-bearing liabilities:
Demand	84,585			67,995
Other liabilities	8,449			11,470
Total liabilities	591,221			713,785
Minority Interest	—			—
Stockholders’ equity	63,629			35,299
Total liabilities & stockholders’ equity	$654,850			$749,084
Net interest income		$5,057			$6,279
Average interest rate spread			3.25%			3.48%

Net interest margin			3.46%			3.61%

(1)	Includes non-accrual loans

(2)	Includes FHLB-NY stock

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(In thousands)
(Unaudited)

	For the Nine Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest Earning Assets:
Loans (1)	$545,267	$20,076	4.91%	$636,849	$25,656	5.37%
Mortgaged-backed securities	48,631	1,018	2.79%	54,380	1,572	3.85%
Investment securities	21,743	218	1.34%	11,470	110.27	1.28%
Restricted Cash Deposit	6,969	2	0.03%	—	—	—%
Equity securities (2)	2,915	259	11.80%	3,621	213.28	7.81%
Other investments and federal funds sold	26	12	59.54%	4,196	16.23	0.51%
Total interest-earning assets	625,552	21,585	4.60%	710,516	27,568	5.17%
Non-interest-earning assets	49,847			78,893
Total assets	$675,399			$789,409

Interest Bearing Liabilities:
Deposits:
Now demand	$26,451	$32	0.16%	$48,513	$85	0.23%
Savings and clubs	105,112	208	0.26%	110,655	217	0.26%
Money market	76,232	608	1.06%	70,000	602	1.15%
Certificates of deposit	198,780	2,135	1.43%	310,379	3,450	1.49%
Mortgagors deposits	2,392	30	1.66%	2,707	32	1.58%
Total deposits	408,967	3,012	0.98%	542,254	4,386	1.08%
Borrowed money	99,806	2,561	3.41%	117,036	2,984	3.41%
Total interest-bearing liabilities	508,773	5,573	1.45%	659,290	7,370	1.49%
Non-interest-bearing liabilities:
Demand	103,069			65,543
Other liabilities	8,162			9,278
Total liabilities	620,004			734,111
Minority Interest	—			—
Stockholders' equity	55,395			55,298
Total liabilities & stockholders' equity	$675,399			$789,409
Net interest income		$16,012			$20,198

Average interest rate spread			3.15%			3.68%

Net interest margin			3.41%			3.79%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
`

Interest Income
Interest income decreased $1.7 million to $6.9 million for the quarter ended December 31, 2011 compared to $8.6 million for the prior year period. The change in interest income was primarily the result of a decrease in interest income on loans of  $1.6 million and a decline in the interest income on mortgage-backed securities of $0.2 million. Interest income decreased $1.7 million in the third quarter, compared to the prior year quarter, mainly due to the decrease in the average balance of interest earning assets. $1.5 million of the decrease in interest income was due to the decrease in the average balances and $0.2 million of the decrease in interest income was due to the lower yields. The average yield on investment securities decreased 64 basis points to 2.52% from 3.16% as new securities with lower rates were purchased to replace securities that had been called or paid down in the portfolio. The average yield on loans decreased 18 basis points to 5.06% from 5.24% . The decline in average loans was the direct result of management's continuing efforts to reduce the level of non-performing real estate loans by transferring them from the held for investment portfolio to the held for sale portfolio (and subsequent disposition of the asset). The reduction in real estate loans will continue over the next several quarters until troubled debt restructures are complete and the Company has rebuilt its loan production capacity.
Interest income decreased $6.0 million in the nine month period, compared to the prior year period, due to the drop in yields on interest bearing assets and the decrease in the average balance of interest earning assets. $3.7 million of the decrease in interest income was due to lower average balances and $2.2 million was due to lower yields. The average yield on mortgage-backed securities fell 106 basis points to 2.79% from 3.85%. The average yield on loans fell 46 basis points to 4.91% from 5.37%. The current low interest rate environment combined with the elevated levels of non-performing assets and a reduction in interest earning assets continues to constrain net interest income.

Interest Expense
Interest expense decreased by $0.5 million, or 20.3%, to $1.9 million for the third quarter, compared to $2.3 million for the prior year quarter. The decrease was primarily due to a decline in deposit interest expense of $0.3 million. The decrease in interest expense reflects a 1 basis point increase in the average cost of interest-bearing liabilities to 1.48% for the first quarter, compared to an average cost of 1.47% for the prior year period. A decrease of $0.3 million was due to continued downward re-pricing of certificates of deposits. The remaining $0.2 million was related to two borrowings that matured during the quarter.
Interest expense decreased by $1.8 million, or 24.4%, to $5.6 million for the nine month period, compared to $7.4 million for the prior year period. The decrease was primarily due to a decline in deposit interest expense of $1.4 million. The decrease in interest expense reflects a 4 basis point decrease in the average cost of interest-bearing liabilities to 1.45% for the nine month period, compared to an average cost of 1.49% for the prior year period. A decrease of $1.3 million was due to the continued downward re-pricing of certificates of deposits and deleveraging of the Certificate of Deposit Account Registry Service "CDARS" portfolio. $0.4 million of the decline was attributed to borrowings which were repaid at maturity during the period.

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

The following table summarizes the activity in the ALLL for the nine month period ended December 31, 2011 and fiscal year-end March 31, 2011 (dollars in thousands):

	Nine Months Ended December 31, 2011	Fiscal Year Ended March 31, 2011
Beginning Balance	$23,147	$12,000
Less: Charge-offs	(16,827)	(16,019)
Add: Recoveries	1,802	52
Provision for Loan Losses	12,290	27,114
Ending Balance	$20,412	$23,147
Ratios:
Net charge-offs to average loans outstanding	2.76%	2.54%
Allowance to total loans	4.46%	3.99%
Allowance to non-performing loans	29.47%	29.90%
The Bank recorded a $12.3 million provision for loan losses in the nine months ended December 31, 2011 compared to $20.3 million for the prior year period. Net charge-offs were $15.0 million compared to net charge-offs of $11.0 million for the prior year period as the Company moved non-performing loans into loan HFS as it disposed of non-performing loans.
At December 31, 2011, non-performing loans totaled $69.3 million, or 10.33% of total assets compared to $77.4 million or 12.29% of total assets at March 31, 2011. The ALLL was $20.4 million at December 31, 2011, which represents a ratio of the ALLL to non-performing loans of 29.46% compared to 29.90% at March 31, 2011. The ratio of the ALLL to total loans was 4.45% at December 31, 2011 up from 3.99% at March 31, 2011.

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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2011, loans classified as a TDR totaled $18.9 million.
At December 31, 2011, non-performing assets totaled $93.9 million, or 14.01% of total assets compared to $87.2 million, or 12.29% of total assets at March 31, 2011. The increase in non-performing assets impacted all loan types.Uncertainty still remains with respect to the timing of a sustained economic recovery which may affect the ability of borrowers to stay current with their loans.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods (dollars in thousands):

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
(In thousands)

	December 2011	September 2011	June 2011	March 2011	December 2010
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$12,863	$14,335	$16,421	$15,993	$16,290
Multifamily	2,619	9,106	9,307	6,786	14,076
Commercial real estate	26,313	16,088	25,893	10,078	12,231
Construction	17,651	31,526	54,425	37,218	40,060
Business	9,825	7,831	9,159	7,289	7,471
Consumer	4	36	22	42	20
Total non-accrual loans	69,275	78,922	115,227	77,406	90,148
Other non-performing assets (2):
Real estate owned	2,183	275	237	564	—
Loans held for sale	22,490	39,369	18,068	9,205	1,700
Total other non-performing assets	24,673	39,644	18,305	9,769	1,700
Total non-performing assets (3)	$93,948	$118,566	$133,532	$87,175	$91,848
Accruing loans contractually past due > 90 days (4)	$—	$—	$—	$—	$—
Non-performing loans to total loans	15.12%	16.14%	21.18%	13.34%	14.97%
Non-performing assets to total assets	14.01%	17.49%	19.68%	12.29%	12.35%

(1)
Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the current year period 35 non-performing loans with a fair value of $37.1 million were moved to held for sale.Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(2)
Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. At December 31, 2011 there were $3.1million TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above.

(4)	Loans 90 days or more past due and still accruing, which were not included in the non-performing category, are presented in the above table.
Subprime Loans
In the past, the Bank originated a limited amount of subprime loans; however, such lending has been discontinued. At December 31, 2011, the Bank had $7.5 million in subprime loans, or 1.6% of its total loan portfolio of which $3.3 million are non-performing loans.
Non-Interest Income
Non-interest income decreased $1.2 million, or 68.1%, to $0.6 million for the third quarter, compared to $1.7 million for the prior year quarter primarily due to non-recurring fees that were earned on New Market Tax Credit (NMTC) transactions in the prior period and held for sale valuations adjustments taken in the current period.
Non-interest income decreased $3.4 million, or 57.6%, to $2.5 million for the nine month period, compared to $5.8 million for the prior year period primarily due to non-recurring fees that were earned on New Market Tax Credit (NMTC) transactions,a gain on sale of securities in the prior period and held for sale valuation adjustments in the current period.

Non-Interest Expense
Non-interest expense increased $0.1 million to $7.8 million compared to $7.7 million the prior year quarter. Higher employee compensation and benefits were offset by lower consulting fees.
Non-interest expense remained flat at $22.7 million during the period as higher employee compensation and benefits were offset by lower consulting fees.

Income Tax Expense
The income tax benefit was $1.0 million for the quarter ended December 31, 2011 compared to an income tax expense of $2.3 million for the prior year period. The income tax benefit in the quarter is primarily due to net operating loss carrybacks that were the result of management reevaluating its tax position in light of the change in control and the company finalizing its current tax returns.
The income tax benefit was $0.9 million for the nine month period compared to an expense of $17.0 million for the prior year period. The benefit for the nine month period ending December 31, 2011 is primarily due to net operating loss carrybacks.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2011 in Item 7A of the Company’s 2011 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at December 31, 2011 compared to March 31, 2011.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2011, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Controller (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of December 31, 2011 is effective using these criteria.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The company has a net deferred tax asset ("DTA") of approximately $24.6 million. A full valuation allowance for the DTA has been recorded. Due to the Section 382 limitation, some portion of the DTA may not be recoverable and the company has not yet determined the potential tax attributes that may be subject to limitation under  section 382.

Carver operates in a highly regulated industry, which limits the manner and scope of our business activities
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act implements significant changes in the financial regulatory landscape and will impact all financial institutions. This impact may materially affect our business activities, financial position and profitability by, among other things. Increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.
Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also eliminated our previous regulator, the OTS and designated the Comptroller of the Currency to become our primary bank regulator. Moreover, the Dodd-Frank Act permits States to adopt stricter consumer protection laws and authorizes State attorney generals’ to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also may affect the preemption of State laws as they affect subsidiaries and agents of federally chartered banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect that the Bureau and these other changes will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.
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

Our results of operations are affected by economic conditions nationally
     The Standard & Poor's downgrade in the U.S. government's sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

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

Exhibits 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail (1)

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date: February 14, 2012	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2012	/s/ David L. Toner
David L. Toner
Senior Vice President & Controller (Principal Accounting Officer)