Form 10-K
period 2012-03-31
CARVER BANCORP INC
filed 2012-06-29
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2012 there were 3,695,174 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2011 (based on the closing sales price of $6.15 per share of the registrant's common stock on September 30, 2011) was approximately $22,725,320.

 DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2012 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.   These factors include but are not limited to the following:

•
the ability of the Bank and the Company to comply with regulatory orders that may be imposed upon the Bank and/or the Company and the Orders that have been imposed upon the Bank and the Company, and the effect on operations resulting from restrictions that may be set forth in the regulatory orders and that are set forth in the Orders. For additional information on the Orders refer to "Regulation and Supervision" on page 19;

•	restrictions set forth in the terms of the Series D preferred stock and in the exchange agreement with the United States ("U.S.") Treasury that may limit our ability to raise additional capital;

•
general economic conditions, either nationally or locally, or conditions in the real estate, securities markets or the banking industry, which could affect liquidity in the capital markets, the volume of loan originations, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•	changes in our existing loan portfolio composition and credit quality or changes in loan loss requirements;

•	legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the Company’s success in implementing new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	technological changes that may be more difficult to implement or more costly than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

•	changes in accounting principles, policies or guidelines, which may cause changes to our financial reporting obligations;

•	litigation or regulatory actions, whether currently existing or commencing in the future, which may restrict our operations or strategic business plan;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management;

•	the ability to realize cost efficiencies and

•	the ability to utilize the New Markets Tax Credits (“NMTC”).

Because forward-looking statements are subject to numerous assumptions, risks and uncertainties, actual results or future events could differ possibly materially from those that the company anticipated in its forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company's future performance, see “Item 1A - Risk Factors” and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1. BUSINESS.

OVERVIEW

Carver Bancorp, Inc., a Delaware corporation (the “Company”) is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all its nine branches and eight stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver's community development lending and 55.4% of Carver's Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $641.2 million in assets as of March 31, 2012 and employed approximately 136 employees as of March 31, 2012.

Carver Federal engages in a wide range of consumer and commercial banking services.  Carver Federal provides deposit products, including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking, online bill pay and telephone banking.

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

The Bank formalized its many community-focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, Carver Federal was selected by the United States Department of Treasury (“US Treasury”) to receive an award of $59 million in New Markets Tax Credits, (“NMTC”). In May 2009, Carver Federal won another NMTC award in the amount of $65 million and in August 2011, Carver Federal received a third NMTC award in the amount of $25 million. The NMTC awards are used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  In addition to the tax credit awards recognized, the Company may transfer rights to an investor in a NMTC project and recognize a gain on the transfer of rights. The Company's ability to realize the benefit of the tax credits is dependent upon the Company generating sufficient taxable income. As of March 31, 2012, the 2006 and 2009 awards allocations have been fully utilized in qualifying projects. See item 7 below and the footnotes to the financial statements for additional details on the NMTC activities.

GENERAL

Carver Bancorp, Inc.

The Company is the holding company for Carver Federal and its other active direct subsidiary, Carver Statutory Trust I (the “Trust”), a Delaware trust.

On October 24, 1994, Carver Federal converted from mutual to stock form and issued 2,314,275 shares of its common stock at a price of $10 per share.  On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly-owned subsidiary of the Company.

On April 5, 2006, the Company acquired Community Capital Bank (“CCB”), a Brooklyn-based community bank, with approximately $165.4 million in assets and two branches. The acquisition of CCB and its award-winning small business lending platform has expanded the Company's ability to capitalize on substantial growth in the small business market.
Equity Transactions. On October 25, 2011, the majority of Carver's stockholders voted to approve a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and exchange the U.S. Treasury CDCI Series B preferred stock for common stock.
On October 27, 2011, the 1-for-15 reverse stock split was effected, which reduced the number of outstanding shares of common stock from 2,492,415 to 166,161.
On October 28, 2011, the U.S. Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C Preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to common and Series D is now reportable as stockholders equity.
The principal business of the Company consists of the operation of its wholly owned subsidiary, the Bank. The Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Company's telephone number is (718) 230-2900.

Carver Federal Savings Bank
Carver Federal was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally-chartered mutual savings and loan association, at which time it obtained federal deposit insurance and became a member of the Federal Home Loan Bank of New York (the “FHLB-NY”). Carver Federal was founded as an African- and Caribbean-American operated institution to provide residents of underserved communities the ability to invest their savings and obtain credit. Carver Federal Savings and Loan Association converted to a federal savings bank in 1986 and changed its name at that time to

Carver Federal Savings Bank.
On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2012, this subsidiary had $2.8 million in total assets and a minimal net operating loss.  During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. As of March 31, 2012, CAC owned mortgage loans carried at approximately $66.1 million and total assets of $131.9 million. On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.
Carver Statutory Trust I
The Trust was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly-owned by Carver Bancorp, Inc. and the sole voting securities of the trust. The Company may use the proceeds to acquire Junior Subordinated Debentures issued by the Company. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). Under the Company's regulatory orders, the Company is prohibited from paying dividends without prior OCC approval. Therefore, the Company has deferred the debenture interest payments. Prior to receiving the regulatory orders, the Company requested approval from the OCC to make a debenture interest payment and the request was denied.
Personnel
At fiscal year end 2012, the Company had 136 employees. None of the Bank's employees are a member of a collective bargaining agreement.

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

In addition, certain other basic corporate documents, including the Company's Corporate Governance Principles, Code of Ethics, Code of Ethics for Senior Financial Officers, the charters of the Company's Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of the Company's annual meeting are posted on the Company's website. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary's office by mail at 75 West 125th Street, New York, New York 10027 or by e-mail at corporatesecretary@carverbank.com. Information provided on the Company's website is not part of this annual report.

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage loans originated by the Bank's lending teams and secured by commercial real estate, multi-family and one-to-four family residential property and construction loans. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time-to time, the Bank may purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth objectives. Under the Bank's regulatory orders, the Bank is required to improve its level of adversely classified assets, limited from certain concentrations on non-owner occupied commercial real estate (“CRE”)loans and is restricted from the origination of construction loans.

In recent years, Carver Federal has focused on the origination of commercial real estate loans and multi-family residential loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multi-family residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. The greater risk associated with commercial real estate and multi-family residential loans has required the Bank to increase its provisions for loan losses and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.

During fiscal 2009, the Bank began to deemphasize the origination of new construction loans and in fiscal 2011 ceased the origination of new construction loans, allowing the outstanding balance of the construction loan portfolio to decline. As security for repayment, the Bank obtains a first lien position on the underlying collateral, and generally obtains personal guarantees. Construction loans also generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns, changes in market conditions, risk of execution or other factors. The greater risk associated with construction loans has required the Bank to increase its provision for loan losses, and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance the Bank currently maintains. To help mitigate risk, Carver Federal had originated construction loans principally through the Community Preservation Corporation (“CPC”). These loans were targeted toward affordable housing or rental dwelling units that tend to have lower risk profiles compared to other construction loans (discussed below). Despite limiting most construction lending to CPC, the Bank experienced a significant deterioration in this portfolio, principally driven by the current deep recession. In this connection, the ability of developers to sell their units was not only hampered by the direct impacts of the recession, such as high unemployment, but also by the significant increase in governmental agency requirements to provide homeowner financing.

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

Loan Portfolio Composition. Total loans receivable decreased by $167.5 million, or 28.8%, to $414.8 million at March 31, 2012 compared to $582.3 million at March 31, 2011. Carver Federal's total loans receivable as a percentage of total assets decreased to 64.69% at March 31, 2012 compared to 82.10% at March 31, 2011. Non-residential real estate loans, which includes commercial real estate, totaled $207.5 million, or 50.0% of total loans receivable; multi-family loans totaled $78.9 million, or 19.0% of total loans receivable; one-to-four family mortgage loans totaled $66.3 million, or 16.0% of total loans receivable; business loans totaled $44.4 million, or 10.7% of total loans receivable; construction loans (net of committed but undisbursed funds), totaled $16.5 million, or 4.0% of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $1.3 million or 0.3% of total loans receivable.

The following is a summary of loans receivable, net of allowance for loan losses as of:

$ in thousands	March 31, 2012		March 31, 2011		March 31, 2010		March 31, 2009		March 31, 2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One- to four-family	$66,313	16.0%	$82,061	14.1%	$90,150	13.4%	$105,771	15.9%	$127,186	19.4%
Multifamily	78,859	19.0%	123,791	21.3%	141,702	21.1%	80,321	12.1%	78,657	12.0%
Non-residential	207,505	50.0%	243,786	41.9%	259,619	38.6%	273,595	41.3%	238,508	36.3%
Construction	16,471	4.0%	78,055	13.4%	111,348	16.6%	144,318	21.8%	158,877	24.2%
Business	44,424	10.7%	53,248	9.1%	68,523	10.2%	57,522	8.7%	51,424	7.8%
Consumer and other (1)	1,258	0.3%	1,349	0.2%	1,403	0.2%	1,674	0.3%	1,728	0.3%
Total loans receivable	$414,830	100%	$582,290	100%	$672,745	100%	663,201	100%	656,380	100%

Add:
Premium on loans	137		120		130		546		725
Less:
Deferred fees and loan discounts, net	(2,109)		(2,107)		(2,864)		(1,583)		(1,229)
Allowance for loan losses	(19,821)		(23,147)		(12,000)		(7,049)		(4,878)
Total loans receivable, net	$393,037		$557,156		$658,011		$655,115		$650,998

(1)	Includes personal loans

Non-residential Real Estate Lending. Non-residential real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate. Non-residential real estate lending entails additional risks compared with one to four family residential and multi-family lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

In making non-residential real estate loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum loan-to-value (“LTV”) ratio on non-residential real estate mortgage loans at origination is generally 75% based on the latest appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio (“DSCR”) at origination of at least 1.20 on non-residential real estate loans. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

At March 31, 2012, non-residential real estate mortgage loans totaled $207.5 million, or 50.0% of the total loan portfolio. This balance reflects a year-over-year decrease of $46.1 million, or 18.7%. Beginning in the fourth fiscal quarter 2011, as a result of asset quality issues and the regulatory orders, the Bank ceased originating non-owner occupied non-residential real estate loans. The Bank, however, modified certain existing residential loans where the Bank determined that modification was in the Bank's best interest. Commencing in the fourth fiscal quarter of 2012, the Bank, on a very limited basis, began originating non-owner occupied non-residential real estate loans that the Board, or a committee of the Board, determined were in the Bank's best interest and in accordance with prudent lending standards.

The Bank offers adjustable rate mortgage (“ARM”) loans with interest rate adjustment periods of one to five years and generally for terms of up to 15 years and amortization schedules up to thirty years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period and generally are based upon a fixed spread above the FHLB-NY corresponding regular advance rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2012, loans to churches totaled $53.1 million, or 12.86% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 66 church loans in the Bank's loan portfolio.

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

Multi-family Real Estate Lending. Traditionally, Carver Federal originates and purchases multi-family loans. Multi-family property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multi-family residential units. Carver Federal's multi-family real estate loan portfolio decreased $23.1 million in fiscal 2012, or 18.9% to $78.9 million, or 19.0%, of Carver Federal's total loan portfolio at March 31, 2012. Beginning in the fourth fiscal quarter of 2011, as a result of asset quality issues and the Bank's regulatory orders, the Bank ceased originating multi-family real estate loans. The Bank, however, did modify certain existing residential loans where the Bank determined that modification was in the Bank's best interest.

In making multi-family real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's multi-family real estate product guidelines generally require that the maximum LTV at origination not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on multi-family real estate loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multi-family real estate loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, or 25- year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms. Personal guarantees may be obtained for additional security from these borrowers.

To help ensure continued collateral protection and asset quality for the term of multi-family real estate loans, Carver Federal employs a risk-rating system for its loans.  All commercial loans, including multi-family real estate loans, are risk-rated internally at the time of origination. Management continually monitors all commercial loans in order to update risk ratings when necessary (see Asset Classification and Allowance for Loan and Lease Losses for additional information on asset classification and risk ratings). In addition, to assist the Bank in evaluating changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of commercial loan relationships.  On a quarterly basis, i) all new/renewed loans greater than $500,000, ii) a sampling of loans $100,000 to $999,999, and iii) all criticized and classified loans are reviewed.  In addition, on an annual basis, all loans greater than $500,000 and a sampling of loans $100,000 to $999,999 are reviewed.  Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

Construction Lending. The Bank has historically originated or participated in construction loans for new construction and renovation of multi-family buildings, residential developments, community service facilities, churches, and affordable housing programs. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Participation in construction loans may be at various stages of funding. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans to include an engineer's plan and periodic cost reviews on all construction budgets for loans in excess of $250,000.

Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. During fiscal 2010, the Bank sought to minimize this risk by limiting construction lending to experienced borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one-to-four family mortgage loans. Since fiscal 2011, the Bank has ceased new construction lending.

At March 31, 2012, the Bank had $16.5 million (net of $0.6 million of committed but undisbursed funds) in construction loans outstanding, comprising 4.0% of the Bank's gross loan portfolio. The balance at March 31, 2012 reflects a $68.3 million, or 87.5%, decrease over fiscal 2011, consistent with the Bank's cessation of construction lending.Virtually all of the construction loans currently in Carver's loan portfolio comprise participations in loans originated by peer lenders in New York City. The preponderance of these loans, 81%, are underwritten and serviced by the Community Preservation Corporation (“CPC”), a nationally recognized non-profit corporation whose mission is to create affordable housing through new construction and renovation of existing buildings. CPC is sponsored by more than 70 commercial banks, savings institutions and insurance companies. Since its founding in 1974, CPC has been responsible for providing over $7 billion in private and public capital to create approximately 140,000 affordable homes in low and moderate income communities, in New York City, New Jersey and Connecticut.

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

CPC-sponsored developments provide affordable homes for purchase or rental. Loans for rental developments, when complete, are generally sold to the New York City Pension Fund. Carver's portfolio of CPC loans consists of 7 loans in the amount of $16.5 million, 43% are for rental developments and 57% are for sale. Most CPC homes are priced to target families at 120% of the median income in New York City, which is approximately $78,300. This segment of the home buying market is very deep and typically resilient, given the expense of New York City living and the pent up demand of families living in public housing and other affordable rental housing to purchase their first home.

Since the recession in 2008, continued difficult economic conditions have severely tested this previously successful model. Delinquency in the CPC loan portfolio in which Carver participates has increased significantly. At March 31, 2012, the largest contributor to Carver's delinquencies was the CPC portfolio, representing 53% of total construction delinquencies and 11% of the non-performing portfolio. The delinquency rate for these loans is 34%.

The most significant factors leading to this delinquency was the federal government's decision in 2008 to remove Fannie Mae and Freddie Mac from the secondary market. As a result, loans for developments for which construction was complete could not be paid off because end loans, or mortgages for buyers, were non-existent. Second, the lengthy period in which developers managed the dearth of mortgage loans severely strained their finances, as they are typically smaller, local developers. Third, the loss of employment in the New York metropolitan area reduced confidence and demand in the home buying population. The slow recovery in the home buying/consumer mortgage business has resulted in an extended time frame for developers to finalize sales and repay their construction loans.

Our strategy to manage this portfolio has been threefold. First, we ceased additional construction lending in fiscal 2011. During fiscal 2012, the construction loan portfolio has been reduced by $68.3 million or 87.5%, through pay-offs and other resolutions. Second, we worked with CPC to develop an end loan product to provide mortgage financing for purchasers, if secondary market conditions do not rebound sufficiently. Third, we are aggressive participants, along with CPC, in the servicing of each loan.

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

One-to-four Family Residential Lending. Historically, Carver Federal emphasized the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties.In the past the Bank has also purchased one-to-four family loans; however, no such loans were purchased in fiscal 2012 or fiscal 2011. In October 2008, the Bank entered into an arrangement with a third party to originate and underwrite one-to-four family loans for the Bank using Fannie Mae, Freddie Mac or FHA underwriting guidelines.

Carver Federal offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and the loan amount cannot exceed 10% of the 1-4 loan portfolio. Approximately 50.33% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2012 were adjustable rate and approximately 49.67% were fixed-rate. One- to four-family residential real estate loans decreased $15.7 million to $66.3 million, or 16.0%, of the gross loan portfolio at March 31, 2012 compared to March 31, 2011. During fiscal 2009 the Bank closed its residential one-to-four family lending department and elected to originate one-to-four residential loans through a third party private label origination operation. Loan origination volume is very low and most of the loans are sold servicing released. The Bank does not make the credit decision and therefore does not include these loans in its HMDA reporting.

The Bank's lending policies generally limit the maximum loan-to-value (“LTV”) ratio on one-to-four family residential mortgage loans secured by owner-occupied properties to 80% with private mortgage insurance required on loans with LTV ratios in excess of that. Under certain special loan programs, Carver Federal may originate and sell loans secured by single-family homes purchased by first time home buyers where the LTV ratio may be up to 96.5%.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2012, the Bank, through its sub-servicers, serviced $39.2 million in loans for FNMA and $5.2 million for other third parties.

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

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined as those loans which have FICO scores of 660 or less). At March 31, 2012, the Bank had $5.7 million in subprime loans, or 1.38%, of its total loan portfolio of which $3.7 million are non-performing loans.

Business Loans.  Carver Federal's small business lending portfolio decreased by $15.3 million to $44.4 million, or 22.3%, of the Bank's gross loan portfolio in fiscal 2012. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are typically personally guaranteed by the owners, and may also be secured by additional collateral, including real estate, equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $2.5 million at March 31, 2012, are secured through first liens on the taxi medallions. Carver Federal originates taxi medallion loans in an amount up to 80% of the value of the taxi medallion.

Consumer and other Loans. At March 31, 2012, the Bank had $1.3 million in consumer and other loans, or 0.3%, of the Bank's gross loan portfolio. At March 31, 2012, $1.2 million, or 88.8%, of the Bank's consumer loans were unsecured loans, consisting of consumer loans, other than loans secured by savings deposits, and $0.1 million or 11.2%, were secured by savings deposits.

Consumer loans are not typically secured by collateral and therefore involve more risk than first mortgage loans. Collection of a delinquent loan is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by changes in employment, marital status, health and other personal financial factors. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, including claims and defenses that the borrower has against the seller of the underlying collateral. In underwriting unsecured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See “-Asset Quality-Non-performing Assets.”

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

A commercial real estate loan application is completed for all multi-family and non-residential properties that the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history and the financial capacity of the applicant(s). Business loan applications are completed for all business loans. Most business loans are secured by real estate, personal guarantees, and/or guarantees by the United States Small Business Association (“SBA”) or Uniform Commercial Code (“UCC”) filings. The loan approval process considers the credit history of the applicant, collateral, cash flow and purpose and stability of the business.

Upon receipt of a completed loan application from a prospective borrower, a credit report and other verifications are ordered to confirm specific information relating to the loan applicant's income and credit standing.  It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent appraiser approved by the Bank.

It is Carver Federal's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, obtain flood insurance. Most borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance. Written confirmation of the guarantee for SBA loans and evidence of the UCC filing is also required.

Loan Approval. Except for real estate and business loans in excess of $6.0 million and $3.0 million, respectively, mortgage and business loan approval authority has been delegated by the Bank's Board to the Board's Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank's Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $3.0 million for real estate loans and $1.0 million for all other business loans. Real estate and business loans above $6.0 million and $3.0 million, respectively, must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans. One-to-four family mortgage loans that conform to FNMA, FHA and Federal Home Loan Mortgage Corporation (FHLMC), standards and limits may be approved by the outsourced third party loan originator. Under the Bank's Order, the Bank was restricted from originating new CRE loans without prior regulatory approval. On December 28, 2011 the OCC provided the Bank's Board, or a committee of the Board, authority to approve origination of CRE loans under certain conditions, which includes a certification that the extension of credit is in the best interest of the Bank.

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2012, the maximum loans-to-one-borrower under this test is $13.1 million and the Bank had no relationships that exceeded this limit.

Loan Sales. Originations of one-to-four family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal occasionally funds loans secured by property in other areas. All such loans, however, satisfy the Bank's underwriting criteria regardless of location. The Bank continues to offer one-to-four family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy applicable secondary market guidelines of FNMA, SONYMA or other third-party purchasers to provide the opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

Loan Originations and Purchases. Loan originations, including loans originated for sale, were $15.3 million in fiscal 2012 compared to $28.6 million in fiscal 2011. In prior years, the Bank increased its loan production of non-residential commercial real estate and multi-family lending, including those in construction, to take advantage of higher yields and better interest rate risk characteristics. However, due to the downturn in the real estate market and the economy in general, the Bank has curtailed non-owner occupied commercial real estate and construction lending given the additional risks associated with these products. The Bank did not purchase any loans during fiscal 2012 and fiscal 2011 compared to $10.8 million for fiscal 2010.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

$ in thousands	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$3,256	21.29%	$3,129	10.96%	$3,477	2.92%
Multi-family	642	4.20%	700	2.45%	18,678	15.67%
Non-residential	415	2.71%	3,159	11.06%	42,868	35.97%
Construction	—	—%	4,902	17.16%	13,752	11.54%
Business	10,936	71.52%	16,318	57.13%	29,368	24.64%
Consumer and others (1)	41	0.27%	353	1.24%	277	0.23%
Total loans originated	15,290	100.00%	28,561	100.00%	108,420	90.97%
Loans purchased (2)	—	—%	—	—%	10,760	9.03%
Total loans originated and purchased	15,290	100.00%	28,561	100.00%	119,180	100.00%
Loans sold (3)	(35,307)		(3,335)		(3,370)
Net (reductions) additions to loan portfolio	$(20,017)		$25,226		$115,810

(1) Comprised of personal loans.
(2) Comprised of one-to-four family residential, non-residential and multifamily mortgage loans and business loans.
(3) Comprised of primarily of multifamily loans in the current period and one-to-four family mortgage loans in the prior periods.

Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse, with certain exceptions related to the seller's compliance with representations and warranties, and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at that time by the Bank. The Bank initially seeks to purchase loans in its market area, however, the Bank may purchase loans secured by property outside its market area to meet its financial objectives. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal's market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state markets will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2012 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Construction loans generally have terms from 12 to 24 months and when coupled with the significant decline in originations over the past two years, the construction loan portfolio has a maturity of less than one year. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$169	$63,968	$2,176	$66,313
Multi-family	7,864	36,200	34,795	78,859
Commercial	14,953	77,639	114,912	207,504
Construction	16,471	—	—	16,471
Business	12,103	6,014	26,308	44,425
Consumer	867	71	320	1,258
Total	$52,427	$183,892	$178,511	$414,830

The following table sets forth as of March 31, 2012, amounts in each loan category that are contractually due after March 31, 2013 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

$ in thousands	Due After March 31, 2013
	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$32,853	$33,291	$66,144
Multi-family	35,704	35,291	70,995
Non-residential	48,832	143,720	192,552
Construction	—	—	—
Business	19,867	12,454	32,321
Consumer	—	391	391
Total	$137,256	$225,147	$362,403

Asset Quality

General. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets.

The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multi-family real estate loans, the borrower's ability to pay typically is dependent on rental income, which can be impacted by vacancies and general market conditions. For one-to-four family loans, a borrowers' ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower's ability to pay typically is dependent primarily on the success of the borrower's business. For all of the Bank's loans, a borrower's ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2012, loans classified as a troubled debt restructuring totaled $21.0 million.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes non-accrual loans, and property acquired in settlement of loans as of March 31:

$ in thousands	2012	2011	2010	2009	2008
(1) Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$6,988	$15,993	$7,682	$4,396	$567
Multi-family	2,923	6,786	10,334	3,569	—
Non-residential	24,467	10,078	6,315	11,375	522
Construction	11,325	37,218	17,413	3,286	—
Business	8,862	7,289	5,799	3,079	1,708
Consumer	23	42	28	22	57
Total non-performing loans	54,588	77,406	47,571	25,727	2,854

(2) Other non-performing assets:
Real estate owned	2,183	564	66	465	1,163
Loans held for sale	29,626	9,205	—	21,105	23,767
Total other non-performing assets	31,809	9,769	66	21,570	24,930
(3) Total non-performing assets:	$86,397	$87,175	$47,637	$47,297	$27,784

(4) Accruing loans contractually past due > 90 days:	$—	$—	$1,411	$894	$—

Non-performing loans to total loans	13.22%	13.34%	7.10%	4.01%	0.43%
Non-performing assets to total assets	13.47%	12.29%	5.91%	5.98%	3.49%

(1)
Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management, for which the collection of additional interest and/or principal is doubtful.  Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan.

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

(4)	Loans 90 days or more past due and still accruing, which were not included in the non-performing category.

At March 31, 2012, total non-performing assets decreased by $0.8 million to $86.4 million, compared to $87.2 million at March 31, 2011. Non-accrual loans consist of thirty-two one-to-four family loans, 5 multi-family loans, seventeen non-residential real estate loans, 5 construction loans, eleven consumer and twenty-eight small business and SBA loans. The increase in delinquent loans from the prior year is primarily the result of continued unfavorable economic conditions and resultant impact on borrower's ability to meet the terms of their loans. Management believes that there will likely be losses on certain delinquent loans, but that the amount of losses will be reduced by the values of the properties securing these delinquent loans and the Bank's loan loss reserves. Other non performing assets of $31.8 million include a portfolio of loans held-for sale and real estate owned assets consisting of two properties foreclosed upon.

Although we believe that substantially all risk elements at March 31, 2012 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

Asset Classification and Allowances for Losses. Federal regulations and the Bank's policies require the classification of assets on the basis of credit quality on a quarterly basis. An asset is classified as “substandard” if it is non-performing and/or determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as “doubtful” if full collection is highly questionable or improbable. An asset is classified as “loss” if it is considered uncollectible, even if a partial recovery could be expected in the future.  The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant substandard classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.  Assets classified as substandard or doubtful result in a higher level of allowances for loan losses recorded in accordance with Accounting Standards Codification (“ASC”) subtopic 450-20 “Loss Contingencies.” If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses pursuant to loan impairment guidance in ASC subtopic 310-10-35 in the amount of the portion of the asset classified as a loss or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OCC Regional Director.
The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses (ALLL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with a savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with the ALLL policy, there can be no assurance that regulators, in reviewing Carver Federal's assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal's reported financial condition and results of operations. For additional information regarding Carver Federal's ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

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

It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions and certain qualitative factors. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate market. See “Lending Activities-Loan Purchases and Originations.” Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by management on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. A loan is deemed impaired when it is probable the Bank will be unable to collect both principal and interest due according to the contractual terms of the loan agreement.  Loans the Bank individually classifies as impaired include multi-family mortgage loans, commercial real estate loans, construction loans and business loans which have been classified by the Bank's credit review officer as substandard, doubtful or loss for which it is probable that principal and interest will not be collected in accordance with the loan's contractual terms, and certain loans modified in a troubled debt restructuring  A valuation allowance for collateral dependent loans is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. A valuation allowance for cash flow dependent loans is established when based upon a discounted cash flow analysis, impairment is demonstrated.

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses for the years ended March 31:

$ in thousands	2012	2011	2010	2009	2008
Balance at beginning of year	$23,147	$12,000	$7,049	$4,878	$5,409
Less Charge-offs:
One-to-four family	3,730	827	580	—	22
Non-residential	17,322	12,226	1,648	—	—
Business	875	2,007	646	501	709
Consumer and other	8	959	84	83	174
Total Charge-offs	$21,935	$16,019	$2,958	$584	$905
Add Recoveries:
One-to-four family	469	6	12	—	—
Non-residential	1,685	2	—	—	—
Business	113	13	6	10	110
Consumer and other	—	31	46	43	42
Total Recoveries	$2,267	$52	$64	$53	$152
Net loans charged-off	19,668	15,967	2,894	531	753
Provision for losses	16,342	27,114	7,845	2,702	222
Balance at end of year	$19,821	$23,147	$12,000	$7,049	$4,878
Ratios:
Net charge-offs to average loans outstanding	3.74%	2.54%	0.43%	0.08%	0.17%
Allowance to total loans	4.80%	3.99%	1.79%	1.1%	0.74%
Allowance to non-performing loans	36.31%	29.9%	25.23%	27.4%	170.89%

The following table allocates the allowance for loan losses by asset category at March 31:

$ in thousands	2012		2011		2010		2009		2008
	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
Allowance for loan losses:
One-to-four family	$4,305	21.7%	$2,923	12.6%	$1,036	8.6%	$970	13.8%	$324	6.6%
Multi-family	5,409	27.3%	6,223	26.9%	1,566	13.1%	428	6.1%	315	6.5%
Non-residential	6,709	33.8%	3,999	17.3%	2,613	21.8%	2,417	34.3%	1,215	24.9%
Construction	1,532	7.7%	6,944	30%	3,831	31.9%	896	12.7%	1,448	29.7%
Business	1,786	9.0%	2,965	12.8%	2,069	17.2%	2,268	32.2%	1,124	23%
Consumer and other	80	0.4%	93	0.4%	60	0.5%	70	1%	94	1.9%
Unallocated	—	0.0%	—	0%	826	6.9%	—	0%	358	7.3%
Total Allowance	$19,821	100%	$23,147	100%	$12,001	100%	$7,049	100%	$4,878	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  ASC Subtopic 320-942 requires that securities be classified into one of three categories:  trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2012, the Bank had no securities classified as trading.  At March 31, 2012, $85.1 million, or 88.5% of the Bank's mortgage-backed and other investment securities, was classified as available-for-sale.  The remaining $11.1 million, or 11.5%, was classified as held-to-maturity.

Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities to help achieve its asset/liability management goals and collateral needs.  Although mortgage-backed securities generally yield less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank.  Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity.  Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws.  See “Regulation and Supervision-Federal Banking Regulation-Qualified Thrift Lender Test” and “-Federal and State Taxation.”

At March 31, 2012, mortgage-backed securities constituted 8.9% of total assets, as compared to 7.6% of total assets at March 31, 2011.  Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates and commercial mortgage-backed secrurities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2012, constituted $4.1 million, or 16.8%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 4 of Notes to Consolidated Financial Statements, “Securities.”

Other Investment Securities.  In addition to mortgage-backed securities, the Bank also invests in high-quality assets such as government and agency obligations, corporate bonds and mutual funds. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-NY, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds.  The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds (See Note 4 of Notes to Consolidated Financial Statements).

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB-NY stock and a sufficient amount of liquid assets which may be invested in cash and specified securities.  For additional information, see “Regulation and Supervision-Federal Banking Regulation-Liquidity.”

Securities Impairment.  The Bank's available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.  The fair values of securities in portfolio are based on published or securities dealers' market values and are affected by changes in interest rates.  The Bank quarterly reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary.  The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. In April 2009, the FASB issued guidance that changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. As of fiscal year end 2012 and 2011, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment portfolio.

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

The Bank's branches on 116th Street and 145th Street in Harlem and its Jamaica branches operate in New York State designated Banking Development Districts (“BDD”), which allows Carver Federal to participate in BDD-related activities, including acquiring New York City and New York State deposits. BDD deposits are used by various municipal agencies to encourage banking operations in low- to moderate-income areas.  During fiscal year 2012, $60 million of BDD funds were returned to New York City and New York State.

As of March 31, 2012 the Bank also has $56.8 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”).The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks in increments of less than the individual FDIC insurance limit amount to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customer's deposits in like amounts. Depositors are allowed to withdraw funds early with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”), the FDIC deposit insurance limit was $100,000. As result of ESSA, this limit was increased to $250,000 through December 31, 2013. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.
In February 2011, regulatory orders issued to Carver Federal restricted Carver's ability to add new CDARS deposit accounts and renew existing CDARS deposit accounts. Carver Federal applied for a Brokered Deposit Waiver through the Federal Deposit Insurance Corporation ("FDIC") to allow for the renewal of the existing CDARS deposit base. During the period that Carver was waiting for the FDIC brokered deposit waiver, maturing deposits were placed in a one way CDARs that allowed the Carver customer to maintain the product, but not longer counted as a deposit liability for Carver, because it was no longer reciprocal. This allowed Carver to meet the clients needs, while remaining compliant with the regulatory orders. At March 31, 2011, the Bank had placed $2.6 million of customer funds into the program. In April 2011 the FDIC approved Carver Federal's Brokered Deposit Waiver, allowing for the renewal of the Bank's existing CDARS deposit base. The Bank has submitted quarterly waivers throughout fiscal year 2012 and received both local and national approval on all requests. The Bank expects this approval to continue on all future waiver submissions.

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

Borrowed Money.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the re-pricing cycle of the mortgage loans on the balance sheet.  At March 31, 2012, Carver had $25.0 million in FHLB-NY advances outstanding.  During fiscal year 2011 the FHLB-NY increased the collateral requirements on Carver's existing advances. FHLB-NY could institute additional collateral requirements or restrict Carver's ability to access additional advances or renew maturing advances. During fiscal year 2012, the Bank early terminated $30 million in Repo borrowings as well as prepaying a $10 million fixed rate FHLB advance; these prepayments resulted in charges of $722 thousand.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2012 of 3.36%.  Under the Company's regulatory orders, the Company is prohibited from paying dividends without prior regulatory approval. Therefore the Company has deferred the debenture interest payments.

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The maximum contractual interest rate for the debt is 12.00% per annum; however, for the first seven years, and so long as Carver maintains its certification as a Community Development Entity (“CDE”) and remains in compliance with all of the NMTC requirements, the interest rate shall be reduced by 500 basis points to 7.00% per annum. During the 2nd quarter of fiscal year 2012, the interest rate was reduced to 2%. This subordinated debt has been approved by the regulators to qualify as Tier II capital for the Bank's regulatory capital calculations.

These subordinated debt securities amounted to $18.4 million at March 31, 2012 and are included in other borrowed money on the consolidated statement of financial condition.  For additional information regarding the Company's advances from the FHLB-NY and other borrowed money refer to Note 9 of Notes to Consolidated Financial Statements, “Borrowed Money.”

On October 30, 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing a coupon of 1.69% per annum, which matured on October 31, 2011. This debt is guaranteed under the Federal Deposit Insurance Corporation's (the “FDIC”) Temporary Liquidity Guarantee Program (TLGP). For this guarantee, the Bank was assessed a fee by the FDIC in the amount of 125 basis points. These proceeds were used to increase the Bank's liquidity position and for general corporate purposes. On October 31, 2011, the Bank repaid its borrowing under the TLGP program.

On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $52 million increase in liquidity net of the effect of various expenses associated with the capital raise. In addition, the Company downstreamed $37 million to the Bank. In December 2011, another $7 million was downstreamed to the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.

REGULATION AND SUPERVISION

Cease and Desist Orders

On February 7, 2011, the Company and the Bank consented to the OTS issuing Orders to Cease and Desist (“Orders”) against the Company and Bank. Effective July 21, 2011, supervisory authority for the Company and Bank Orders passed to the Board of Governors of the Federal Reserve System (“FRB”) and the Office of the Comptroller of the Currency ("OCC"), respectively.

The Company Order requires, among other things, the Company to notify and receive the OTS’ written permission prior to (i) declaring, making or paying any dividends or other capital distributions, or repurchasing or redeeming any capital stock; (ii) incurring, issuing, renewing, repurchasing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (v) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (vi) making any golden parachute payments or prohibited indemnification payments.

The Bank Order requires, among other things, the Bank (i) attain by April 30, 2011, and maintain, a Tier 1 Core Capital Ratio equal to or greater than nine percent (9%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%); (ii) revise and adhere to a written plan to identify, monitor and control risk associated with concentrations of assets; (iii) adhere to a detailed written plan with specific strategies, targets and timeframes to reduce the Bank’s level of problem assets, which shall include all criticized and classified assets; and (iv) ensure that the Bank’s financial reports and statements are timely and accurately prepared and filed. The Bank Order also provides that, unless the Bank first receives prior OTS written non-objection, the Bank may not (i) originate or purchase, refinance, extend or otherwise modify any commercial real estate loan as defined in the Order (“CRE Loan”), unless the refinance, modification or extension meets certain criteria, including improving the credit quality and collectability of the loan; (ii) increase its asset size in any quarter greater than an amount equal to the net interest credited on deposit liabilities during the prior quarter; (iii) declare or pay dividends or make any capital distributions; (iv) make certain changes to its directors or senior executive officers; (v) enter into, renew, extend or revise any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (vi) make any golden parachute or prohibited indemnification payments; (vii) enter into certain transactions with affiliates; and (xiii) enter into any arrangement or contract with a third party service provider that is significant or outside the normal course of business. Finally, without prior Federal Deposit Insurance Corporation Approval, the Bank may not roll over or renew any brokered deposit or accept any new brokered deposits.

The foregoing description of the Orders is qualified in its entirety by reference to the Orders issued to the Company and the Bank. For additional information regarding the Orders please see the Form 8-K filed with the SEC on February 10, 2011.

On June 29, 2011, the Company raised $55 million of capital. The $55 million resulted in a $51.4 million increase in liquidity net of the effect of various expenses associated with the capital raise. On June 30, 2011 the Company downstreamed $37 million to the Bank. During December, 2011, the Company downstreamed another $7 million to the Bank. Commencing on June 30, 2011 the Bank has maintained its Tier 1 Core Capital Ratio and Total Risk-Based Capital Ratio above the limits contained in the Bank Order. However, no assurances can be given that the amount of capital raised is sufficient to absorb the losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.

The Orders continue to be in effect and the Company and Bank have taken actions toward compliance. However, no assurances can be given that the Bank and the Company will be able to comply with all provisions of the Order.s Failure to comply could result in further regulatory actions and the possibly civil money penalties to be assessed by the regulators.
As stated above, under the Orders, the Bank and Company are prohibited from paying any dividends without prior regulatory approval. On October 18, 2011, the Company received approval from the Federal Reserve Bank to pay all outstanding dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program of the United States Department of the Treasury (“U.S. Treasury”). These payments were made in connection with the U.S. Treasury, on October 28, 2011, exchanging the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

General
The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OCC. It had been regulated by the OTS until the OTS merged with the OCC on July 21, 2011 (see below). The Bank's deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”), and is a member of the FHLB. The Bank must file reports with the OCC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the FRB and is required to file certain reports with, and otherwise comply with, the rules and regulations of the FRB and of the SEC under the federal securities laws. The OCC and the FDIC periodically perform safety and soundness examinations of the Bank and test compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally-chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.
The description of statutory provisions and regulations applicable to federally chartered savings banks and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on the Bank and the Company. Any change in such laws and regulations whether by the OCC, the FDIC or through legislation could have a material adverse impact on the Bank and the Company and their operations and stockholders.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act') made extensive changes in the regulation of federal savings banks. Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the OCC. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions took place one year from the Dodd-Frank Act enactment date of July 21, 2010. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Carver Federal Savings Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Bank and the Company.

Capital and Liquidity

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is authorized and, in some cases, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank would be placed in one of the following five categories based on the bank's regulatory capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized.
The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under OCC regulations, generally, a federally-chartered savings bank is treated as well-capitalized if its total risk‑based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions as they deem necessary.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OCC and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account IRR concentration of risk and the risks of non-traditional activities.  The OCC regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OCC monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, ("NPV").  NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth.  The OCC has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OCC Bulletin 2010-1 provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OCC, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OCC regarding NPV analysis.  As discussed below, the OCC has imposed such requirements on Carver Federal.

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile. The previously described Cease and Desist Order Carver Federal entered into with the OCC includes a capital directive requiring the Bank to achieve and maintain regulatory capital levels of a Tier I Core Capital Ratio of 9% and a Total Risk-Based Capital Ratio of 13% by April 30, 2011. At March 31, 2011, Carver Federal did not achieve these capital requirements with a tangible capital ratio of 5.38%, total risk-based capital ratio of 9.6% and a leverage capital ratio of 7.36%. The Company did not raise the additional capital by April 30, 2011 and thus filed a contingency plan with the OCC. If the contingency plan is acted upon it may result in the sale or unwinding of the Company. On June 29, 2011 the Company raised $55 million of equity. The increase in the Company and Bank's capital position results in the Company and the Bank meeting the capital directives within the Orders. At March 31, 2012, Carver Federal exceeded the capital directives required by the Cease and Desist Order, with a Tier I capital ratio of 9.83% total risk-based capital ratio of 16.94% and a leverage capital ratio of 14.50%. The OCC has determined that Carver Federal is adequately capitalized. The Company is in the process of revising its capital plan based upon guidance OCC Bulletin 2012-16 issued June 7, 2012, which must be presented to and accepted by the OCC.

Limitation on Capital Distributions.  The OCC imposes various restrictions on a bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital.  A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the OCC at least 30 days before making a capital distribution.  However, the Bank must file an application for prior approval if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years.

The Bank may not pay dividends to the Company if, after paying those dividends, the Bank would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OCC notified the Bank that it was in need of more than normal supervision.

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

Standards for Safety and Soundness

Standards for Safety and Soundness.  The OCC has adopted guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  In addition, OCC regulations authorize, but do not require, the OCC to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law.  If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Enforcement.  The OCC has primary enforcement responsibility over the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

TARP
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

On October 14, 2008, the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP CPP"), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions are required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP.  On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver's participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore, the investment did not dilute common stockholders. As a participant in TARP CPP, the Company is subject to certain obligations currently in effect, such as compensation restrictions, a luxury expenditure policy, the requirement the Company include a “say on pay” proposal in the proxy statement and certain certifications. The Company is also subject to additional restrictions or obligations as may be imposed under TARP CPP for as long as the Company participates in TARP CPP.

The Treasury announced in February 2010 the implementation of the Community Development Capital Initiative (“CDCI”). This new capital program invested lower-cost capital in CDFIs that lend to small businesses in the country's most economically depressed communities. CDFI banks and thrifts are eligible to receive investments of capital with an initial dividend rate of 2 percent, compared to the 5 percent rate offered under the CPP. CDFIs may apply to receive capital up to 5 percent of risk-weighted assets. To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate will increase to 9 percent after eight years, compared to five years under CPP. On August 27, 2010, Carver completed the exchange of the $18.98 million of CPP funds for an equivalent amount of CDCI funds. The previously described, the Cease and Desist Order prohibits the Company from paying dividends without prior OCC approval, and as such, has suspended the regularly quarterly cash dividend payment on the Company's fixed-rate cumulative perpetual preferred stock issued under the CDCI program. As stated above, on October 28, 2011 the U.S. Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

Other Supervision and Regulation

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

On October 4, 2006, the OCC and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Guidance indicates that a lender should be able to readily document income and a lender may accept a borrower's statement as to the borrower's income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity.

On December 14, 2006, the OTS published guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations.  The CRE Guidance reinforces and enhances the OCC's existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits.  The Bank has evaluated the CRE Guidance to determine its compliance and, as necessary, modified its risk management practices, underwriting guidelines and consumer protection standards.  See "Lending Activities and Asset Quality” in Item 1, "Business” for discussions of Carver Federal's loan product offerings and related underwriting standards.

On June 29, 2007, the OCC and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending, or the Statement, to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable rate subprime loans originated by financial institutions.  In particular, the agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions.  The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower's repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty.  The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.  In addition, the Statement referenced expanded guidance issued by the agencies by press release dated January 31, 2001.  According to the expanded guidance, subprime loans are loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions' specific subprime definitions, are set forth, including having a FICO credit score of 660 or below at the time of origination.  Within the Bank's loan portfolio, there are loans to borrowers who had FICO scores of 660 or below at the time of origination.  However, as a portfolio lender, the Bank reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores.  The Bank believes the aforementioned loans, when made, were amply collateralized and otherwise conformed to the Bank's prime lending standards.  These loans are not a material component of the one-to-four family mortgage loan portfolio.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans to one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral.  The Bank currently complies with applicable loans to one borrower limitations.  At March 31, 2012, the Bank's limit on loans to one borrower based on its unimpaired capital and surplus was $7.5 million.

Qualified Thrift Lender Test. Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made non compliance potentially subject to agency enforcement action for violation of law.  At March 31, 2012, the Bank maintained approximately 70.0% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

Community Reinvestment.  Under CRA, as amended, as implemented by OCC regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community.  CRA does, however, require the OCC, in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

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

Regulations require that Carver Federal publicly disclose certain agreements that are in fulfillment of CRA. The Company has no such agreements in place at this time.

Transactions with Related Parties.  The Bank's authority to engage in transactions with its “affiliates” and insiders is limited by OCC regulations and by Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”).  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital.  Collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

In January 2011, certain directors and seniors officers of the Company loaned a total of $113,227 to the Company to allow the Company to make the interest payment on the Company's trust preferred securities due in January 2011.  The loan is secured by a pledge of shares of Treasury stock.  The interest rate on the loan is prime plus 2%.  The loan was repaid upon completion of the Company's capital raise.

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  At March 31, 2012, there were no loans to officers or directors.

The Federal Reserve Board has confirmed its previous interpretations of Sections 23A and 23B of the FRA with Regulation W.  The OCC has also conformed its regulations to agree with Regulation W.  Regulation W made various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an “affiliate” subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

The OCC regulations provide for additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.  The OCC regulations also include certain specific exemptions from these prohibitions.  The Federal Reserve Board and the OCC expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OCC regulation.  These regulations have had no material adverse effect on the Bank's business.

Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  Effective July 1, 2004, the OCC adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. For fiscal 2012, Carver paid $0.4 million in regulatory assessments.

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

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule that implemented that change April 1, 2011. Among other things, the final rule changes the assessment range. As of March 31, 2012, the Bank had an assessment rate of twenty-seven basis points and the Bank's expense for FDIC insurance payments totaled $1.9 million in fiscal 2012. The FDIC has authority to further increase insurance assessments and therefore Management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank.
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

Anti-Money Laundering and Customer Identification

  The Bank is subject to OCC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the United States Commodity Exchange Act of 1936, as amended.

Title III of the USA PATRIOT Act and the related OCC regulations impose the following requirements with respect to financial institutions:

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2012 of $2.2 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $0.1 million, $0.2 million and $0.3 million for fiscal years 2012, 2011 and 2010, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2012 was 4.50%.

Under the Gramm-Leach-Bliley Act, as amended (“GLB”), which, among other things, repeals historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank.  GLB also replaces the existing redeemable stock structure of the FHLB system with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement.  Two classes of stock are authorized:  Class A (redeemable on six months notice) and Class B (redeemable on five years notice).  Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLB, the FHLB has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB stock.  Under the new capital plan, each member of the FHLB will have to maintain a minimum investment in FHLB capital stock in an amount equal to the sum of; (1) the greater of $1,000 or 0.20% of the member's mortgage-related assets, and (2) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

Federal Reserve System

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $10.7 million and $58.8 million (subject to adjustment by the Federal Reserve

Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $58.8 million. The first $58.8 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
Pursuant to the EESA, the Federal Reserve Board announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions' required and excess reserve balances. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period. The payment of interest on excess reserves will permit the Federal Reserve Board to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

Privacy Protection

  Carver Federal is subject to OCC regulations implementing the privacy protection provisions of GLB.  These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their nonpublic personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

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

Holding Company Regulation
The Company is a savings and loan holding company regulated by the Federal Reserve Board. As such, the Company is registered with and is subject to Federal Reserve Board examination and supervision, as well as certain reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the OCC to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. The Dodd-Frank Act transfers the responsibility for that regulation and supervision of savings and loan holding companies to the Federal Reserve Board effective July 21, 2011.
GLB restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the OCC on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under GLB. GLB also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

Restrictions Applicable to All Savings and Loan Holding Companies.  Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

(1)	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OCC approval;

(2)	through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior OCC approval; or

(3)	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OCC).

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

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OCC; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the OCC must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Securities Laws

 The Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Delaware Corporation Law

The Company is incorporated under the laws of the State of Delaware.  Thus, it is subject to regulation by the State of Delaware and the rights of its shareholders are governed by the General Corporation Law of the State of Delaware.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable-year ending March 31st, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including in particular the Bank's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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
Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State and Local Taxation

State of New York.  The Bank and the Company file on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable assets allocated to New York, “alternative” entire net income or a fixed minimum fee) results in a greater tax, an alternative tax will be imposed.  The Company was subject to tax based upon assets for New York State for fiscal 2012. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District.   For fiscal 2012, the New York State franchise tax rate computed on taxable assets was .01% (including the Metropolitan Commuter Transportation District Surcharge).

New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

New York City.  The Bank and the Company file on a combined bases and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2012, the New York City banking corporation tax rate computed on taxable assets is .01%.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE COMPANY

The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Company as of March 31, 2012.  Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

Deborah C. Wright, age 54, is Chairman, President and Chief Executive Officer of Carver and Carver Federal. The Board of Directors elected her to the post of Chairman in February 2005. Ms. Wright has held the titles President & CEO since

June 1, 1999. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she had held from May 1996 through May 1999. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City Housing Authority Board, which manages New York City's 189,000 public housing units. Ms. Wright serves on the boards of Time Warner Inc., The Partnership for New York City and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. Ms. Wright served on the Board of Overseers of Harvard University, The Children's Defense Fund and Kraft Foods Inc. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

Mark A. Ricca, age 55, is Executive Vice President, Chief Financial and Administrative Officer. Between November 2008 and June 2011 Mr. Ricca was Carver's Executive Vice President, Chief Risk Officer and General Counsel Mr. Ricca joined Carver in November 2008. Prior to joining Carver, Mr. Ricca held several positions at New York Community Bancorp, Inc. and its principle subsidiary, New York Community Bank, beginning in 2000 and finishing in 2007 as its Executive Vice President, General Counsel and Assistant to the Chief Operating Officer. Prior to this, Mr. Ricca held various positions at Haven Bancorp, Inc., and its principal subsidiary, CFS Bank, as Senior Vice President, Residential and Consumer Lending, Corporate Secretary, General Counsel and Chief Compliance Officer and was a partner in the law firm of Ricca & Donnelly. Mr. Ricca also worked for General Electric Company, graduating from the Financial Management Program with honors and holding various positions in financial management, accounting and corporate audit. Mr. Ricca holds a B.A. degree in economics from the University of Notre Dame, a J.D. cum laude, Law Review and Jurisprudence Award from St. Johns University, School of law, and an LL.M. from New York University, School of Law. Mr. Ricca also graduated with honors from the National School of Banking.
David Toner, age 50, is Senior Vice President and Controller of Carver. Prior to joining Carver in December 2009, Mr. Toner spent more than 20 years with Citigroup (Citi) in various Financial Control positions in the United States and Europe, including serving as Chief Financial Officer of Citi’s Community Development business from 2004 through 2007. Prior to joining Citigroup in 1987, Mr. Toner held various audit positions with Deloitte & Touche (formerly Deloitte, Haskins & Sells). Mr. Toner is a certified public accountant. He received his M.B.A. in Finance, with a concentration in International Business, from the Stern School of Business at New York University and his B.S. in Accounting, summa cum laude, from the Haub School of Business at Saint Joseph’s University. He is a member of the Board of Visitors (advisory board) for the Haub School of Business and a member of the New York Alumni Council for Saint Joseph’s University.

Blondel A. Pinnock, age 44, is Senior Vice President, Carver Federal Savings Bank and President of Carver Community Development Corporation. Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President of Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over a ten year background in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas. Prior to her tenure at Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City’s Housing, Preservation and Development Department’s Tax Incentives Unit ,where she assisted in the implementation of the City's real estate tax programs for low, moderate and market rate projects. She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.

Lucia Cameron, age 50, is Senior Vice President and Chief Human Resources Officer. Ms. Cameron joined Carver in June 2011 from Credit Suisse where she served as a Vice President/Human Resources Business Partner. Ms. Cameron was responsible for partnering with senior management to provide strategic human resources support in the areas of talent management, organizational development, employee relations, and managing employee capital. Prior to that, Ms. Cameron held various senior level Human Resources Business Partner and Training Specialist roles at a number of global institutions including Edelman Public Relations, Colgate Palmolive, and AOL Time Warner. She served as a regional Diversity Manager and Employee Assistance Program Counselor at American Express and was a practicing licensed psychotherapist for over 10 years. Ms. Cameron received a Masters of Social Work from the New York University School of Social Work and a Bachelor of Arts from the State University of New York at Stony Brook. Ms. Cameron is affiliated with the Society for Human Resource Management.

John Spencer, age 46, is a Senior Vice President and Chief Retail Officer of Carver Bancorp Inc. and Carver Federal Savings Bank. Mr. Spencer joined Carver in February 2009 from JP Morgan Chase as Senior Vice President. He held management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for the bank’s Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer has a proven track record of operational excellence. He has significant experience in Retail Bank merger integration, and has also participated in Six Sigma Methodology projects. He earned a B.A. in Banking and Finance from Pace University.

Aditya Kishore, 48, is Senior Vice President of Operations.  Mr. Kishore joined Carver in February 2011.  A trained industrial and systems engineer, Mr. Kishore started his career in the ERP and Project Management field in India focusing on business process improvements and efficiencies. He later joined  Mutual Bank, a $1.6 billion bank in Chicago, as their Chief

Information Officer, where he was responsible for all of the bank's systems and IT Operations, including bank's back office operations, risk assessments, and new projects.  Prior to that he worked at Byte Managers, Inc., a business process outsourcing firm, as Chief Technology Officer where for five years he led teams focused on operational efficiencies for various industries. Mr. Kishore later joined Fidelity National Information Services as their Chief of Banking Products, in Florida to develop and implement products to address Community Banks' operations and servicing needs of various banking operations and functions including retail, loans, and compliance.  After Fidelity merged with Metavante Technologies, Mr. Kishore joined Hanover Community Bank, a de novo bank started in 2009, as the Chief Operating Officer and Chief Information Officer responsible for all operations of the bank.  Mr. Kishore received his master's degree in industrial and systems engineering from the University of Illinois.

James A. Raborn, age 49, is Senior Vice President and Manager of Loan Workout and Loss Mitigation. Mr. Raborn joined Carver in April 2011 from Emigrant Bank where he served as First Vice President and Director of Foreclosure/Real Estate Owned for about four years. Mr. Raborn was responsible for oversight and management of a large volume of non-performing residential and commercial loans while at Emigrant. Prior to that Mr. Raborn was Counsel with the law firm of Riker Danzig Scherer Hyland & Perretti LLP in Morristown, New Jersey for over ten years. While at Riker Danzig, Mr. Raborn had an extensive real estate litigation practice and tried numerous cases involving real estate or real estate related issues. Mr. Raborn was also an Associate at the law firm of Norris McLaughlin & Marcus in Somerville, New Jersey for about three years. Immediately after graduating from law school, Mr. Raborn completed two, one year judicial clerkships with the Honorable Daniel H. Huyett, Judge, United States District Court for the Eastern District of Pennsylvania and the Honorable Stephen Skillman, Appellate Judge, Superior Court of New Jersey, Appellate Division. Mr. Raborn is a member of the New Jersey and Pennsylvania (inactive) bars. He received his juris doctor degree with honors from Rutgers University, Camden in May 1988. Mr. Raborn graduated cum laude from Tulane University, College of Arts and Sciences in May 1985 where he received his bachelor of arts degree in history and political science.

ITEM 1A.	RISK FACTORS.

The following is a summary of risk factors relevant to the Company's operations which should be carefully reviewed.  These risk factors do not necessarily appear in the order of importance.

The prolonged negative effect of the recession and weak economic recovery will continue to adversely affect our financial performance.

The severe recession and weak economic recovery has resulted in continued uncertainty in the financial and credit markets in general. There is also continued concern about the possibility of another economic downturn. The Federal Reserve, in an attempt to stimulate the overall economy, has, among other things, kept interest rates historically low through its targeted federal funds rate and purchased mortgage-backed securities. While this has helped prevent the economy from sinking further and reduced the Bank's cost of funds, the low rates have made it difficult for the Bank to earn interest income on investments and loans. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets, business' ability to borrow and the U.S. economic recovery. Regardless of the cause or the Federal Reserve's response, a prolonged weakness in the economy generally, and in the financial services industry in particular, could continue to negatively affect our operations in multiple ways, including the ability to originate new loans at reasonable rates and the continued deterioration of our loan portfolio, requiring increased provisions and costs to mange problem assets.

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2012, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Further decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

The Bank is operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the ongoing economic recession, including job losses, could have an adverse effect on the Bank's borrowers or their customers, which could adversely affect the Bank's financial condition and results of operations.  In addition, decreases in real estate values could adversely affect the value of property used as collateral for loans.  However, no assurance can be given that the original appraised values are reflective of current market conditions as the Bank has experienced material declines in real estate values in all markets in which it lends.

Further, significant increases in job losses and unemployment will have a negative impact on the financial condition of residential borrowers and their ability to remain current on their mortgage loans.  A continuation or further deterioration in national and local economic conditions, including an accelerating pace of job losses, particularly in the New York metropolitan area, could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in further increases in loan delinquencies, causing a decrease in the Bank's interest income as well as an adverse impact on the Bank's loan loss experience, causing an increase in the Bank's allowance for loan losses and related provision and a decrease in net income.  Such deterioration could also adversely impact the demand for the Bank's products and services, and, accordingly, the Bank's results of operations.

No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in the Bank's interest income or an adverse impact on loan losses.

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.

Beginning in the latter half of 2007 and continuing into 2012, negative developments in the capital markets resulted in uncertainty and instability in the financial markets, and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of residential and commercial real estate, construction and land loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.

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

In addition, the OCC periodically reviews the allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in the allowance for loan losses or loan charge-offs as required by the regulatory authorities would have a material adverse effect on the Company's financial condition and results of operations.

Carver's concentration in multifamily loans and commercial real estate loans could, in a deteriorating economic climate, expose the Company to increased lending risks and related loan losses.

Although Carver Federal has reduced its concentration in non-owner occupied commercial real estate, multifamily and construction loans to within Board approved policy limits, Carver Federal continues to maintain a high concentration in this area and has begun, on a select basis renewing existing loans and making new loans. Management continues to believe this can be a valuable source of interest income. However, further deterioration in the economy could expose Carver Federal to additional losses in these loan types.

Changes in interest rate environment may negatively affect Carver Federal's net income, mortgage loan originations and valuation of available-for-sale securities.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense produced by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the Federal Reserve Board of Governors. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.
In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.
Changes in interest rates could also have an effect on loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and CRE loans. Because prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time.
In addition, changes in interest rates could have an effect on the slope of the yield curve. If the yield curve were to invert or become flat, our net interest income and net interest margin could contract, adversely affecting our net income and cash flows and the value of our assets.

In addition, the actual amount of time before mortgage and business loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and prevailing market interest rates impacting not only Carver Federal's interest income, but Carver Federal's liquidity.  Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the ability to assume the underlying mortgages.  However, the major factors affecting prepayment rates are prevailing interest rates, related loan refinancing opportunities and competition.

Finally, the estimated fair value of the Company's available-for-sale securities portfolio may increase or decrease materially depending on changes in interest rates.  Carver Federal's securities portfolio is comprised primarily of fixed rate securities.

Strong competition within the Bank's market areas could adversely affect profits and slow growth.

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

Controls and procedures may fail or be circumvented, which may result in a material adverse effect on the Company's business.

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

Carver and the Bank operates in a highly regulated industry, which limits the manner and scope of business activities.

Carver Federal is subject to extensive supervision, regulation and examination by the OCC and to a lesser extent the FDIC. The Company is subject to extensive supervision, regulation and examination by the Federal Reserve. As a result, Carver Federal and the Company are limited in the manner in which Carver Federal and the Company conducts its business, undertakes new investments and activities and obtains financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and depositors, and not to benefit the Company's stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, Carver Federal must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

 On October 4, 2006, the OCC and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risk, or the Guidance. In general, the Guidance applies to all residential mortgage loan products that allow borrowers to defer repayment of principal or interest. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.  For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower's statement as to the borrower's income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

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
Among the Dodd-Frank Act's significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also eliminated our previous regulator, the OTS and designated the Comptroller of the Currency to become our primary bank regulator. Moreover, the Dodd-Frank Act permits States to adopt stricter consumer protection laws and authorizes State attorney generals' to enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also may affect the preemption of State laws as they affect subsidiaries and agents of federally chartered banks, changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect that the Bureau and these other changes will significantly increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.
The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. These restrictions will limit our future capital strategies. Under the Dodd-Frank Act, our outstanding trust preferred securities will continue to count as Tier I capital but we will be unable to issue replacement or additional trust preferred securities that would count as Tier I capital. Because many of the Dodd-Frank Act's provisions require subsequent regulatory rulemaking, we are uncertain as to the impact that some of the provisions will have on the Company and cannot provide assurance that the Dodd-Frank Act will not adversely affect our financial condition and results of operations for other reasons.

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

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 ("EESA") into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the US Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the US Treasury, the Federal Reserve Board and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  In this connection, the US Treasury announced the Troubled Assets Relief Program ("TARP") and the Capital Repurchase Program ("CPP"), a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the US Treasury (to be funded from the $700 billion authorized for troubled asset purchases.)

There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect the Company's business, financial condition, results of operations, access to credit and the trading price of the Company's common stock.

On January 20, 2009, the Company became a TARP CPP participant by completing the sale of $18.98 million in preferred stock to the U.S. Treasury. As a participant, among other things, the Company must adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.  These standards would generally apply to the Company's CEO, CFO and the three next most highly compensated officers (“Senior Executive”).  The standards include (1) ensuring that incentive compensation for Senior Executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw-back of any bonus or incentive compensation paid to a Senior Executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to Senior Executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each Senior Executive.  In particular, the change to the deductibility limit on executive compensation would likely increase slightly the overall cost of the Company's compensation programs. the Company also had to adopt certain monitoring and reporting processes.

On August 27, 2010, the Company redeemed the preferred stock and issued $18.98 million in Series B preferred stock in connection with the Company;s changing its participation from TARP CPP to TARP Community Development Capital Initiative ("CDCI").

On October 25, 2011 Carver's shareholders voted and approved the conversion of TARP CDCI Series B preferred stock to common stock. On October 28, 2011 the Treasury converted the CDCI series B preferred stock to Carver common stock.  Under the terms of the agreement between the Treasury and the Company, the Company agreed that so long as the Treasury has an equity interest in the Company, it will to continue to be bound by all the current restrictions and requirements and those the Treasury may choose to implement, The Company is unable to determine the impact future restrictions and/or requirements may have on results of operations.

Future Federal Deposit Insurance Corporation assessments will negatively impact our results of operations.

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

The Company is subject to certain risks with respect to liquidity.

Liquidity refers to the Company's ability to generate sufficient cash flows to support operations and to fulfill obligations, including commitments to originate loans, to repay wholesale borrowings, and to satisfy the withdrawal of deposits by customers.

The Company's primary sources of liquidity are the cash flows generated through the repayment of loans and securities, cash flows from the sale of loans and securities, deposits gathered organically through the Bank's branch network, from socially motivated depositors, city and state agencies and deposit brokers and borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY.  In addition, and depending on current market conditions, the Company has the ability to access the capital markets from time to time.

Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, local and national economic conditions and competition for deposits and loans in the markets the Bank serves. Furthermore, changes to the FHLB-NY's underwriting guidelines for wholesale borrowings may limit or restrict the Bank's ability to borrow, and could therefore have a significant adverse impact on liquidity.

A decline in available funding could adversely impact the Bank's ability to originate loans, invest in securities, and meet expenses, or to fulfill such obligations as repaying borrowings or meeting deposit withdrawal demands.

The Bank's ability to pay dividends or lend funds to the Company is subject to regulatory limitations that may prevent the Company from making future dividend payments or principal and interest payments on its debt obligation.
Carver is a unitary savings and loan association holding company regulated by the OCC and Federal Reserve Board and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC and Federal Reserve Board regulates all capital distributions by the Bank to the Company, including dividend payments. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC and Federal Reserve Board prior to each capital distribution. The OCC and Federal Reserve Board will disallow any proposed dividend that would result in failure to meet the OCC minimum capital requirements. In accordance with the Orders, the Bank and Company are currently prohibited from paying any dividends without prior regulatory approval, and, as such, suspended the regularly quarterly cash dividend on its common stock. There are no assurances that the payments of dividends on the common stock will resume. The regulators also precluded future payment of debenture interest payments on the Carver Statutory Trust I (trust preferred securities ("TruPS"). These payments remain on deferral status.

Carver may not be able to utilize its income tax benefits.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.7 million.  Based on Management's calculations the Section 382 limitation has resulted in the absolute inability to utilize $6.1 million and therefore has reduced its DTA by this amount. The Company also continues to maintain a full valuation allowance for the remaining net deferred tax asset of $21.6 million. The Company is unable to determine how much, if any of the remaining DTA will be utilized.

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

The Company's business could suffer if it fails to retain skilled people.

The Company's success depends on its ability to attract and retain key employees reflecting current market opportunities and challenges.  Competition for the best people is intense, and the Company's size and limited resources may present additional challenges in being able to retain the best possible employees, which could adversely affect the results of operations.

The Company's compliance with the Orders is not assured.

The Orders contain a number of requirements, including the requirement to raise capital such that Carver Federal maintains Tier 1 Core capital and Total Risk Based capital of at least 9.00% and 13/00%, respectively, and the requirement to substantially resolve problem assets. On June 29, 2011, the Company raised $55 million and has contributed $44 million to Carver Federal during FY12. Carver Federal is in compliance with maintaining minimum capital levels. However, no assurance can be made that Carver Federal will continue to remain in compliance. Carver Federal also continues to have a high level of problem assets and no assurance can be made Carver Federal can resolve its asset problems with its current level of capital or in a time period acceptable to the OCC. The Orders also place restrictions on growth in assets and changes in directors and management, as well as other requirements or restrictions. Although Management believes it can comply with the requirements, no assurance can be made, and compliance with some of the provisions, such as growth restrictions, may adversely affect the results of operations. For additional information regarding the Orders please see the Form 8-K filed with the SEC on February 10, 2011.

Our common stock may be delisted as a result of our not meeting the NASDAQ continued listing requirements.

As reported in an 8-K filed April 1, 2011, on March 28, 2011 the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with the NASDAQ Listing Rule requiring securities listed on the NASDAQ Global Market maintain a minimum Market Value of Publicly Held Shares of $5 million. Further, as reported in an 8-K filed April 22, 2011, on April 18, 2011 the Company received a letter from The NASDAQ Stock Market stating that the Company is not in compliance with the NASDAQ Listing Rule requiring securities listed on the NASDAQ Global Market maintain a minimum bid price of $1.00 per share.

The Company has regained compliance with both Listing Rules and continues to trade under the symbol "CARV". It is possible the Company could again become non-compliant with one or more NASDAQ Listing Rules.

Our results of operations are affected by economic conditions nationally.

The Standard & Poor's downgrade in the U.S. government's sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor's downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Bank currently conducts its business through two administrative offices and nine branches (including the 125th Street branch) and eight separate ATM locations.

The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2012.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%
St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	02/2021	100%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	04/2016	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, New York	2003	Leased	07/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	04/2014	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	01/2015	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	09/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%

Subleased:
Livingston Branch	111 Livingston Street	Brooklyn, NY	1999	Leased	06/2014	—%

ATM Centers
West 125th Street	503 West 125th Street	New York, NY	2003	Leased	03/2013	100%
5th Avenue	1400 5th Avenue	New York, NY	2003	Leased	09/2013	100%
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	01/2015	100%
Myrtle Ave	362 Myrtle Ave	Brooklyn, NY	2007	Leased	07/2017	100%
Pathmark Branch	160 East 125th Street	New York, NY	2010	Leased	08/2015	100%

ATM Machines
AirTrain*	93-40 Sutphin Boulevard	Jamaica, NY	2006
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	No expiration	100%
Atlantic Avenue	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	03/2013	100%

Administrative Office

Metrotech Center	12 Metrotech Center	Brooklyn, NY	2007	Leased	12/2017	100%
* Stand alone ATMs, not under real estate lease agreements.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011.The stock had been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2008.  Previously, the Company's stock was listed on the American Stock Exchange under the symbol “CNY.”  As of March 31, 2012, there were 3,697,264 shares of common stock outstanding, held by 748 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2012				Fiscal Year 2011
June 30, 2011	$14.25	$4.65	$—	June 30, 2010	$135.75	$97.65	$0.375
September 30, 2011	$18.30	$6.00	$—	September 30, 2010	$105.00	$45.30	$0.375
December 31, 2011	$18.00	$4.80	$—	December 31, 2010	$87.00	$21.90	$—
March 31, 2012	$10.99	$5.00	$—	March 31, 2011	$45.90	$9.15	$—
(*) Stock prices for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. The previously described Cease and Desist Order Carver Federal entered into with the OCC , the Bank and Company are also prohibited from paying any dividends without prior OCC approval, and, as such, have deferred Carver Statutory Trust I debenture interest payments. There are no assurances when the interest payments will resume.

Under OCC regulations, the Bank will not be permitted to pay dividends to the Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form.  The OCC capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to and non-objection by the Federal Reserve Board, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. Since the Bank incurred a net loss in fiscal 2009, prior approval of the OCC is required for any capital distribution to the Company. For information concerning the Bank's liquidation account, see Note 12 of the Notes to the Consolidated Financial Statements. The Bank is subject to a Cease and Desist Order that prohibits the Bank from declaring or paying any dividends without the prior written approval of the OCC (which succeeded the OTS as enforcing regulator with respect to the Cease and Desist Order).
The Company is subject to a Cease and Desist Order that prohibits the Company from paying any dividends without the prior written non-objection of the OCC (which replaced the OTS as enforcing regulator with respect to the Cease and Desist Order). In addition, the Company may not declare or pay any dividends on common stock unless it simultaneously pays dividends in equal amount to the holders of the Series D Preferred Stock, on an as-converted basis. Finally, the Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

On August 6, 2002 the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2012, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that ocurred on October 27, 2011).  The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2012.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Carver has four equity compensation plans as follows:

(1) The Management Recognition Plan (“MRP”) provides for automatic grants of restricted stock to certain employees and non-employee directors as of the date the plan became effective in 1995.  Additionally, the MRP makes provision for added discretionary grants of restricted stock to those employees so selected by the Compensation Committee of the Board, which administers the plan.  There are no shares available for grant under the MRP.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

On October 25, 2011 Carver's shareholders voted and approved a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and to exchange the Treasury CDCI Series B preferred stock for common stock.
On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for Carver common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's consolidated financial statements and related notes:

$ in thousands	2012	2011	2010	2009	2008
Selected Financial Condition Data:
Assets	$641,230	$709,215	$805,474	$791,428	$796,182
Loans held-for-sale	29,626	9,205	—	—	—
Total loans receivable, net	393,037	557,156	658,011	655,115	650,998
Investment securities	96,187	71,248	55,393	74,730	38,172
Cash and cash equivalents	91,697	44,077	38,346	13,341	27,368
Deposits	532,597	560,698	603,249	603,416	654,663
Advances from the FHLB-NY and other borrowed money	43,429	112,641	131,557	115,017	58,625
Stockholders' equity	56,619	27,717	61,686	64,338	53,881

Number of deposit accounts	41,549	44,413	44,805	44,480	46,771
Number of branches	9	9	9	9	10

Operating Data:
Interest income	27,936	36,245	40,463	42,000	48,132
Interest expense	8,053	9,455	11,008	16,506	22,656
Net interest income before provision for loan losses	19,883	26,790	29,455	25,494	25,476
Provision for loan losses	16,342	27,114	7,845	2,703	222
Net interest income after provision for loan losses	3,541	(324)	21,610	22,791	25,254
Non-interest income	3,654	7,330	5,073	5,175	7,861
Non-interest expense	30,934	30,758	30,570	37,832	29,898
(Loss) Income before income taxes	(23,739)	(23,752)	(3,887)	(9,866)	3,217
Income tax (benefit) expense	(961)	15,718	(2,866)	(3,202)	(892)
Noncontrolling interest, net of taxes	629	57	—	360	146
Net (loss) income	(23,407)	(39,527)	(1,021)	(7,024)	3,963
Basic (loss) earnings per common share (9)	(14.26)	(242.25)	(11.85)	(43.05)	23.85
Diluted (loss) earnings per common share *	NA	NA	NA	NA	1.55
Cash dividends per common share	—	0.50	0.33	0.40	0.40

Selected Statistical Data:
Return on average assets (1)	(3.49)%	(5.08)%	(0.13)%	(0.90)%	0.51%
Return on average equity (2)	(40.46)%	(79.00)%	(1.59)%	(13.21)%	7.18%
Net interest margin (3)	3.39%	3.81%	3.92%	3.55%	3.62%
Average interest rate spread (4)	3.17%	3.68%	3.76%	3.34%	3.34%
Efficiency ratio (5)	131.43%	90.15%	88.54%	123.36%	89.68%
Operating expense to average assets (6)	4.62%	3.96%	3.79%	3.96%	3.89%
Average equity to average assets	8.64%	6.44%	7.97%	6.85%	7.16%
Dividend payout ratio (7)	NM	NM	NM	NM	24.67%

Asset Quality Ratios:
Non-performing assets to total assets (8)	13.47%	10.99%	5.91%	3.42%	0.50%
Non-performing loans to total loans receivable (8)	13.22%	13.34%	7.10%	4.01%	0.43%
Allowance for loan losses to total loans receivable	4.80%	3.99%	1.79%	1.1%	0.74%

(1)	Net loss divided by average total assets.

(2)	Net loss divided by average total equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non-performing assets consist of non-accrual loans, loans accruing 90 days or more past due, held-for-sale loans and property acquired in settlement of loans.

(9)
Common stock shares for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011. The decline in loss per share from 2011 to 2012 is attributable to the the issuance of 3,529,325 shares of common stock on October 28, 2011 as a result of the Company's June 29, 2011 raise of $55 million of equity.

* NA-Not applicable when in loss position becuase the impact would be antidilutive.
NM-Not meaningful

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

Executive Summary

The financial services industry continues to face unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies continue to experience significantly reduced business activity. Dramatic declines in the real estate market coupled with high unemployment rates have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities spread to credit default swaps and other derivative securities, and caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

In response to the financial crises affecting the banking system and financial markets, there were several Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On January 20, 2009, the Company announced that it completed the sale of $19 million in preferred stock to the Treasury in connection with Carver's participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore the investment did not dilute current common stock stockholders. Carver issued 18,980 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share. The preferred stock investment represents approximately 3.7% of Carver's risk weighted assets as of March 31, 2012. The Bank's capital ratios exceed minimum regulatory capital requirements. The Treasury investment substantially increased the Bank's capital ratios producing a tangible capital ratio of 9.83%; core capital ratio of 14.50%; and risk-based capital ratio of 16.94%. The Bank used the funds from TARP CPP to increase its securities and loan portfolios.

In February 2010, the U.S. Treasury announced the creation of the Community Development Capital Initiative (“CDCI”), in recognition of the unique role of Community Development Financial Institutions (“CDFI's”) as lenders in disadvantaged communities. CDFI's that are participants in the Trouble Asset Relief Program Capital Purchase Program (“TARP CPP”), may apply to exchange existing TARP CPP for CDCI capital. Carver received final approval of its application by the U.S. Treasury in August 2010 and exchanged its shares. This exchange of capital will decrease Carver's dividend payments by $560 thousand annually as the coupon rate declined from 5% to 2% and the term was extended from 5 additional years to seven from issuance.
On October 25, 2011, the majority of Carver's stockholders voted to approve a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and exchange the U.S. Treasury CDCI Series B preferred stock for common stock. On October 27, 2011, the 1-for-15 reverse stock split was effected, which reduced the number of outstanding shares of common stock from 2,492,415 to 166,161. On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to common and Series D is now reportable as Stockholder's equity.

Fiscal 2012 was another challenging year for Carver as it reported a net loss of $23.4 million compared to a net loss of $39.5 million in fiscal 2011. The losses for both periods are due primarily to a higher provision for loan losses and an $21.6 million valuation allowance recorded against the Company's deferred tax asset in the prior period.

The high provision for loan losses recorded during fiscal 2012 reflects the continued elevated levels of loan delinquencies, non-performing loans and net loan charge-offs in the loan portfolio, as well as evaluation of the continued deterioration of the housing and real estate markets and increasing weakness in the overall economy, particularly the accelerating pace of job losses.  At March 31, 2012 non-performing loans represent 13.22% of total loans as compared to 13.34% at March 31, 2011.

Net interest income was $6.2 million lower than the prior year with a net interest margin decrease of 42 basis points to 3.39%.  During fiscal 2012 overall interest rates declined, which impacted Carver's interest-earning assets more quickly than it impacted the interest-bearing liabilities. Interest earning assets declined by 55 basis points, primarily due to lower reinvestment rates for investment securities that were acquired to replace securities that were called or prepaid which led to lower investment interest income. Income on loans decreased as the rates on loans originated and purchased were at lower than the loans that repaid during the fiscal year. The decline in interest-earning assets was offset by interest-bearing liabilities which declined by 4 basis points during the year.

The business climate continues to present significant challenges and banks continue to compete for limited loan demand. Nevertheless, Carver Federal seeks to generate new loan production and purchase loans at suitable prices such that the outstanding loan portfolio increases during the fiscal year. Carver Federal also intends to continue to focus on cost control. However, Carver Federal continues to be impacted by expenses related to managing the non-performing assets and higher FDIC insurance and regulatory costs.

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

In August 2011, the Bank received a third NMTC award in the amount of $25 million. The Bank has established various special purpose entities through which its investments in NMTC eligible activities will be conducted. In January 2012, the Bank transferred $12.5 million of rights to an investor in a NMTC project. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

Critical Accounting Policies

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset are the most critical accounting policies.  These policies are important to the presentation of Carver's financial condition and results of operations, and it involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

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

General Reserve Allowance
Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon a review of 9 different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Construction

•	Multifamily

•	Commercial Real Estate

•	Business Loans

•	SBA Loans

•	Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are comprised of actual losses for the most recent four quarters as a percentage of each respective Loan Type plus nine qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

1.
Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses (Policy & Procedures).

2.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio,

including the condition of various market segments (Economy).

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
Specific Reserve Allowance

Carver also maintains a specific reserve allowance for criticized & classified loans individually reviewed for impairment in accordance with ASC Topic 310 guidelines. The amount assigned to the specific reserve allowance is individually-determined based upon the loan. The ASC Topic 310 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:

1.The present value of expected future cash flows discounted at the loan's effective interest rate,
2.The loan's loan's observable market price; or
3.The fair value of the collateral if the loan is collateral dependent.

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

Deferred Tax Asset

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.7 million.  Based on management's calculations the Section 382 limitation has resulted in a reduction of the deferred tax asset of $6.1 million.  A full valuation allowance for the remaining net deferred tax asset of $21.6 million has been recorded.

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

Stock Repurchase Program
Please refer to “Item 5” Market for Registrant's Common Equity, related stockholder matters and issuer purchases of equity securities.”

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 28.8% of total rate sensitive assets at March 31, 2012.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2012.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The information presented in the following table is derived in part from data incorporated in "Call Report" which is part of the Bank's quarterly reports filed with the OCC.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	49,436	59,754	141,915	81,162	17,099	8,905	64,392	422,663
Mortgage backed securities	250	3,111	4,206	12,012	14,373	62,234	—	96,186
Investment securities	3,994	—	—	—	—	—	—	3,994
Other assets	96,287	—	—	—	—	—	22,100	118,387
Total assets	149,967	62,865	146,121	93,174	31,472	71,139	86,492	641,230

Rate Sensitive Liabilities:
NOW accounts	28,325	—	—	—	—	—	—	28,325
Savings accounts	101,079	—	—	—	—	—	—	101,079
Money market accounts	109,404	—	—	—	—	—	—	109,404
Certificate of deposits	53,087	80,774	62,833	29,423	470	—	—	226,587
Borrowings	—	26	25,000	—	5,000	13,403	—	43,429
Other liabilities	—	—	—	—	—	—	75,787	75,787
Shareholders' Equity	—	—	—	—	—	—	56,619	56,619
Total liabilities and stockholder's equity	291,895	80,800	87,833	29,423	5,470	13,403	132,406	641,230

Interest sensitivity gap	(141,928)	(17,935)	58,288	63,751	26,002	57,736	(45,914)	—

Cumulative interest sensitivity gap	(141,928)	(159,863)	(101,575)	(37,824)	(11,822)	45,914

Ratio of cumulative gap to total rate sensitive assets	(25.58)%	(28.82)%	(18.31)%	(6.82)%	(2.13)%	8.28%

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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance-sheet contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2012, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +/- 400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk:

$ in thousands	Economic Value of Equity			EVE as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	EVE Ratio	Change
'+400 bps	64,057	(3,871)	(6)%	9.59%	'-91 bps
'+300 bps	59,037	(8,891)	(13)%	8.90%	'-160 bps
'+200 bps	56,817	(11,111)	(16)%	8.64%	'-186 bps
'+100 bps	59,133	(8,795)	(13)%	9.06%	'-145 bps
0 bps	67,928			10.50%
'-100 bps	73,408	5,480	8%	11.53%	103 bps
'-200 bps	76,045	8,117	12%	12.18%	168 bps
'-300 bps	78,201	10,273	15%	12.76%	226 bps
'-400 bps	80,719	12,791	19%	13.41%	290 bps

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of Carver Federal's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Carver Federal's net interest income and may differ from actual results.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities and related yields for the years ended March 31, 2012, 2011, and 2010.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

$ in thousands	2012			2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest Earning Assets:
Loans (1)	$525,902	$25,930	4.93%	$628,314	$33,792	5.38%	$680,245	$37,334	5.49%
Mortgage-backed securities	48,214	1,302	2.70%	54,725	1,993	3.64%	64,740	2,633	4.07%
Investment securities (2)	23,195	313	1.35%	12,315	153	1.24%	4,877	496	10.17%
Restricted cash deposit	5,275	2	0.04%	—	—	—%	—	—	—%
Equity securities	2,928	372	12.72%	3,566	286	8.02%	—	—	—%
Other investments and federal funds sold	2,030	17	0.84%	4,904	21	0.43%	1,009	—	—%
Total interest-earning assets	$607,544	$27,936	4.60%	$703,824	$36,245	5.15%	$750,871	$40,463	5.39%
Non-interest-earning assets	$62,290			$73,551			$55,690
Total assets	$669,834			$777,375			$806,561

Interest Bearing Liabilities:
Deposits:
Now demand	$26,532	$42	0.16%	$45,187	$101	0.22%	$48,553	$79	0.16%
Savings and clubs	104,090	274	0.26%	109,503	286	0.26%	116,477	258	0.22%
Money market	82,120	838	1.02%	71,053	795	1.12%	51,680	702	1.36%
Certificates of deposit	201,568	2,831	1.40%	298,355	4,306	1.44%	324,924	5,840	1.8%
Mortgagors deposits	2,258	38	1.68%	2,548	41	1.61%	2,335	38	1.63%
Total deposits	$416,568	4,023	0.97%	$526,646	5,529	1.05%	$543,969	6,916	1.27%
Borrowed money *	$95,762	3,308	3.45%	$115,938	3,925	3.39%	$131,655	4,092	3.11%
Total interest-bearing liabilities	$512,330	$7,331	1.43%	$642,584	$9,454	1.47%	$675,624	$11,008	1.63%

Non-interest-bearing liabilities:
Demand	$92,465			$73,459			$58,982
Other liabilities	$7,190			$11,300			$7,709
Total liabilities	$611,985			$727,343			$742,315
Stockholders' equity	$57,849			$50,032			$64,246
Total liabilities & stockholders' equity	$669,834			$777,375			$806,561
Net interest income		$20,605			$26,791			$29,455

Average interest rate spread			3.17%			3.68%			3.76%

Net interest margin			3.39%			3.81%			3.92%

Ratio of average interest-earning assets to interest-bearing liabilities			118.58%			109.53%			111.1%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
(*) Prepayment fees of $722 thousand from FHLB Advances and other borrowed money were excluded from interest for fiscal 2012.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2012, 2011, and 2010 (in thousands) For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

$ in thousands	2012 vs. 2011 Increase (Decrease) due to			2011 vs. 2010 Increase (Decrease) due to
	Volume	Rate	Total	Volume		Rate	Total
Interest Earning Assets:
Loans	$(5,509)	$(2,353)	$(7,862)	$(2,850)		$(692)	$(3,542)
Mortgage-backed securities	(237)	(454)	(691)	94		(735)	(641)
Investment securities	135	24	159	(96)		96	—
Restricted Cash Deposit	—	2	2	—		—	—
Equity securities	(51)	138	87	—	—	—	—
Other investments and federal funds sold	(12)	8	(4)	541		(577)	(36)
Total interest earning assets	(5,674)	(2,635)	(8,309)	(2,311)		(1,908)	(4,219)

Interest Bearing Liabilities:
Deposits
NOW demand	(42)	(17)	(59)	(5)		28	23
Savings and clubs	(14)	2	(12)	(15)		43	28
Money market savings	124	(81)	43	263		(170)	93
Certificates of deposit	(1,397)	(78)	(1,475)	(477)		(1,057)	(1,534)
Mortgagors deposits	(5)	2	(3)	3		—	3
Total deposits	(1,334)	(172)	(1,506)	(231)		(1,156)	(1,387)
Borrowed money	(683)	66	(617)	(489)		322	(167)
Total interest bearing liabilities	(2,017)	(106)	(2,123)	(720)		(834)	(1,554)

Net change in net interest income	$(3,657)	$(2,529)	$(6,186)	$(1,591)		$(1,074)	$(2,665)

Comparison of Financial Condition at March 31, 2012 and 2011

Assets

At March 31, 2012, total assets decreased $68.0 million, or 9.6%, to $641.2 million compared to $709.2 million at March 31, 2011. Total loans receivable decreased $167.4 million, investment securities increased $24.9 million and premises and equipment decreased by $1.5 million. These decreases were partially offset by cash and cash equivalents and restricted cash, which increased $54.0 million, loans held for sale increased by $20.4 million and the allowance for loan losses decreased by $3.3 million.

Cash and cash equivalents, and restricted cash increased $54.0 million, or 122.6%, to $98.1 million at March 31, 2012, compared to $44.1 million at March 31, 2011.This increase was primarily driven by the capital raise inflow of $55.0 million, loan payoff and sales proceeds of $145.5 million, and an increase in money market deposits of $35.0 million. These inflows were offset by the repayment of institutional deposits of $95.5 million, early termination of borrowings of $40 million, net investment activity of $24.9 million and loan originations of $21.3 million.

Total securities increased $24.9 million, or 35.0%, to $96.2 million at March 31, 2012, compared to $71.2 million at March 31, 2011. This change reflects an increase of $31.6 million in available-for-sale securities and a $6.6 million decrease in held-to-maturity securities as the Company diversified its investment portfolio.

Total loans decreased $167.4 million, or 28.9%, to $412.9 million at March 31, 2012, compared to $580.3 million at

March 31, 2011. $110.2 million of principal repayments and loan payoffs across all loan classifications contributed to the majority of the decrease, with the largest impact from Commercial Real Estate, Construction and Business loans. Additionally $63.6 million of loans were transferred from held for investment to HFS. Principal charge offs for the fiscal year totaled $16.9 million. Decreases were partially offset by loan originations and advances of $23.1 million.

HFS loans increased $20.4 million. The Company has taken aggressive steps in working out its problem loans. During the period the portfolio had a net increase of $52.8 million (after factoring in charge offs), which was offset by $32.4 million of sales and paydowns.

Liabilities and Stockholders' Equity

Liabilities

Total liabilities decreased $96.9 million, or 14.2%, to $584.6 million at March 31, 2012, compared to $681.5 million at March 31, 2011. The decrease in total liabilities is primarily due to the decline in total deposits of $28.1 million and $69.2 million of prepayments and maturities of fixed rate notes from FHLB-NY and other borrowed money.

Deposits decreased $28.1 million, or 5.0%, to $532.6 million at March 31, 2012, compared to $560.7 million at March 31, 2011. Reductions in institutional deposits impacted certificates of deposit and non interest bearing checking account balances. These declines were offset by growth in money market accounts as a result of a promotional campaign held in the last quarter.

Advances from the FHLB-NY and other borrowed money decreased $69.2 million, or 61.4%, to $43.4 million at March 31, 2012, compared to $112.6 million at March 31, 2011. $40.0 million of the decrease is a direct result of management's decision to prepay borrowings and a repurchase agreement before maturity. The remaining $30 million is attributed to scheduled maturities during the year.

Stockholders' Equity

Total stockholders' equity increased $28.9 million, or 104.3%, to $56.6 million at March 31, 2012, compared to $27.7 million at March 31, 2011. The key component of this increase was a $55 million capital raise closed on June 29, 2011 as previously reported in a Form 8-K filed with the Securities and Exchange Commission on June 29, 2011. The increase in equity (Series C preferred stock) from the capital raise was partially offset by expenses of approximately $3.6 million related to the capital raise and the net loss for the fiscal year of $23.4 million. On October 25, 2011 Carver's stockholders voted to approve a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to no-cumulative non-voting participating preferred stock, Series D ("the Series D preferred stock") and to common stock and to exchange the Treasury Community Development Capital Initiative ("CDCI") Series B preferred stock for common stock.

Comparison of Operating Results for the Years Ended March 31, 2012 and 2011

Net Loss

Net loss for fiscal 2012, was $23.4 million compared to a net loss of $39.5 million for the prior year, a decrease of $16.1 million. The lower net loss is primarily the result of $16.3 million in provision for loan losses in the current period, which is $10.8 million less than the provision recorded in the prior year period, and the full valuation allowance taken against the deferred tax asset in the prior year period.

Net Interest Income

Interest income decreased $8.3 million to $27.9 million or 22.9% compared to $36.2 million in the prior year period. The decrease is primarily due to the drop in yields on interest bearing assets and the decrease in the average balance of interest-earning assets. The average yield on mortgaged-backed securities fell 94 basis points to 2.70% from 3.64%. The average yield on loans fell 45 basis points to 4.93% from 5.38%. The current low interest rate environment, combined with the reduction in interest earning assets, continues to negatively impact interest income.

Interest expense decreased $1.4 million, or 14.8%, to $8.1 million compared to $9.5 million in the prior year period. The decrease was primarily due to a decline in deposit interest expense of $1.5 million. Borrowing expense increased by $104,000 during the fiscal year as the Company incurred prepayment fees following the early termination of $40 million in borrowings. The average yield on interest bearing liabilities decreased 4 basis points to 1.43% at March 31, 2012 from 1.47% at March 31,

2011 primarily due to management's decision to lower rates on several deposits products. Termination of high interest borrowings and lower deposit rates are expected to keep funding costs lower over the next several quarters.

Provision for Loan Losses

The Bank recorded a $16.3 million provision for loan losses in fiscal 2012 compared to $27.1 million for the prior year. For the period ended March 31, 2012, net charge-offs were $19.7 million compared to $16.0 million for the prior year period, as the Company continues to move non-performing loans into loans held for sale. At March 31, 2012, non-performing assets totaled $86.4 million, or 13.5% of total assets compared to $87.2 million or 12.3% of total assets at March 31, 2011. The allowance for loan losses was $19.8 million at March 31, 2012, which represents a ratio of the allowance for loan losses to non-performing loans of 36.3% compared to 29.9% at March 31, 2011. The ratio of the allowance for loan losses to total loans was 4.8% at March 31, 2012 up from 4.0% at March 31, 2011.

Non-interest Income

Non-interest income decreased $3.7 million, or 50.1% to $3.7 million in fiscal 2012 compared to $7.3 million for the prior year period. The decline is primarily due to NMTC fees of $625 thousand for fiscal year 2012 as compared to $1.9 million of fees that were earned on NMTC fees in fiscal 2011 and an increase in the market adjustment loss on hold for sale loans of $1.6 million.

Non-interest Expense

Non-interest expense remained essentially flat to prior year at $30.9 million year for fiscal year 2012 compared to $30.8 million for fiscal year 2011. Increased charge offs of $1.4 million, the majority of which were related to escrow on loans HFS were primarily offset by a $0.4 million reduction in Federal deposit insurance premiums and $0.8 million reduction in consulting expenses.

Income Tax Benefit

The income tax benefit was $1.0 million for the fiscal year compared to an expense of $15.7 million for the prior year period. The income tax benefit is primarily due to net operating loss carrybacks that were the result of management becoming certain of the realization of the net operating loss carrybacks. The tax expense in the prior year period was a result of the full reserve taken on the Company's deferred tax asset.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2012.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $131.6 million during fiscal 2012 primarily as a result of the bank utilizing excess liquidity to paydown its maturing borrowings, additionally the decision was made to prepay $40 million of borrowings prior to the fiscal year end. At March 31, 2012, the Bank had $25.0 million in borrowings with a weighted average rate of 3.19% maturing over the next three years.   The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings.  At March 31, 2012, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $100 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

  The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2012 and 2011, assets qualifying for short-term liquidity, including cash and short-term investments, totaled $91.7 million and $44.1 million, respectively.
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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal 2012, total cash and cash equivalents increased by $47.6 million to $91.7 million reflecting cash provided by operating activities of $31.5 million, cash provided by investing activities of $62.3 million and offset by cash used by financing activities of $46.2 million.

Net cash provided by operating activities during this period was $31.5 million and was primarily the result of an increase in proceeds on sale of held-for-sale loans of $32.4 million and associated held-for-sale valuation adjustments of $1.9 million, an increase in provision for loan losses of $16.3 million, offset by a net loss of $23.4 million .

Net cash provided by investing activities was $62.3 million primarily originated from a net inflow of loan activity by $91.1 million, offset by investment activity of $24.0 million. Net cash used by financing activities was $46.2 million, primarily resulting from decreased deposits of $28.1 million, repayments and maturities of FHLB and other borrowings of $69.2 million, offset by $51.4 million.from the capital raise in the first quarter of fiscal 2012.

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  In accordance with U.S. generally accepted accounting principles (“GAAP”), these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending commitments.

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit.  The Bank also has contractual obligations related to operating leases.  Additionally, the Bank has a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2012.

The Bank has contractual obligations at March 31, 2012 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt obligations:
FHLB advances	$25,026	$26	$—	$25,000	$—
Guaranteed preferred beneficial interest in
junior subordinated debentures	18,403	—	—		18,403
Total long term debt obligations	43,429	26	—	25,000	18,403

Operating lease obligations:
Lease obligations for rental properties	9,036	1,715	3,042	2,345	1,934
Total contractual obligations	$52,465	$1,741	$3,042	$27,345	$20,337

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

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. The Bank was originally awarded $59 million of NMTC, a second award was received in May 2009 of $65 million of NMTC and a third award was received in August 2011 of $25 million of NMTC.
The Bank's VIEs, consolidated and unconsolidated, unfunded exposure is presented in the table below.

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	13,400
CDE 1-9, CDE 11-12	—	40,000	34,270	—	34,270	—	6,701	—	7,800	14,501
CDE 10	1,700	19,000	—	16,674	16,674	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,878	20,878	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,831	10,831	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,486	12,486	—	1	—	4,875	4,876
Total	5,225	136,500	34,270	108,153	142,423	13,000	7,109	—	45,435	65,544

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

 At March 31, 2012, the Bank had tangible equity ratio, core capital ratio, and total risk-based capital ratio of 9.83%, 14.50% and 16.94%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

The information required by this item appears under the caption “Discussion of Market Risk-Interest Rate Sensitivity Analysis” in Item 7, incorporated herein by reference.  The Company believes that there has been no material change in the Company's market risk at March 31, 2012 as compared to March 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three‑year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
June 29, 2012

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
$ in thousands
	March 31, 2012	March 31, 2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$89,872	$36,725
Money market investments	1,825	7,352
Total cash and cash equivalents	91,697	44,077
Restricted cash	6,415	—
Investment securities:
Available-for-sale, at fair value	85,106	53,551
Held-to-maturity, at amortized cost (fair value of $11,774 and $18,124 at March 31, 2012 and March 31, 2011, respectively)	11,081	17,697
Total investments	96,187	71,248

Loans held-for-sale (“HFS”)	29,626	9,205

Loans receivable:
Real estate mortgage loans	367,611	525,894
Commercial business loans	43,989	53,060
Consumer loans	1,258	1,349
Loans, net	412,858	580,303
Allowance for loan losses	(19,821)	(23,147)
Total loans receivable, net	393,037	557,156
Premises and equipment, net	9,573	11,040
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,168	3,353
Accrued interest receivable	2,256	2,854
Other assets	10,271	10,282
Total assets	$641,230	$709,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Savings	$101,079	106,906
Non-Interest Bearing Checking	67,202	123,706
NOW	28,325	27,297
Money Market	109,404	74,329
Certificates of Deposit	226,587	228,460
Total Deposits	532,597	560,698
Advances from the FHLB-New York and other borrowed money	43,429	112,641
Other liabilities	8,585	8,159
Total liabilities	$584,611	$681,498

Stockholders' equity:
Preferred stock, (par value $0.01, per share), 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding	45,118	—
Preferred stock (par value $0.01 per share, 2,000,000 shares authorized; 18,980 Series B shares, with a liquidation preference of $1,000 per share, issued and outstanding.	—	18,980
* Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,264 and 168,312 shares issued; 3,695,174 and 165,618 shares outstanding at March 31, 2012 and March 31, 2011, respectively)	61	25
Additional paid-in capital	54,068	27,026
Accumulated deficit	(45,091)	(21,464)
Non-controlling interest	2,751	4,038
Treasury stock, at cost (2,090 shares at March 31, 2012 and 2,695 and March 31, 2011, respectively)	(447)	(569)
Accumulated other comprehensive income (loss)	159	(319)
Total stockholders' equity	56,619	27,717
Total liabilities and stockholders' equity	$641,230	$709,215
(*) Common stock shares reflect 1 for 15 reverse stock split which was effective on October 27, 2011
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
$ in thousands, except per share data
	Years Ended March 31,
	2012	2011	2010
Interest Income:
Loans	$25,930	$33,792	$37,333
Mortgage-backed securities	1,302	1,993	2,633
Investment securities	489	357	357
Money market investments	215	103	140
Total interest income	27,936	36,245	40,463
Interest expense:
Deposits	4,023	5,529	6,916
Advances and other borrowed money	4,030	3,926	4,092
Total interest expense	8,053	9,455	11,008
Net interest income	19,883	26,790	29,455
Provision for loan losses	16,342	27,114	7,845
Net interest income after provision for loan losses	3,541	(324)	21,610
Non-interest income:
Depository fees and charges	2,990	2,936	2,963
Loan fees and service charges	895	1,022	972
Gain on sale of securities, net	—	764	446
Gain (Loss) on sale of loans, net	257	8	(212)
Loss on sale of real estate owned	(216)	(202)	(14)
Gain on sale of building	—	—	1,187
New market tax credit fees	625	1,940	984
Market adjustment on held for sale loans	(1,870)	(200)	(2,136)
Other	973	1,062	883
Total non-interest income	3,654	7,330	5,073
Non-interest expense:
Employee compensation and benefits	12,087	11,704	12,217
Net occupancy expense	3,692	3,855	4,618
Equipment, net	2,102	2,272	2,143
Consulting fees	475	1,312	803
Federal deposit insurance premiums	1,531	1,938	1,656
Other	11,047	9,677	9,133
Total non-interest expense	30,934	30,758	30,570

Loss before income taxes and non controlling interest	(23,739)	(23,752)	(3,887)
Income tax expense (benefit)	(961)	15,718	(2,866)
Net loss before attribution of noncontrolling interest	(22,778)	(39,470)	(1,021)
Non Controlling interest, net of taxes	629	57	—
Net loss	$(23,407)	$(39,527)	$(1,021)

Loss per common share:
Basic	$(14.26)	$(242.25)	$(0.79)
Diluted	NA	NA	NA

(*) Common stock shares for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
$ in thousands
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2009	$18,980	$25	$24,214	$(760)	$—	$21,898	$(19)	$64,338
Net loss	—	—	—	—	—	(1,021)	—	(1,021)
Minimum pension liability adjustment	—	—	—	—	—	—	36	36
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	181	181
Comprehensive income, net of taxes:	—	—	—	—	—	(1,021)	217	(804)
Common Dividends paid	—	—	—	—	—	(993)	—	(993)
CPP Preferred Dividends paid	—	—	—	—	—	(950)	—	(950)
Accrued CPP Preferred Dividends	—	—	116	—	—	(116)	—	—
Treasury stock activity	—	—	5	63	—	—	—	68
Stock based compensation	—	—	39	—	—	(12)	—	27
Balance—March 31, 2010	$18,980	$25	$24,374	$(697)	$—	$18,806	$198	$61,686
Net loss	—	—	—	—	—	(39,527)	—	(39,527)
Minimum pension liability adjustment	—	—	—	—	—	—	(51)	(51)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(466)	(466)
Comprehensive income, net of taxes:	—	—	—	—	—	(39,527)	(517)	(40,044)
Non Controlling Interest	—	—	—	—	6,655	—	—	6,655
Transfer between Controlling and Non Controlling Interest	—	—	2,617	—	(2,617)	—	—	—
Common Dividends paid	—	—	—	—	—	(124)	—	(124)
CPP Preferred Dividends paid	—	—	—	—	—	(588)	—	(588)
Accrued CPP Preferred Dividends	—		27	—	—	(27)	—	—
Treasury stock activity	—		4	128	—	—	—	132
Stock based compensation	—		4	—	—	(4)	—	—
Balance—March 31, 2011	$18,980	$25	$27,026	$(569)	$4,038	$(21,464)	$(319)	$27,717
Net income	—	—	—	—	—	(23,407)	—	(23,407)
Minimum pension liability adjustment	—	—	—	—	—	—	—	—
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	478	478
Comprehensive income (loss), net of taxes:	—	—	—	—	—	(23,407)	478	(22,929)
Transfer between Non Controlling and Controlling Interest	—	—	1,973	—	(1,973)	—	—	—
Income attributable to non controlling interest	—	—	—	—	686	—	—	686
Accrued Preferred Dividends Paid	—	—	—	—	—	(364)	—	(364)
Accrued Preferred Dividends	—	—	(144)	—	—	144	—	—
Conversion of Series B preferred stock to common stock	(18,980)	24	18,956	—	—	—	—	—
Conversions of Series C preferred stock to Series D preferred stock	45,118	12	6,298	—	—	—	—	51,428
Treasury stock activity	—	—	(41)	122	—	—		81
Balance—March 31, 2012	$45,118	$61	$54,068	$(447)	$2,751	$(45,091)	$159	$56,619

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
	2012	2011	2010
OPERATING ACTIVITIES
Net loss before attribution of noncontrolling interests	$(22,778)	$(39,470)	$(1,021)
Non Controlling interest, net of taxes	629	57	—
Net Loss	(23,407)	(39,527)	(1,021)

Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	16,342	27,114	7,845
Deferred tax asset and related valuation allowance	—	14,321	—
Provision for REO losses	—	98	15
Stock based compensation expense	53	20	27
Depreciation and amortization expense	1,369	1,534	1,723
Amortization of intangibles	76	127	806
Gain on sale of building	—	—	(1,172)
Loss from sale of real estate owned	216	202	14
Gain on sale of securities	—	(764)	(446)
Loss (gain) on sale of loans	(257)	(8)	212
Market adjustment on held-for-sale loans	1,870	(200)	2,136
Originations of loans held-for-sale	—	(2,413)	(2,850)
Proceeds from sale of loans held-for-sale	32,435	2,413	2,809
Decrease in accrued interest receivable	598	685	158
(Increase) decrease in loan premiums and discounts and deferred charges	(229)	130	—
Decrease (increase) in premiums and discounts - securities	(253)	605	—
Decrease (increase) in other assets	1,602	(643)	(9,113)
Increase in other liabilities	1,112	613	325
Net cash provided by operating activities	31,527	4,307	1,468
INVESTING ACTIVITIES
Purchases of securities:
Available-for-sale	(54,344)	(80,653)	(23,657)
Held-to-maturity		(7,992)	—
Proceeds from principal payments, maturities, calls and sales of securities:
Available-for-sale	23,854	70,993	40,437
Held-to-maturity	6,492	2,734	2,472
Originations of loans held-for-investment	(21,267)	(10,042)	(105,570)
Loans purchased from third parties	—	(22,227)	(10,760)
Principal collections on loans	109,542	98,260	102,330
Proceeds on sale of loans	2,872	3,335	349
Increase in restricted cash	(6,415)	—	—
Redemption of FHLB-NY stock	1,184	754	68
Disposals (additions) to premises and equipment	(144)	(502)	3,082
Proceeds from sale of real estate owned	564	977	423
Net cash provided by investing activities	62,338	55,637	9,174
FINANCING ACTIVITIES
Net decrease in deposits	(28,102)	(42,551)	(167)
Net change in borrowings of FHLB-NY advances and other borrowings	(69,212)	(19,029)	16,540
Increase in capital	51,432	6,655	—

Common stock repurchased	—	—	(68)
Dividends paid	(364)	712	(1,942)
Net cash (used in) provided by financing activities	(46,246)	(54,213)	14,363
Net increase in cash and cash equivalents	47,619	5,731	25,005
Cash and cash equivalents at beginning of period	44,077	38,346	13,341
Cash and cash equivalents at end of period	91,697	44,077	38,346

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$299	$381	$181
Transfer of loans held-for-sale to loans held for investment	$—	$—	$17,731
Transfer of loans held for investment to loans held-for-sale	$53,815	$9,405	$—

Cash paid for-
Interest	$8,454	$9,500	$13,764
Income taxes	$708	$1,224	$120

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”) and Alhambra Holding Corp, an inactive Delaware corporation. Carver Federal's wholly-owned subsidiaries are CFSB Realty Corp, Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
“Carver,” the “Company,” “we,” “us” or “our” refers to the Company along with its consolidated subsidiaries. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally-chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986. On October 24, 1994, the Bank converted from a mutual holding company structure to stock form and issued 2,314,275 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly-owned subsidiary of the Company.
In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes.
Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has nine branches located throughout the City of New York that primarily serve the communities in which they operate.
On February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision ("OTS"). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets; and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Orders passed to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency ("OCC"). No assurances can be given that the Bank and the Company will continue to comply with all provisions of the Orders. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.
On June 29, 2011 the Company raised $55 million of capital by issuing 55,000 shares of mandatorily convertible non-voting participating preferred stock, Series C (the "Series C preferred stock"). The issuance resulted in a $51.4 million increase in liquidity after considering the effect of various expenses associated with the capital raise. The capital raise enabled the Company on June 30, 2011 to make a capital injection of $37 million in the Bank. In December 2011 another $7 million capital injection was made in the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes or to down-stream into the Bank, if necessary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.
On October 25, 2011 Carver's stockholders voted to approve a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to non-cumulative non-voting participating preferred stock, Series D ("the Series D preferred stock") and to common stock and to exchange the Treasury Community Development Capital Initiative ("CDCI") Series B preferred stock for common stock.

On October 27, 2011 the 1-for-15 reverse stock split was effected, which reduced the number of outstanding shares of common stock from 2,492,415 to 166,161.
On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly-owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp, Carver Community Development Corporation and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write-downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.
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
In addition, the OCC, Carver Federal's regulator, as an integral part of its examination process, periodically reviews Carver Federal's allowance for loan losses and, if applicable, real estate owned valuations. The OCC may require Carver Federal to recognize additions to the allowance for loan losses or additional write-downs of real estate owned based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions, federal funds sold and other short-term instruments with original maturities of three months or less.  Federal funds sold are generally sold for one-day periods.  The amounts due from depository institutions include a non-interest bearing account held at the Federal Reserve Bank where any additional cash reserve required on demand deposits would be maintained.  Currently, this reserve requirement is zero since the Bank's vault cash satisfies cash reserve requirements for deposits.

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
If not classified as held-to-maturity, securities are classified as available-for-sale based upon management's ability to sell in response to actual or anticipated changes in interest rates, resulting prepayment risk or any other factors. Available-for-sale securities are reported at fair value. Estimated fair values of securities are based on either published or security dealers' market value if available. If quoted or dealer prices are not available, fair value is estimated using quoted or dealer prices for similar securities.

Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income(loss), a component of Stockholders' Equity. Any other-than-temporary impairment is recognized in earnings when management has an intent to sell or that management believes it is more-likely-than-not that it will be required to sell the security prior to the recovery of the amortized cost basis. For those securities that management does not intend to sell or expect to be required to sell, credit related impairment is recognized in earnings, with the non-credit related impairment recorded in other comprehensive income(loss). During fiscal 2012 and fiscal 2011 no impairment charges were recorded. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale are based upon offered purchase prices, appraisals, broker price opinions or discounted cash flows.

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Collateral dependent impaired loans are assessed individually to determine if the loan's current estimated fair value of the property that collateralizes the impaired loan, if any, less costs to sell the property, is less than the recorded investment in the loan. Cash flow dependent loans are assessed individually to determine if the present value of the expected future cash flows is less than the recorded investment in the loan. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructuring. Such loans primarily include one-to four family residential mortgage loans and consumer loans.

Allowance for Loan and Lease Losses
The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310. Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.
The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. There is a great amount of judgment applied to developing the ALLL. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio. Any change in circumstances considered by management to develop the ALLL could necessitate a change to the ALLL, including a change to the loan portfolio, such as a decline in credit quality or an increase in potential problem loans.

General Reserve Allowance
Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon a review of 9 different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Construction

•	Multifamily

•	Commercial Real Estate

•	Business Loans

•	SBA Loans

•	Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

•	Loss

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

2.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (Economy).

3.	Changes in the nature or volume of the loan portfolio and in the terms of loans (Nature & Volume).

4.	Changes in the experience, ability, and depth of lending management and other relevant staff (Management).

5.	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans (Problem Assets).

6.	Changes in the quality of the loan review system (Loan Review).

7.	Changes in the value of underlying collateral for collateral-dependent loans (Collateral Values).

8.	The existence and effect of any concentrations of credit and changes in the level of such concentrations (Concentrations).

9.	The effect of other external forces such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio (External Forces).

Specific Reserve Allowance

Carver also maintains a specific reserve allowance for criticized and classified loans individually reviewed for impairment in accordance with ASC Topic 310 guidelines. The amount assigned to the specific reserve allowance is individually-determined based upon the loan. The ASC Topic 310 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:
1.The present value of expected future cash flows discounted at the loan's effective interest rate;
2.The loan's observable market price; or
3.    The fair value of the collateral if the loan is collateral dependent.
The institution may choose the appropriate ASC Topic 310 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral-dependent loan. Guidance requires impairment of a collateral-dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral-dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

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

Troubled Debt Restructured Loans
Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, and the original loans carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have performed in accordance with the restructured terms for a period of at least 6 months.

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

Federal Home Loan Bank Stock
The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. On a quarterly basis, these shares are evaluated for other-than-temporary impairment. We do not consider these shares to be other-than-temporarily impaired at March 31, 2012. The Bank carries this investment at historical cost.

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

Identifiable Intangible Assets

Intangible assets with indefinite useful lives are assessed, at least annually, for impairment (See note 3).

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

 Income Taxes

The Company records income taxes in accordance with ASC 740 “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable (receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Generally, this valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Earnings (Loss) per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding.  For the year ended March 31, 2012 the Bank sustained net losses, therefore, the effects of stock options were not considered in computing fully diluted earnings per common share as they would be anti-dilutive.

Preferred and Common Dividends

On January 20, 2009, the Company issued 18,980 shares of fixed-rate cumulative perpetual preferred stock with a liquidation preference of $1 thousand per share, to the U.S. Department of Treasury.  These preferred shares pay dividends at a rate of five percent per annum. These shares were subsequently exchanged for 18,980 shares of Series B fixed rate cumulative perpetual preferred stock with a liquidation preference of $1 thousand per share to the U.S. Department of the Treasury under the TARP CDCI. These preferred shares pay dividends at a rate of two per cent per annum. Carver accrues the obligation for the preferred dividends as earned over the period the senior preferred shares are outstanding. On June 29, 2011, the U.S. Department of the Treasury agreed to exchange the $18.98 million of the Company's Series B Preferred Stock that it acquired in connection with the Company's participation in the Troubled Asset Relief Program's Community Development Capital Initiative for common stock, subject to stockholder approval. On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock

Cash dividends to common stockholders are payable and accrued when declared by Carver's Board of Directors, subject to restrictions imposed by the U.S. Department of the Treasury while the Company is participating in the TARP CDCI program.

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company's Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver was suspending payment of the quarterly cash dividend on its common stock. In accordance with the Cease and Desist Order Carver Federal entered into with the OTS (now part of the OCC), the Bank and Company are also prohibited from paying any dividends without prior regulatory approval, and, as such, have suspended the regularly quarterly cash dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program to the United States Department of Treasury. Debenture interest payments remain on deferral status. There are no assurances that the payments of common stock dividends will resume.

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

NMTC fee income

The fee income the Company receives related to the transfers of its New Market Tax Credits varies with each transaction but all are similar in nature.  There are two basic types of fees associated with these transactions.  The first is a “sub-allocation fee” that is paid to CCDC when the tax credits are allocated to a subsidiary entity at the time a qualified equity investment is made.  This fee is recognized by the Company at the time of allocation.  The second type of fee is paid to cover the administrative and servicing costs associated with CCDC's compliance with NMTC reporting requirements.  This fee is recognized as the services are rendered.

Reclassifications

Certain amounts in the consolidated financial statements presented for prior years have been reclassified to conform to the current year presentation.

Impact of Recent Accounting Standards and Interpretations

Accounting Standard Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were adopted by the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for the Company on April 1, 2010. In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” The amendments in ASU 2011-04 generally represent clarifications of Topic 820 (Fair Value), but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively and are effective during annual and interim periods beginning after December 15, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2011-04 became effective for the Company on January 1, 2012. The adoption of this guidance did not have a material effect on the Company's consolidated statement of financial condition or results of operations.
In July 2010, the FASB issued guidance related to disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ASU No. 2010-20, “Receivables” (Topic 310), which requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of these disclosures is to improve financial statement users' understanding of (i) the nature of an entity's credit risk associated with its financing receivables, and (ii) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU No. 2010-20 disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) were required in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the roll forward of the allowance for credit losses by portfolio segment) were required in interim or annual periods beginning on or after December 15, 2010. The required disclosures for the period have been included in footnote 5 to the financial statements.

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

In April 2011, the FASB issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to this guidance remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by this new guidance. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. This guidance was effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance did not have a material effect on the Company's consolidated statement of condition or results of operations. As of March 31, 2012 the Bank did not have any reported repurchase agreements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The Company is currently evaluating the potential impact of adopting the ASU. In December  2011, the Financial Accounting Standards Board (“FASB”) issued an update (ASU 2011-12) to guidance regarding the presentation of comprehensive income.  Under this guidance, an entity can defer the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration.

NOTE 3.	IMPAIRMENT OF INTANGIBLE ASSETS

In accordance with FASB guidance intangible assets with indefinite useful lives are no longer amortized, rather they are assessed, at least annually, for impairment.  During fiscal years 2010, 2011 and 2012 there were no impairments to the intangible assets. At March 31, 2012 , the Bank no longer held an intangible asset position.

NOTE 4.	SECURITIES

The following is a summary of securities at March 31, 2012:

$ in thousands	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$31,100	$269	$(23)	$31,346
Federal Home Loan Mortgage Corporation	7,468	8	(1)	7,475
Federal National Mortgage Association	7,214	50	(1)	7,263
Other	—	—	—	—
Total mortgage-backed securities	45,782	327	(25)	46,084
U.S. Government Agency Securities	23,176	91	(63)	23,204
U.S. Government Securities	3,356	6	(1)	3,361
Corporate Bonds	1,890	58	—	1,948
Other	10,536	—	(27)	10,509
Total available-for-sale	84,740	482	(116)	85,106

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	6,659	473	—	7,132
Federal Home Loan Mortgage Corporation	2,794	134	—	2,928
Federal National Mortgage Association	1,628	86	—	1,714
Total mortgage-backed securities	11,081	693	—	11,774
Total held-to-maturity	11,081	693	—	11,774
Total securities	$95,821	$1,175	$(116)	$96,880

The following is a summary of securities at March 31, 2011:

$ in thousands	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$30,162	$150	$(115)	$30,197
Federal Home Loan Mortgage Corporation	1,864	—	(13)	1,851
Federal National Mortgage Association	4,286	—	(63)	4,223
Other	45	—	—	45
Total mortgage-backed securities	36,357	150	(191)	36,316
U.S. Government Agency Securities	14,968	—	(277)	14,691
U.S. Government Securities	$2,547	$—	$(3)	$2,544
Total available-for-sale	$53,872	$150	$(471)	$53,551

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$7,598	$206	$—	$7,804
Federal Home Loan Mortgage Corporation	8,210	131	—	8,341
Federal National Mortgage Association	1,889	90	—	1,979
Total mortgage-backed securities	17,697	427	—	18,124
Total held-to-maturity	17,697	427	—	18,124
Total securities	$71,569	$577	$(471)	$71,675

The following is a summary regarding securities sales and/or calls of the available-for-sale portfolio for the years ended March 31:

$ in thousands	2012	2011	2010
Available-for-Sale:
Proceeds	$16,847	$48,399	$25,239
Gross gains	8	871	457
Gross losses	—	107	11

The Bank's investment portfolio is comprised primarily of fixed-rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer, commercial mortgage obligations ("CMOs") and Agency securities. Carver maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank's investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank's ability to obtain reliable prices.

The net unrealized gain on available-for-sale securities was $0.4 million after taxes at March 31, 2012 compared to a net unrealized loss of $0.2 million after taxes at March 31, 2011. There were no sales of held-to-maturity securities in fiscal 2012, 2011 or 2010.

At March 31, 2012 the Bank pledged securities of $22 million as collateral for advances from the FHLB-NY, and $127 thousand against certain large deposits.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale:
Less than one year	$3,356	$3,361	0.63%
One through five years	16,085	16,219	1.28%
Five through ten years	14,160	14,144	2.28%
After ten years	51,139	51,382	2.59%
	$84,740	$85,106	2.21%

Held-to-maturity:
One through five years	$—	$—	- %
Five through ten years	229	239	4.42%
After ten years	10,852	11,535	4.53%
	$11,081	$11,774	4.53%

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2012 for less than 12 months and 12 months or longer were as follows:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(24)	$13,699	$—	$—	$(24)	$13,699
Agencies	(64)	9,917	—	—	(64)	9,917
Treasuries	(1)	1,555	—	—	(1)	1,555
Others	(27)	9,973	—	—	(27)	9,973
Total available-for-sale securities	(116)	35,144	—	—	(116)	35,144

The unrealized losses and fair value of securities in an unrealized loss position at March 31, 2011 were as follows:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(191)	$11,534	$—	$—	$(191)	$11,534
Agencies	(280)	17,235	—	—	(280)	17,235
Total available-for-sale	$(471)	$28,769	$—	$—	$(471)	$28,769

Held-to-Maturity:
Mortgage-backed securities	$—	$345	$—	$—	$—	$345
Other	—	—	—	—	—	—
Total held-to-maturity	—	345	—	—	—	345
Total securities	$(471)	$29,114	$—	$—	$(471)	$29,114

A total of 14 securities had an unrealized loss at March 31, 2012 compared to 16 at March 31, 2011, based on estimated fair value. The majority of the securities in an unrealized loss position were mortgage backed securities, and U.S. Treasury securities, which represented 87.6% and 91.2% of total securities which had an unrealized loss at March 31, 2012 and 2011, respectively. The cause of the temporary impairment is directly related to changes in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings when there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. At March 31, 2012 and 2011 the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.

NOTE 5.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses, and loans held for sale at March 31:

$ in thousands	March 31, 2012		March 31, 2011
	Amount	%	Amount	%
Gross loans receivable:
One- to four-family	$66,313	16%	$82,061	15%
Multifamily	78,859	19%	114,586	20%
Non-residential	207,505	50%	252,991	43%
Construction	16,471	4%	78,055	13%
Business	44,424	11%	53,248	9%
Consumer and other (1)	1,258	—%	1,349	—%
Total loans receivable	414,830	100%	582,290	100%

Add:
Premium on loans	137		120
Less:
Deferred fees and loan discounts	(2,109)		(2,107)
Allowance for loan losses	(19,821)		(23,147)
Total loans receivable, net	$393,037		$557,156

Loans held-for-sale	$29,626		$9,205

(1)	Includes personal loans

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

Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $44.4 million, $47.6 million and $52.0 million at March 31, 2012, 2011, and 2010, respectively.

At March 31, 2012 the Bank pledged $155.1 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2012:

$ in thousands
	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	$—	$23,147
Charge-offs:	3,730	6,250	5,111	5,961	875	8	—	21,935
Recoveries:	469	6	2	1,677	113	—		2,267
Provision for Loan Losses	4,643	5,430	7,819	(1,128)	(417)	(5)	—	16,342

Ending Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	—	$19,821

Ending Balance: collectively evaluated for impairment	4,098	5,348	6,177	1,484	1,685	80	—	18,872
Ending Balance: individually evaluated for impairment	207	61	532	48	101	—	—	949

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the fiscal year ended March 31, 2012:

$ in thousands
Financing Receivables Ending Balance :	66,172	78,984	206,022	16,433	43,982	1,265	—	412,858

Ending Balance: collectively evaluated for impairment	63,866	77,976	185,249	10,346	38,124	1,265	—	376,826
Ending Balance: individually evaluated for impairment	2,306	1,008	20,773	6,087	5,858	—	—	36,032

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2011:

$ in thousands
	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$1,094	$1,566	$2,613	$4,059	$2,208	$60	$400	$12,000
Charge-offs:	827	5,821	813	5,607	2,958	(7)	—	16,019
Recoveries:	2		2	4	27	17		52
Provision for Loan Losses	2,654	10,478	2,197	8,488	3,688	9	(400)	27,114

Ending Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	—	$23,147

Ending Balance: collectively evaluated for impairment	$2,316	$5,510	$3,840	$4,379	$2,832	$93	$—	$18,970
Ending Balance: individually evaluated for impairment	$607	$713	$159	$2,565	$133	$—	$—	$4,177

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the fiscal year ended March 31, 2011:

$ in thousands
Financing Receivables Ending Balance :	$81,988	$123,571	$242,317	$78,017	$53,060	$1,350	$—	$580,303

Ending Balance: collectively evaluated for impairment	$70,679	$116,064	$233,697	$41,454	$46,789	$1,350	$—	$510,033
Ending Balance: individually evaluated for impairment	$11,309	$7,507	$8,620	$36,563	$6,271	$—	$—	$70,270

The following is an analysis of the allowance for loan losses for the years ended March 31:

$ in thousands	2012	2011	2010
Balance at beginning of the year	$23,147	$12,000	$7,049
Provision for loan losses	16,342	27,114	7,845
Recoveries of amounts previously charged-off	2,267	52	64
Charge-offs of loans	(21,935)	(16,019)	(2,958)
Balance at end of the year	$19,821	$23,147	$12,000

At March 31, 2012, 2011 and 2010, the recorded investment in impaired loans was $36.0 million, $69.6 million and $47.6 million, respectively. The related allowance for loan losses for these impaired loans was approximately $0.9 million, $4.2 million and $3.5 million at March 31, 2012, 2011 and 2010, respectively. The impaired loans at March 31, 2012, were comprised of $15.7 of non-accrual loans and $21 million of non performing TDRs. The impaired loan portfolio is collateral dependent with the exception of the residential TDRs. Interest income of $8.4 million, $7.5 million, and $3.3 million for fiscal year 2012, 2011 and 2010, respectively, would have been recorded on impaired loans had they performed in accordance with their original terms. At March 31, 2012, and 2011, there were no loans that were past due 90 days or more and still accruing. At March 31, 2010 there were $1.4 million loans that were past due 90 days or more and still accruing.

The following is a summary of non-performing loans at March 31, 2012 and 2011.

$ in thousands	March 31, 2012	March 31, 2011
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$6,988	$15,993
Multifamily	2,923	6,786
Commercial real estate	24,467	10,078
Construction	11,325	37,218
Business	8,862	7,289
Consumer	23	42
Total non-accrual loans	$54,588	$77,406

Non-performing loans consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on non-performing loans is recorded when received based upon the collectability of the loan. Total non-performing loans amounted to $54.6 million and $77.4 million at March 31, 2012 and 2011, respectively. During the current fiscal year 67 non-performing loans with a fair value of $63.6 million were moved to held for sale. Sales of held for sale loans during the fiscal year ended March 31, 2012 totaled $32.4 million. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2012 were $24.5 million, $21.0 million of which were non-performing as they had not been performing in accordance with the restructured terms for a period of at least 6 months.

At March 31, 2012, other non-performing assets totaled $31.8 million which consists of other real estate owned properties and held-for-sale loans. Other real estate owned of $2.2 million reflects two foreclosed properties.
The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loans categories. Loans may be classified as "Pass," “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses.
One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one- to-four family residential loans and consumer and other loans are performing loans.

As of March 31, 2012, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$74,900	$167,606	$201	$25,963
Special Mention	381	1,456	6,108	4,954
Substandard	3,703	36,959	10,124	12,551
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	78,984	206,021	16,433	43,982

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$59,185	$1,242
Non-Performing	6,987	23
Total	$66,172	$1,265

As of March 31, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction		Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$110,837	$199,581	$—		$39,017
Special Mention	2,126	8,726	25,105		3,857
Substandard (1)	10,608	33,719	52,912		10,058
Doubtful	—	291	—		128
Loss	—	—	—	—	—
Total	123,571	242,317	78,017		53,060

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$66,068	$1,307
Non-Performing	15,993	42
Total	$82,061	$1,349

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2012.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	(3),(4) Current	Total Financing Receivables
One-to-four family residential	$2,381	$—	$4,681	$7,062	$—	$2,306	$56,804	$66,172
Multi-family mortgage	3,220	427	1,915	5,562	—	1,008	72,414	78,984
Commercial real estate	11,455	—	9,406	20,861	2,000	13,061	170,099	206,021
Construction	—	—	11,086	11,086	—	239	5,108	16,433
Business	3,937	954	4,353	9,244	81	4,428	30,229	43,982
Consumer and other	37	1	23	61	—	—	1,204	1,265
Total	21,030	1,382	31,464	53,876	2,081	21,042	335,858	412,857

(1) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.
(2) $21.0 million have not performed in accordance with their modified terms for more than six months and are considered non performing.
(3) Includes $3.5 million TDR loans that have performed in accordance with their modified terms for at least six months and is considered performing.
(4) There were no loans that are 90 days or more past due as to interest and principal and still accruing at March 31, 2012

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2011.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current	Total Financing Receivables
One-to-four family residential	$4,852	$601	$4,859	$10,312	$—	$11,134	$60,615	$82,061
Multi-family mortgage	6,866	—	5,452	12,318	1,135	200	110,138	123,791
Commercial real estate	12,360	5,457	3,095	20,912	442	6,541	215,891	243,786
Construction	19,509	—	32,158	51,667	923	4,137	21,328	78,055
Business	7,981	117	3,175	11,273	2,362	1,752	37,861	53,248
Consumer and other	15	37	42	94	—	—	1,255	1,349
Total	51,583	6,212	48,781	106,576	4,862	23,764	447,088	582,290

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

The following table presents the recorded investment and unpaid principal balances for impaired loans and non performing TDR loans ($21 million) with the associated allowance amount, if applicable. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.

Impaired Loans by Class
As of and for the year ended March 31, 2012
$ in thousands

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	628	628		1,404	78
Multi-family mortgage	194	194		195	21
Commercial real estate	6,304	6,304		7,375	89
Construction	5,406	5,670		4,603	859
Business	4,983	5,417		5,242	203
Consumer and other	—	—		—	—
Total	17,515	18,213		18,819	1,250

With an allowance recorded:
One-to-four family residential	1,679	1,760	207	4,343	103
Multi-family mortgage	814	879	61	1,391	70
Commercial real estate	14,469	15,068	532	15,453	340
Construction	681	1,613	48	896	—
Business	1,089	1,776	101	1,336	110
Consumer and other	—	—		—	—
Total	18,732	21,096	949	23,419	623

One-to-four family residential	2,307	2,388	207	5,746	181
Multi-family mortgage	1,008	1,073	61	1,586	91
Commercial real estate	20,773	21,372	532	22,828	429
Construction	6,087	7,283	48	5,499	859
Business	6,072	7,193	101	6,470	313
Consumer and other	—	—		—	—
Total	36,247	39,309	949	42,129	1,873

Impaired Loans by Class
As of and for the year ended March 31, 2011
$ in thousands

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	3,752	3,869
Multi-family mortgage	814	844
Commercial real estate	5,266	5,266
Construction	12,567	14,602
Business	4,651	4,651
Consumer and other	—	—
Total	27,050	29,232

With an allowance recorded:
One-to-four family residential	7,557	8,209	607
Multi-family mortgage	6,693	7,108	713
Commercial real estate	3,354	3,800	159
Construction	23,996	27,486	2,565
Business	1,620	1,830	133
Consumer and other	—	—
Total	43,220	48,433	4,177

One-to-four family residential	11,309	12,078	607
Multi-family mortgage	7,507	7,922	713
Commercial real estate	8,620	9,066	159
Construction	36,563	42,088	2,565
Business	6,271	6,481	133
Consumer and other	—	—
Total	70,270	77,635	4,177

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

The following table presents an analysis of those loan modifications that were classified as non performing TDRs during the twelve month periods ended March 31, 2012 :

Modifications to loans during the 12 month period ended
March 31, 2012
$ in thousands
	Number of loans	Pre- modification outstanding recorded investment	Recorded investment at March 31, 2012
One-to-four family residential	2	2,513	2,510
Multi-family mortgage	2	1,495	1,430
Commercial real estate	6	8,862	8,840
Business	5	3,447	3,315
Total	15	16,317	16,095

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as rate reductions or forbearance agreements. For the fiscal year ended March 31, 2012, loan on which concessions were made with respect to rate reductions were $3.4 million and those loans which reached forbearance agreements totaled $12.9 million.

For the fiscal year ended March 31, 2012, Carver had one multi family loan with an outstanding balance of $0.9 million that had been modified and subsequently defaulted.

TDRs are factored into the determination of the allowance for loan losses. The Company has allocated approximately $81 thousand of the loan loss allowance at March 31, 2012 for those TDRs modified within the last fiscal year.

At March 31, 2012 and 2011, there were no loans to officers or directors of the Company.

NOTE 6.	OFFICE PROPERTIES AND EQUIPMENT, NET

The detail of office properties and equipment as of March 31 is as follows:

$ in thousands	2012	2011
Land	$155	$155
Building and improvements	8,292	8,227
Leasehold improvements	7,298	7,650
Furniture, equipment, and other	11,454	11,425
	27,199	27,457
Less accumulated depreciation and amortization	(17,626)	(16,417)
Office properties and equipment, net	$9,573	$11,040

Depreciation and amortization charged to operations for fiscal year 2012, 2011 and 2010 amounted to $1.2 million, $1.5 million and $1.7 million, respectively.

NOTE 7.	ACCRUED INTEREST RECEIVABLE

The detail of accrued interest receivable as of March 31 is as follows:

$ in thousands	2012	2011
Loans receivable	$1,912	$2,540
Mortgage-backed securities	195	193
Investments and other interest bearing assets	149	121
Total accrued interest receivable	$2,256	$2,854

NOTE 8.	DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows:

$ in thousands	2012			2011
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$67,202	12.62%	—%	$123,706	22.06%	—%
NOW accounts	28,325	5.32%	0.15%	27,297	4.87%	0.37%
Savings	101,079	18.98%	0.27%	106,906	19.07%	0.27%
Money market savings account	109,404	20.54%	0.77%	74,329	13.26%	1.07%
Certificates of deposit	224,445	42.14%	1.25%	226,025	40.31%	1.91%
Other	2,142	0.40%	1.67%	2,435	0.43%	1.67%
Total	$532,597	100.00%	0.75%	$560,698	100.00%	0.99%

Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2012:

$ in thousands	Period to Maturity
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	Total 2012	Percent of Total
0% - 0.99%	$56,903	$12,616	$9,208	$22,934	$101,661	45.29%
1% - 1.99%	47,581	15,420	8,527	10,736	82,264	36.65%
2% - 3.99%	23,317	7,269	3,749	2,502	36,837	16.41%
4% and over	1,730	409	824	720	3,683	1.64%
Total	$129,531	$35,714	$22,308	$36,892	$224,445	100.00%

As of March 31, 2012 the Bank had pledged $140 thousand in fair value of investment securities as collateral for certain large deposits.

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2012 maturity during the periods indicated:

$ in thousands
Maturing:
April 1, 2012 to June 30, 2012	$46,967
July 1, 2012 to September 30, 2012	12,985
October 1, 2012 to March 31, 2013	25,958
April 1, 2013 and beyond	66,556

Total	$152,466

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2012	2011	2010
NOW demand	$42	$101	$79
Savings and clubs	274	286	257
Money market savings	838	795	702
Certificates of deposit	2,831	4,322	5,857
Mortgagors deposits	38	41	38
	4,023	5,545	6,933
Penalty for early withdrawal of certificates of deposit	(17)	(16)	(17)
Total interest expense	$4,006	$5,529	$6,916

NOTE 9.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances and repurchase agreements weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands
Maturing	2012		2011
Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2011	—%	—	1.84%	29,181
2012	3.5%	26	4.64%	30,057
2013	—%	—	2.54%	10,000
2014	3.19%	25,000	3.19%	25,000
	3.19%	$25,026	3.17%	$94,238

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $160.4 million at March 31, 2012.  Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged.  At March 31, 2012, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $2.2 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $155.1 million and mortgage-backed and investment securities with a market value of $22.2 million.  The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $91.0 million from the FHLB-NY at March 31, 2012. The accrued interest on FHLB advances amounted to $0.1 million and the interest expense was $1.5 million for the year ended March 31, 2012. At March 31, 2011, the accrued interest on FHLB advances amounted to $0.1 million and the interest expense was $1.5 million for the year ended March 31, 2011.

Repurchase agreements. Repurchase agreements (“REPO”) are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Bank terminated its REPOs prior to March 31, 2012, and totaled $30 million at March 31, 2011. The interest expense on REPOs was $1.8 million for the year ended March 31, 2012 ($353 thousand of which was a prepayment penalty). The accrued interest on REPOs amounted to $0.2 million and the interest expense was $1.7 million for the year ended March 31, 2011.

Guaranteed Debt Securities. In October 2009, the Bank raised $14.1 million in a private placement of Senior Notes bearing an interest rate of 1.69%, which matured in October 2011. This debt was guaranteed under the Federal Deposit Insurance Corporation's (the “FDIC”) Temporary Liquidity Guarantee Program (TLGP). For this guarantee, the Bank was assessed a fee by the FDIC in the amount of 1.25%. The interest expense for the year ended March 31, 2012 was $0.1 million.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Under the Orders, the Company is prohibited from paying dividends without prior regulatory approval. Therefore the Company has deferred the debenture interest payments.

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The maximum contractual interest rate for the debt is 12.00% per annum, however, for the first seven years, and so long as Carver maintains its certification as a Community Development Entity (“CDE”) and remains in compliance with all of the NMTC requirements, the interest rate shall be reduced by 500 basis points to 7.00% per annum. During the 2nd quarter of fiscal year 2012, the interest rate was reduced to 2%. This subordinated debt has been approved by the regulators to qualify as Tier II capital for the Bank's regulatory capital calculations.

The accrued interest on subordinated debt securities amounted to $25 thousand and the interest expense was $0.2 million for the year ended March 31, 2012. The accrued interest on subordinated debt securities amounted to $88 thousand and the interest expense was $0.4 million for the year ended March 31, 2011.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2012	2011	2010
Amounts outstanding at the end of year:
FHLB advances	$25,026	$50,057	$69,086
Guaranteed debt securities	$—	$14,068	$14,068
Subordinated debt securities	$18,403	$18,403	$18,403

Rate paid at year end:
FHLB advances	3.19%	2.70%	2.62%
Guaranteed debt securities	—%	1.69%	1.69%
Subordinated debt securities	2.99%	4.35%	4.31%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$65,034	$69,086	$91,093
Guaranteed debt securities	$14,068	$14,068	$14,068
Subordinated debt securities	$18,403	$18,403	$18,403

Approximate average amounts outstanding for year:
FHLB advances	$39,305	$53,454	$79,651
Guaranteed debt securities	$8,206	$14,068	$6,018
Subordinated debt securities	$18,403	$18,403	$15,924

Approximate weighted average rate paid during year:
FHLB advances	2.89%	2.72%	2.39%
Guaranteed debt securities	1.69%	1.69%	1.69%
Subordinated debt securities	3.43%	4.45%	4.21%

NOTE 10.	INCOME TAXES

The components of income tax benefit for the years ended March 31 are as follow:

$ in thousands	2012	2011	2010
Federal income tax expense (benefit):
Current	$(1,067)	$751	$920
Deferred	(1,080)	14,106	(4,147)
Valuation allowance	1,080	—	—
	(1,067)	14,857	(3,227)

State and local income tax expense (benefit):
Current	106	170	401
Deferred	(1,755)	691	(40)
Valuation allowance	1,755	—	—
	106	861	361

Total income tax expense (benefit)	$(961)	$15,718	$(2,866)

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

$ in thousands	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(8,285)	34%	$(8,095)	34%	$(1,322)	34%
State and local income taxes, net of Federal tax benefit	(1,541)	6.3%	(293)	1.2%	240	(6.2)%
New markets tax credit	—	—%	—	—%	(2,295)	59%
General business credit	(32)	0.1%	(32)	0.1%	(32)	0.9%
Tax Gain on Sale of NMTC	—	—%	4,905	(20.6)%	—	—%
Valuation Allowance	2,835	(11.6)%	18,870	(79.3)%	—	—%
Write off DTA due to Section 382 limitation	6,089	(25.0)%	—	—%	—	—%
Other	(27)	0.1%	363	(1.5)%	543	(14)%
Total income tax expense (benefit)	(961)	3.9%	15,718	(66.0)%	(2,866)	73.7%
Carver Federal's operating results includes a $1.0 million tax benefit for the fiscal year ended March 31, 2012. For the fiscal year ended March 31, 2011, the total income tax expense of $15.7 million includes a $18.9 million valuation reserve taken on the Bank's deferred tax assets. For the year ended March 31, 2010, the total income tax benefit of $2.9 million included a $0.5 million tax receivable deemed no longer collectible.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 are as follows:

$ in thousands	2012	2011
Deferred Tax Assets:
Allowance for loan losses	$7,215	$7,253
Deferred loan costs, net	469	601
Non-accrual loan interest	2,911	2,556
Purchase accounting adjustment	170	186
Net operating loss carry forward	6,572	121
New markets tax credit	1,879	6,867
Depreciation	561	511
Minimum pension liability	110	110
Market value adjustment on HFS loans	1,608	893
Unrealized loss on available-for-sale securities	—	1
Other	570	216
Total Deferred Tax Assets	22,065	19,315
Deferred Tax Liabilities:
Income from affiliate	361	445
Unrealized gain on available-for-sale securities	139	—
Total Deferred Tax Liabilities	500	445

Valuation Allowance	$(21,565)	$(18,870)

Net Deferred Tax Assets	$—	$—

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. Due to the Section 382 limitation, some portion of the DTA may not be recoverable and the company has not yet determined the potential tax attributes that may be subject to limitation under Section 382.   The Company has a net deferred tax asset (“DTA”) of approximately $27.7 million.  Based on management's calculations the Section 382 limitation has resulted in a reduction of the deferred tax asset of $6.1 million.  A full valuation allowance for the remaining net deferred tax asset of $21.6 million has been recorded.

At March 31, 2012, the Company had net operating carryforwards for federal purposes of approximately $16.0 million, for state purposes of approximately $28.9 million and for city purposes of approximately $23.8 million which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2032.

The Company has no uncertain tax positions.  The Company and its subsidiaries are subject to federal, New York State and New York City income taxation.  The Company is no longer subject to examination by taxing authorities for years before March 31, 2006. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

NOTE 11.	LOSS PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31:

$ in thousands	2012	2011	2010
Net loss	$(23,407)	$(39,527)	$(1,021)
Preferred stock dividends	(288)	(588)	(928)
Net loss available to common stockholders	$(23,695)	$(40,115)	$(1,949)

Weighted average common shares outstanding – basic	1,662	166	165
Effect of dilutive options	—	—	—
Effect of dilutive MRP shares	—	—	—
Weighted average common shares outstanding – diluted	1,662	166	165

Basic EPS	$(14.26)	$(242.25)	$(11.85)
Diluted EPS	NA	NA	NA

NOTE 12. STOCKHOLDERS' EQUITY

Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements.

Regulatory Capital.  The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies.  The OCC has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3.0%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8.0% of the institution's risk weighted assets.  Although the minimum core capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended, stipulates that an institution with less than 4.0% core capital is deemed undercapitalized. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile. The previously described Cease and Desist Order Carver Federal entered into with the OCC includes a capital directive requiring the Bank to achieve and maintain regulatory capital levels of a Tier I core capital ratio of 9% and a total risk-based capital ratio of 13% by April 30, 2011. At March 31, 2012, Carver Federal exceeded the capital directives with a tangible capital ratio of 9.83% total risk-based capital ratio of 16.94% and a leverage capital ratio of 14.50%.

On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $52 million increase in liquidity due to the effect of various expenses associated with the capital raise. In addition, the Company has downstreamed $37 million to Carver Federal Savings Bank, the Company's wholly owned bank subsidiary. In December 2011 another $7 million capital injection was made in the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.

At March 31, 2012 the increase in the Company and Bank's capital position results in the Company and the Bank meeting the capital directives within the Orders.

In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards and general business credits upon a change in control.  If the change in control is triggered, it could  result in a loss of deductibility of a portion of the Company's deferred tax asset. The Company has a net deferred tax asset (“DTA”) of approximately $27.7 million.  Based on Management's calculations the Section 382 limitation has resulted in a reduction of the deferred tax asset of $6.1 million.  A full valuation allowance for the remaining net deferred tax asset of $21.6 million has been recorded.

The following is a summary of the Bank's actual capital amounts as of March 31, 2012. As a result of the Order to Cease and Desist the Bank is deemed adequately capitalized.

($ in thousands)	GAAP Capital	Tangible Equity	Leverage Capital	Risk-Based Capital
Stockholders' Equity at March 31, 2012	$63,182	$63,182	$63,182	$63,182
Add:
General valuation allowances		—	—	5,605
Qualifying subordinated debt		—	—	5,000
Other		—	—	—
Deduct:		—	—	—
Unrealized gains on securities available-for-sale, net		235	235	235
Goodwill and qualifying intangible assets, net		—	—	—
Regulatory Capital		62,947	62,947	73,552
Minimum Capital requirement		57,650	56,445	56,445
Regulatory Capital Excess		$5,297	$6,502	$17,107

Capital Ratios		9.83%	14.50%	16.94%

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale and loss on pension liability.  The Company has reported its comprehensive income (loss) for fiscal 2012, 2011 and 2010 in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income/(Loss).  Carver Federal's accumulated other comprehensive income (loss) included net unrealized gains on securities at March 31, 2012 of $0.4 million and net unrealized losses on securities of 2011 of $0.1 million, respectively.   Also included in accumulated other comprehensive income (loss) was a loss on the Bank's pension plan liabilities of $0.2 million and $0.3 million at March 31, 2012 and 2011, respectively.

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

The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31:

$ in thousands	2012	2011
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,406	$2,380
Interest cost	122	131
Actuarial gain	272	168
Benefits paid	(179)	(180)
Settlements	(7)	(93)
Benefit obligation at end of year	$2,614	$2,406
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$2,115	$1,991
Actual return on plan assets	72	214
Contributions	250	183
Benefits paid	(179)	(180)
Settlements	(7)	(93)
Fair value of plan assets at end of year	$2,251	$2,115

Funded status	$(363)	$(291)
Accrued pension cost	$(363)	$(291)

Net periodic pension benefit includes the following components for the years ended March 31:

$ in thousands	2012	2011	2010
Interest cost	$122	$131	$149
Unrecognized loss	61	54	62
Expected return on plan assets	(163)	(152)	(133)
Net periodic pension benefit	$20	$33	$78

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2012	2011	2010
Annual salary increase (1)	—	—	—
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	4.18%	5.25%	5.75%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

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

The following table presents the plan assets held by the Carver Federal Plan as of March 31, 2012 at fair value by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based upon the lowest level of input that is significant to their fair value measurement. See note 15 for further details regarding the fair value hierarchy.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
$ in thousands	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds – Equity:
Large-cap blend (1)	$1,503	$—	$1,503	$—
Other Types of Investments:
Stable Value fund (2)	$748	$—	$—	$748

(1)	This category contains large-cap stocks or securities convertible into common stocks. The portfolio is invested in 88 % U.S. Equity and 12% International Equity.

(2)	This category contains a broadly diversified portfolio with guaranteed protection of principal and accumulated interest from market volatility.

Current Asset Allocation

The weighted average asset allocations for Carver Federal's Plan as of March 31, 2012 and 2011, were as follows:

	At March 31,
Asset	2012	2011
Equity securities	67%	65%
Debt securities	33%	35%
Total	100%	100%

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by Carver Federal's Plan during the years indicated:

Year	Amount
2013	$183
2014	181
2015	176
2016	174
2017	180
2018-2020	821
Total	$1,715

Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The plan was curtailed during the fiscal year ended March 31, 2001.  The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2012, there was no outstanding payable under this plan.

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

To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least three months of service. To be eligible for the non-elective Carver contribution, the employee must also be employed as of the last day of the plan year. There was no savings incentive expense recorded for fiscal year 2012 or 2011 as the Bank did not hit the minimum net income goal. Total savings incentive plan expenses for fiscal year 2010 was $0.1 million.

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Company or the Bank on such date.  Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP. Pursuant to the MRP, the Bank recognized $65 thousand, $65 thousand and $133 thousand as expense for fiscal year 2012, 2011 and 2010, respectively.

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

Upon distribution of the initial ESOP shares, additional ESOP shares were purchased in the open market in accordance with Carver's common stock repurchase program and were held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. For fiscal 2012 there was $42 thousand of ESOP Compensation expense and in fiscal 2011, there was one thousand ESOP compensation expense and there were no remaining unallocated shares at March 31, 2012.

Stock Option Plans. During 1995, the Company adopted the 1995 Stock Option Plan (the “Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 338,862.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2012, there were 153,665 options outstanding and 143,669 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 300,000 shares, but no more than 150,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2012, there were 1,991 options outstanding under the 2006 Incentive Plan and 1,258 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan, if the person is employed on that date.

Information regarding stock options as of and for the years ended March 31 is as follows:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	10,244	$216.75	12,715	$204.00	14,729	$192.90
Granted	—	—	200	97.50	—	—
Exercised	—	—	—	—	—	—
Forfeited	(2,882)	170.08	(2,671)	147.30	(2,013)	123.15
Outstanding, end of year	7,362	386.83	10,244	216.75	12,716	204.00
Exercisable, at year end	6,696		9,578		11,209
Options for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011

Information regarding stock options as of and for the year ended March 31, 2012 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$90.00	$104.85	133	8.34 years	$97.50	—	$97.50
180.00	194.85	2,000	0.19 years	180.90	2,000	180.90
240.00	254.85	3,233	3.31 years	248.77	2,699	16.55
255.00	269.85	996	3.17 years	257.63	996	257.63
285.00	299.85	1,000	2.22 years	294.45	1,000	294.45
Total		7,362			6,695

There were no stock options awarded to employees during the year ended March 31, 2012.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2012	2011	2010
Risk-free interest rate	N/A	3.47%	N/A
Volatility	N/A	0.23	N/A
Annual dividends	N/A	50	N/A
Expected life of option grants	N/A	10 yrs	N/A

The Company recorded compensation expense of $2 thousand in fiscal 2012 and $3 thousand in fiscal 2011.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc.  This plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2008, the Company granted its first awards under the new Plan. The amount of compensation expense recognized in fiscal year 2012 and 2011 were $84 thousand and $199 thousand, respectively.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Credit Related Commitments.  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit and to sell loans and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies making commitments as it does for on-balance-sheet instruments.

The Bank had outstanding commitments at March 31 as follows:

$ in thousands	2012	2011
Commitments to fund mortgage loans	$2,131	$7,310
Commitments to fund commercial and consumer loans	2,044	1,300
Lines of credit	3,173	3,890
Letters of credit	244	154
Commitment to fund private equity investment	206	—
	$7,798	$12,654

At March 31, 2012, of the $2.1 million in outstanding commitments to originate mortgage loans, $0.6 million represented construction loans at variable interest rates and, $1.5 million represented commitments to originate one-to-four family residential loans at a weighted average rate of 4.7%.

The balance of commitments on commercial and consumer loans at March 31, 2012 is primarily undisbursed funds from approved unsecured commercial lines of credit.  All such lines carry adjustable rates mainly tied to prime.

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

Lease Commitments.  Rentals under long term operating leases for certain branches aggregated approximately $1.7 million, $1.7 million and $1.6 million for fiscal year 2012, 2011 and 2010, respectively. As of March 31, 2012, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2018 follow:

$ in thousands
Year Ending March 31,	Minimum Rental	Sublet Income	Net
2012	$1,717	$145	$1,572
2013	1,715	145	1570
2014	1692	145	1547
2015	1350	—	1,350
2016	1,223	—	1,223
Thereafter	3,056	—	3,056
	$10,753	$435	$10,318

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

On April 1, 2008, the Company adopted ASC Topic 820 which, among other things, defines fair value; establishes a consistent framework for measuring fair value; and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC 820 clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2012 and 2011, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2012, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$491	$491
Investment securities:
Available for sale:
U.S. Treasuries	3,361	—	—	3,361
Government National Mortgage Association	—	27,612	—	27,612
Federal Home Loan Mortgage Corporation	—	5,305	—	5,305
Federal National Mortgage Association	—	6,141	—	6,141
Corporates	—	1,949	—	1,949
Other	—	40,686	52	40,738
Total available for sale securities	$3,361	$81,693	$52	$85,106
Total assets	$3,361	$81,693	$543	$85,597

	Fair Value Measurements at March 31, 2011, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$626	$626
Investment securities:
Available for sale:
U.S. Treasuries	2,544	—	—	2,544
Government National Mortgage Association	—	30,197	—	30,197
Federal Home Loan Mortgage Corporation	—	1,851	—	1,851
Federal National Mortgage Association	—	4,223	—	4,223
Other	—	14,691	45	14,736
Total available for sale securities	$2,544	$50,962	$45	$53,551
Total assets	$2,544	$50,962	$671	$54,177

 Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights.  Level 3 assets accounted for 0.1% of the Company's total assets at March 31, 2012 and 2011.
 The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next that are related to the observable inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.
Below is a description of the methods and significant assumptions utilized in estimating the fair value of available-for-sale securities and mortgage servicing rights (“MSR”):
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
In the period ended March 31, 2012, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2012 and 2011:

$ in thousands	Mortgage Servicing Rights	Securities Available for Sale
Beginning balance, April 1, 2011	$626	$45
Additions	—	6
Total unrealized loss	(135)	—
Ending balance, March 31, 2012	$491	$51

$ in thousands	Mortgage Servicing Rights	Securities Available for Sale
Beginning balance, April 1, 2010	$721	$45
Total unrealized loss	(95)	—
Ending balance, March 31, 2011	$626	$45

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2012 and 2011, and that are included in the Company's Consolidated Statements of Financial Condition as these dates:

	Fair Value Measurements at March 31, 2012, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$29,626	—	$29,626
Certain impaired loans	$—	$—	17,784	$17,784

	Fair Value Measurements at March 31, 2011, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$9,205	$—	$9,205
Certain impaired loans (1)	$—	$—	$38,962	$38,962
(1) The Company adjusted the presentation of certain impaired loans recorded at at March 31, 2011. After review, it was determined that the appropriate fair value measurement of impaired loans was level 3.

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale for the period ended March 31, 2012 was based upon significant observable inputs such as offered purchase prices, broker price opinions or discounted cash flows.

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

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31 are as follows:

$ in thousands	March 31, 2012		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$91,697	$91,697	$44,077	$44,077
Restricted cash	6,415	6,415
Securities available-for-sale	85,106	85,106	53,551	53,551
FHLB Stock	2,168	2,168	3,353	3,353
Securities held-to-maturity	11,081	11,774	17,697	18,124
Loans receivable	393,037	398,258	557,156	572,059
Loans held-for-sale	29,626	29,626	9,205	9,205
Accrued interest receivable	2,256	2,256	2,854	2,854
Mortgage servicing rights	491	491	626	626
Financial Liabilities:
Deposits	$532,597	$524,535	$560,698	$536,046
Advances from FHLB of New York	25,026	26,331	50,057	50,372
Repurchase agreements	—	—	30,000	29,970
Other borrowed money	18,403	18,886	32,584	30,895

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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be insignificant as of March 31, 2012 and March 31, 2011. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

The Variable interest entities (“VIEs”) such as CCDC and Carver Statutory Trust I are consolidated, as required, where Carver has controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:
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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	13,400
CDE 1-9, CDE 11-12	—	40,000	34,270	—	34,270	—	6,701	—	7,800	14,501
CDE 10	1,700	19,000	—	16,674	16,674	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,878	20,878	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,831	10,831	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,486	12,486	—	1	—	4,875	4,876
Total	5,225	136,500	34,270	108,153	142,423	13,000	7,109	—	45,435	65,544

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

In August 2011, the Bank received a third NMTC award in the amount of $25 million. In January 2012, the Bank transferred $12.5 million of rights to an investor in a NMTC project (CDE 20).  The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

The Bank has established various special purpose entities (CDEs 21-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2012 there have been no activities in these entities.

NOTE 18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2012 and 2011:

$ in thousands, except per share data	June 30	September 30	December 31	March 31
Fiscal 2012
Interest income	$7,234	$7,441	$6,911	$6,351
Interest expense	(1,956)	(1,764)	(1,854)	(2,481)
Net interest income	5,278	5,677	5,057	3,870
Provision for loan losses	(5,170)	(7,007)	(113)	(4,052)
Non-interest income	1,092	828	553	1,181
Non-interest expense	(7,294)	(7,627)	(7,776)	(8,239)
Income tax benefit (expense)	109	(185)	1,004	34
Noncontrolling interest, net of taxes	(146)	(1,136)	595	58
Net loss	$(6,131)	$(9,450)	$(680)	$(7,148)
Earnings (loss) per common share
Basic	$(37.65)	$(58.67)	$(0.26)	$(1.93)
Diluted	NA	NA	NA	NA

Fiscal 2011
Interest income	$9,619	$9,343	$8,605	$8,677
Interest expense	(2,558)	(2,487)	(2,326)	(2,085)
Net interest income	7,061	6,856	6,279	6,592
Provision for loan losses	(6,248)	(7,829)	(6,242)	(6,802)
Non-interest income	1,863	2,245	1,730	1,496
Non-interest expense	(7,464)	(7,635)	(7,638)	(8,020)
Income tax benefit (expense)	2,297	(16,998)	(2,317)	1,301
Noncontrolling interest, net of taxes	—	—	—	(57)
Net income	$(2,491)	$(23,361)	$(8,188)	$(5,490)
Earnings per common share				.
Basic	$(16.35)	$(141.6)	$(49.50)	$(33.15)
Diluted	NA	NA	NA	NA

NOTE 19.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION:

$ in thousands	As of March 31,
	2012	2011
Assets
Cash on deposit with subsidiaries	$4,775	$16
Investment in subsidiaries	65,603	42,473
Other assets	39	10
Total Assets	$70,417	$42,499

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,516
Accounts payable to subsidiaries	311	750
Other liabilities	129	559
Total liabilities	$13,843	$14,825

Stockholders’ equity	56,574	27,674
Total Liabilities and Stockholders’ Equity	$70,417	$42,499

CONDENSED STATEMENTS OF INCOME:

$ in thousands	Years Ended March 31,
	2012	2011	2010
Income
Equity in net income (loss) from subsidiaries	$(21,103)	$(28,507)	$302
Other income	50	14	15
Total income (loss)	(21,053)	(28,493)	317
Expenses
Interest Expense on Borrowings	467	464	493
Salaries and employee benefits	272	415	203
Shareholder expense	308	444	377
Other	631	346	228
Total expense	1,678	1,669	1,301

Loss before income taxes	(22,731)	(30,162)	(984)
Income tax expense	—	2,651	41
Net (loss)	(22,731)	(32,813)	(1,025)

CONDENSED STATEMENTS OF CASH FLOW:

$ in thousands	Years Ended March 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net loss	$(22,731)	$(32,813)	$(1,025)
Adjustments to reconcile net loss to net cash
from operating activities:
Loss (equity) in net income of Subsidiaries	21,103	28,507	(567)
Income taxes from the Bank	—	2,651	41
(Increase) decrease in account receivable from subsidiaries	(160)	—	621
(Increase) decrease in other assets	(28)	49	(34)
(Decrease) increase in accounts payable to subsidiaries	(693)	690	(1,817)
Increase (decrease) in other liabilities	(17)	260	192
Other, net	205	1,212	243
Net cash (used in) provided by operating activities	(2,321)	556	(2,346)

Cash Flows From Investing Activities
Dividends Received from Bank	247	—	3,325
Capital contribution from CPP	—	—	—
Capital raise	51,432	—	—
Net cash provided by investing activities	51,679	—	3,325

Cash Flows From Financing Activities
Increase in borrowings	(113)	113	—
Redemption of treasury stock, net	(122)	—	(68)
Dividends paid	(364)	(712)	(1,942)
Push Down of Capital Raise	(44,000)	—	—
Net cash used in financing activities	(44,599)	(599)	(2,010)
Net increase (decrease) in cash	4,759	(43)	(1,031)
Cash and cash equivalents – beginning	16	59	1,090
Cash and cash equivalents – ending	4,775	16	59

NOTE 20. Subsequent Events

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

(a) Evaluation of Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of March 31, 2012, the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report.  Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

As of March 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of March 31, 2012 is effective using these criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting
There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, factors that have or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Company's definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading “Corporate Governance” in the Company's Proxy Statement and is incorporated herein by reference. Information regarding the process for shareholder nomination of directors is incorporated by reference from the Proxy Statement and presented under the heading “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Proxy Statement.

Information relating to executive and director compensation and the compensation committee of the Company's Board of Directors will be in the 2012 Proxy Statement and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statement of Financial Condition as of March 31, 2012 and 2011

3.	Consolidated Statements of Operations for the years ended as of March 31, 2012, 2011 and 2010

4.	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2012, 2011 and 2010

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

6.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 29, 2012	By	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 29, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

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