Form 10-Q
period 2012-06-30
CARVER BANCORP INC
filed 2012-08-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	3,695,320
Class	Outstanding at June 30, 2012

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	June 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$104,193	$89,872
Money market investments	6,810	1,825
Total cash and cash equivalents	111,003	91,697

Restricted cash	6,415	6,415
Investment securities:
Available-for-sale, at fair value	90,833	85,106
Held-to-maturity, at amortized cost (fair value of $11,091 and $11,774 at June 30, 2012 and March 31, 2012, respectively)	10,401	11,081
Total investments	101,234	96,187

Loans held-for-sale (“HFS”)	30,163	29,626
Loans receivable:
Real estate mortgage loans	348,361	367,611
Commercial business loans	41,120	43,989
Consumer loans	419	1,258
Loans, net	389,900	412,858
Allowance for loan losses	(18,607)	(19,821)
Total loans receivable, net	371,293	393,037
Premises and equipment, net	9,306	9,573
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,054	2,168
Accrued interest receivable	2,180	2,256
Other assets	10,310	10,271
Total assets	$644,958	$641,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$100,774	$101,079
Non-Interest Bearing Checking	62,125	67,202
NOW	25,146	28,325
Money Market	109,516	109,404
Certificates of Deposit	216,507	226,587
Total deposits	514,068	532,597
Advances from the FHLB-NY and other borrowed money	66,421	43,429
Other liabilities	9,494	8,585
Total liabilities	589,983	584,611

Stockholders’ equity:
Preferred stock, (par value $0.01, per share), 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,264 issued; 3,695,320 and 3,695,174 shares outstanding at June 30, 2012 and March 31, 2012, respectively)	61	61
Additional paid-in capital	54,549	54,068
Accumulated deficit	(45,461)	(45,091)
Non-controlling interest	1,356	2,751
Treasury stock, at cost (1,944 shares at June 30, 2012 and 2,090 and March 31, 2012, respectively)	(417)	(447)
Accumulated other comprehensive (loss) income	(231)	159
Total stockholders’ equity	54,975	56,619
Total liabilities and stockholders equity	$644,958	$641,230
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
$ in thousands	Three Months Ended June 30,
	2012	2011
Interest Income:
Loans	$5,587	$6,702
Mortgage-backed securities	294	397
Investment securities	200	110
Money market investments	69	25
Total interest income	6,150	7,234
Interest expense:
Deposits	976	1,006
Advances and other borrowed money	344	950
Total interest expense	1,320	1,956
Net interest income	4,830	5,278
Provision for loan losses	224	5,170
Net interest income after provision for loan losses	4,606	108
Non-interest income:
Depository fees and charges	796	721
Loan fees and service charges	200	278
Loss on REO, net	(288)	—
Gain on sales of loans, net	36	1
Lower of cost or market adjustment on loans held for sale	—	(100)
Other	196	192
Total non-interest income	940	1,092
Non-interest expense:
Employee compensation and benefits	2,720	3,045
Net occupancy expense	858	932
Equipment, net	482	543
Consulting fees	66	90
Federal deposit insurance premiums	343	454
Other	2,164	2,230
Total non-interest expense	6,633	7,294
Loss before income taxes	(1,087)	(6,094)
Income tax expense (benefit)	159	(109)
Net loss before attribution of noncontrolling interest	(1,246)	(5,985)
Non Controlling interest, net of taxes	(885)	146
Net loss	$(361)	$(6,131)

Other comprehensive (loss) income, net of tax:
Change in unrealized gain/loss of securities available for sale	(88)	271
Change in pension obligations	(302)	(30)
Total other comprehensive (loss) income, net of tax	(390)	241
Total comprehensive loss, net of tax	$(751)	$(5,890)

Loss per common share:
Basic (*)	$(0.10)	$(37.65)

(*) Common stock shares for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2012
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2012	$45,118	$61	$54,068	$(447)	$2,751	$(45,091)	$159	$56,619
Net loss	—	—	—	—	—	(361)	—	(361)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(390)	(390)
Transfer between Non Controlling and Controlling Interest	—	—	510	—	(510)	—	—	—
Loss attributable to non controlling interest	—	—	—	—	(885)	—	—	(885)
Treasury stock activity	—	—	(29)	30	—	(9)	—	(8)
Balance—June 30, 2012	$45,118	$61	$54,549	$(417)	$1,356	$(45,461)	$(231)	$54,975
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

$ in thousands	Three Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss before attribution of noncontrolling interests	$(1,246)	$(5,985)
Noncontrolling interest	(885)	146
Net loss	(361)	(6,131)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	224	5,170
Depreciation and amortization expense	292	372
Amortization of intangibles	—	38
Loss on real estate owned	288	—
Gain on sale of loans, net	(36)	(1)
Market adjustment on held for sale loans	—	100
Proceeds from sale of loans held-for-sale	5,666	3,125
Decrease (increase) in accrued interest receivable	76	(445)
(Decrease) increase in loan premiums and discounts and deferred charges	(83)	311
Decrease in premiums and discounts — securities	163	115
Increase in other assets	(272)	(1,181)
(Decrease) increase in other liabilities	(278)	3,675
Net cash provided by operating activities	5,679	5,148
INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(17,750)	(7,315)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	11,788	4,117
Proceeds from principal payments, maturities, calls and sales of securities: Held-to-maturity	667	3,748
Originations of loans held-for-investment	(1,454)	(2,380)
Principal collections on loans	16,159	20,846
Proceeds on sale of loans	470	—
Increase in restricted cash	—	(6,214)
(Purchase)/redemption of FHLB-NY stock	(886)	554
Purchase of premises and equipment	(25)	(51)
Proceeds from sale of real estate owned	195	326
Net cash provided by investing activities	9,164	13,631
FINANCING ACTIVITIES
Net decrease in deposits	(18,529)	(69,076)
Net change in FHLB-NY advances and other borrowings	22,992	(11,070)
Increase in capital	—	51,432
Net cash provided by (used) in financing activities	4,463	(28,714)
Net increase (decrease) in cash and cash equivalents	19,306	(9,935)
Cash and cash equivalents at beginning of period	91,697	44,077
Cash and cash equivalents at end of period	$111,003	$34,142
Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$(88)	$240
Transfers from loans held-for-investment to loans held-for-sale	$6,212	$11,988
Cash paid for-
Interest	$1,210	$1,941
Income taxes	$—	$775
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
On June 29, 2011 the Company raised $55 million of capital by issuing 55,000 shares of mandatorily convertible non-voting participating preferred stock, Series C (the "Series C preferred stock"). The issuance resulted in a $51.4 million increase in liquidity after considering the effect of various expenses associated with the capital raise. The capital raise enabled the Company on June 30, 2011 to make a capital injection of $37 million in the Bank. In December 2011, another $7 million capital injection was made in the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes or to down-stream into the Bank, if necessary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.
On October 25, 2011 Carver's stockholders voted to approve a 1-for-15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to non-cumulative non-voting participating preferred stock, Series D ("the Series D preferred stock") and to common stock and to exchange the Treasury Community Development Capital Initiative ("CDCI") Series B preferred stock for common stock.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidated financial statement presentation
The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., Carver Community Development Corporation, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2012 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write-downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.
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
In addition, the Office of the Comptroller of the Currency ("OCC"), Carver Federal's regulator, as an integral part of its examination process, periodically reviews Carver Federal's allowance for loan losses and, if applicable, real estate owned valuations. The OCC may require Carver Federal to recognize additions to the allowance for loan losses or additional write-downs of real estate owned based on their judgments about information available to them at the time of their examination.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of the Statement of Operations and Comprehensive Loss and a component of the Statement of Changes in Stockholders Equity. Any other-than-temporary impairment are recognized in earnings when there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive loss. During fiscal 2013 and fiscal 2012 no impairment charges were recorded. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

General Reserve Allowance
Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon a review of nine different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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

1.
Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-offs, and recovery practices not considered elsewhere in estimating credit losses (Policy & Procedures).

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

NOTE 3. LOSS PER SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended June 30,
	2012	2011
Loss per common share — basic
Net loss	$(361)	$(6,131)
Less: Capital Purchase Program "CPP" Preferred Dividends	—	96
Net Loss Available to Common Shareholders	$(361)	$(6,227)
Weighted average common shares outstanding (1)	3,695,540	165,721
Loss per common share	$(0.10)	$(37.65)
(1) Common share count for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011

NOTE 4. COMMON STOCK DIVIDENDS
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
On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to common and Series

D preferred stock is now reported as Stockholder's equity.

NOTE 5. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2012, the Bank had no securities classified as trading. At June 30, 2012, 90.8 million, or 89.7% of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining 10.4 million or 10.3% were classified as held-to-maturity.
The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2012 :

$ in thousands	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$27,138	$148	$(207)	$27,079
Federal Home Loan Mortgage Corporation	8,180	44	(34)	8,190
Federal National Mortgage Association	6,694	148	—	6,842
Small Business Association	2,027	12	—	2,039
Other	51	—	—	51
Total mortgage-backed securities	44,090	352	(241)	44,201
U.S. Government Agency Securities	30,976	64	(40)	31,000
U.S. Government Securities	3,104	5	(1)	3,108
Corporates Bonds	1,897	43	—	1,940
Others	10,485	99	—	10,584
Total available-for-sale	90,552	563	(282)	90,833
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	6,202	476	—	6,678
Federal Home Loan Mortgage Corporation	2,637	128	—	2,765
Federal National Mortgage Association	1,562	86	—	1,648
Total held-to-maturity mortgage-backed securities	10,401	690	—	11,091

Total securities	$100,953	$1,253	$(282)	$101,924

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2012:

$ in thousands	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$31,100	$269	$(23)	$31,346
Federal Home Loan Mortgage Corporation	7,468	8	(1)	7,475
Federal National Mortgage Association	7,214	50	(1)	7,263
Other	—	—	—	—
Total mortgage-backed securities	45,782	327	(25)	46,084
U.S. Government Agency Securities	23,176	91	(63)	23,204
U.S. Government Securities	3,356	6	(1)	3,361
Corporate Bonds	1,890	58	—	1,948
Other	10,536	—	(27)	10,509
Total available-for-sale	84,740	482	(116)	85,106
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	6,659	473	—	7,132
Federal Home Loan Mortgage Corporation	2,794	134	—	2,928
Federal National Mortgage Association	1,628	86	—	1,714
Total held-to-maturity mortgage-backed securities	11,081	693	—	11,774
Total securities	$95,821	$1,175	$(116)	$96,880
The following table sets forth the unrealized losses and fair value of securities at June 30, 2012 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(241)	$25,419	$—	$—	$(241)	$25,419
Agencies	(40)	16,954	—	—	(40)	16,954
Treasuries	(1)	1,554	—	—	(1)	1,554
Total available-for-sale securities	(282)	43,927	—	—	(282)	43,927

The following table sets forth the unrealized losses and fair value of securities at March 31, 2012 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(25)	$13,699	$—	$—	$(25)	$13,699
Agencies	(63)	9,917	—	—	(63)	9,917
Treasuries	(1)	1,555	—	—	(1)	1,555
Others	(27)	9,973	—	—	(27)	9,973
Total available-for-sale securities	(116)	35,144	—	—	(116)	35,144

A total of 17 securities had an unrealized loss at June 30, 2012 compared to 14 at March 31, 2012, based on estimated fair value. The majority of the securities in an unrealized loss position were mortgage-backed securities, U.S. Government Agency securities and U.S. Treasury securities, representing 57.9%, 38.6% and 3.5% of total securities that had an unrealized loss at June 30, 2012. The cause of the temporary impairment is directly related to changes in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Unrealized losses identified as other than temporary are recognized in earnings when there are losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive loss. At June 30, 2012 the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at June 30, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Rate
Available-for-Sale:
Less than one year	$3,104	$3,108	0.39%
One through five years	14,891	15,002	1.37%
Five through ten years	14,896	14,983	1.50%
After ten years	57,661	57,740	1.54%
Total	90,552	90,833	1.46%

Held-to-maturity:
Five through ten years	217	227	4.02%
After ten years	10,184	10,864	4.09%
Total	$10,401	$11,091	4.09%

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real-Estate, Construction, Business, Small Business Administration & Consumer and Other Loans.
The Allowance for Loan and Lease Losses (“ALLL”) reflects management’s judgment in the evaluation of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to calculate the ALLL each quarter. To determine the total ALLL, management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis.For further details on the ALLL please reference Note 2 "Summary of Significant Accounting Policies".
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
The following is a summary of loans receivable, net of allowance for loan losses, and loans held for sale at June 30, 2012 and March 31, 2012.

$ in thousands	June 30, 2012		March 31, 2012
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$66,327	16.93%	$66,313	15.99%
Multifamily	74,976	19.14%	78,859	19.01%
Commercial real estate	199,775	50.99%	207,505	50.02%
Construction	8,751	2.23%	16,471	3.97%
Business	41,542	10.60%	44,424	10.71%
Consumer and other (1)	419	0.11%	1,258	0.30%
Total loans receivable	391,790	100.00%	414,830	100.00%
Add:
Premium on loans	129		137
Less:
Deferred fees and loan discounts	(2,019)		(2,109)
Allowance for loan losses	(18,607)		(19,821)
Total loans receivable, net	$371,293		$393,037

Loans held-for-sale	$30,163		$29,626
(1) Includes personal loans

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month period ended June 30, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs:	203	109	1,129	—	—	2	1,443
Recoveries:	—	—	—	—	2	3	5
Provision for Loan Losses	694	(1,529)	2,271	(1,408)	244	(48)	224
Ending Balance	$4,796	$3,771	$7,851	$124	$2,032	$33	$18,607
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	4,250	3,710	7,499	124	1,734	33	17,350
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	546	61	352	—	298	—	1,257
The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the three months period ended June 30, 2012
Loan Receivables Ending Balance:	$66,236	$75,102	$198,271	$8,752	$41,109	$430	$389,900
Ending Balance: collectively evaluated for impairment	62,315	74,111	186,489	1,502	35,175	430	360,022
Ending Balance: individually evaluated for impairment	3,921	991	11,782	7,250	5,934	—	29,878

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month period ended June 30, 2011.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:

Beginning Balance	2,923	6,223	3,999	6,944	2,965	93	23,147
Charge-offs:	20	2,408	19	2,124	—	—	4,571
Recoveries:	—	—	2	—	16	—	18
Provision for Loan Losses	(77)	3,684	733	1,210	(372)	(8)	5,170

Ending Balance	$2,826	$7,499	$4,715	$6,030	$2,609	$85	$23,764

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month period ended March 31, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$4,098	$5,348	$6,177	$1,484	$1,685	$80	$18,872
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	207	61	532	48	101	—	949

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the fiscal year ended March 31, 2012
Loan Receivables Ending Balance :	66,172	78,984	206,022	16,433	43,982	1,265	412,858

Ending Balance: collectively evaluated for impairment	63,866	77,976	185,249	10,346	38,124	1,265	376,826
Ending Balance: individually evaluated for impairment	2,306	1,008	20,773	6,087	5,858	—	36,032
The following is a summary of non-performing loans at June 30, 2012, and March 31, 2012.

$ in thousands	June 30, 2012	March 31, 2012
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$7,363	$6,988
Multifamily	1,790	2,923
Commercial real estate	16,487	24,467
Construction	4,658	11,325
Business	9,337	8,862
Consumer	—	23
Total non-accrual loans	$39,635	$54,588
Non-performing loans decreased to $39.6 million at June 30, 2012 from $54.6 million at March 31, 2012. The majority decline during the current three month period ended June 30, 2012 related to 3 non-performing loans with a fair value of $6.4 million that were moved to held for sale, 6 TDR loans with a fair value of $1.8 million that were upgraded to performing as they had performed in accordance with their modified terms for six months and one construction loan with a fair value of $5 million that was paid off.
Non-performing loans at June 30, 2012, were comprised of $19.8 million of loans 90 days or more past due and non-accruing, $0.7 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $19.1 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.
Non-performing loans at March 31, 2012, were comprised of $31.5 million of loans 90 days or more past due and non-accruing, $2.1 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $21.0 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.

At June 30, 2012, other non-performing assets totaled $32.1 million which consists of other real estate owned and held-for-sale loans.  Other real estate owned of $2.0 million reflects three foreclosed properties.
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

As of June 30, 2012, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows.

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$70,635	$165,167	$1,502	$23,839
Special Mention	379	6,024	—	3,098
Substandard	4,088	27,080	7,250	13,658
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	$75,102	$198,271	$8,752	$41,109

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$58,873	$430
Non-Performing	7,363	—
Total	$66,236	$430

As of March 31, 2012, and based on the most recent analysis performed, the risk category by class of loans is as follows.

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$74,900	$167,606	$201	$25,963
Special Mention	381	1,456	6,108	4,954
Substandard	3,703	36,959	10,124	12,551
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	$78,984	$206,021	$16,433	$43,982

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$59,185	$1,242
Non-Performing	6,987	23
Total	$66,172	$1,265
The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2012.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired(1)	TDR (2)	Current	Total Financing Receivables
One-to-four family residential	$—	$268	$4,525	$4,793	$—	$2,838	$58,605	$66,236
Multi-family mortgage	—	416	799	1,215	—	991	72,896	75,102
Commercial real estate	2,814	1,924	4,650	9,388	598	11,239	177,046	198,271
Construction	—	—	4,658	4,658	—	—	4,094	8,752
Business	—	1,696	5,204	6,900	71	4,062	30,076	41,109
Consumer and other	25	21	—	46	—	—	384	430
Total	$2,839	$4,325	$19,836	$27,000	$669	$19,130	$343,101	$389,900

(1) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

(2) Excludes $5.2 million TDR loans that have performed in accordance with their modified terms for at least six months and are considered performing. These loans are classified as current.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2012. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	TDR (2)	Current	Total Financing Receivables
One-to-four family residential	$2,381	$—	$4,681	$7,062	$—	$2,306	56,804	66,172
Multi-family mortgage	3,220	427	1,915	5,562	—	1,008	72,414	78,984
Commercial real estate	11,455	—	9,406	20,861	2,000	13,061	170,099	206,022
Construction	—	—	11,086	11,086	—	239	5,108	16,433
Business	3,937	954	4,353	9,244	81	4,428	30,229	43,982
Consumer and other	37	1	23	61	—	—	1,204	1,265
Total	$21,030	$1,382	$31,464	$53,876	$2,081	$21,042	$335,859	$412,858

(1) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

(2) Excludes $3.5 million TDR loans that have performed in accordance with their modified terms for at least six months and are considered performing. These loans are classified as current.

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

The following table presents information on impaired loans and non-performing TDR loans ($19.1 million) with the associated allowance amount, if applicable at June 30, 2012 and the interest income recognized for the periods ended June 30, 2012 and 2011 .

Impaired Loans by Class
	June 30, 2012						June 30, 2011
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance		Interest income recognized	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	$828	$828	$—	$728		$9	$3,855	$23
Multi-family mortgage	192	192	—	193		3	2,488	12
Commercial real estate	5,973	6,661	—	6,139		108	10,695	4
Construction	7,250	7,519	—	6,328		53	20,641	325
Business	3,290	3,290	—	4,137		32	4,569	72
Consumer and other	—	—	—	—		—	—	—
Total	$17,533	$18,490	$—	$17,525		$205	$42,248	$436

With an allowance recorded:
One-to-four family residential	$3,093	$3,175	$546	$2,386		$7	$7,434	$34
Multi-family mortgage	798	863	61	806		—	7,304	65
Commercial real estate	5,809	6,208	353	10,139		95	5,215	35
Construction	—	—	—	—		—	14,013	—
Business	2,645	2,645	298	1,867		81	1,688	8
Consumer and other	—	—	—	—	—	—		—
Total	$12,345	$12,891	$1,258	$15,198		$183	$35,654	$142

Total impaired loans by type:
One-to-four family residential	$3,921	$4,003	$546	$3,114		$16	$11,289	$57
Multi-family mortgage	990	1,055	61	999		3	9,792	77
Commercial real estate	11,782	12,869	353	16,278		203	15,910	39
Construction	7,250	7,519	—	6,328		53	34,654	325
Business	5,935	5,935	298	6,004		113	6,257	80
Consumer and other	—	—	—	—		—	—	—
Total	$29,878	$31,381	$1,258	$32,723		$388	$77,902	$578

The following table presents information on impaired loans and non-performing TDR loans ($21.0 million) with the associated allowance amount, if applicable at March 31, 2012

Impaired Loans by Class
As of March 31, 2012
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	$628	$628	—
Multi-family mortgage	194	194	—
Commercial real estate	6,304	6,304	—
Construction	5,406	5,670	—
Business	4,983	5,417	—
Consumer and other	—	—	—
Total	$17,515	$18,213	—

With an allowance recorded:
One-to-four family residential	$1,679	$1,760	$207
Multi-family mortgage	814	879	61
Commercial real estate	14,469	15,068	532
Construction	681	1,613	48
Business	1,089	1,776	101
Consumer and other	—	—	—
Total	$18,732	$21,096	$949

Total impaired loans by type:
One-to-four family residential	$2,307	$2,388	$207
Multi-family mortgage	1,008	1,073	61
Commercial real estate	20,773	21,372	532
Construction	6,087	7,283	48
Business	6,072	7,193	101
Consumer and other	—	—	—
Total	$36,247	$39,309	$949

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

The following table presents an analysis of those loan modifications that were classified as non performing TDRs during the three month period ended June 30, 2012.

Modifications to loans during the three month period ended
June 30, 2012

$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Recorded investment at June 30, 2012	Pre-Modification rate	Post-Modification rate

One-to-four family residential	1	$540	$540	6.75%	4.00%
Total	1	$540	$540	6.75%	4.00%
In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as rate reductions or forbearance agreements. For the three month period ended June 30, 2012, one loan of $0.5 million was modified with an interest rate concession of 2.75%. There were no modifications made during the three month period ended June 30, 2011.
For the period ended June 30, 2012, Carver had one multi-family loan with an outstanding balance of $0.8 million, that had been modified and subsequently defaulted within the last twelve months.
TDR's are factored into the determination of the allowance for loan losses. The Company has allocated approximately $46 thousand of the loan loss allowance at June 30, 2012 for those TDRs modified within the last three months.
For the period ended June 30, 2012 there were eleven loans in the TDR portfolio totaling $5.2 million that were on accrual status as they had performed within their modified terms for a consecutive six month period.
At June 30, 2012 and 2011, there were no loans to officers or directors of the Company.

NOTE 7. INCOME TAXES
The components of income tax expense for the three months ended June 30, 2012 are as follows:

$ in thousands	June 30, 2012
Federal income tax expense (benefit):
Current	$123
Deferred	(69)
Valuation Allowance	69
123
State and local income tax expense (benefit):
Current	36
Deferred	(49)
Valuation Allowance	49
36

Total income tax expense:	$159

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the three months ended June 30, 2012:

$ in thousands	June 30, 2012
	Amount	Percent
Statutory Federal income tax	$(69)	34.0%
State and local income taxes, net of Federal tax benefit	(9)	4.3%
General business credit	(8)	4.0%
Valuation allowance	118	(58.4)%
Write off of DTA due to Section 382 limitation	—	—%
Other	127	(62.6)%
Total income tax expense	$159	(78.7)%

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.8 million.  Based on management's calculations the Section 382 limitation has resulted in a reduction of the deferred tax asset of $6.1 million.  A full valuation allowance for the remaining net deferred tax asset of $21.7 million has been recorded.

At June 30, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $15.7 million, for state purposes of approximately $29.1 million and for city purposes of approximately $24.1 million, which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2032.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

$ in thousands	Fair Value Measurements at June 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$482	$482
Investment securities:
Available for sale:
U.S. Treasuries	3,108	$—	—	3,108
Government National Mortgage Association	—	25,490	—	25,490
Federal Home Loan Mortgage Corporation	—	5,021	—	5,021
Federal National Mortgage Association	—	5,796	—	5,796
Corporates	—	1,940	—	1,940
Other	—	49,426	52	49,478
Total available for sale securities	$3,108	$87,673	$52	$90,833
Total assets	$3,108	$87,673	$534	$91,315

$ in thousands	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$491	$491
Investment securities:
Available for sale:
U.S. Treasuries	3,361	—	—	3,361
Government National Mortgage Association	—	27,612	—	27,612
Federal Home Loan Mortgage Corporation	—	5,305	—	5,305
Federal National Mortgage Association	—	6,141	—	6,141
Corporates	—	1,949	—	1,949
Other	—	40,686	52	40,738
Total available for sale securities	$3,361	$81,693	$52	$85,106
Total assets	$3,361	$81,693	$543	$85,597

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at June 30, 2012 and March 31, 2012.
 The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next that are related to the observable inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.
Below is a description of the methods and significant assumptions utilized in estimating the fair value of available-

for-sale securities and mortgage servicing rights (“MSR”):

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
In the period ended June 30, 2012, there were no transfers of investments between the Level 1 and Level 2 categories.
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
The following table presents information for assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2012 and 2011:

$ in thousands	Mortgage Servicing Rights	Securities Available for Sale

Beginning balance, April 1, 2012	$491	$52
Decrease in fair value due to other changes (1)	(9)	—
Ending balance, June 30, 2012	$482	$52

(1) Includes net servicing cash flows and the passage of time.

$ in thousands	Mortgage Servicing	Securities Available for
	Rights	Sale
Beginning April 1, 2011	$626	$45
Decrease in fair value due to other changes (1)	(15)	—
Ending balance, June 30, 2011	$611	$45
(1) Includes net servicing cash flows and the passage of time.
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2012 and March 31, 2012 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

$ in thousands	Fair Value Measurements at June 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$30,163	$—	$30,163
Impaired loans with a specific reserve allocated	$—	$—	$11,088	$11,088

$ in thousands	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$29,626	$—	$29,626
Impaired loans with a specific reserve allocated	$—	$—	$17,784	$17,784
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale for the period ended June 30, 2012 was based upon offered purchase prices, broker price opinions or discounted cash flows.
The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

According to current GAAP, disclosures regarding the fair value of financial instruments are required to include, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off balance sheet, for which it is practicable to estimate fair value. Accounting guidance defines financial instruments as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is discussed below. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each such category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded carrying value. The Bank's primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact the Bank's fair value of all interest-earning assets and interest-bearing liabilities, other than those which are short term in maturity. The estimated fair values and carrying values of the Bank’s financial instruments and estimation methodologies are set forth below:

The carrying amounts and estimated fair values of the Bank’s financial instruments at June 30, 2012 and March 31, 2012 are as follows:

$ in thousands	June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$111,003	$111,003	$111,003	$—	$—
Restricted cash	6,415	6,415	6,415	—	—
Securities available-for-sale	90,833	90,833	3,108	87,673	52
FHLB Stock	3,054	3,054	—	3,054	—
Securities held-to-maturity	10,401	11,091	—	11,091	—
Loans receivable	371,293	372,992	—	361,904	11,088
Loans held-for-sale	30,163	30,163	—	30,163	—
Accrued interest receivable	2,180	2,180	—	2,180	—
Mortgage servicing rights	482	482	—	—	482
Financial Liabilities:
Deposits	$514,068	$508,043	$286,652	$221,391	$—
Advances from FHLB of New York	48,018	50,218	—	50,218	—
Other borrowed money	18,403	18,889	—	18,889	—

$ in thousands	March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Restricted cash	6,415	6,415	6,415	—	—
Securities available-for-sale	85,106	85,106	3,361	81,693	52
FHLB Stock	2,168	2,168	—	2,168	—
Securities held-to-maturity	11,081	11,774	—	11,774	—
Loans receivable	393,037	398,258	—	380,474	17,784
Loans held-for-sale	29,626	29,626	—	29,626	—
Accrued interest receivable	2,256	2,256	—	2,256	—
Mortgage servicing rights	491	491	—	—	491
Financial Liabilities:
Deposits	$532,597	$524,535	$293,680	$230,855	$—
Advances from FHLB of New York	25,026	26,331	—	26,331	—
Other borrowed money	18,403	18,886	—	18,886	—

Cash and cash equivalents and accrued interest receivable

The carrying amounts for cash and cash equivalents approximate fair value and are classified as Level 1 because they mature in three months or less.
Restricted cash

The carrying amounts for restricted cash approximates fair value and are classified as Level 1 because they represent short term interest bearing deposits.
Securities

The fair values for securities available-for-sale, and securities held-to-maturity are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities. Available for Sale securities are classified across Levels 1, 2 and 3. Held-to-maturity securities are classified as Level 2.
FHLB Stock

The fair value of FHLB stock approximates the carrying amount, which is at cost and is classified as Level 2.
Loans receivable

The fair value of loans receivable is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans. The method used to estimate the fair value of loans is extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company's loan portfolio and current market conditions, a greater degree of objectivity is inherent in these values than in those determined in active markets. The loan valuations thus determined do not necessarily represent an “exit” price that would be achieved in an active market. Loans receivable are classified as Level 2 with the exception being those loans that are impaired which results in a Level 3 classification.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or market value and are classified as Level 2. The valuation methodology for loans held for sale are based upon offered purchase prices, appraisals, broker price opinions or discounted cash flows.

Accrued interest receivable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.
Mortgage servicing rights

The fair value of mortgage servicing rights is determined by discounting the present value of estimated future servicing cash flows using current market assumptions for prepayments, servicing costs and other factors and are classified as Level 3.
Deposits

The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date. These deposits are classified as Level 1. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities resulting in a Level 2 classification. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.
Advances from FHLB-NY and Other borrowed money

The fair values of advances from the Federal Home Loan Bank of New York and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities and are classified as Level 2
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of June 30, 2012 and March 31, 2013. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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

NOTE 10. VARIABLE INTEREST ENTITIES

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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

$ in thousands	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	33,443	—	33,443	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	16,673	16,673	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,576	10,576	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,064	10,064	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,878	20,878	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,841	10,841	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,464	12,464	—	1	—	4,875	4,876

Total	$5,225	$136,500	$33,443	$108,178	$141,621	$13,000	$407	$—	$45,435	$58,842
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed above.
The Bank was originally awarded $59 million of NMTC. In fiscal 2008, the Bank transferred $19.0 million of rights to an investor in a NMTC project. The entity was called CDE-10.

With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities (CDE's 1-9,11-12) through which its investments in NMTC eligible activities are conducted.  As the Bank is exposed to all of the expected losses and residual returns from these investments, under ASC topic 810 the Bank has determined it has a controlling financial interest and is the primary beneficiary of these entities. During December 2010, Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash.

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

The Bank has established various special purpose entities (CDEs 21-25) through which its investments in NMTC eligible activities will be conducted. As of June 30, 2012 there have been no activities in these entities.
NOTE 11. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS

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

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. In December  2011, the Financial Accounting Standards Board (“FASB”) issued an update (ASU 2011-12) to guidance regarding the presentation of comprehensive income.  Under this guidance, an entity can defer the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The adoption of this guidance became effective for the Company in June 2012 and did not have a material effect on the Company's consolidated statement of financial condition or results of operations.

NOTE 12. SUBSEQUENTS EVENTS

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
the ability of the Bank and the Company to comply with regulatory orders that may be imposed upon the Bank and/or the Company and the regulatory orders that have been imposed upon the Bank and the Company, and the effect on operations resulting from restrictions that may be and are set forth in the regulatory orders. For additional information please refer to "Bank Regulatory Matters" on page 39;

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
Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver's community development lending and 55.4% of Carver's Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $645.0 million in assets as of June 30, 2012 and employed approximately 126 employees as of June 30, 2012.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive its first award of $59 million in New Markets Tax Credits. Carver Federal invested a portion of its award in December 2006 and by December 2008 the Banks allocation was fully invested. In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purpose entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  During the period of December 2009 to January 2012, the Bank transferred rights to an investor in various NMTC projects.  While providing funding to the investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investment, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance, therefore it is not the primary beneficiary of these entities.  The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The $65 million of the second award has been fully disbursed and the Bank is working to deploy the remaining $12.5 million of the third award.
The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	33,443	—	33,443	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	16,673	16,673	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,576	10,576	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,064	10,064	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,878	20,878	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,841	10,841	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,464	12,464	—	1	—	4,875	4,876
Total	$5,225	$136,500	$33,443	$108,178	$141,621	$13,000	$407	$—	$45,435	$58,843
(1) Excludes any proceeds realized from exchange of equity interest in CDE's as detailed above.

Critical Accounting Policies
Note 2 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2012 included in its 2012 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodology for determining the allowance for loan losses, the evaluation of realization of deferred tax assets and the fair value of financial instruments involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2012 Form 10-K.
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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon a review of nine different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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
Securities Impairment
The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following the FASB issued guidance, the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2012, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment portfolio.
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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.8 million.  Based on management's calculations the Section 382 limitation has resulted in a reduction of the deferred tax asset of $6.1 million in the quarter ended March 31, 2012.  A full valuation allowance for the remaining net deferred tax asset of $21.7 million has been recorded.

Stock Repurchase Program
On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2012, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that ocurred on October 27, 2011).

The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended June 30, 2012.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.
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

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of June 30, 2012.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $23.0 million during the three months ended June 30, 2012. At June 30, 2012, the Bank had $48.0 million in borrowings with a weighted average rate of 1.85% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB-NY has limited new borrowings to a term of thirty days. At June 30, 2012, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $57.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2012 and 2011, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $111.0 million and $34.1 million, respectively.
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
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2012 total cash and cash equivalents increased $19.3 million reflecting cash used in financing activities of $4.5 million, cash provided by operating activities of $5.7 million, and cash provided by investing activities of $9.2 million.

Net cash provided by financing activities was $4.5 million, primarily resulting from decreases in deposits of $18.5 million which was offset by a net increase in borrowed funds of $23.0 million. Net cash provided by operating activities during this period was $5.7 million and was primarily the result of proceeds on the held for sale loans that were sold during the three month period. Net cash provided by investing activities was $9.2 million and was primarily the result of loan pay downs and payoffs of $16.2 million, investment paydowns of $11.8 million which was offset by $17.8 million of investment purchases and $1.5 million of originations on held for investment loans.
The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at June 30, 2012 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at June 30, 2012	$62,489	$62,489	$62,489
Add:
General valuation allowances	—	—	5,343
Qualifying subordinated debt	—	—	5,000
Other	487	487	487
Deduct:
Unrealized gains on securities available-for-sale, net	304	304	304
Goodwill and qualifying intangible assets, net	—	—	—
Regulatory Capital	$62,672	$62,672	$73,015
Minimum Capital requirement	58,007	53,842	53,842
Regulatory Capital Excess	$4,665	$8,830	$19,173
Capital Ratios	9.72%	15.13%	17.63%
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
On June 29, 2011, the Company raised $55 million of capital. The $55 million resulted in a $51.4 million increase in liquidity net of the effect of various expenses associated with the capital raise. On June 30, 2011 the Company downstreamed $37 million to the Bank. During December 2011, the Company downstreamed another $7 million to the Bank. However, no assurances can be given that the amount of capital raised is sufficient to absorb the losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. The Bank's capital level now exceeds regulatory requirements, with a Tier 1 leverage capital ratio of 9.72% versus the required 9% and total risk-based capital ratio of 17.63% versus the required 13%.
Under the Orders, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval.On October 18, 2011, the Company received approval from the Federal Reserve Bank to pay all outstanding dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program of the United States Department of the Treasury (“U.S. Treasury”). These payments were made in connection with the U.S. Treasury, on October 28, 2011, exchanging the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

Comparison of Financial Condition at June 30, 2012 and March 31, 2012
Assets
At June 30, 2012, total assets increased $3.7 million, or 0.6%, to $645.0 million, compared to $641.2 million at March 31, 2012. Cash and cash equivalents increased $19.3 million, investment securities increased $5.0 million and loans held for sale increased $0.5 million . These increases were partially offset by decreases in the loan portfolio of $23.0 million, the allowance for loan losses of $1.2 million, and premises and equipment of $0.3 million.
Cash and cash equivalents increased $19.3 million, to $111.0 million at June 30, 2012, compared to $91.7 million at March 31, 2012. This increase was primarily due to a borrowing of $23.0 million and loan payoff and sales proceeds of $22.4 million. These inflows were offset a reduction of deposits of $18.5 million and investment purchases of $5.0 million.
Investment securities increased $5.0 million to $101.2 million at June 30, 2012 compared to $96.2 million at March 31, 2012. This change reflected an increase of $5.7 million in available-for-sale securities and a $0.7 million decrease in held-to-maturity securities as the Company diversified its investment portfolio.
Net loans receivable decreased $23.0 million, or 5.6% , to $389.9 million at June 30, 2012 compared to $412.9 million at March 31, 2012. $16.7 million of principal repayments and loan payoffs across all loan classifications contributed to the majority of the decrease, with the largest impact from Commercial Real Estate and Construction loans. Additionally $6.4 million of loans were transferred from held for investment to HFS. Principal charge offs for the fiscal year totaled $0.3 million. Decreases were partially offset by loan originations and advances of $1.5 million.
Liabilities and Stockholders’ Equity
Total liabilities increased $5.4 million, or 0.9%, to $590.0 million at June 30, 2012 compared to $584.6 million at March 31, 2012 as short-term borrowings increased $23.0 million, partially offset by a reduction in deposits of $18.5 million.
Deposits decreased $18.5 million, or 3.5%, to $514.1 million at June 30, 2012 compared to $532.6 million at March 31, 2012. Reductions in the certificates of deposit and non-interest bearing checking account balances accounted for the majority of the decrease.
Advances from the FHLB-NY and other borrowed money increased $23.0 million, or 52.9%, to $66.4 million at June 30, 2012 compared to $43.4 million at March 31, 2012 as the Company added to short-term borrowings during the quarter.
Total stockholders equity decreased $1.6 million, or 2.9%, to $55.0 million at June 30, 2012 compared to $56.6 million at March 31, 2012. The decline reflects the quarter's net loss before taxes (excluding noncontrolling interest) of $1.1 million and the change in other comprehensive loss of $0.4 million.

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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Fiscal 2012 Form 10-K.The Bank also has a commitment to fund an investment related to a private equity partnership. See the table below for the Bank’s outstanding lending commitments and contractual obligations at June 30, 2012.
The following table reflects the outstanding commitments as of June 30, 2012:

$ in thousands
Commitments to fund construction mortgage loans	$1,900
Commitments to fund commercial and consumer loans	—
Lines of credit	3,134
Letters of credit	244
Commitment to fund Private Equity investment	206
Total	$5,484

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2012
Overview
The Company reported a net loss of $0.4 million for the first quarter of fiscal 2013 compared to net loss of $6.1 million for the first quarter of fiscal 2012. Net loss per share for the quarter was $0.10 compared to net loss per share of $37.65 for the first quarter of fiscal 2012. The primary drivers of the reduction in the loss versus the prior year period were reductions in the provision for loan losses and all categories of non-interest expense partially offset by lower net interest margin and non-interest income.
The following table reflects selected operating ratios for the three months ended June 30, 2012 and 2011:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended June 30,
Selected Financial Data:	2012	2011
Return on average assets (1)	(0.23)%	(3.52)%
Return on average stockholders' equity (2)	(2.54)%	(84.16)%
Net interest margin (3)	3.08%	3.05%
Interest rate spread (4)	2.89%	2.71%
Efficiency ratio (5)	114.96%	114.50%
Operating expenses to average assets (6)	4.19%	4.19%
Average stockholders' equity to average assets (7)	8.97%	4.18%
Average interest-earning assets to average interest-bearing liabilities	1.24x	1.24x
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
Net interest income decreased $0.5 million to $4.8 million for the three months ended June 30, 2012 compared to $5.3 million for the prior year three month period. The variance was predominantly in interest income on loans, which declined $1.1 million, partially offset by a decrease in interest expense on borrowings of $0.6 million.
The following table sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three months ended June 30, 2012 and 2011. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

$ in thousands	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$430,367	$5,587	5.19%	$580,145	$6,702	4.62%
Mortgaged-backed securities	57,254	294	2.05%	53,164	397	2.99%
Investment securities	36,022	110	1.23%	23,060	58	1.01%
Restricted Cash Deposit	6,415	—	0.03%	2,049
Equity securities (2)	2,566	23	3.58%	3,294	48	5.79%
Other investments and federal funds sold	93,761	135	0.58%	29,913	28	0.37%
Total interest-earning assets	626,385	6,150	3.93%	691,625	7,233	4.18%
Non-interest-earning assets	6,282			5,105
Total assets	$632,667			$696,730

Interest Bearing Liabilities:
Deposits:
Now demand	$26,607	$11	0.16%	$27,081	$11	0.16%
Savings and clubs	101,305	67	0.26%	107,389	70	0.26%
Money market	109,330	203	0.75%	67,648	169	1.00%
Certificates of deposit	220,255	684	1.25%	214,510	744	1.40%
Mortgagors deposits	2,460	11	1.73%	2,863	12	1.70%
Total deposits	459,957	976	0.84%	419,491	1,006	0.96%
Borrowed money	43,930	344	3.11%	112,514	950	3.38%
Total interest-bearing liabilities	503,887	1,320	1.04%	532,005	1,956	1.47%
Non-interest-bearing liabilities:
Demand	65,198			128,292
Other liabilities	6,834			7,293
Total liabilities	575,919			667,590
Minority Interest				—
Stockholders’ equity	56,748			29,140
Total liabilities & stockholders’ equity	$632,667			$696,730
Net interest income		$4,830			$5,277
Average interest rate spread			2.89%			2.71%

Net interest margin			3.08%			3.05%
(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $1.1 million, or 15.0%, to $6.2 million in the first quarter, compared to the prior year quarter, with the decrease primarily attributed to a $150 million, or 26%, decrease in average loans. The average yield on mortgage-backed securities fell 94 basis points to 2.05% from 2.99% during the quarter, as higher yielding securities experienced early payoffs and were replaced with lower yielding securities. Although the average yield on loans increased 57 basis points to 5.19% from 4.62%, the drop in average loans decreased total interest income on loans. The reduction in real estate loans will continue over the next several quarters until troubled debt restructurings are complete and the Company rebuilds its loan production capacity.
Interest Expense
Interest expense decreased by $0.6 million, or 32.5%, to $1.3 million for the first quarter, compared to $2.0 million for the prior year quarter. The decrease was primarily due to a decline in borrowing expense of $0.6 million as $40 million borrowings were prepaid in March 2012. The decrease in interest expense reflects a 43 basis point decrease in the average cost of interest-bearing liabilities to 1.04% for the first quarter, compared to an average cost of 1.47% for the prior year period.
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
The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Federal Financial Regulatory Agencies on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

The following table summarizes the activity in the ALLL for the three month period ended June 30, 2012 and fiscal year-end March 31, 2012 (dollars in thousands):

	Three Months Ended June 30, 2012	Fiscal Year Ended March 31, 2012
Beginning Balance	$19,821	$23,147
Less: Charge-offs	(1,441)	(21,935)
Add: Recoveries	3	2,267
Provision for Loan Losses	224	16,342
Ending Balance	$18,607	$19,821
Ratios:
Net charge-offs to average loans outstanding	0.33%	3.74%
Allowance to total loans	4.77%	4.80%
Allowance to non-performing loans	46.95%	36.31%
The Bank recorded a $0.2 million provision for loan losses in the three months ended June 30, 2012 compared to $5.2 million for the prior year period. Net charge-offs of $1.4 million were recognized during the period compared to $4.6 million in the prior year period. The charge-offs in both quarters were primarily related to loans moved to HFS. The charge-offs were partially offset by a reduction in the allowance for loan losses due a decline in total loans, non-performing loans and a reduction in our total loss experience.
At June 30, 2012, non-performing loans totaled $39.6 million, or 6.15% of total assets compared to $54.6 million or

8.5% of total assets at March 31, 2012. The ALLL was $18.6 million at June 30, 2012, which represents a ratio of the ALLL to non-performing loans of 46.95% compared to 36.31% at March 31, 2012. The ratio of the ALLL to total loans was 4.77% at June 30, 2012 up from 4.80% at March 31, 2012.
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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2012, loans classified as a TDR totaled $24.5 million.
At June 30, 2012, non-performing assets totaled $71.8 million, or 11.13% of total assets compared to $86.4 million, or 13.47% of total assets at March 31, 2012.
The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods:

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
$ in thousands	June 2012	March 2012	December 2011	September 2011	June 2011
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$7,363	$6,988	$12,863	$14,335	$16,421
Multifamily	1,790	2,923	2,619	9,106	9,307
Commercial real estate	16,487	24,467	26,313	16,088	25,893
Construction	4,658	11,325	17,651	31,526	54,425
Business	9,337	8,862	9,825	7,831	9,159
Consumer	—	23	4	36	22
Total non-accrual loans	39,635	54,588	69,275	78,922	115,227
Other non-performing assets (2):
Real estate owned	1,961	2,183	2,183	275	237
Loans held for sale	30,163	29,626	22,490	39,369	18,068
Total other non-performing assets	32,124	31,809	24,673	39,644	18,305
Total non-performing assets (3)	$71,759	$86,397	$93,948	$118,566	$133,532
Non-performing loans to total loans	10.17%	13.22%	15.12%	16.14%	21.18%
Non-performing assets to total assets	11.13%	13.47%	14.01%	17.49%	19.68%
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the current year period 3 non-performing loans with a fair value of $6.4 million were moved to held for sale.Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(2) Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. At June 30, 2012 there were $5.2 million TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above.

Subprime Loans
In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined as those loans which have FICO scores of 660 or less). At June 30, 2012, the Bank had $13.6 million in subprime loans, or 3.4% of its total loan portfolio, of which $5.5 million are non-performing loans.
Non-Interest Income
Non-interest income decreased $0.2 million, or 13.9%, to $0.9 million for the first quarter, compared to $1.1 million for the prior year quarter. The current quarter balance includes a valuation adjustment of $0.3 million on an REO property offset by higher valuation adjustments on HFS loans in the prior quarter.
Non-Interest Expense
Non-interest expense decreased $0.7 million to $6.6 million compared to $7.3 million the prior year quarter. Non-interest expense is lower in all categories with the largest decreases $0.3 million in compensation expenses and $0.2 million in lower expenses on fixed assets and occupancy charges.
Income Tax Expense
The income tax expense was $0.2 million for the quarter ended June 30, 2012 compared to an income tax benefit of $0.1 million for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2012 in Item 7A of the Company’s 2012 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at June 30, 2012 compared to March 31, 2012.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2012, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Controller (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

As of June 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of June 30, 2012 is effective using these criteria.
(c) Changes in Internal Control over Financial Reporting
There have not been any significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Carver Federal is a defendant in one lawsuit brought by a purported fifty percent loan participant on a multifamily loan, alleging gross negligence and breach of contract in the manner in which Carver Federal serviced the loan.  Plaintiff asserts damages in excess of $500,000.  Carver Federal brought a counter claim against the plaintiff and a third party complaint against the original loan participant seeking recovery of funds Carver Federal advanced on their behalf, such as real estate taxes, in connection with servicing of the multifamily loan.  In another matter, in September 2010, the New York State Department of Labor ("DOL") Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by Carver Federal, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  Carver Federal requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  Carver Federal continues to believe it has a meritorious case and has recently filed an appeal with the Appeals Board.  In accordance with ASC Topic 450 Carver has accrued $415,000 for these lawsuits.

Item 1A.	Risk Factors
The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“Form 10-K”). The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.
An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Carver's prospective regulatory capital requirements remain uncertain and there is a risk that the Company will be unable to meet these new standards in the time frame expected by the market or regulators.
The proposed final U.S. rule implementing Basel III and the capital related  provisions of the Dodd-Frank Act establishes tougher capital standards through higher capital ratio requirements, more restrictive capital definitions, higher risk-weighting of certain assets and additional capital buffers.  If the final rule is enacted as proposed, Basel III will fundamentally impact the Bank's profitability, and ability to pay dividends and liquidity requirements.  The proposed rule may also require process and system changes, including for stress testing and capital management infrastructure.  The proposed final rule for Basel III is currently in the comment period and management is unable to determine what the final requirements will be or the impact it will have on the Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
No Company unregistered securities were sold by the Company during the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mime Safety Disclosures

Not applicable

Item 5.	Other Information
Not applicable.

tem 6.	Exhibits
The following exhibits are submitted with this report:

Exhibit 11.	Computation of Loss Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Accounting Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibits 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Operations and Comprehensive Loss (iv) the Consolidated Statements Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements.(1)

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date: August 13, 2012	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2012	/s/ David L. Toner
David L. Toner
Senior Vice President & Controller (Principal Accounting Officer)