Form 10-Q
period 2012-09-30
CARVER BANCORP INC
filed 2012-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	3,695,320
Class	Outstanding at November 12, 2012

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	September 30, 2012	March 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$82,179	$89,872
Money market investments	9,898	1,825
Total cash and cash equivalents	92,077	91,697

Restricted cash	6,415	6,415
Investment securities:
Available-for-sale, at fair value	114,462	85,106
Held-to-maturity, at amortized cost (fair value of $10,737 and $11,774 at September 30, 2012 and March 31, 2012, respectively)	10,038	11,081
Total investments	124,500	96,187

Loans held-for-sale (“HFS”)	26,830	29,626
Loans receivable:
Real estate mortgage loans	343,402	367,611
Commercial business loans	36,132	43,989
Consumer loans	416	1,258
Loans, net	379,950	412,858
Allowance for loan losses	(16,408)	(19,821)
Total loans receivable, net	363,542	393,037
Premises and equipment, net	9,084	9,573
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,008	2,168
Accrued interest receivable	2,438	2,256
Other assets	10,380	10,271
Total assets	$638,274	$641,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$98,615	$101,079
Non-Interest Bearing Checking	59,344	67,202
NOW	24,977	28,325
Money Market	110,206	109,404
Certificates of Deposit	213,234	226,587
Total deposits	506,376	532,597
Advances from the FHLB-NY and other borrowed money	65,414	43,429
Other liabilities	11,304	8,585
Total liabilities	583,094	584,611

Stockholders’ equity:
Preferred stock, (par value $0.01, per share), 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,264 issued; 3,695,320 and 3,695,174 shares outstanding at September 30, 2012 and March 31, 2012, respectively)	61	61
Additional paid-in capital	55,063	54,068
Accumulated deficit	(45,599)	(45,091)
Non-controlling interest	795	2,751
Treasury stock, at cost (1,944 shares at September 30, 2012 and 2,090 and March 31, 2012, respectively).	(417)	(447)
Accumulated other comprehensive income	159	159
Total stockholders’ equity	55,180	56,619
Total liabilities and stockholders equity	$638,274	$641,230
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
$ in thousands	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Interest Income:
Loans	$5,486	$6,958	$11,074	$13,660
Mortgage-backed securities	275	342	569	739
Investment securities	307	116	507	226
Money market investments	49	25	118	49
Total interest income	6,117	7,441	12,268	14,674
Interest expense:
Deposits	906	937	1,882	1,943
Advances and other borrowed money	347	827	691	1,776
Total interest expense	1,253	1,764	2,573	3,719
Net interest income	4,864	5,677	9,695	10,955
Provision for loan losses	560	7,007	784	12,177
Net interest income after provision for loan losses	4,304	(1,330)	8,911	(1,222)
Non-interest income:
Depository fees and charges	892	751	1,688	1,472
Loan fees and service charges	195	208	395	486
Loss on REO, net	—	(122)	(288)	(124)
Gain on sales of loans, net	569	135	604	134
New Market Tax Credit (“NMTC”) fees	625	—	625	—
Lower of cost or market adjustment on loans held for sale	—	(275)	—	(375)
Other	153	131	350	326
Total non-interest income	2,434	828	3,374	1,919
Non-interest expense:
Employee compensation and benefits	2,704	3,137	5,424	6,182
Net occupancy expense	916	970	1,774	1,902
Equipment, net	609	537	1,091	1,079
Consulting fees	113	116	180	205
Federal deposit insurance premiums	331	355	674	809
Other	2,217	2,512	4,381	4,742
Total non-interest expense	6,890	7,627	13,524	14,919
Loss before income taxes	(152)	(8,129)	(1,239)	(14,222)
Income tax expense (benefit)	36	185	196	76
Net loss before attribution of noncontrolling interest	(188)	(8,314)	(1,435)	(14,298)
Non Controlling interest, net of taxes	(52)	1,136	(936)	1,282
Net loss	$(136)	$(9,450)	$(499)	$(15,580)

Other comprehensive (loss) income, net of tax:
Change in unrealized gain/loss of securities available for sale	390	(146)	302	125
Change in pension obligations	—	(30)	(302)	(30)
Total other comprehensive income (loss), net of tax	390	(176)	—	95
Total comprehensive loss, net of tax	$254	$(9,626)	$(499)	$(15,485)

Loss per common share:
Basic (*)	$(0.04)	$(58.67)	$(0.14)	$(95.68)

(*) Common stock shares for all periods presented reflects a 1 for 15 reverse stock split which was effective on October 27, 2011                See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2012
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2012	$45,118	$61	$54,068	$(447)	$2,751	$(45,091)	$159	$56,619
Net loss	—	—	—	—	—	(499)	—	(499)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—
Transfer between Non Controlling and Controlling Interest	—	—	1,020	—	(1,020)	—	—	—
Loss attributable to non controlling interest	—	—	—	—	(936)	—	—	(936)
Treasury stock activity	—	—	(25)	30	—	(9)	—	(4)
Balance— September 30, 2012	$45,118	$61	$55,063	$(417)	$795	$(45,599)	$159	$55,180
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

$ in thousands	Six Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss before attribution of noncontrolling interests	$(1,435)	$(14,298)
Noncontrolling interest	(936)	1,282
Net loss	(499)	(15,580)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	784	12,177
Stock based compensation expense	—	37
Depreciation and amortization expense	551	723
Amortization of intangibles	—	76
Loss on real estate owned	288	124
Gain on sale of loans, net	(604)	(135)
Market adjustment on held for sale loans	—	375
Proceeds from sale of loans held-for-sale	10,191	8,237
(Increase) decrease in accrued interest receivable	(182)	371
Decrease in loan premiums and discounts and deferred charges	(162)	(80)
Decrease in premiums and discounts — securities	574	221
(Decrease) increase in other assets	(269)	364
Increase in other liabilities	1,482	3,746
Net cash provided by operating activities	12,154	10,656
INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(51,399)	(18,325)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	21,795	14,355
Proceeds from principal payments, maturities, calls and sales of securities: Held-to-maturity	1,022	5,689
Originations of loans held-for-investment	(11,645)	(14,708)
Principal collections on loans	32,326	51,800
Proceeds on sale of loans	1,071	1,363
Increase in restricted cash	—	(6,275)
(Purchase)/redemption of FHLB-NY stock	(840)	509
Purchase of premises and equipment	(62)	(115)
Proceeds from sale of real estate owned	195	563
Net cash (used in) provided by investing activities	(7,537)	34,856
FINANCING ACTIVITIES
Net decrease in deposits	(26,221)	(60,876)
Net change in FHLB-NY advances and other borrowings	21,984	(10,128)
Increase in capital	—	51,432
Net cash used in financing activities	(4,237)	(19,572)
Net (decrease) increase in cash and cash equivalents	380	25,940
Cash and cash equivalents at beginning of period	91,697	44,077
Cash and cash equivalents at end of period	$92,077	$70,017
Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$180	$169
Transfers from loans held-for-investment to loans held-for-sale	$6,991	$38,776
Cash paid for-
Interest	$2,348	$3,959
Income taxes	$29	$808
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”) and Alhambra Holding Corp, an inactive Delaware corporation. Carver Federal's wholly-owned subsidiaries are CFSB Realty Corp., Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp., which is currently inactive. The Bank has a majority owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
On February 10, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision (“OTS”). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets; and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Orders passed to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency (“OCC”). No assurances can be given that the Bank and the Company will continue to comply with all provisions of the Orders. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.
On June 29, 2011 the Company raised $55 million of capital by issuing 55,000 shares of mandatorily convertible non-voting participating preferred stock, Series C (the “Series C preferred stock”). The issuance resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise enabled the Company on June 30, 2011 to make a capital injection of $37 million in the Bank. In December 2011, another $7 million capital injection was made in the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes or to down-stream into the Bank, if necessary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.
On October 25, 2011 Carver's stockholders voted to approve a 1-for-15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to non-cumulative non-voting participating preferred stock, Series D (“the Series D preferred stock”) and to common stock and to exchange the Treasury Community Development Capital Initiative (“CDCI”) Series B preferred stock for common stock.

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

In addition, the Office of the Comptroller of the Currency (“OCC”), Carver Federal's regulator, as an integral part of its examination process, periodically reviews Carver Federal's allowance for loan losses and, if applicable, real estate owned valuations. The OCC may require Carver Federal to recognize additions to the allowance for loan losses or additional write-downs of real estate owned based on their judgments about information available to them at the time of their examination.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of the Statement of Operations and Comprehensive Loss and a component of the Statement of Changes in Stockholders Equity. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss.
During fiscal 2013 and fiscal 2012, no impairment charges were recorded. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale are based upon amounts offered, appraisals or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with note sales since March 31, 2011.

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

Allowance for Loan and Lease Losses (“ALLL”)
The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310. Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration.
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

Specific Reserve Allowance
Carver also maintains a specific reserve allowance for criticized and classified loans individually reviewed for impairment in accordance with ASC Topic 310 guidelines. The amount assigned to the specific reserve allowance is individually-determined based upon the loan. The ASC Topic 310 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:

1.	The present value of expected future cash flows discounted at the loan's effective interest rate;

2.	The loan's observable market price; or

3.	The fair value of the collateral if the loan is collateral dependent.
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
Criticized and Classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan. Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”). If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is categorized as impaired.
If the loan is determined to be not impaired, it is then placed in the appropriate pool of Criticized & Classified loans to be evaluated for potential losses. Loans determined to be impaired are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the loan is written down by the amount of the impairment, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

Troubled Debt Restructured Loans
Troubled debt restructured loans (“TDR”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have performed in accordance with the restructured terms for a period of at least 6 months.

NOTE 3. LOSS PER SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Loss per common share — basic
Net loss	$(136)	$(9,450)	$(499)	$(15,580)
Less: Capital Purchase Program "CPP" Preferred Dividends	—	288	—	288
Net Loss Available to Common Shareholders	$(136)	$(9,738)	$(499)	$(15,868)
Weighted average common shares outstanding (1)	3,695,653	165,983	3,695,597	165,852
Loss per common share	$(0.04)	$(58.67)	$(0.14)	$(95.68)
(1) Common share count for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011.

NOTE 4. COMMON STOCK DIVIDENDS
As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver suspended payment of the quarterly cash dividend on its common stock. In accordance with the Orders, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval, and, as such, suspended the regularly quarterly cash dividend payments on the Company's Series B preferred stock issued under the Trouble Asset Relief Program Capital Purchase Program (“TARP CPP”) to the United States Department of Treasury (“Treasury”). There are no assurances that the payments of dividends on the common stock will resume.
Debenture interest payments which had previously been deferred in March 2011 and June 2011 on the Carver Statutory Trust I (trust preferred securities (“TruPS”) were brought current in September 2011 before the regulators precluded future payments without prior approval. These payments remain on deferral status.
On October 18, 2011 Carver received approval from the Federal Reserve Bank to pay all outstanding dividend payments (which included $192 thousand accrued during the six month period ended September 30, 2011) on the Company's Series B preferred stock issued under the TARP CPP.

On October 28, 2011 the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to common and Series D preferred stock is now reported as Stockholder's equity. The holders of the Series D Preferred Stock are entitled to receive dividends, on an as-converted basis, simultaneously to the payment of any dividends on the common stock.

NOTE 5. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2012, the Bank had no securities classified as trading. At September 30, 2012, $114.5 million, or 91.9%, of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $10.0 million, or 8.1%, were classified as held-to-maturity.
The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2012 :

$ in thousands	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$25,217	$203	$(210)	$25,210
Federal Home Loan Mortgage Corporation	7,500	68	(31)	7,537
Federal National Mortgage Association	5,204	151	—	5,355
Small Business Association	1,962	34	—	1,996
Other	51	—	—	51
Total mortgage-backed securities	39,934	456	(241)	40,149
U.S. Government Agency Securities	43,128	153	(20)	43,261
U.S. Government Securities	3,102	3	—	3,105
Corporates Bonds	1,904	114	—	2,018
Asset-backed Securities	15,237	48	(21)	15,264
Other	10,485	180	—	10,665
Total available-for-sale	113,790	954	(282)	114,462
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	5,983	483	—	6,466
Federal Home Loan Mortgage Corporation	2,559	124	—	2,683
Federal National Mortgage Association	1,496	92	—	1,588
Total held-to-maturity mortgage-backed securities	10,038	699	—	10,737

Total securities	$123,828	$1,653	$(282)	$125,199

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2012:

$ in thousands	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$31,100	$269	$(23)	$31,346
Federal Home Loan Mortgage Corporation	7,468	8	(1)	7,475
Federal National Mortgage Association	7,214	50	(1)	7,263
Total mortgage-backed securities	45,782	327	(25)	46,084
U.S. Government Agency Securities	23,176	91	(63)	23,204
U.S. Government Securities	3,356	6	(1)	3,361
Corporate Bonds	1,890	58	—	1,948
Other	10,536	—	(27)	10,509
Total available-for-sale	84,740	482	(116)	85,106
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	6,659	473	—	7,132
Federal Home Loan Mortgage Corporation	2,794	134	—	2,928
Federal National Mortgage Association	1,628	86	—	1,714
Total held-to-maturity mortgage-backed securities	11,081	693	—	11,774
Total securities	$95,821	$1,175	$(116)	$96,880
The following table sets forth the unrealized losses and fair value of securities at September 30, 2012 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(188)	$17,123	$(53)	$3,986	$(241)	$21,109
Asset-backed securities	(21)	6,716	—	—	(21)	6,716
U.S. Government Agency Securities	(20)	11,044	—	—	(20)	11,044
U.S. Government Securities	—	1,552	—	—	—	1,552
Total available-for-sale securities	(229)	36,435	(53)	3,986	(282)	40,421

The following table sets forth the unrealized losses and fair value of securities at March 31, 2012 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(25)	$13,699	$—	$—	$(25)	$13,699
U.S. Government Agency Securities	(63)	9,917	—	—	(63)	9,917
U.S. Government Securities	(1)	1,555	—	—	(1)	1,555
Others	(27)	9,973	—	—	(27)	9,973
Total available-for-sale securities	(116)	35,144	—	—	(116)	35,144

A total of 13 securities had an unrealized loss at September 30, 2012 compared to 14 at March 31, 2012. The majority of the securities in an unrealized loss position were mortgage-backed securities, U.S. Government Agency securities, asset-backed securities and U.S. Treasury securities, representing 42.4%, 16.6%, 27.3% and 3.8% of total securities in an unrealized loss position that had an unrealized loss for less than 12 months at September 30, 2012. One security representing 9.9% of those securities in an unrealized loss position had an unrealized loss for more than 12 months at September 30, 2012.

Given the U.S. government's guarantees of the mortgage-backed and agency securities and U.S. Treasury Notes, there is no reason to believe that these securities will experience permanent impairment. Management believes that these unrealized losses are a direct result of the current rate environment and will recover as the economic conditions improve. On the two impaired asset-backed securities, the credit ratings from Moody's and Standard & Poor's were triple and double 'A' for the respective securities. Management believes that these securities impairments are due to interest rate cycles and will not be permanent.

For the quarter ended September 30, 2012, there was a Government National Mortgage Association security impaired for more than 12 months. Management believes that this security impairment is due to interest rate cycle and intends to keep the security in the portfolio for the foreseeable future. Given the Bank's ample liquidity, the bank also has the ability to hold this security in the portfolio.

Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. At September 30, 2012, the Bank does not have any other securities that may be classified as having other than temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at September 30, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$3,103	$3,105	0.39%
One through five years	9,898	10,074	1.53%
Five through ten years	30,615	30,778	1.58%
After ten years	70,174	70,505	1.46%
Total	113,790	114,462	1.46%

Held-to-maturity:
Five through ten years	204	214	3.92%
After ten years	9,834	10,523	4.09%
Total	$10,038	$10,737	4.09%

NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real-Estate, Construction, Business, Small Business Administration & Consumer and Other Loans.
The Allowance for Loan and Lease Losses (“ALLL”) reflects management’s judgment in the evaluation of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to calculate the ALLL each quarter. To determine the total ALLL, management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis. For further details on the ALLL, please reference Note 2 "Summary of Significant Accounting Policies."
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
The following is a summary of loans receivable, net of allowance for loan losses, and loans held for sale at September 30, 2012 and March 31, 2012.

$ in thousands	September 30, 2012		March 31, 2012
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$62,166	16.28%	$66,313	15.99%
Multifamily	73,462	19.24%	78,859	19.01%
Commercial real estate	200,685	52.57%	207,505	50.02%
Construction	8,296	2.17%	16,471	3.97%
Business	36,731	9.62%	44,424	10.71%
Consumer and other (1)	416	0.11%	1,258	0.30%
Total loans receivable	381,756	100.00%	414,830	100.00%
Add:
Premium on loans	146		137
Less:
Deferred fees and loan discounts	(1,952)		(2,109)
Allowance for loan losses	(16,408)		(19,821)
Total loans receivable, net	$363,542		$393,037

Loans held-for-sale	$26,830		$29,626
(1) Includes personal loans
The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the six month period ended September 30, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$—	$19,821
Charge-offs:	1,633	225	1,148	—	1,198	2	—	4,206
Recoveries:	—	—	—	—	6	3	—	9
Provision for Loan Losses	2,037	(2,545)	(513)	(1,226)	3,020	(37)	48	784
Ending Balance	$4,709	$2,639	$5,048	$306	$3,614	$44	$48	$16,408
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	4,582	2,590	4,613	306	1,944	44	48	14,127
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	127	49	435	—	1,670	—	—	2,281
The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the six months period September 30, 2012.
Loan Receivables Ending Balance:	$61,948	$73,515	$199,641	$8,297	$36,097	$452	—	$379,950
Ending Balance: collectively evaluated for impairment	59,024	72,837	187,274	4,039	30,544	452	—	354,170
Ending Balance: individually evaluated for impairment	2,924	678	12,367	4,258	5,553	—	—	25,780

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the six month period ended September 30, 2011.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	$—	$23,148
Charge-offs:	(728)	(4,081)	(3,572)	(5,205)	(398)	—	—	(13,984)
Recoveries:	—	—	2	1	86	—	—	89
Provision for Loan Losses	1,111	5,244	5,435	841	(726)	30	242	12,177

Ending Balance	$3,306	$7,386	$5,864	$2,581	$1,927	$123	242	$21,429

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment as of March 31, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$4,098	$5,348	$6,177	$1,484	$1,685	$80	$18,872
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	207	61	532	48	101	—	949

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the fiscal year ended March 31, 2012
Loan Receivables Ending Balance :	66,172	78,984	206,022	16,433	43,982	1,265	412,858

Ending Balance: collectively evaluated for impairment	63,866	77,976	185,249	10,346	38,124	1,265	376,826
Ending Balance: individually evaluated for impairment	2,306	1,008	20,773	6,087	5,858	—	36,032

The following is a summary of non-performing loans at September 30, 2012, and March 31, 2012.

$ in thousands	September 30, 2012	March 31, 2012
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$6,094	$6,988
Multifamily	1,724	2,923
Commercial real estate	14,145	24,467
Construction	4,258	11,325
Business	8,717	8,862
Consumer	15	23
Total non-accrual loans	$34,953	$54,588
Non-performing loans decreased to $35.0 million at September 30, 2012 from $54.6 million at March 31, 2012. The majority of the decline during the current six month period ended September 30, 2012 related to 9 non-performing loans with a fair value of $7.2 million that were moved to held for sale, 6 TDR loans with a fair value of $1.8 million that were upgraded to performing as they had performed in accordance with their modified terms for six months and one construction loan with a fair value of $5 million that was paid off.
Non-performing loans at September 30, 2012, were comprised of $9.5 million of loans 90 days or more past due and non-accruing, $8.6 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $16.9 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.
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

At September 30, 2012, other non-performing assets totaled $28.9 million which consists of other real estate owned and held-for-sale loans.  Other real estate owned of $2.1 million reflects five foreclosed properties.
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

As of September 30, 2012, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows.

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$67,300	$164,096	$4,039	$21,923
Special Mention	2,926	5,448	—	3,249
Substandard	3,289	30,097	4,258	10,925
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$73,515	$199,641	$8,297	$36,097

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$55,854	$437
Non-Performing	6,094	15
Total	$61,948	$452

As of March 31, 2012, and based on the most recent analysis performed, the risk category by class of loans is as follows.

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$74,900	$167,606	$201	$25,963
Special Mention	381	1,456	6,108	4,954
Substandard	3,703	36,959	10,124	12,551
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	$78,984	$206,021	$16,433	$43,982

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$59,185	$1,242
Non-Performing	6,987	23
Total	$66,172	$1,265

The following table presents an aging analysis of the recorded investment of past due financing receivable as of September 30, 2012.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired(1)	TDR (2)	Current	Total Financing Receivables
One-to-four family residential	$—	$589	$3,170	$3,759	$—	$2,924	$55,265	$61,948
Multi-family mortgage	—	162	1,046	1,208	—	678	71,629	73,515
Commercial real estate	4,224	1,560	1,778	7,562	3,618	8,749	179,712	199,641
Construction	—	—	—	—	4,258	—	4,040	8,298
Business	—	420	3,450	3,870	686	4,581	26,959	36,096
Consumer and other	18	22	15	55	—	—	397	452
Total	$4,242	$2,753	$9,459	$16,454	$8,562	$16,932	$338,002	$379,950

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

The following table presents information on impaired loans and non-performing TDR loans ($16.9 million) with the associated allowance amount, if applicable at September 30, 2012 and the interest income recognized for the periods ended September 30, 2012 and 2011 .

Impaired Loans by Class
	September 30, 2012						September 30, 2011
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance		Interest income recognized	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	$206	$1,080	$—	$467		$27	$2,173	$36
Multi-family mortgage	—	—	—	97		5	197	15
Commercial real estate	6,143	6,143	—	6,141		151	3,958	4
Construction	4,258	4,527	—	5,293		53	17,307	680
Business	936	936	—	2,536		41	2,435	106
Consumer and other	—	—	—	—			—	—
Total	$11,543	$12,686	$—	$14,534		$277	$26,070	$841

With an allowance recorded:
One-to-four family residential	$2,718	$2,800	$127	$2,552		$28	$7,624	$61
Multi-family mortgage	678	871	49	742		—	8,010	70
Commercial real estate	6,225	6,772	435	8,182		115	8,622	99
Construction	—	—	—	—		—	4,497	—
Business	4,616	4,616	1,670	3,242		199	1,607	71
Consumer and other				—	—	—		—
Total	$14,237	$15,059	$2,281	$14,718		$342	$30,360	$301

Total impaired loans by type:
One-to-four family residential	$2,924	$3,880	$127	$3,019		$55	$9,797	$97
Multi-family mortgage	678	871	49	839		5	8,207	85
Commercial real estate	12,368	12,915	435	14,323		266	12,580	103
Construction	4,258	4,527	—	5,293		53	21,804	680
Business	5,552	5,552	1,670	5,778		240	4,042	177
Consumer and other	—	—	—	—		—	—	—
Total	$25,780	$27,745	$2,281	$29,252		$619	$56,430	$1,142

The following table presents information on impaired loans and non-performing TDR loans ($21.0 million) with the associated allowance amount, if applicable at March 31, 2012

Impaired Loans by Class
As of March 31, 2012
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	$628	$628	$—
Multi-family mortgage	194	194	—
Commercial real estate	6,304	6,304	—
Construction	5,406	5,670	—
Business	4,983	5,417	—
Consumer and other	—	—	—
Total	$17,515	$18,213

With an allowance recorded:
One-to-four family residential	$1,679	$1,760	$207
Multi-family mortgage	814	879	61
Commercial real estate	14,469	15,068	532
Construction	681	1,613	48
Business	1,089	1,776	101
Consumer and other	—	—	—
Total	$18,732	$21,096	$949

Total impaired loans by type:
One-to-four family residential	$2,307	$2,388	$207
Multi-family mortgage	1,008	1,073	61
Commercial real estate	20,773	21,372	532
Construction	6,087	7,283	48
Business	6,072	7,193	101
Consumer and other	—	—	—
Total	$36,247	$39,309	$949

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

The following table presents an analysis of those loan modifications that were classified as non performing TDRs during the three and six month period ended September 30, 2012.

Modifications to loans during the three month period ended						Modifications to loans during the six month period ended
September 30, 2012						September 30, 2012

$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre- modification outstanding recorded investment	Recorded investment	Pre-Modification rate	Post-Modification rate

One-to-four family residential	1	$875	$—	8.13%	8.13%	2	1,415	540	6.55%	6.07%
Commercial real estate	1	$466	$466	12.02%	12.02%	1	466	466	12.02%	12.02%
Business	4	$2,242	$2,242	7.44%	7.44%	4	2,242	2,242	7.44%	7.44%
	6	$3,583	$2,708			7	4,123	3,248
In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as rate reductions or forbearance agreements. For the three month period ended September 30, 2012, no loans were modified with interest rate concessions. For the six month period ended September 30, 2012, one loan of $0.5 million was modified with an interest rate concession of 1.25%. There was one modification with an interest rate concession of 5.0% made to a $0.9 million loan during the three and six month period ended September 30, 2011.
For the period ended September 30, 2012, Carver had one commercial real estate loan with an outstanding balance of $2.4 million that had been modified and subsequently defaulted within the last twelve months.
TDR's are factored into the determination of the allowance for loan losses. The Company has allocated approximately $339 thousand of the loan loss allowance at September 30, 2012 for those TDRs modified within the last three months.
For the period ended September 30, 2012 there were eleven loans in the TDR portfolio totaling $5.2 million that were on accrual status as they had performed within their modified terms for a consecutive six month period.
At September 30, 2012 and 2011, there were no loans to officers or directors of the Company.

NOTE 7. INCOME TAXES
The components of income tax expense for the six months ended September 30, 2012 are as follows:

$ in thousands	September 30, 2012
Federal income tax expense (benefit):
Current	$123
Deferred	(1,481)
Valuation Allowance	1,481
123
State and local income tax expense (benefit):
Current	73
Deferred	(56)
Valuation Allowance	56
73

Total income tax expense:	$196
The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the six months ended September 30, 2012:

$ in thousands	September 30, 2012
	Amount	Percent
Statutory Federal income tax	$(103)	34.0%
State and local income taxes, net of Federal tax benefit	10	(3.4)%
General business credit	(16)	5.3%
Valuation allowance	1,537	(506.3)%
Adjustment to DTA due to Section 382 limitation	(1,363)	449.1%
Other	131	(43.1)%
Total income tax expense	$196	(64.2)%

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.9 million.  Based on management's calculations the Section 382 limitation has resulted in a reduction of the deferred tax asset of $4.7 million.  A full valuation allowance for the remaining net deferred tax asset of $23.2 million has been recorded.

At September 30, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $18.0 million, for state purposes of approximately $31.4 million and for city purposes of approximately $26.3 million, which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2032.

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
The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2012 and March 31, 2012, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

$ in thousands	Fair Value Measurements at September 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$465	$465
Investment securities:
Available for sale:
U.S. Government Securities	3,105	—	—	3,105
Government National Mortgage Association	—	25,210	—	25,210
Federal Home Loan Mortgage Corporation	—	7,537	—	7,537
Federal National Mortgage Association	—	5,355	—	5,355
Asset-Backed Securities	—	15,264	—	15,264
Corporates	—	2,018	—	2,018
Other	—	55,922	51	55,973
Total available for sale securities	$3,105	$111,306	$51	$114,462
Total assets	$3,105	$111,306	$516	$114,927

$ in thousands	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$491	$491
Investment securities:
Available for sale:
U.S. Government Securities	3,361	—	—	3,361
Government National Mortgage Association	—	27,612	—	27,612
Federal Home Loan Mortgage Corporation	—	5,305	—	5,305
Federal National Mortgage Association	—	6,141	—	6,141
Corporates	—	1,949	—	1,949
Other	—	40,686	52	40,738
Total available for sale securities	$3,361	$81,693	$52	$85,106
Total assets	$3,361	$81,693	$543	$85,597

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights. Level 3 assets accounted for 0.1% of the Company’s total assets at September 30, 2012 and March 31, 2012.
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
In the period ended September 30, 2012, there were no transfers of investments between the Level 1 and Level 2 categories.
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
The following table includes a roll-forward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2012 and 2011:

$ in thousands	Mortgage Servicing Rights	Securities Available for Sale

Beginning balance, April 1, 2012	$491	$52
Decrease in fair value due to other changes (1)	(26)	(1)
Issuances / (Settlements)	—	—
Transfers to/(from) Level 3	—	—
Ending balance, September 30, 2012	$465	$51

(1) Includes net servicing cash flows and the passage of time.

$ in thousands	Mortgage Servicing	Securities Available for
	Rights	Sale
Beginning April 1, 2011	$626	$45
Decrease in fair value due to other changes (1)	(105)	—
Issuances / (Settlements)	—	—
Transfers to/(from) Level 3	—	—
Ending balance, September 30, 2011	$521	$45
(1) Includes net servicing cash flows and the passage of time.
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2012 and March 31, 2012 and that are included in the Company’s Consolidated Statements of Financial Condition as these dates:

$ in thousands	Fair Value Measurements at September 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$26,830	$—	$26,830
Impaired loans with a specific reserve allocated	$—	$—	$11,956	$11,956

$ in thousands	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$29,626	$—	$29,626
Impaired loans with a specific reserve allocated	$—	$—	$17,784	$17,784
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale for the period ended September 30, 2012 was based upon amounts offered, appraisals or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with note sales since March 31, 2011.
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

The carrying amounts and estimated fair values of the Bank’s financial instruments at September 30, 2012 and March 31, 2012 are as follows:

$ in thousands	September 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$92,077	$92,077	$92,077	$—	$—
Restricted cash	6,415	6,415	6,415	—	—
Securities available-for-sale	114,462	114,462	3,105	111,306	51
FHLB Stock	3,008	3,008	—	3,008	—
Securities held-to-maturity	10,038	10,737	—	10,737	—
Loans receivable	363,542	367,166	—	—	367,166
Loans held-for-sale	26,830	26,830	—	26,830	—
Accrued interest receivable	2,438	2,438	—	2,438	—
Mortgage servicing rights	465	465	—	—	465
Financial Liabilities:
Deposits	$506,376	$501,370	$286,808	$214,562	$—
Advances from FHLB of New York	47,011	48,063	—	48,063	—
Other borrowed money	18,403	18,893	—	18,893	—

$ in thousands	March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Restricted cash	6,415	6,415	6,415	—	—
Securities available-for-sale	85,106	85,106	3,361	81,693	52
FHLB Stock	2,168	2,168	—	2,168	—
Securities held-to-maturity	11,081	11,774	—	11,774	—
Loans receivable	393,037	398,258	—	398,258	—
Loans held-for-sale	29,626	29,626	—	29,626	—
Accrued interest receivable	2,256	2,256	—	2,256	—
Mortgage servicing rights	491	491	—	—	491
Financial Liabilities:
Deposits	$532,597	$524,535	$—	$305,196	$219,339
Advances from FHLB of New York	25,026	26,331	—	26,331	—
Other borrowed money	18,403	18,886	—	18,886	—

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
Loans receivable

The fair value of loans receivable is estimated by discounting future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans. The method used to estimate the fair value of loans is extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company's loan portfolio and current market conditions, a greater degree of objectivity is inherent in these values than in those determined in active markets. The loan valuations thus determined do not necessarily represent an “exit” price that would be achieved in an active market. Loans receivable are classified as Level 3.

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or market value and are classified as Level 2. The valuation methodology for loans held-for-sale are based upon amounts offered, appraisals or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with note sales since March 31, 2011.

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
Advances from FHLB-NY and Other borrowed money

The fair values of advances from the Federal Home Loan Bank of New York and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities and are classified as Level 2
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of September 30, 2012 and March 31, 2012. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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

The variable interest entities (“VIEs”) such as the CDE's and Carver Statutory Trust I are consolidated, as required, where Carver has controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:
(a) the power to direct activities of a VIE that most significantly impact the entities economic performance; and
(b) the obligation to absorb losses of the entity that could benefit from the actvities that could potentially be significant to the VIE.

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, is presented below:

$ in thousands	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	33,481	—	33,481	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	16,673	16,673	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,095	10,095	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,928	20,928	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,845	10,845	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,442	12,442	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,515	12,515	—	1	—	4,875	4,876

Total	$5,850	$149,000	$33,481	$120,765	$154,246	$13,000	$409	$—	$50,310	$63,719
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed below.
The Bank was originally awarded $59 million of NMTC. In fiscal 2008, the Bank transferred $19 million of rights to an investor in a NMTC project. The entity was called CDE-10.

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

As a result of Carver financing the purchase note, the CDEs continue to be consolidated and the investor's equity investment of $6.7 million was reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new market tax credits on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

In May 2009, the Bank received a second NMTC award in the amount of $65 million. During the period from December 2009 to December 2010, the Bank transferred rights to investors in NMTC projects (entities CDE 13-19). The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

In August 2011, the Bank received a third NMTC award in the amount of $25 million. In January 2012 and September 2012, the Bank transferred rights to investors in NMTC projects (CDE 20 and 21).  The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

The Bank has established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of September 30, 2012 there have been no activities in these entities.
NOTE 11. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS

Accounting Standard Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were adopted by the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for the Company on April 1, 2010. In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively and are effective during annual and interim periods beginning after December 15, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2011-04 became effective for the Company on January 1, 2012. The adoption of this guidance did not have a material effect on the Company's consolidated statement of financial condition or results of operations.

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

NOTE 12. SUBSEQUENTS EVENTS

In accordance with ASC Topic 855, the Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto have taken place through the date these financial statements were issued. On October 29 and 30, 2012, the Company's market area experienced unprecedented damage due to Hurricane Sandy.  Although the extent of the damage and its impact on the Company cannot be determined at this time, the storm is expected to impair the ability of some borrowers to repay their loans and also adversely impact collateral values.  As a result, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
the ability of the Bank and the Company to comply with regulatory orders that may be imposed upon the Bank and/or the Company and the regulatory orders that have been imposed upon the Bank and the Company, and the effect on operations resulting from restrictions that may be and are set forth in the regulatory orders. For additional information please refer to “Bank Regulatory Matters” on page 39;

•	restrictions set forth in the terms of the Series D preferred stock and in the exchange agreement with the United States (“U.S.”) Treasury that may limit our ability to raise additional capital;

•
national and/or local changes in economic conditions, which could occur from numerous causes, including political changes, domestic and international policy changes, unrest, war and weather, such as Hurricane Sandy, or conditions in the real estate, securities markets or the banking industry, which could affect liquidity in the capital markets, the volume of loan originations, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•	changes in our existing loan portfolio composition and credit quality or changes in loan loss requirements;

•
legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act or the proposed Basel III;

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

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver's community development lending and 55.4% of Carver's Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $638.3 million in assets as of September 30, 2012 and employed approximately 130 employees as of September 30, 2012.

Carver Federal engages in a wide range of consumer and commercial banking services.  Carver Federal provides deposit products, including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking, online bill pay and telephone banking. Carver Federal also offers a suite of products and services for unbanked and underbanked consumers. This includes check cashing, wire transfers, bill payment, reloadable prepaid cards and money orders.

Carver Federal offers loan products covering a variety of asset classes, including commercial, multi-family and residential mortgages, construction loans and business loans.  The Bank finances mortgage and loan products through deposits or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

The Bank's primary market area for deposits consists of the areas served by its nine branches in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank's branches are located have historically been low- to moderate-income areas. The Bank's primary lending market includes Kings, New York, Bronx and Queens counties in New York City, and lower Westchester County, New York.  Although the Bank's branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas.  Management believes that this competition had become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the CRA and more recently due to the decline in demand for loans by qualified borrowers. Carver Federal's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings institutions and mortgage banking companies. The Bank's most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank's competitors have substantially greater resources and offer a wider array of financial services and products.  This, combined with competitors' larger presence in the New York market, add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.

Carver Federal's more than 60 year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with other competitors that have entered its market.

The Bank formalized its many community-focused investments on August 18, 2005, by forming Carver Community Development Corporation (“CCDC”). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.
New Markets Tax Credit Award

The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment. In the alternative, the Bank can utilize the award in projects where another entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income.

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive its first award of $59 million in New Markets Tax Credits. Carver Federal invested a portion of its award in December 2006 and by December 2008 the Banks allocation was fully invested. In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purpose entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  During the period of December 2009 to September 2012, the Bank transferred rights to investors in various NMTC projects.  While providing funding to the investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance, therefore it is not the primary beneficiary of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The $65 million of the second award and the $25 million of the third award have been fully deployed.
The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	33,481	—	33,481	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	16,673	16,673	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,095	10,095	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,928	20,928	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,845	10,845	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,442	12,442	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,515	12,515	—	1	—	4,875	4,876
Total	$5,850	$149,000	$33,481	$120,765	$154,246	$13,000	$409	$—	$50,310	$63,719
(1) Excludes any proceeds realized from exchange of equity interest in CDE's as detailed above.

Hurricane Sandy

As discussed above, on October 29 and 30, 2012, the Company's market area experienced unprecedented damage due to Hurricane Sandy.  Although the extent of the damage and its impact on the Company cannot be determined at this time, the storm is expected to impair the ability of some borrowers to repay their loans and also adversely impact collateral values.  As a result, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact earnings. Approximately twenty-three percent (23%) of Carver Federal's loan portfolio are secured by properties located in the zip codes designated by Governor Cuomo as areas hardest hit by Hurricane Sandy. The types of loans in these areas consist primarily of income producing and owner occupied commercial real estate loans, business loans and residential loans. We are in the process of assessing the damage, if any, that may have occurred to the properties underlying our loans in those areas that were impacted, and there is a risk that the collateral has been compromised and borrowers' ability to repay their obligations has been negatively impacted.  As of the date of this filing, the Company does not have the information needed to determine the extent, if any, of potential losses related to these loans.

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
Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2012, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment portfolio.
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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.9 million.  Based on management's calculations the Section 382 limitation has resulted in a reduction of the deferred tax asset of $4.7 million in the quarter ended March 31, 2012.  A full valuation allowance for the remaining net deferred tax asset of $23.2 million has been recorded.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2012, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that ocurred on October 27, 2011). The Holding Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended September 30, 2012.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.
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

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of September 30, 2012.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $22.0 million during the six months ended September 30, 2012. At September 30, 2012, the Bank had $47.0 million in borrowings with a weighted average rate of 1.89% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB-NY has limited new borrowings to a term of thirty days. At September 30, 2012, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $39.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2012 and 2011, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $92.1 million and $70.0 million, respectively.
The most significant potential liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Because Carver Federal generally sells its one-to-four family 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity. Carver Federal is also at risk to deposit outflows. The Transaction Account Guarantee program (“TAG”) which provides temporary unlimited deposit insurance coverage on noninterest-bearing accounts is scheduled to expire on December 31, 2012. Carver Federal believes that the impact on noninterest-bearing deposits will be minimal.
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2012 total cash and cash equivalents increased $0.4 million reflecting cash used in financing activities of $4.2 million, cash provided by operating activities of $12.2 million, and cash used in investing activities of $7.5 million.
Net cash used in financing activities was $4.2 million, primarily resulting from decreases in deposits of $26.2 million which was offset by a net increase in borrowed funds of $22.0 million. Net cash provided by operating activities during this period was $12.2 million and was primarily the result of proceeds on the held for sale loans that were sold during the six month period. Net cash used in investing activities was $7.5 million and was primarily the result of loan pay downs and payoffs of $32.3 million loan sales of $1.1 million, investment paydowns of $21.8 million which was offset by $51.4 million of investment purchases and $11.6 million of originations on held for investment loans.
The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at September 30, 2012 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at September 30, 2012	$63,452	$63,452	$63,452
Add:
General valuation allowances	—	—	5,221
Qualifying subordinated debt	—	—	5,000
Other	488	488	488
Deduct:
Unrealized gains on securities available-for-sale, net	694	694	694
Goodwill and qualifying intangible assets, net	—	—	—
Regulatory Capital	$63,246	$63,246	$73,467
Minimum Capital requirement	57,419	52,796	52,796
Regulatory Capital Excess	$5,827	$10,450	$20,671
Capital Ratios	9.91%	15.57%	18.09%
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
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. The Bank's capital level now exceeds regulatory requirements, with a Tier 1 leverage capital ratio of 9.91% versus the required 9% and total risk-based capital ratio of 18.09% versus the required 13%.
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

Comparison of Financial Condition at September 30, 2012 and March 31, 2012
Assets
At September 30, 2012, total assets decreased $2.9 million, or 0.5%, to $638.3 million, compared to $641.2 million at March 31, 2012. The loan portfolio decreased $32.9 million, the allowance for loan losses decreased $3.4 million, and loans held for sale decreased $2.8 million. These decreases were partially offset by increases in the investment securities portfolio of $28.3 million.
Investment securities increased $28.3 million to $124.5 million at September 30, 2012 compared to $96.2 million at March 31, 2012. This change reflected an increase of $29.4 million in available-for-sale securities and a $1.0 million decrease in held-to-maturity securities as the Company diversified its investment portfolio to increase earning assets.
Net loans receivable decreased $32.9 million, or 8.0% , to $380.0 million at September 30, 2012 compared to $412.9 million at March 31, 2012. $32.2 million of principal repayments and loan payoffs across all loan classifications contributed to the majority of the decrease, with the largest declines in multi-family and business loans. An additional $7.7 million in loans were transferred from held for investment to HFS. Principal charge offs for the fiscal year totaled $3.8 million. Decreases were partially offset by loan originations and advances of $11.6 million. The decrease of $3.4 million in the allowance for loan losses is due to a reduction in the portfolio's total loss experience and the decrease in loan volume.
HFS loans decreased $2.8 million. The Company continued to take aggressive steps to increase troubled loan resolution. During the period, the portfolio experienced a net increase of $7.2 million (net of charge offs), which was offset by $10.0 million of sales and paydowns.

Liabilities and Stockholders’ Equity
Total liabilities decreased $1.5 million, or 0.3%, to $583.1 million at September 30, 2012 compared to $584.6 million at March 31, 2012 as a reduction in deposits of $26.2 million was partially offset by an increase of $22.0 million in short-term borrowings.
Deposits decreased $26.2 million, or 4.9%, to $506.4 million at September 30, 2012 compared to $532.6 million at March 31, 2012 due principally to $9 million of planned withdrawals from non-interest bearing control disbursements accounts and management's decision to allow higher cost certificates of deposit to roll off the balance sheet.
Advances from the FHLB-NY and other borrowed money increased $22.0 million, or 50.6%, to $65.4 million at September 30, 2012 compared to $43.4 million at March 31, 2012 as the Company added to short-term borrowings during the quarter.
Total stockholders equity decreased $1.4 million, or 2.5%, to $55.2 million at September 30, 2012 compared to $56.6 million at March 31, 2012. The decline reflects the quarter's net loss before taxes (excluding noncontrolling interest) of $1.2 million and the change in other comprehensive loss of $0.3 million.

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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Fiscal 2012 Form 10-K.The Bank also has a commitment to fund an investment related to a private equity partnership. See the table below for the Bank’s outstanding lending commitments and contractual obligations at September 30, 2012.
The following table reflects the outstanding commitments as of September 30, 2012:

$ in thousands
Commitments to fund construction mortgage loans	$415
Commitments to fund commercial and consumer loans	4,775
Lines of credit	3,828
Letters of credit	244
Commitment to fund Private Equity investment	206
Total	$9,468

Comparison of Operating Results for the Three and Six Months Ended September 30, 2012 and 2011
Overview
The Company reported a net loss of $0.1 million for the second quarter of fiscal 2013 compared to net loss of $9.5 million for the second quarter of fiscal 2012. Net loss per share for the quarter was $0.04 compared to net loss per share of $58.67 for the second quarter of fiscal 2012. The primary drivers of the reduction in the loss versus the prior year period were lower loan provision charges, higher non-interest income related to fee income earned on a new market tax credit (“NMTC”) deal and gains on sale of held for sale loans (“HFS”) and lower non-interest expense partially offset by lower net interest income.
The following table reflects selected operating ratios for the three and six months ended September 30, 2012 and 2011:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
Selected Financial Data:	2012	2011	2012	2011
Return on average assets (1)	(0.09)%	(5.60)%	(0.16)%	(4.54)%
Return on average stockholders' equity (2)	(0.99)%	(51.69)%	(1.78)%	(60.73)%
Net interest margin (3)	3.19%	3.60%	3.14%	3.39%
Interest rate spread (4)	3.00%	3.31%	2.94%	3.10%
Efficiency ratio (5)	94.41%	117.25%	103.48%	115.88%
Operating expenses to average assets (6)	4.46%	4.52%	4.33%	4.35%
Average stockholders' equity to average assets (7)	8.93%	10.84%	8.95%	7.48%
Average interest-earning assets to average interest-bearing liabilities	1.24x	1.24x	1.24x	1.26x
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
Net interest income decreased $0.8 million to $4.9 million for the three months ended September 30, 2012 compared to $5.7 million for the comparative prior year period. The variance was predominantly in interest income on loans, which declined $1.5 million, partially offset by a decrease in interest expense on borrowings of $0.5 million.
Net interest income decreased $1.3 million to $9.7 million for the six months ended September 30, 2012 compared to $11.0 million for the comparative prior year period. The variance was predominantly in interest income on loans, which declined $2.6 million, partially offset by an increase in interest income of $0.2 million on investments and a decrease in interest expense on borrowings of $1.1 million.

The following tables sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and six months ended September 30, 2012 and 2011. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

$ in thousands	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$414,092	$5,486	5.30%	$548,887	$6,958	5.07%
Mortgaged-backed securities	52,685	275	2.09%	48,532	342	2.82%
Investment securities	61,805	221	1.43%	24,081	79	1.31%
Restricted Cash Deposit	6,415	1	0.03%	6,215
Equity securities (2)	2,525	23	3.68%	2,657	33	4.93%
Other investments and federal funds sold	71,831	111	0.61%	41,247	29	0.28%
Total interest-earning assets	609,353	6,117	4.01%	671,619	7,441	4.43%
Non-interest-earning assets	8,825			3,236
Total assets	$618,178			$674,855

Interest Bearing Liabilities:
Deposits:
Now demand	$26,393	$11	0.17%	$25,088	$10	0.16%
Savings and clubs	99,807	66	0.26%	105,011	69	0.26%
Money market	109,341	194	0.70%	77,264	188	0.97%
Certificates of deposit	212,516	627	1.17%	188,642	663	1.39%
Mortgagors deposits	1,839	8	1.73%	2,008	7	1.38%
Total deposits	449,896	906	0.80%	398,013	937	0.93%
Borrowed money	43,906	347	3.14%	98,364	827	3.34%
Total interest-bearing liabilities	493,802	1,253	1.01%	496,377	1,764	1.41%
Non-interest-bearing liabilities:
Demand	60,890			96,605
Other liabilities	8,266			8,751
Total liabilities	562,958			601,733
Minority Interest				—
Stockholders’ equity	55,220			73,122
Total liabilities & stockholders’ equity	$618,178			$674,855
Net interest income		$4,864			$5,677
Average interest rate spread			3.00%			3.02%

Net interest margin			3.19%			3.38%
(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

$ in thousands	For the Six Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$422,185	$11,074	5.25%	$564,430	$13,660	4.84%
Mortgaged-backed securities	54,015	569	2.11%	50,835	739	2.91%
Investment securities	49,925	332	1.33%	23,573	137	1.16%
Restricted Cash Deposit	6,415	1	0.03%	6,215	1	0.03%
Equity securities (2)	2,546	46	3.60%	2,973	81	5.44%
Other investments and federal funds sold	82,736	246	0.59%	35,611	56	0.31%
Total interest-earning assets	617,822	12,268	3.97%	683,637	14,674	4.29%
Non-interest-earning assets	7,558			2,093
Total assets	$625,380			$685,730

Interest Bearing Liabilities:
Deposits:
Now demand	$26,500	$21	0.16%	$26,079	$21	0.16%
Savings and clubs	100,552	133	0.26%	106,194	140	0.26%
Money market	109,335	397	0.72%	72,482	357	0.98%
Certificates of deposit	216,364	1,312	1.21%	201,506	1,406	1.39%
Mortgagors deposits	2,147	19	1.75%	2,433	19	1.56%
Total deposits	454,898	1,882	0.83%	408,694	1,943	0.95%
Borrowed money	43,918	691	3.14%	105,400	1,776	3.36%
Total interest-bearing liabilities	498,816	2,573	1.03%	514,094	3,719	1.44%
Non-interest-bearing liabilities:
Demand	63,033			112,362
Other liabilities	7,563			8,018
Total liabilities	569,412			634,474
Stockholders' equity	55,968			51,256
Total liabilities & stockholders' equity	$625,380			$685,730
Net interest income		$9,695			$10,955

Average interest rate spread			2.94%			2.85%

Net interest margin			3.14%			3.21%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
Interest Income
Interest income decreased $1.3 million, or 17.8%, to $6.1 million in the second quarter, compared to the prior year quarter, with the decrease primarily attributed to a $135 million, or 24.6%, decrease in average loans. The average yield on mortgage-backed securities fell 73 basis points to 2.09% from 2.82% during the quarter, as higher yielding securities experienced early payoffs and were replaced with lower yielding securities. Although the average yield on loans increased 23 basis points to 5.30% from 5.07%, the drop in average loans decreased total interest income on loans. Interest income and net interest margin will be under pressure unit average loan balances increase due to the low yields available on alternative earning assets.

Interest income decreased $2.4 million, or 16.40%, to $12.3 million in the six month period, compared to the prior year period, with the decrease primarily attributed to a $142.2 million, or 25%, decrease in average loans. The average yield on mortgage-backed securities fell 80 basis points to 2.11% from 2.91% during the period, as higher yielding securities experienced early payoffs and were replaced with lower yielding investment securities. Although the average yield on loans increased 41 basis points to 5.25% from 4.84%, the drop in average loans decreased total interest income on loans

Interest Expense
Interest expense decreased by $0.5 million, or 29.0%, to $1.3 million for the second quarter, compared to $1.8 million for the prior year quarter. The decrease was primarily due to a decline in borrowing expense of $0.5 million as $40 million in borrowings were prepaid in March 2012. The decrease in interest expense reflects a 40 basis point decrease in the average cost of interest-bearing liabilities to 1.01% for the first quarter, compared to an average cost of 1.41% for the prior year period.
Interest expense decreased $1.1 million, or 30.81%, to $2.6 million for the six month period, compared to $3.7 million for the prior year period as lower cost deposits replaced borrowings. The average yield on interest bearing liabilities decreased 41 basis points to 1.03% for the six months ended September 30, 2012.

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
The following table summarizes the activity in the ALLL for the six month period ended September 30, 2012 and fiscal year-end March 31, 2012 (dollars in thousands):

	Six Months Ended September 30, 2012	Fiscal Year Ended March 31, 2012
Beginning Balance	$19,821	$23,147
Less: Charge-offs	(4,206)	(21,935)
Add: Recoveries	9	2,267
Provision for Loan Losses	784	16,342
Ending Balance	$16,408	$19,821
Ratios:
Net charge-offs to average loans outstanding	0.99%	3.74%
Allowance to total loans	4.32%	4.80%
Allowance to non-performing loans	46.94%	36.31%
The Bank recorded a $0.6 million provision for loan losses in the three months ended September 30, 2012 compared to $7.0 million for the prior year period. Net charge-offs of $2.8 million were recognized compared to $7.0 million in the prior year period. The Bank recorded a $0.8 million provision for loan losses for the six month period compared to $12.2 million for the prior year period. For the six months ended September 30, 2012, net charge-offs of $4.2 million were recognized compared to $11.4 million in the prior year period. The charge-offs in both periods were primarily related to impaired loans and loans that moved to held for sale ("HFS"). The impact of the charge-offs to the provision was partially offset by a reduction in the allowance for loan losses, which was primarily due to reductions in loss experience and, to a lesser extent, a decline in loan balances.
At September 30, 2012, non-performing loans totaled $35.0 million, or 5.48% of total assets compared to $54.6 million or 8.5% of total assets at March 31, 2012. The ALLL was $16.4 million at September 30, 2012, which represents a ratio of the ALLL to non-performing loans of 46.94% compared to 36.31% at March 31, 2012. The ratio of the ALLL to total loans was 4.32% at September 30, 2012 down from 4.80% at March 31, 2012.

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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2012, loans classified as a TDR totaled $22.1 million.
At September 30, 2012, non-performing assets totaled $63.9 million, or 10.01% of total assets compared to $86.4 million, or 13.47% of total assets at March 31, 2012.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods:

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
$ in thousands	September 2012	June 2012	March 2012	December 2011	September 2011
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$6,094	$7,363	$6,988	$12,863	$14,335
Multifamily	1,724	1,790	2,923	2,619	9,106
Commercial real estate	14,145	16,487	24,467	26,313	16,088
Construction	4,258	4,658	11,325	17,651	31,526
Business	8,717	9,337	8,862	9,825	7,831
Consumer	15	—	23	4	36
Total non-accrual loans	34,953	39,635	54,588	69,275	78,922
Other non-performing assets (2):
Real estate owned	2,119	1,961	2,183	2,183	275
Loans held for sale	26,830	30,163	29,626	22,490	39,369
Total other non-performing assets	28,949	32,124	31,809	24,673	39,644
Total non-performing assets (3)	$63,902	$71,759	$86,397	$93,948	$118,566
Accruing loans contractually past maturity > 90 days (4)	$884	$—	$—	$—	$—
Non-performing loans to total loans	9.20%	10.17%	13.22%	15.12%	16.14%
Non-performing assets to total assets	10.01%	11.13%	13.47%	14.01%	17.49%
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of additional interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the current year period 10 non-performing loans with a fair value of $7.2 million were moved to held for sale. Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).These assets are recorded at the lower of their cost or fair value.

(2) Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure). These assets are recorded at the lower of their cost or fair value.

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. At September 30, 2012 there were $5.2 million TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.
Subprime Loans
In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined as those loans which have FICO scores of 660 or less). At September 30, 2012, the Bank had $12.9 million in subprime loans, or 3.4% of its total loan portfolio, of which $2.3 million are non-performing loans.
Non-Interest Income
Non-interest income increased $1.6 million, or 194.0%, to $2.4 million for the second quarter, compared to $0.8 million for the prior year quarter. The increase was primarily due to a $0.6 million gain on sale of a HFS loan and fee income of $0.6 million fee earned on a NMTC transaction.
Non-interest income increased $1.5 million, or 75.8%, to $3.4 million for the six month period, compared to $1.9 million for the prior year period. The majority of the increase was attributable to fee income received from a NMTC transaction, gains on sales of loans during the period and an increase in depository fees.
Non-Interest Expense

Non-interest expense decreased $0.7 million to $6.9 million in the fiscal year 2013 second quarter compared to $7.6 million the prior year quarter. Non-interest expense was lower in all categories with the largest decreases comprised of $0.4 million in compensation expenses, $0.3 million in collection expenses and charge-offs related to non-performing assets.
Non-interest expense decreased $1.7 million in the six month period to $13.5 million compared to $14.9 million in the prior year period. Non-interest expense was lower in all categories with the largest decreases comprised of $0.8 million in compensation expenses, $0.2 million in collection expenses and charge-offs related to non-performing assets and a decline of $0.1 million in FDIC premiums.

Income Tax Expense
The income tax expense was $36 thousand for the quarter ended September 30, 2012 compared to $185 thousand for the prior year period.
The income tax expense was $196 thousand for the six month period ended September 30, 2012 compared to $76 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2012 in Item 7A of the Company’s 2012 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at September 30, 2012 compared to March 31, 2012.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2012, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Controller (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

As of September 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of September 30, 2012 is effective using these criteria.
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
Carver Federal is a defendant in one lawsuit brought by a purported fifty percent loan participant on a multifamily loan, alleging gross negligence and breach of contract in the manner in which Carver Federal serviced the loan.  Plaintiff asserts damages in excess of $500,000.  Carver Federal brought a counter claim against the plaintiff and a third party complaint against the original loan participant seeking recovery of funds Carver Federal advanced on their behalf, such as real estate taxes, in connection with servicing of the multifamily loan.  In another matter, in September 2010, the New York State Department of Labor (“DOL”) Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by Carver Federal, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  Carver Federal requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  Carver Federal continues to believe it has a meritorious case and has recently filed an appeal with the Appeals Board.  In accordance with ASC Topic 450 Carver has accrued $415,000 for these lawsuits.

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

Recent hurricane-related events may have a negative impact on Carver's future earnings.
On October 29 and 30, 2012, the Company's market area experienced unprecedented damage due to Hurricane Sandy.  Although the extent of the damage and its impact on the Company cannot be determined at this time, the storm is expected to impair the ability of some borrowers to repay their loans and also adversely impact collateral values.  As a result, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No Company unregistered securities were sold by the Company during the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
The following exhibits are submitted with this report:

Exhibit 11.	Computation of Loss Per Share.

Exhibit 31.1	Certification of Chief Executive Officer.

Exhibit 31.2	Certification of Chief Accounting Officer.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibits 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Operations and Comprehensive Loss (iv) the Consolidated Statements Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements.(1)

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date: November 14, 2012	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	/s/ David L. Toner
David L. Toner
Senior Vice President & Controller (Principal Accounting Officer)