Form 10-Q
period 2012-12-31
CARVER BANCORP INC
filed 2013-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	3,695,320
Class	Outstanding at February 14, 2013

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	December 31, 2012	March 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$114,292	$89,872
Money market investments	7,558	1,825
Total cash and cash equivalents	121,850	91,697

Restricted cash	6,416	6,415
Investment securities:
Available-for-sale, at fair value	109,936	85,106
Held-to-maturity, at amortized cost (fair value of $10,191 and $11,774 at December 31, 2012 and March 31, 2012, respectively)	9,565	11,081
Total investments	119,501	96,187

Loans held-for-sale (“HFS”)	18,991	29,626
Loans receivable:
Real estate mortgage loans	330,655	367,611
Commercial business loans	33,535	43,989
Consumer loans	264	1,258
Loans, net	364,454	412,858
Allowance for loan losses	(14,483)	(19,821)
Total loans receivable, net	349,971	393,037
Premises and equipment, net	8,885	9,573
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,368	2,168
Accrued interest receivable	2,359	2,256
Other assets	9,297	10,271
Total assets	$640,638	$641,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Savings	$96,226	$101,079
Non-Interest Bearing Checking	61,676	67,202
NOW	25,044	28,325
Money Market	113,417	109,404
Certificates of Deposit	205,286	226,587
Total deposits	501,649	532,597
Advances from the FHLB-NY and other borrowed money	73,403	43,429
Other liabilities	9,986	8,585
Total liabilities	$585,038	$584,611

Stockholders’ equity:
Preferred stock, (par value $0.01, per share), 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,264 issued; 3,695,320 and 3,695,174 shares outstanding at December 31, 2012 and March 31, 2012, respectively)	61	61
Additional paid-in capital	55,574	54,068
Accumulated deficit	(45,125)	(45,091)
Non-controlling interest	95	2,751
Treasury stock, at cost (1,944 shares at December 31, 2012 and 2,090 and March 31, 2012, respectively).	(417)	(447)
Accumulated other comprehensive income	294	159
Total stockholders’ equity	55,600	56,619
Total liabilities and stockholders equity	$640,638	$641,230
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
$ in thousands	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Interest Income:
Loans	$5,325	$6,416	$16,398	$20,076
Mortgage-backed securities	215	279	783	1,018
Investment securities	349	114	857	340
Money market investments	38	102	156	151
Total interest income	5,927	6,911	18,194	21,585
Interest expense:
Deposits	868	1,069	2,750	3,012
Advances and other borrowed money	342	785	1,033	2,560
Total interest expense	1,210	1,854	3,783	5,572
Net interest income	4,717	5,057	14,411	16,013
(Release) provision for loan losses	(398)	113	386	12,290
Net interest income after provision for loan losses	5,115	4,944	14,025	3,723
Non-interest income:
Depository fees and charges	964	740	2,652	2,212
Loan fees and service charges	170	203	565	689
Loss on REO, net	—	(91)	(288)	(216)
Gain on sale of securities, net	60	—	60
Gain on sales of loans, net	1,109	19	1,714	154
New Market Tax Credit (“NMTC”) fees	—	—	625	—
Lower of cost or market adjustment on loans held for sale	—	(530)	—	(905)
Other	238	212	587	539
Total non-interest income	2,541	553	5,915	2,473
Non-interest expense:
Employee compensation and benefits	2,819	3,006	8,243	9,188
Net occupancy expense	910	903	2,684	2,805
Equipment, net	314	329	889	1,029
Data processing	326	216	842	596
Consulting fees	63	165	243	370
Federal deposit insurance premiums	320	369	994	1,177
Other	2,552	2,788	6,933	7,531
Total non-interest expense	7,304	7,776	20,828	22,696
Gain/(Loss) before income taxes	352	(2,279)	(888)	(16,500)
Income tax expense (benefit)	68	(1,004)	264	(927)
Net income/(loss) before attribution of noncontrolling interest	284	(1,275)	(1,152)	(15,573)
Non Controlling interest, net of taxes	(190)	(595)	(1,126)	687
Net income/(loss)	$474	$(680)	$(26)	$(16,260)

Other comprehensive income (loss), net of tax:
Change in unrealized gain/loss of securities available for sale	135	203	437	298
Change in pension obligations	—	—	(302)	—
Total other comprehensive income (loss), net of tax	135	203	135	298
Total comprehensive income (loss), net of tax	$609	$(477)	$109	$(15,962)

Earnings/(loss) per common share:
Basic	$0.13	$(0.26)	$(0.01)	$(16.81)
Diluted	$0.13	N/A	N/A	N/A
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2012
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance—March 31, 2012	$45,118	$61	$54,068	$(447)	$2,751	$(45,091)	$159	$56,619
Net loss	—	—	—	—	—	(26)	—	(26)
Other comprehensive income, net of taxes	—	—	—	—	—	—	135	135
Transfer between Non Controlling and Controlling Interest	—	—	1,530	—	(1,530)	—	—	—
Loss attributable to non controlling interest	—	—	—	—	(1,126)	—	—	(1,126)
Treasury stock activity	—	—	(24)	30	—	(8)	—	(2)
Balance— December 31, 2012	$45,118	$61	$55,574	$(417)	$95	$(45,125)	$294	$55,600
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

$ in thousands	Nine Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss before attribution of noncontrolling interests	$(1,152)	$(15,573)
Noncontrolling interest, net of taxes	(1,126)	687
Net loss	(26)	(16,260)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	386	12,290
Stock based compensation expense	—	54
Depreciation and amortization expense	844	1,060
Amortization of intangibles	—	76
Loss on real estate owned	288	216
Gain on sale of securities, net	(60)	—
Gain on sale of loans, net	(1,714)	(154)
Market adjustment on held for sale loans	—	905
Proceeds from sale of loans held-for-sale	20,576	26,102
Assets repurchased from third parties	(1,952)	—
(Increase) decrease in accrued interest receivable	(103)	500
Amortization and accretion of loan premiums and discounts and deferred charges	(308)	(210)
Amortization and accretion of premiums and discounts — securities	723	327
Decrease (increase) in other assets	2,125	(432)
Increase in other liabilities	83	1,047
Net cash provided by operating activities	20,862	25,521
INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(53,855)	(19,625)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	28,767	17,675
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	1,488	6,074
Originations of loans held-for-investment	(17,366)	(19,343)
Principal collections on loans	50,674	80,285
Proceeds on sale of loans	1,718	2,258
Increase in restricted cash	—	(6,415)
(Purchase)/redemption of FHLB-NY stock	(1,200)	(616)
Purchase of premises and equipment	(156)	(140)
Proceeds from sale of real estate owned	195	563
Net cash (used in) provided by investing activities	10,265	60,716
FINANCING ACTIVITIES
Net decrease in deposits	(30,948)	(75,503)
Net increase in FHLB-NY advances and other borrowings	29,974	796
Capital raise	—	51,432
Dividends paid	—	(364)
Net cash used in financing activities	(974)	(23,639)
Net (decrease) increase in cash and cash equivalents	30,153	62,598
Cash and cash equivalents at beginning of period	91,697	44,077
Cash and cash equivalents at end of period	$121,850	$106,675
Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$162	$349
Transfers from loans held-for-investment to loans held-for-sale	$8,884	$40,222
Cash paid for-
Interest	$3,480	$5,851
Income taxes	$49	$808
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
On October 25, 2011 Carver's stockholders voted to approve a 1-for-15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to non-cumulative non-voting participating preferred stock, Series D (“the Series D preferred stock”) and to common stock and to exchange the U.S. Treasury's (“Treasury”) Community Development Capital Initiative (“CDCI”) Series B preferred stock for common stock.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2012 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write-downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of the Statement of Operations and Comprehensive Income/Loss and a component of the Statement of Changes in Stockholders Equity. Following Financial Accounting Standards Board "FASB" guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss.

During fiscal 2013 and fiscal 2012, no impairment charges were recorded. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale are based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with note sales since March 31, 2011.

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

Loans are placed on non-accrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is not probable.  When a loan is placed on non-accrual status, any interest accrued but not received is reversed against interest income.  Payments received on a non-accrual loan are either applied to protective advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan.  A non-accrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectability is reasonably assured.

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

Allowance for Loan and Lease Losses (“ALLL”)
The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310. Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.
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

If the loan is determined to be not impaired, it is then placed in the appropriate pool of Criticized & Classified loans to be evaluated collectively for impairment. Loans determined to be impaired are then evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above. If it is determined that there is an impairment amount, the Bank then determines whether the impairment amount is permanent (that is a confirmed loss), in which case the loan is written down by the amount of the impairment, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

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

NOTE 3. EARNINGS (LOSS) PER SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Earnings/(loss) per common share
Net income/(loss)	$474	$(680)	$(26)	$(16,260)
Less: Capital Purchase Program "CPP" Preferred Dividends	—	—	—	288
Net income/(loss) available to common shareholders	$474	$(680)	$(26)	$(16,548)
Weighted average common shares outstanding	3,695,653	2,621,340	3,695,616	984,348
Basic earnings/(loss) per common share	$0.13	$(0.26)	$(0.01)	$(16.81)
Diluted earnings per common share	$0.13	N/A	N/A	N/A

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
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2012, the Bank had no securities classified as trading. At December 31, 2012, $109.9 million, or 92.0%, of the Bank’s mortgage-backed and other investment securities, were classified as available-for-sale. The remaining $9.6 million, or 8.0%, were classified as held-to-maturity.
The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2012:

$ in thousands	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,019	168	(182)	23,005
Federal Home Loan Mortgage Corporation	6,813	107	—	6,920
Federal National Mortgage Association	4,669	136	—	4,805
Other	50	—	—	50
Total mortgage-backed securities	34,551	411	(182)	34,780
U.S. Government Agency Securities	41,983	309	(42)	42,250
U.S. Government Securities	2,800	2	—	2,802
Corporates Bonds	1,911	111	—	2,022
Asset-backed Securities	15,252	97	—	15,349
Small Business Association	1,940	39	—	1,979
Other	10,691	63	—	10,754
Total available-for-sale	109,128	1,032	(224)	109,936
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	5,660	429	—	6,089
Federal Home Loan Mortgage Corporation	2,479	114	—	2,593
Federal National Mortgage Association	1,426	83	—	1,509
Total held-to-maturity mortgage-backed securities	9,565	626	—	10,191

Total securities	$118,693	$1,658	$(224)	$120,127

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2012:

$ in thousands	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$31,100	$269	$(23)	$31,346
Federal Home Loan Mortgage Corporation	7,468	8	(1)	7,475
Federal National Mortgage Association	7,214	50	(1)	7,263
Total mortgage-backed securities	45,782	327	(25)	46,084
U.S. Government Agency Securities	23,176	91	(63)	23,204
U.S. Government Securities	3,356	6	(1)	3,361
Corporate Bonds	1,890	58	—	1,948
Other	10,536	—	(27)	10,509
Total available-for-sale	84,740	482	(116)	85,106
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	6,659	473	—	7,132
Federal Home Loan Mortgage Corporation	2,794	134	—	2,928
Federal National Mortgage Association	1,628	86	—	1,714
Total held-to-maturity mortgage-backed securities	11,081	693	—	11,774
Total securities	$95,821	$1,175	$(116)	$96,880
The following table sets forth the unrealized losses and fair value of securities at December 31, 2012 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(88)	$7,720	$(94)	$7,090	$(182)	$14,810
U.S. Government Agency Securities	(42)	4,956	—	—	(42)	4,956
U.S. Government Securities	—	1,250	—	—	—	1,250
Total available-for-sale securities	(130)	13,926	(94)	7,090	(224)	21,016
The following table sets forth the unrealized losses and fair value of securities at March 31, 2012 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(25)	$13,699	$—	$—	$(25)	$13,699
U.S. Government Agency Securities	(63)	9,917	—	—	(63)	9,917
U.S. Government Securities	(1)	1,555	—	—	(1)	1,555
Others	(27)	9,973	—	—	(27)	9,973
Total available-for-sale securities	(116)	35,144	—	—	(116)	35,144

A total of 6 securities had an unrealized loss at December 31, 2012 compared to 14 at March 31, 2012. The majority of the securities in an unrealized loss position were mortgage-backed securities, U.S. Government Agency securities, and U.S. Treasury securities, representing 36.7%, 23.6% and 6% of total securities in an unrealized loss position that had an unrealized loss for less than 12 months at December 31, 2012. Two mortgage-backed securities representing 33.7% of those securities in an unrealized loss position had an unrealized loss for more than 12 months at December 31, 2012.

Given the U.S. government's guarantees of the mortgage-backed and agency securities and U.S. Treasury Notes, there is no reason to believe that these securities will experience permanent impairment. Management believes that these unrealized losses are a direct result of the current rate environment and will recover as the economic conditions improve.

For the quarter ended December 31, 2012, there were two Government National Mortgage Association securities that were impaired for more than 12 months. Management believes that these securities impairments are due to interest rate cycles and that the Bank intends to keep the securities in the portfolio for the foreseeable future. Given the Bank's ample liquidity, the bank also has the ability to hold these securities in the portfolio.

Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. At December 31, 2012, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at December 31, 2012, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$5,799	$5,802	0.35%
One through five years	6,895	7,058	1.90%
Five through ten years	29,313	29,456	1.54%
After ten years	67,121	67,620	1.36%
Total	109,128	109,936	1.39%

Held-to-maturity:
Five through ten years	191	199	3.91%
After ten years	9,374	9,992	4.00%
Total	$9,565	$10,191	4.00%
NOTE 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real-Estate, Construction, Business (including Small Business Administration) & Consumer and Other Loans.
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
The following is a summary of loans receivable, net of allowance for loan losses, and loans held for sale at December 31, 2012 and March 31, 2012.

$ in thousands	December 31, 2012		March 31, 2012
	Amount	Percent	Amount	Percent
Gross loans receivable:
One- to four-family	$61,953	16.92%	$66,313	15.99%
Multifamily	66,982	18.29%	78,859	19.01%
Commercial real estate	201,728	55.09%	207,505	50.02%
Construction	1,228	0.34%	16,471	3.97%
Business	34,021	9.29%	44,424	10.71%
Consumer and other (1)	264	0.07%	1,258	0.30%
Total loans receivable	$366,176	100.00%	$414,830	100.00%
Add:
Premium on loans	141		137
Less:
Deferred fees and loan discounts	(1,863)		(2,109)
Allowance for loan losses	(14,483)		(19,821)
Total loans receivable, net	$349,971		$393,037

Loans held-for-sale	$18,991		$29,626
(1) Includes personal loans

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the nine month period ended December 31, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs	2,103	226	1,149	151	2,152	3	5,784
Recoveries	—	—	—	22	34	4	60
Provision for Loan Losses	2,394	(4,155)	(921)	(1,403)	4,521	(50)	386
Ending Balance	$4,596	$1,028	$4,639	$—	$4,189	$31	$14,483
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	4,217	1,028	4,182	—	2,368	31	11,826
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	379	—	457	—	1,821	—	2,657
The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the nine month period ended December 31, 2012.
Loan Receivables Ending Balance	$61,726	$67,058	$200,641	$1,230	$33,519	$280	$364,454
Ending Balance: collectively evaluated for impairment	54,939	67,058	184,742	—	27,757	280	334,776
Ending Balance: individually evaluated for impairment	6,787	—	15,899	1,230	5,762	—	29,678

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the nine month period ended December 31, 2011.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	$23,148
Charge-offs	857	5,588	4,285	5,692	398	8	16,828
Recoveries	—	6	2	1,685	109	—	1,802
Provision for Loan Losses	1,143	7,047	6,089	(800)	(1,203)	14	12,290

Ending Balance	$3,209	$7,688	$5,805	$2,137	$1,473	$99	$20,411

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment as of March 31, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$4,098	$5,348	$6,177	$1,484	$1,685	$80	$18,872
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	207	61	532	48	101	—	949

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment as of March 31, 2012.
Loan Receivables Ending Balance	66,172	78,984	206,022	16,433	43,982	1,265	412,858

Ending Balance: collectively evaluated for impairment	63,866	77,976	185,249	10,346	38,124	1,265	376,826
Ending Balance: individually evaluated for impairment	2,306	1,008	20,773	6,087	5,858	—	36,032
The following is a summary of non-performing loans at December 31, 2012 and March 31, 2012.

$ in thousands	December 31, 2012	March 31, 2012
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$7,249	$6,988
Multifamily	483	2,923
Commercial real estate	18,872	24,467
Construction	1,230	11,325
Business	7,718	8,862
Consumer and other	14	23
Total non-accrual loans	$35,566	$54,588
Non-performing loans decreased to $35.6 million at December 31, 2012 from $54.6 million at March 31, 2012. The majority of the decline during the current nine month period ended December 31, 2012 related to 10 non-performing loans with a fair value of $9.9 million that were moved to held for sale, 5 TDR loans with a fair value of $1.7 million that were upgraded to performing as they had performed in accordance with their modified terms for six months and one construction loan with a fair value of $5 million that was paid off.
Non-performing loans at December 31, 2012, were comprised of $12.0 million of loans 90 days or more past due and non-accruing, $5.5 million of loans that are either performing or less than 90 days past due and have been deemed to be impaired and $18.0 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.
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

At December 31, 2012, other non-performing assets totaled $22.0 million which consists of other real estate owned and held-for-sale loans.  Other real estate owned of $3.0 million reflects nine foreclosed properties.

The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loan categories. Loans may be classified as "Pass," “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses.
One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one- to-four family residential loans and consumer and other loans are performing loans.

As of December 31, 2012, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows.

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$65,620	$161,665	$—	$20,032
Special Mention	—	3,740	—	4,300
Substandard	1,438	35,236	1,230	9,187
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$67,058	$200,641	$1,230	$33,519

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$54,477	$266
Non-Performing	7,249	14
Total	$61,726	$280

As of March 31, 2012, and based on the most recent analysis performed, the risk category by class of loans is as follows.

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$74,900	$167,606	$201	$25,963
Special Mention	381	1,456	6,108	4,954
Substandard	3,703	36,959	10,124	12,551
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	$78,984	$206,021	$16,433	$43,982

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$59,185	$1,242
Non-Performing	6,987	23
Total	$66,172	$1,265
The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2012.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired(1)	Non-performing TDR	Performing TDR (2)	Current	Total Financing Receivables
One-to-four family residential	$4,783	$574	$4,180	$9,537	$—	$3,069	$2,675	$46,445	$61,726
Multi-family mortgage	1,579	1,144	483	3,206	—	—	616	63,236	67,058
Commercial real estate	11,516	1,681	4,887	18,084	3,618	10,367	1,299	167,273	200,641
Construction	—	—	—	—	1,230	—	—	—	1,230
Business	576	1,713	2,465	4,754	686	4,567	509	23,003	33,519
Consumer and other	31	6	14	51	—	—	—	229	280
Total	$18,485	$5,118	$12,029	$35,632	$5,534	$18,003	5,099	$300,186	$364,454

(1) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.
(2) The performing TDR category details those loans that the Company has determined that the future collection of principal and interest is reasonably assured, this generally represents those borrowers who have performed according to the restructured terms for a period of at least six months.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2012. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well-secured and in the process of collection.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Impaired (1)	Non-performing TDR	Performing TDR (2)	Current	Total Financing Receivables
One-to-four family residential	$2,381	$—	$4,681	$7,062	$—	$2,306	$2,690	54,114	66,172
Multi-family mortgage	3,220	427	1,915	5,562	—	1,008	—	72,414	78,984
Commercial real estate	11,455	—	9,406	20,861	2,000	13,061	430	169,669	206,022
Construction	—	—	11,086	11,086	—	239	—	5,108	16,433
Business	3,937	954	4,353	9,244	81	4,428	341	29,888	43,982
Consumer and other	37	1	23	61	—	—	—	1,204	1,265
Total	$21,030	$1,382	$31,464	$53,876	$2,081	$21,042	$3,461	$332,397	$412,858

(1) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.
(2) The performing TDR category details those loans that the Company has determined that the future collection of principal and interest is reasonably assured, this generally represents those borrowers who have performed according to the restructured terms for a period of at least six months.

The following table presents information on impaired loans with the associated allowance amount, if applicable for the nine month period ended December 31, 2012 and the interest income recognized for the nine month periods ended December 31, 2012 and 2011.

	December 31, 2012						December 31, 2011
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance		Interest income recognized	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	$1,111	$1,111	$—	$659		$38	$2,176	$39
Multi-family mortgage	—	—	—	—		5	196	18
Commercial real estate	8,660	9,348	—	7,402		191	6,202	4
Construction	1,230	1,492	—	2,743		53	10,139	804
Business	1,192	2,131	—	1,064		41	4,942	156
Consumer and other	—	—	—	—		—	—	—
Total	$12,193	$14,082	$—	$11,868		$328	$23,655	$1,021

With an allowance recorded:
One-to-four family residential	$5,676	$6,229	$379	$4,197		$54	$7,171	$91
Multi-family mortgage	—	—	—	339		—	4,427	70
Commercial real estate	7,239	7,986	457	6,732		155	12,118	231
Construction	—	—	—	—		—	2,606	—
Business	4,570	4,570	1,821	4,593		254	1,592	106
Consumer and other	—	—	—	—	—	—	—	—
Total	$17,485	$18,785	$2,657	$15,861		$463	$27,914	$498

Total impaired loans by type:
One-to-four family residential	$6,787	$7,340	$379	$4,856		$92	$9,347	$130
Multi-family mortgage	—	—	—	339		5	4,623	88
Commercial real estate	15,899	17,334	457	14,134		346	18,320	235
Construction	1,230	1,492	—	2,743		53	12,745	804
Business	5,762	6,701	1,821	5,657		295	6,534	262
Consumer and other	—	—	—	—		—	—	—
Total	$29,678	$32,867	$2,657	$27,729		$791	$51,569	$1,519

The following table presents information on impaired loans and non-performing TDR loans ($21.0 million) with the associated allowance amount, if applicable at March 31, 2012.

As of March 31, 2012
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	$628	$628	$—
Multi-family mortgage	194	194	—
Commercial real estate	6,304	6,304	—
Construction	5,406	5,670	—
Business	4,983	5,417	—
Consumer and other	—	—	—
Total	$17,515	$18,213	$—

With an allowance recorded:
One-to-four family residential	$1,679	$1,760	$207
Multi-family mortgage	814	879	61
Commercial real estate	14,469	15,068	532
Construction	681	1,613	48
Business	1,089	1,776	101
Consumer and other	—	—	—
Total	$18,732	$21,096	$949

Total impaired loans by type:
One-to-four family residential	$2,307	$2,388	$207
Multi-family mortgage	1,008	1,073	61
Commercial real estate	20,773	21,372	532
Construction	6,087	7,283	48
Business	6,072	7,193	101
Consumer and other	—	—	—
Total	$36,247	$39,309	$949

In certain circumstances,  loan modifications involve a troubled borrower to whom the Bank may grant a modification. Situations around modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC 310-40 and the related allowance under ASC 310-10-35. Loans modified in TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

There were no modifications made during the three month period ended December 31, 2012.
The following table presents an analysis of those loan modifications that were classified as TDRs during the nine month period ended December 31, 2012.

	Modifications to loans during the nine month period ended
	December 31, 2012

$ in thousands	Number of loans	Pre- modification outstanding recorded investment	Recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family residential	2	1,415	536	6.52%	6.31%
Commercial real estate	2	1,061	1,060	12.02%	12.02%
Business	4	2,242	2,210	7.44%	7.44%
	8	4,718	3,806
In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as rate reductions or forbearance agreements. For the nine month period ended December 31, 2012, one loan of $0.5 million was modified with an interest rate concession of 1.25% and one loan which recorded a charge off of $0.9 million. There were three modifications with interest rate concessions of 5.0% made on a $0.9 million loan, 3.2% made on a $1.9 million loan and 0.125% made on a $0.6 million loan during the nine month period ended December 31, 2011.
For the period ended December 31, 2012, Carver had one commercial real estate loan with an outstanding balance of $2.4 million that had been modified and subsequently defaulted within the last twelve months.
For the nine month period period ended December 31, 2012 there were eleven loans in the TDR portfolio totaling 5.1 million that were on accrual status as they had performed within their modified terms for a consecutive six month period.
At December 31, 2012 and 2011, there were no loans to officers or directors of the Company.

NOTE 7. INCOME TAXES
The components of income tax expense for the nine months ended December 31, 2012 are as follows:

$ in thousands	December 31, 2012
Federal income tax expense (benefit):
Current	$123
Deferred	(1,529)
Valuation Allowance	1,529
123
State and local income tax expense (benefit):
Current	141
Deferred	181
Valuation Allowance	(181)
141

Total income tax expense:	$264

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the nine months ended December 31, 2012:

$ in thousands	December 31, 2012
	Amount	Percent
Statutory Federal income tax	$81	34.0%
State and local income taxes, net of Federal tax benefit	(6)	(2.5)%
General business credit	(24)	(10.2)%
Valuation allowance	1,348	565.5%
Adjustment to DTA due to Section 382 limitation	(1,363)	(571.7)%
Other	228	95.6%
Total income tax expense	$264	110.7%

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.4 million.  Based on management's calculations the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $4.7 million. A full valuation allowance for the remaining net deferred tax asset of $22.7 million has been recorded.

At December 31, 2012, the Company had net operating loss carryforwards for federal purposes of approximately $19.2 million, for state purposes of approximately $34.4 million and for city purposes of approximately $29.4 million, which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2032.

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
The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2012, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

$ in thousands	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$419	$419
Investment securities:
Available for sale:
U.S. Government Securities	2,802	—	—	2,802
Government National Mortgage Association	—	23,005	—	23,005
Federal Home Loan Mortgage Corporation	—	6,920	—	6,920
Federal National Mortgage Association	—	4,805	—	4,805
Asset-Backed Securities	—	15,349	—	15,349
Corporates	—	2,022	—	2,022
Other	—	54,983	50	55,033
Total available for sale securities	$2,802	$107,084	$50	$109,936
Total assets	$2,802	$107,084	$469	$110,355

$ in thousands	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets:
Mortgage servicing rights	$—	$—	$491	$491
Investment securities:
Available for sale:
U.S. Government Securities	3,361	—	—	3,361
Government National Mortgage Association	—	27,612	—	27,612
Federal Home Loan Mortgage Corporation	—	5,305	—	5,305
Federal National Mortgage Association	—	6,141	—	6,141
Corporates	—	1,949	—	1,949
Other	—	40,686	52	40,738
Total available for sale securities	$3,361	$81,693	$52	$85,106
Total assets	$3,361	$81,693	$543	$85,597

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available for sale securities. Level 3 assets accounted for 0.1% of the Company’s total assets at December 31, 2012 and March 31, 2012.
 The Company reviews and updates the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next that are related to the observable inputs to a fair value measurement may result in a reclassification from one hierarchy level to another.
Below is a description of the methods and significant assumptions utilized in estimating the fair value of available-for-sale securities and MSR:

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
In the nine month period ended December 31, 2012, there were no transfers of investments between the Level 1 and Level 2 categories.
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
The following table includes a roll-forward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2012 and 2011:

$ in thousands		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2012
	Beginning balance, April 1, 2012		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2012

Securities Available for Sale	$52	$—	$(2)	$—	$50	$—

Mortgage Servicing Rights	491	(72)	—	—	419	(68)
(1) Includes net servicing cash flows and the passage of time.

$ in thousands		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2011
	Beginning balance, April 1, 2011		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2011

Securities Available for Sale	$45	—	—	—	$45	—

Mortgage Servicing Rights	626	(117)	—	—	509	(106)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2012 and March 31, 2012 and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

$ in thousands	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$18,991	$—	$18,991
Impaired loans with a specific reserve allocated	$—	$—	$11,971	$11,971

$ in thousands	Fair Value Measurements at March 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$29,626	$—	$29,626
Impaired loans with a specific reserve allocated	$—	$—	$17,784	$17,784
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held for sale for the period ended December 31, 2012 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with note sales since March 31, 2011.
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

The carrying amounts and estimated fair values of the Bank’s financial instruments at December 31, 2012 and March 31, 2012 are as follows:

$ in thousands	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$121,850	$121,850	$121,850	$—	$—
Restricted cash	6,416	6,416	6,416	—	—
Securities available-for-sale	109,936	109,936	2,802	107,084	50
FHLB Stock	3,368	3,368	—	3,368	—
Securities held-to-maturity	9,565	10,191	—	10,191	—
Loans receivable	349,971	357,012	—	—	357,012
Loans held-for-sale	18,991	18,991	—	18,991	—
Accrued interest receivable	2,359	2,359	—	2,359	—
Mortgage servicing rights	419	419	—	—	419
Financial Liabilities:
Deposits	$501,649	$495,952	$289,613	$206,339	$—
Advances from FHLB of New York	55,000	55,895	—	55,895	—
Other borrowed money	18,403	18,897	—	18,897	—

$ in thousands	March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	$—	$—
Restricted cash	6,416	6,415	6,415	—	—
Securities available-for-sale	85,106	85,106	3,361	81,693	52
FHLB Stock	2,168	2,168	—	2,168	—
Securities held-to-maturity	11,081	11,774	—	11,774	—
Loans receivable	393,037	398,258	—	—	398,258
Loans held-for-sale	29,626	29,626	—	29,626	—
Accrued interest receivable	2,256	2,256	—	2,256	—
Mortgage servicing rights	491	491	—	—	491
Financial Liabilities:
Deposits	$532,597	$524,535	$305,196	$219,339	$—
Advances from FHLB of New York	25,026	26,331	—	26,331	—
Other borrowed money	18,403	18,886	—	18,886	—

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

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or market value and are classified as Level 2. The valuation methodology for loans held-for-sale are based upon amounts offered or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with note sales since March 31, 2011.

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
Advances from FHLB-NY and Other borrowed money

The fair values of advances from the Federal Home Loan Bank of New York and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities and are classified as Level 2.
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of December 31, 2012 and March 31, 2012. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.
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
NOTE 10. VARIABLE INTEREST ENTITIES

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp, Inc. for financial reporting purposes.  Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $400 thousand of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc.  Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.

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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, is presented below:

$ in thousands	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	33,349	—	33,349	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,992	15,992	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,568	10,568	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,901	20,901	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,855	10,855	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,419	12,419	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,471	12,471	—	1	—	4,875	4,876

Total	$5,850	$149,000	$33,349	$119,894	$153,242	$13,000	$409	$—	$50,310	$63,719
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed below.
The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred $19.0 million of rights to an investor in a NMTC project. The entity was called CDE-10.

With respect to the remaining $40.0 million of the original NMTC award, the Bank has established various special purpose entities (CDE's 1-9,11-12) through which its investments in NMTC eligible activities are conducted.  As the Bank is exposed to all of the expected losses and residual returns from these investments under ASC topic 810, the Bank has determined it has a controlling financial interest and is the primary beneficiary of these entities. During December 2010, Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash.

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

In May 2009, the Bank received a second NMTC award in the amount of $65.0 million. During the period from December 2009 to December 2010, the Bank transferred rights to investors in NMTC projects (entities CDE 13-19). The Bank has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

In August 2011, the Bank received a third NMTC award in the amount of $25.0 million. In January 2012 and September 2012, the Bank transferred rights to investors in NMTC projects (CDE 20 and 21).  The Bank has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

The Bank has established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of December 31, 2012 there have been no activities in these entities.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”).  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any effect on the Company's consolidated statement of condition or results of operations.

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
Overview

Carver Bancorp, Inc., a Delaware corporation (the “Company”) is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its ten branches and eight stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's "Outstanding" rating, awarded by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in 2009. The examination report noted that 76.1% of Carver's community development lending and 55.4% of Carver's Home-Owners Mortgage Disclosure Act (“HMDA”) reportable loan originations were within low- to moderate-income geographies, which far exceeded peer institutions. The Bank had approximately $640.6 million in assets as of December 31, 2012 and employed approximately 128 employees as of December 31, 2012.

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

The Bank's primary market area for deposits consists of the areas served by its ten branches in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank's branches are located have historically been low- to moderate-income areas. The Bank's primary lending market includes Kings, New York, Bronx and Queens counties in New York City, and lower Westchester County, New York.  Although the Bank's branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas.  Management believes that this competition had become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the CRA and more recently due to the decline in demand for loans by qualified borrowers. Carver Federal's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings institutions and mortgage banking companies. The Bank's most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank's competitors have substantially greater resources and offer a wider array of financial services and products.  This, combined with competitors' larger presence in the New York market, add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.

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
New Markets Tax Credit Award

The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating the revitalization of the community, pursuant to the goals of the NMTC program.  The NMTC award provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income.

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive its first award of $59.0 million in New Markets Tax Credits. Carver Federal invested a portion of its award in December 2006 and by December 2008 the Banks allocation was fully invested. In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entities holding the qualified investments for a cash payment of $6.7 million from a special purpose entity, controlled by an unrelated investor, set up to acquire these equity interests. CCDC continues to provide certain administrative services to the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. CCDC received a second NMTC award of $65.0 million in May 2009, and a third award of $25.0 million in August 2011.  During the period of December 2009 to September 2012, the Bank transferred rights to investors in various NMTC projects.  While providing funding to the investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance, therefore it is not the primary beneficiary of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  The $65.0 million of the second award and the $25.0 million of the third award have been fully deployed.
The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	33,349	—	33,349	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,992	15,992	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,568	10,568	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,901	20,901	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,855	10,855	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,419	12,419	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,471	12,471	—	1	—	4,875	4,876
Total	$5,850	$149,000	$33,349	$119,894	$153,242	$13,000	$409	$—	$50,310	$63,719
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

Critical Accounting Policies
Note 2 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2012 included in its 2012 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodology for determining the allowance for loan losses and the evaluation of realization of deferred tax assets involve a high degree of complexity and require management to make subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2012 Form 10-K.
Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of the Comptroller of the Currency on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Topic 450 and ASC Topic 310.

Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are generally comprised of actual losses for the most recent four quarters as a percentage of each respective Loan Type plus nine qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

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

1.The present value of expected future cash flows discounted at the loan's effective interest rate,
2.The loan's observable market price; or
3.The fair value of the collateral if the loan is collateral dependent.

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
Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2012, the Bank does not have any securities that are classified as having other than temporary impairment in its investment portfolio.
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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $27.4 million.  Based on management's calculations the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $4.7 million. A full valuation allowance for the remaining net deferred tax asset of $22.7 million has been recorded.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2012, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that ocurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended December 31, 2012.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.
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

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis. The Bank was in compliance with this policy as of December 31, 2012.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $30.0 million during the nine months ended December 31, 2012. At December 31, 2012, the Bank had $55.0 million in borrowings with a weighted average rate of 1.64% maturing over the next three years. Due to the recent deterioration in asset quality, the FHLB-NY has limited new borrowings to a term of thirty days. At December 31, 2012, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $26.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2012 and 2011, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $121.9 million and $106.7 million, respectively.
The most significant potential liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Because Carver Federal generally sells its one-to-four family 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity. Carver Federal is also at risk to deposit outflows. The Transaction Account Guarantee program (“TAG”) which provides temporary unlimited deposit insurance coverage on noninterest-bearing accounts expired on December 31, 2012. Carver Federal believes that the impact on noninterest-bearing deposits will be minimal.
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2012 total cash and cash equivalents increased $30.2 million reflecting cash used in financing activities of $1.0 million, cash provided by operating activities of $20.9 million, and cash provided by investing activities of $10.3 million.
Net cash used in financing activities was $1.0 million, primarily resulting from decreases in deposits of $30.9 million which was offset by a net increase in borrowed funds of $30.0 million. Net cash provided by operating activities during this period was $20.9 million and was primarily the result of proceeds on the held for sale loans that were sold during the nine month period. Net cash provided by investing activities was $10.3 million and was primarily the result of loan pay downs and payoffs of $50.7 million, loan sales of $1.7 million and investment paydowns of $28.8 million which was offset by $53.9 million of investment purchases and $17.4 million of originations of held for investment loans.
The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at December 31, 2012 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at December 31, 2012	$64,765	$64,765	$64,765
Add:
General valuation allowances	—	—	4,982
Qualifying subordinated debt	—	—	5,000
Other	493	493	493
Deduct:
Unrealized gains on securities available-for-sale, net	830	830	830
Goodwill and qualifying intangible assets, net	—	—	—
Regulatory Capital	$64,428	$64,428	$74,410
Minimum Capital requirement	57,640	50,567	50,567
Regulatory Capital Excess	$6,788	$13,861	$23,843
Capital Ratios	10.06%	16.56%	19.13%
Bank Regulatory Matters
On February 10, 2011, the Bank and the Company consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision (“OTS”). The OTS issued these Orders based upon its findings that the Company is operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it is operating with an excessive level of adversely classified assets and that its earnings are inadequate to augment its capital.

On June 29, 2011, the Company raised $55.0 million of capital. The $55.0 million resulted in a $51.4 million increase in liquidity net of the effect of various expenses associated with the capital raise. On June 30, 2011 the Company downstreamed $37 million to the Bank. During December 2011, the Company downstreamed another $7.0 million to the Bank. However, no assurances can be given that the amount of capital raised is sufficient to absorb the losses emanating from the Bank's loan portfolio. Should the losses be greater than expected additional capital may be necessary in the future.
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. The Bank's capital level now exceeds regulatory requirements, with a Tier 1 leverage capital ratio of 10.06% versus the required 9% and total risk-based capital ratio of 19.13% versus the required 13%.
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

Comparison of Financial Condition at December 31, 2012 and March 31, 2012
Assets
At December 31, 2012, total assets decreased $0.6 million, or 0.09%, to $640.6 million, compared to $641.2 million at March 31, 2012. The overall change was primarily due to decreases in the loan portfolio of $48.4 million, the allowance for loan losses of $5.3 million and loans HFS of $10.6 million. These decreases were offset by an increases in cash and cash equivalents of $30.2 million and $23.3 million in the investment portfolio.
Investment securities increased $23.3 million to $119.5 million at December 31, 2012 compared to $96.2 million at March 31, 2012. This change reflected an increase of $24.8 million in available-for-sale securities and a $1.5 million decrease in held-to-maturity securities as the Company continues to diversify its investment portfolio to increase interest earning assets.
Net loans receivable decreased $48.4 million, or 11.7% , to $364.5 million at December 31, 2012 compared to $412.9 million at March 31, 2012. $50.0 million of principal repayments and loan payoffs across all loan classifications comprised the majority of the decrease, with the largest declines in multi-family, commercial and construction loans. An additional $9.1 million in loans were transferred from held for investment to HFS and $5.7 million in principal charge offs. Decreases were partially offset by loan originations and advances of $17.4 million. The decrease of $5.3 million in the allowance for loan losses is due to stabilization in valuations of the non performing loans and the decrease in loan balances.
HFS loans decreased $10.6 million. The Company continued to take aggressive steps to resolve troubled loans. During the year, $9.1 million in loans, net of charge-offs, transferred into the held for sale portfolio from the held for investment portfolio. This increase was offset by $19.7 million of sales and paydowns.

Liabilities and Stockholders’ Equity
Total liabilities increased $0.4 million, or 0.1%, to $585.0 million at December 31, 2012 compared to $584.6 million at March 31, 2012. The increase is due to an increase in short-term borrowings of $30.0 million and an increase in other liabilities of $1.4 million partially offset by reductions in deposits of $30.9 million.
Deposits decreased $30.9 million, or 5.8%, to $501.6 million at December 31, 2012 compared to $532.6 million at March 31, 2012 due principally to $10 million of planned withdrawals from non-interest bearing control disbursements accounts and management's decision to release higher cost certificates of deposit.
Advances from the FHLB-NY and other borrowed money increased $30.0 million, or 69.0%, to $73.4 million at December 31, 2012 compared to $43.4 million at March 31, 2012 as the Company added short-term borrowings during the nine month period to replace previously terminated long-term borrowings.
Total stockholders equity decreased $1.0 million, or 1.8%, to $55.6 million at December 31, 2012 compared to $56.6 million at March 31, 2012. The decline reflects the quarter's net loss before taxes (excluding noncontrolling interest) of $0.9 million and other comprehensive income of $0.1 million.

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

The economic environment is uncertain regarding future interest rate trends.  Management monitors the Company's cumulative gap position, which is the difference between the sensitivity to rate changes of the Company's interest-earning assets and interest-bearing liabilities.  In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.

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
Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Fiscal 2012 Form 10-K. See the table below for the Bank’s outstanding lending commitments and contractual obligations at December 31, 2012.
The following table reflects the outstanding commitments as of December 31, 2012:

$ in thousands
Commitments to fund construction and mortgage loans	$14,709
Commitments to fund commercial and consumer loans	4,400
Lines of credit	3,295
Letters of credit	334
Total	$22,738

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2012 and 2011
Overview
The Company reported net income of $0.5 million for the third quarter of fiscal 2013 compared to net loss of $0.7 million for the third quarter of fiscal 2012. Earnings per share for the quarter was $0.13 compared to a net loss per share of $0.26 for the third quarter of fiscal 2012. The primary drivers of the net income versus the loss in the prior year period were gains on sales of loans held for sale (“HFS”) and a negative loan loss provision in the current quarter versus a build in the prior year.
The following table reflects selected operating ratios for the three and nine months ended December 31, 2012 and 2011:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
Selected Financial Data:	2012	2011	2012	2011
Return on average assets (1)	0.31%	(0.42)%	(0.01)%	(4.81)%
Return on average stockholders' equity (2)	3.46%	(4.27)%	(0.14)%	(58.71)%
Net interest margin (3)	3.14%	3.12%	3.14%	3.19%
Interest rate spread (4)	2.96%	2.79%	2.94%	2.83%
Efficiency ratio (5)	100.63%	138.60%	102.47%	122.77%
Operating expenses to average assets (6)	4.79%	4.75%	10.08%	6.72%
Average stockholders' equity to average assets (7)	9.00%	9.72%	8.96%	8.20%
Average interest-earning assets to average interest-bearing liabilities	1.24x	1.17x	1.24x	1.23x
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
Net interest income decreased $0.3 million to $4.7 million for the three months ended December 31, 2012 compared to $5.0 million for the comparative prior year period. The variance was predominantly in interest income on loans, which declined $1.1 million, partially offset by a decrease in interest expense on borrowings of $0.4 million.
Net interest income decreased $1.6 million to $14.4 million for the nine months ended December 31, 2012 compared to $16.0 million for the comparative prior year period. The variance was predominantly in interest income on loans, which declined $3.7 million, partially offset by an increase in interest income of $0.3 million on investments and a decrease in interest expense on borrowings of $1.5 million.

The following tables sets forth, for the periods indicated, certain information about average balances of the Company’s interest-earning assets and interest-bearing liabilities and their related average yields and the average costs for the three and nine months ended December 31, 2012 and 2011. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

$ in thousands	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$404,613	$5,325	5.26%	$507,153	$6,416	5.06%
Mortgaged-backed securities	46,251	215	1.86%	44,246	279	2.52%
Investment securities	73,392	267	1.46%	24,169	81	1.33%
Restricted Cash Deposit	6,415	—	0.03%	6,397	—	0.03%
Equity securities (2)	2,545	23	3.60%	2,655	30	4.42%
Other investments and federal funds sold	66,899	97	0.58%	63,309	105	0.66%
Total interest-earning assets	600,115	5,927	3.95%	647,929	6,911	4.27%
Non-interest-earning assets	9,273			6,921
Total assets	$609,388			$654,850

Interest Bearing Liabilities:
Deposits:
NOW demand	$25,054	$10	0.16%	$27,191	$11	0.16%
Savings and clubs	97,391	64	0.26%	102,960	68	0.26%
Money market	112,044	201	0.71%	83,690	251	1.19%
Certificates of deposit	204,609	582	1.13%	193,358	728	1.49%
Mortgagors deposits	2,282	11	1.92%	2,309	11	1.89%
Total deposits	441,380	868	0.78%	409,508	1,068	1.04%
Borrowed money	43,737	342	3.11%	88,679	785	3.51%
Total interest-bearing liabilities	485,117	1,210	0.99%	498,187	1,853	1.48%
Non-interest-bearing liabilities:
Demand	60,117			84,585
Other liabilities	9,329			8,449
Total liabilities	554,563			591,221
Minority Interest				—
Stockholders’ equity	54,825			63,629
Total liabilities & stockholders’ equity	$609,388			$654,850
Net interest income		$4,717			$5,058
Average interest rate spread			2.96%			2.79%

Net interest margin			3.14%			3.12%
(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

$ in thousands	For the Nine Months Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$416,306	$16,398	5.25%	$545,267	$20,076	4.91%
Mortgaged-backed securities	51,418	783	2.03%	48,631	1,018	2.79%
Investment securities	57,776	599	1.38%	23,773	218	1.22%
Restricted Cash Deposit	6,415	1	0.03%	6,969	2	0.03%
Equity securities (2)	2,545	70	3.64%	2,867	111	5.14%
Other investments and federal funds sold	77,438	343	0.59%	44,877	160	0.47%
Total interest-earning assets	611,898	18,194	3.96%	672,384	21,585	4.28%
Non-interest-earning assets	8,139			3,015
Total assets	$620,037			$675,399

Interest Bearing Liabilities:
Deposits:
Now demand	$26,016	$31	0.16%	$26,451	$32	0.16%
Savings and clubs	99,495	197	0.26%	105,112	208	0.26%
Money market	110,241	598	0.72%	76,232	608	1.06%
Certificates of deposit	212,432	1,894	1.19%	198,780	2,135	1.43%
Mortgagors deposits	2,193	30	1.82%	2,392	30	1.66%
Total deposits	450,377	2,750	0.81%	408,967	3,013	0.98%
Borrowed money	43,857	1,033	3.13%	99,806	2,561	3.41%
Total interest-bearing liabilities	494,234	3,783	1.02%	508,773	5,574	1.45%
Non-interest-bearing liabilities:
Demand	62,057			103,069
Other liabilities	8,160			8,162
Total liabilities	564,451			620,004
Stockholders' equity	55,586			55,395
Total liabilities & stockholders' equity	$620,037			$675,399
Net interest income		$14,411			$16,011

Average interest rate spread			2.94%			2.83%

Net interest margin			3.14%			3.18%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
Interest Income
Interest income decreased $1.0 million, or 14.2%, to $5.9 million in the third quarter, compared to the prior year quarter, with the decrease primarily attributed to a $102.5 million, or 20.2%, decrease in average loans. Although the average yield on loans increased 20 basis points to 5.26% from 5.06%, the decrease in average loans reduced total interest income on loans. The average yield on mortgage-backed securities fell 66 basis points to 1.86% from 2.52% during the quarter, as higher yielding securities experienced early payoffs and were replaced with lower yielding securities. Interest income and net interest margin will continue to be under pressure until average loan balances increase due to the low yields available on alternative earning assets.

Interest income decreased $3.4 million, or 15.71%, to $18.2 million in the nine month period, compared to the prior year period, with the decrease primarily attributed to a $129.0 million, or 23.7%, decrease in average loans. Although the average yield on loans increased 34 basis points to 5.25% from 4.91%, which was directly related to a reduction in non-performing loans. The decline in average loan balances did, however, decrease total interest income on loans. The average yield on mortgage-backed securities fell 76 basis points to 2.03% from 2.79% during the period, as higher yielding securities experienced early payoffs and were replaced with lower yielding investment securities.
Interest Expense
Interest expense decreased by $0.7 million, or 34.7%, to $1.2 million for the third quarter, compared to $1.9 million for the prior year quarter. The decrease was primarily due to a decline in borrowing expense of $0.4 million as $40 million in borrowings were prepaid in March 2012. The decrease in interest expense reflects a 49 basis point decrease in the average cost of interest-bearing liabilities to 0.99% for the third quarter, compared to an average cost of 1.48% for the prior year period.
Interest expense decreased $1.8 million, or 32.1%, to $3.8 million for the nine month period, compared to $5.6 million for the prior year period as lower cost deposits replaced more expensive borrowings. The average yield on interest bearing liabilities decreased 41 basis points to 1.02% for the nine months ended December 31, 2012.

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
The following table summarizes the activity in the ALLL for the nine month period ended December 31, 2012 and fiscal year-end March 31, 2012 (dollars in thousands):

	Nine Months Ended December 31, 2012	Fiscal Year Ended March 31, 2012	Nine Months Ended December 31, 2011
Beginning Balance	$19,821	$23,147	23,147
Less: Charge-offs	(5,784)	(21,935)	(16,827)
Add: Recoveries	60	2,267	1,802
Provision for Loan Losses	386	16,342	12,290
Ending Balance	$14,483	$19,821	20,412
Ratios:
Net charge-offs to average loans outstanding	1.37%	3.74%	2.76%
Allowance to total loans	3.97%	4.80%	4.46%
Allowance to non-performing loans	40.72%	36.31%	29.47%
The Bank recorded a $0.4 million release of loan loss reserves for the three months ended December 31, 2012 compared to $0.1 million provision for the prior year period. Net charge-offs of $1.5 million were recognized compared to $1.1 million in the prior year period. The Bank recorded a $0.4 million provision for loan losses for the nine month period compared to $12.3 million for the prior year period. For the nine months ended December 31, 2012, net charge-offs of $5.7 million were recognized compared to $15.0 million in the prior year period. The charge-offs in both periods were primarily related to impaired loans and loans that moved to held for sale ("HFS"). The impact of the charge-offs to the provision was partially offset by a reduction in the allowance for loan losses following reductions in loss experience and, to a lesser extent, a decline in loan balances.
At December 31, 2012, non-performing loans totaled $35.6 million, or 5.6% of total assets compared to $54.6 million or 8.5% of total assets at March 31, 2012. The ALLL was $14.5 million at December 31, 2012, which represents a ratio of the ALLL to non-performing loans of 40.72% compared to $19.8 million which represents a ratio of 36.31% at March 31, 2012. The ratio of the ALLL to total loans was 3.97% at December 31, 2012 down from 4.8% at March 31, 2012.

Non-performing Assets
Non-performing assets consist of non-accrual loans, loans held for sale and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the SBA. Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2012, loans classified as a TDR totaled $23.1 million.
At December 31, 2012, non-performing assets totaled $57.6 million, or 8.98% of total assets compared to $86.4 million, or 13.47% of total assets at March 31, 2012.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods:

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
$ in thousands	December 2012	September 2012	June 2012	March 2012	December 2011
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One- to four-family	$7,249	$6,094	$7,363	$6,988	$12,863
Multifamily	483	1,724	1,790	2,923	2,619
Commercial real estate	18,872	14,145	16,487	24,467	26,313
Construction	1,230	4,258	4,658	11,325	17,651
Business	7,718	8,717	9,337	8,862	9,825
Consumer	14	15	—	23	4
Total non-accrual loans	35,566	34,953	39,635	54,588	69,275
Other non-performing assets (2):
Real estate owned	2,996	2,119	1,961	2,183	2,183
Loans held for sale	18,991	26,830	30,163	29,626	22,490
Total other non-performing assets	21,987	28,949	32,124	31,809	24,673
Total non-performing assets (3)	$57,553	$63,902	$71,759	$86,397	$93,948
Accruing loans contractually past maturity > 90 days (4)	$—	$884	$—	$—	$—
Non-performing loans to total loans	9.76%	9.20%	10.17%	13.22%	15.12%
Non-performing assets to total assets	8.98%	10.01%	11.13%	13.47%	14.01%
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of contractual interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the current year period 10 non-performing loans with a fair value of $7.2 million were moved to held for sale.

(2) Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held for sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure). These assets are recorded at the lower of their cost or fair value.

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. At December 31, 2012 there were $5.1 million TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.
Subprime Loans
In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans which have FICO scores of 660 or less). At December 31, 2012, the Bank had $11.2 million in subprime loans, or 3.1% of its total loan portfolio, of which $2.3 million are non-performing loans.
Non-Interest Income
Non-interest income increased $1.9 million, or 359.5%, to $2.5 million for the third quarter, compared to $0.6 million for the prior year quarter. The increase was primarily due to $1.1 million gains on sale of HFS loans and $60 thousand in capital gains on the Company's investment portfolio. Non-interest income in the prior period was impacted by HFS valuation adjustments of $0.5 million.
Non-interest income increased $3.4 million, or 139.2%, to $5.9 million for the nine month period, compared to $2.5 million for the prior year period. The majority of the increase was attributable to gains on sales of loans, fee income received from a New Market Tax Credit (“NMTC”) transaction and an increase in depository fees. Non-interest income in the prior year period was impacted by HFS valuation adjustments of $0.9 million.
Non-Interest Expense
Non-interest expense decreased $0.5 million to $7.3 million in the fiscal year 2013 third quarter compared to $7.8 million in the prior year quarter. Non-interest expense was lower in all categories except data processing with the largest decreases comprised of $0.2 million in compensation expenses and $0.1 million in consulting fees.
Non-interest expense decreased $1.9 million in the nine month period to $20.8 million compared to $22.7 million in the prior year period. Non-interest expense was lower in all categories except data processing with the largest decreases comprised of $0.9 million in compensation expenses and a decline of $0.2 million in FDIC premiums.

Income Tax Expense
The income tax expense was $68 thousand for the quarter ended December 31, 2012 compared to a benefit of $1.0 million for the prior year period.
The income tax expense was $264 thousand for the nine month period ended December 31, 2012 compared to a benefit of $927 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2012 in Item 7A of the Company’s 2012 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at December 31, 2012 compared to March 31, 2012.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2012, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Controller (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of December 31, 2012 is effective using these criteria.
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
The proposed final U.S. rule implementing Basel III and the capital related  provisions of the Dodd-Frank Act establishes tougher capital standards through higher capital ratio requirements, more restrictive capital definitions, higher risk-weighting of certain assets and additional capital buffers.  If the final rule is enacted as proposed, Basel III will fundamentally impact the Bank's profitability, ability to pay dividends and liquidity requirements.  The proposed rule may also require process and system changes, including for stress testing and capital management infrastructure.  The proposed final rule for Basel III is currently in the comment period and management is unable to determine what the final requirements will be or the impact it will have on the Bank.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”)

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing, so incur any loss directly. Prior to December 31, 2009 the Bank originated and sold loans to the Federal National Mortgage Association (“FNMA”). During fiscal years 2012 and 2013, the Bank has been obligated to repurchase 8 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affects the Bank's results of operations and earnings in the future.

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
No Company unregistered securities were sold by the Company during the quarter ended December 31, 2012.

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

Exhibits 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Operations and Comprehensive Loss (iv) the Consolidated Statements Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements.(1)

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date: February 14, 2013	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2013	/s/ David L. Toner
David L. Toner
Senior Vice President & Controller (Principal Accounting Officer)