Form 10-K
period 2013-03-31
CARVER BANCORP INC
filed 2013-06-28
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2013 there were 3,695,420 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2012 (based on the closing sales price of $3.74 per share of the registrant's common stock on September 30, 2012) was approximately $13,820,871.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2013 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2013 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.   These factors include but are not limited to the following:

•
the ability of the Bank and the Company to comply with regulatory orders that have been imposed upon the Bank and Company, and the effect on operations resulting from restrictions that may be and are set forth in the regulatory orders;

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	restrictions set forth in the terms of the Series D preferred stock and in the exchange agreement with the United States (“U.S.”) Treasury that may limit our ability to raise additional capital;

•
national and/or local changes in economic conditions, which could occur from numerous causes, including political changes, domestic and international policy changes, unrest, war and weather, or conditions in the real estate, securities markets or the banking industry, which could affect liquidity in the capital markets, the volume of loan originations, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•	changes in our existing loan portfolio composition (including increases in commercial lending) and credit quality or changes in loan loss requirements;

•	changes in the level of trends of delinquencies and write-offs and in our allowance and provision for loan losses;

•
legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act or the proposed Basel III;

•	changes in the level of government support of housing finance;

•	the Company’s success in implementing new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	technological changes that may be more difficult to implement or more costly than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

•	changes in accounting principles, policies or guidelines, which may cause changes to our financial reporting obligations;

•	litigation or regulatory actions, whether currently existing or commencing in the future, which may restrict our operations or strategic business plan;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management;

•	the ability to realize cost efficiencies and

•	the ability to utilize the New Markets Tax Credits (“NMTC”).

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

PART I

ITEM 1. BUSINESS.

OVERVIEW

Carver Bancorp, Inc., a Delaware corporation (the “Company”) is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its ten branches and five stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment areas needs through its community development lending, investing and service activities. The Bank had approximately $638.3 million in assets as of March 31, 2013 and employed 133 employees as of March 31, 2013.

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

The Bank's primary market area for deposits consists of the areas served by its ten branches in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank's branches are located have historically been low- to moderate-income areas. The Bank's primary lending market includes Kings, New York, Bronx and Queens counties in New York City, and lower Westchester County, New York. Although the Bank's branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the CRA and more recently due to the decline in demand for loans. Carver Federal's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings institutions and mortgage banking companies. The Bank's most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank's competitors have substantially greater resources and offer a wider array of financial services and products.  This, combined with competitors' larger presence in the New York market, add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.

Carver Federal's more than 60 year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.

The Bank formalized its many community-focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, Carver Federal was selected by the U.S. Department of Treasury (“US Treasury”), in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits (“NMTC”). Carver Federal won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC awards are used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments.  The credits are allocated over seven years from the time of the the qualified investment. Alternatively, the Bank can utilize the award in projects where another entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2013, all three award allocations have been fully utilized in qualifying projects. See item 7 below and footnotes to the financial statements for additional details on the NMTC activities.

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
On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition. At March 31, 2013, this subsidiary had $3.3 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future. As of March 31, 2013, CAC owned mortgage loans carried at approximately $57.9 million and total assets of $129.4 million. On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.
Carver Statutory Trust I
Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly-owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the Financial

Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). Under the Company's regulatory orders, the Company is prohibited from paying dividends without prior approval from the Office of the Comptroller of the Currency ("OCC"). Therefore, the Company has deferred the debenture interest payments on the prior subordinated debentures and the Trust has deferred distribution payments on the Capital Securities. Prior to receiving the regulatory orders, the Company requested approval from the OCC to make a debenture interest payment and the request was denied.
Recapitalization Transaction
On June 29, 2011, the Company completed a private placement of 55,000 shares of the Company's Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C (the "Series C Preferred Stock") to several institutional investors (the "Investors") for an aggregate purchase price of $55.0 million, with net proceeds of approximately $51.4 million.
Effective October 28, 2011, the Series C Preferred Stock converted into:

•	an aggregate of 1,208,039 shares of Common Stock, at a conversion price of $8.1765 (which reflects the 1-for-15 reverse stock split that was effective as of October 27, 2011); and

•	an aggregate of 45,118 shares of the Company's Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (the "Series D Preferred Stock"), at a ratio of 1:1.
In connection with the private placement, the Company entered into an Exchange Agreement (the "Exchange Agreement") with the United States Department of the Treasury ("Treasury"), pursuant to which Treasury agreed to exchange the 18,980 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") that it held for shares of Common Stock at the same conversion price applicable to the conversion of the Series C Preferred Stock (the "Exchange"). The Exchange was effective October 28, 2011, and the Series B Preferred Stock was exchanged for 2,321,286 shares of Common Stock.
In connection with the private placement and the Exchange, the Company held a meeting of its stockholders on October 25, 2011, at which the stockholders approved the conversion of the Series C Preferred Stock into shares of Series D Preferred Stock and Common Stock; the issuance of the Series D Preferred Stock; the subsequent conversion of the Series D Preferred Stock into shares of Common Stock in the event of certain transfers; the exchange of the Series B Preferred Stock for Common Stock; and an amendment of the Company's certificate of incorporation that permits Treasury to vote shares of Common Stock that it holds in excess of 10% of the Company's outstanding Common Stock. In addition, the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company's Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company's Common Stock from 2,510,238 to 166,975, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury.
Personnel
At fiscal year end 2013, the Company had 133 employees. None of the Company's employees are a member of a collective bargaining agreement.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage loans originated by the Bank's lending teams and secured by commercial real estate, multi-family and one-to-four family residential property and construction loans. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth objectives. Under the Bank's regulatory orders, the Bank is required to improve its level of adversely classified assets, limited from certain concentrations on non-owner occupied commercial real estate (“CRE”)loans and restricted from originating construction loans.

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

During fiscal 2009, the Bank began to deemphasize the origination of new construction loans and in fiscal 2011 ceased the origination of new construction loans, allowing the outstanding balance of the construction loan portfolio to decline. As security for repayment, the Bank obtains a first lien position on the underlying collateral, and generally obtains personal guarantees. Construction loans also generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns, changes in market conditions, risk of execution or other factors. The greater risk associated with construction loans has required the Bank to increase its provision for loan losses, and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance the Bank currently maintains. To help mitigate risk, Carver Federal had originated construction loans principally through the Community Preservation Corporation (“CPC”). These loans targeted affordable housing or rental dwelling units that tend to have lower risk profiles compared to other construction loans (discussed below). Despite limiting most construction lending to CPC, the Bank experienced a significant deterioration in this portfolio, principally driven by the deep recession. During the recession, the ability of developers to sell their units was not only hampered by the direct impact of the recession, such as high unemployment, but also by the significant increase in governmental agency requirements to provide homeowner financing.

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

Loan Portfolio Composition. Total loans receivable decreased by $43.7 million, or 10.5%, to $371.1 million at March 31, 2013 compared to $414.8 million at March 31, 2012. Carver Federal's total loans receivable as a percentage of total assets decreased to 58.15% at March 31, 2013 compared to 64.69% at March 31, 2012. Non-residential real estate loans, which includes commercial real estate, totaled $203.8 million, or 54.9% of total loans receivable at March 31, 2013 compared to $207.5 million or 50.0% of total loans receivable at March 31, 2012; one-to-four family mortgage loans totaled $73.6 million, or 19.8% of total loans receivable at March 31, 2013 compared to $66.3 million, or 16.0% at March 31, 2012; multi-family loans totaled $56.4 million, or 15.2% of total loans receivable at March 31, 2013 compared to $78.9 million, or 19.0% at March 31, 2012; business loans totaled $35.8 million, or 9.6% of total loans receivable at March 31, 2013 compared to $44.4 million, or 10.7% at March 31, 2012; construction loans (net of committed but undisbursed funds), totaled $1.2 million, or 0.3% of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $0.2 million or 0.1% of total loans receivable.

The following is a summary of loans receivable, net of allowance for loan losses as of:

$ in thousands	March 31, 2013		March 31, 2012		March 31, 2011		March 31, 2010		March 31, 2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$73,625	19.8%	$66,313	16.0%	$82,061	14.1%	$90,150	13.4%	$105,771	15.9%
Multi-family	56,427	15.2%	78,859	19.0%	123,791	21.3%	141,702	21.1%	80,321	12.1%
Commercial real estate	203,813	54.9%	207,505	50.0%	243,786	41.9%	259,619	38.6%	273,595	41.3%
Construction	1,228	0.3%	16,471	4.0%	78,055	13.4%	111,348	16.6%	144,318	21.8%
Business	35,795	9.6%	44,424	10.7%	53,248	9.1%	68,523	10.2%	57,522	8.7%
Consumer and other (1)	247	0.1%	1,258	0.3%	1,349	0.2%	1,403	0.2%	1,674	0.3%
Total loans receivable	$371,135	100%	$414,830	100%	$582,290	100%	672,745	100%	663,201	100%

Add:
Premium on loans	686		137		120		130		546
Less:
Deferred fees and loan discounts	(1,699)		(2,109)		(2,107)		(2,864)		(1,583)
Allowance for loan losses	(10,989)		(19,821)		(23,147)		(12,000)		(7,049)
Total loans receivable, net	$359,133		$393,037		$557,156		$658,011		$655,115

(1)	Includes personal loans

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

In making non-residential real estate loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum loan-to-value (“LTV”) ratio on non-residential real estate mortgage loans at origination is generally 75% based on the latest appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio (“DSCR”) at origination of at least 1.25 on non-residential real estate loans. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

At March 31, 2013, non-residential real estate mortgage loans totaled $203.8 million, or 54.9% of the total loan portfolio. This balance reflects a year-over-year decrease of $3.7 million, or 1.8%. Beginning in the fourth fiscal quarter 2011, as a result of the decline in asset quality and the regulatory orders, the Bank ceased originating non-owner occupied non-residential real estate loans. The Bank, however, modified certain existing residential loans where the Bank determined that modification was in the Bank's best interest. Commencing in the fourth fiscal quarter of 2012, the Bank, on a very limited basis, began originating non-owner occupied non-residential real estate loans that the Board, or a committee of the Board, determined were in the Bank's best interest and in accordance with prudent lending standards.

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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2013, loans to churches totaled $49.4 million, or 13.3% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 61 church loans in the Bank's loan portfolio.

Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis to determine the church's ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. While asset quality in the church loan category historically has been one of the strongest asset classes, recent economic conditions have produced higher delinquencies in this portfolio. While management believes that Carver Federal will remain a leading lender to churches in its market area, Carver will continue to conduct disciplined underwriting and maintain focused portfolio management.

Multi-family Real Estate Lending. Traditionally, Carver Federal originates and purchases multi-family loans. Multi-family property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multi-family residential units. Carver Federal's multi-family real estate loan portfolio decreased $22.4 million in fiscal 2013, or 28.4% to $56.4 million, or 15.2%, of Carver Federal's total loan portfolio at March 31, 2013.

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

To help ensure continued collateral protection and asset quality for the term of multi-family real estate loans, Carver Federal employs a risk-rating system for its loans.  All commercial loans, including multi-family real estate loans, are risk-rated internally at the time of origination. Management continually monitors all commercial loans in order to update risk ratings when necessary (see Asset Classification and Allowance for Loan and Lease Losses for additional information on asset classification and risk ratings). In addition, to assist the Bank in evaluating changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of commercial loan relationships.  On a quarterly basis: i) all new/renewed loans greater than $500,000, ii) a sampling of loans $100,000 to $999,999, and iii) all criticized and classified loans, are reviewed.  In addition, on an annual basis, all loans greater than $500,000 and a sampling of loans $100,000 to $499,999 are reviewed.  Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

Construction Lending. The Bank has historically originated or participated in construction loans for new construction and renovation of multi-family buildings, residential developments, community service facilities, churches, and affordable housing programs. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Participation in construction loans may be at various stages of funding. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans including an engineer's plan and periodic cost reviews on all construction budgets for loans in excess of $250,000.

Construction financing generally is considered to involve a higher degree of risk of loss than long term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. During fiscal 2011, the Bank sought to minimize this risk by limiting construction lending to experienced borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one-to-four family mortgage loans. Since fiscal 2012, the Bank has ceased new construction lending.

At March 31, 2013, the Bank had $1.2 million in construction loans outstanding, comprising 0.3% of the Bank's gross loan portfolio. The balance at March 31, 2013 reflects a $15.2 million, or 92.5%, decrease over fiscal 2012, consistent with the Bank's cessation of construction lending.

One-to-four Family Residential Lending. Historically, Carver Federal emphasized the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties. In fiscal 2013, the Bank purchased $11.5 million one-to-four family loans; no such loans were purchased in fiscal 2012. In October 2008, the Bank entered into an arrangement with a third party to originate and underwrite one-to-four family loans for the Bank using Fannie Mae, Freddie Mac or FHA underwriting guidelines.

Carver Federal offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and the loan amount cannot exceed 10% of the one-to-four family loan portfolio. Approximately 37.6% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2013 were adjustable rate and approximately 62.4% were fixed-rate. One- to four-family residential real estate loans increased $7.3 million to $73.6 million, or 19.8%, of the gross loan portfolio at March 31, 2013 compared to March 31, 2012. During fiscal 2009, the Bank closed its residential one-to-four family lending department and elected to originate one-to-four residential loans through a third party private label origination operation. Loan origination volume is very low and most of the loans are sold servicing released. The Bank does not make the credit decision and therefore does not include these loans in its HMDA reporting.

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

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with the servicing retained. At March 31, 2013, the Bank, through its sub-servicers, serviced $32.8 million in loans for FNMA and $4.6 million for other third parties.

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

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined as those loans which have FICO scores of 660 or less). At March 31, 2013, the Bank had $12.7 million in subprime loans, or 3.4%, of its total loan portfolio of which $2.3 million are non-performing loans.

Business Loans.  Carver Federal's small business lending portfolio decreased by $8.6 million to $35.8 million, or 9.6%, of the Bank's gross loan portfolio in fiscal 2013. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are typically personally guaranteed by the owners, and may also be secured by additional collateral, including real estate, equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $0.3 million at March 31, 2013, are secured through first liens on the taxi medallions.

Consumer and other Loans. At March 31, 2013, the Bank had $247 thousand in consumer and other loans, or 0.1%, of the Bank's gross loan portfolio. At March 31, 2013, $200 thousand, or 80.9%, of the Bank's consumer loans were unsecured loans, consisting of consumer loans, other than loans secured by savings deposits, and $47 thousand or 19.1%, were secured by savings deposits.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2013, the maximum loans-to-one-borrower under this test is $12.2 million and the Bank had no relationships that exceeded this limit.

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

Loan Originations and Purchases. Loan originations, including loans originated for sale, were $28.0 million in fiscal 2013 compared to $15.3 million in fiscal 2012. The Bank purchased $14.5 million in loans during fiscal year 2013 compared to no loans purchased in fiscal years 2012 and 2011.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

$ in thousands	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$1,130	2.65%	$3,256	21.29%	$3,129	10.96%
Multi-family	—	—%	642	4.20%	700	2.45%
Commercial real estate	21,130	49.64%	415	2.71%	3,159	11.06%
Construction	—	—%	—	—%	4,902	17.16%
Business	5,764	13.54%	10,936	71.52%	16,318	57.13%
Consumer and others (1)	8	0.02%	41	0.27%	353	1.24%
Total loans originated	28,032	65.86%	15,290	100.00%	28,561	100.00%
Loans purchased (2)	14,533	34.14%	—	—%	—	—%
Total loans originated and purchased	42,565	100.00%	15,290	100.00%	28,561	100.00%
Loans sold (3)	(27,306)		(35,307)		(3,335)
Net (reductions) additions to loan portfolio	$15,259		$(20,017)		$25,226

(1)	Comprised of personal loans.

(2)
Comprised of one-to-four family residential, commercial real estate and multifamily mortgage loans and business loans with a net book value of $3 million repurchased from FNMA and $11.5 million purchased from a third party.

(3)	Comprised of primarily construction and commercial real estate loans in the current period, and multifamily loans and one-to-four family mortgage loans in the prior periods.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2013 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Construction loans generally have terms from 12 to 24 months and when coupled with the significant decline in originations over the past two years, the construction loan portfolio has a maturity of less than one year. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$2,079	$63,190	$8,356	$73,625
Multi-family	3,260	27,209	25,958	56,427
Commercial real estate	32,889	64,831	106,093	203,813
Construction	1,228	—	—	1,228
Business	11,070	8,692	16,033	35,795
Consumer	71	74	102	247
Total	$50,597	$163,996	$156,542	$371,135

The following table sets forth as of March 31, 2013, amounts in each loan category that are contractually due after March 31, 2014 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

$ in thousands	Due After March 31, 2014
	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$44,620	$26,926	$71,546
Multi-family	29,709	23,460	53,169
Commercial real estate	123,204	47,720	170,924
Construction	—	—	—
Business	10,391	14,333	24,724
Consumer	175	—	175
Total	$208,099	$112,439	$320,538

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

Non-performing Assets. Non-performing assets consist of non-accrual loans, loans held-for-sale, and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the Small Business Administration (“SBA”). Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank's collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2013, loans classified as a troubled debt restructuring totaled $21.7 million, of which $5.0 million were classified as performing.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes non-accrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2013	2012	2011	2010	2009
(1) Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$7,642	$6,988	$15,993	$7,682	$4,396
Multi-family	423	2,923	6,786	10,334	3,569
Commercial real estate	14,788	24,467	10,078	6,315	11,375
Construction	1,230	11,325	37,218	17,413	3,286
Business	6,505	8,862	7,289	5,799	3,079
Consumer	38	23	42	28	22
Total non-accrual loans	30,626	54,588	77,406	47,571	25,727

(2) Other non-performing assets:
Real estate owned	2,386	2,183	564	66	465
Loans held for sale	13,107	29,626	9,205	—	21,105
Total other non-performing assets	15,493	31,809	9,769	66	21,570
(3) Total non-performing assets:	$46,119	$86,397	$87,175	$47,637	$47,297

(4) Accruing loans contractually past due > 90 days:	$—	$—	$—	$1,411	$894

Non-performing loans to total loans	8.27%	13.22%	13.34%	7.10%	4.01%
Non-performing assets to total assets	7.23%	13.47%	12.29%	5.91%	5.98%

(1)
Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management, the collection of contractual interest and/or principal is doubtful.  Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan.

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

At March 31, 2013, total non-performing assets decreased by $40.3 million, or 46.6%, to $46.1 million, compared to $86.4 million at March 31, 2012. Non-accrual loans consist of 30 one-to-four family loans, 14 commercial real estate loans, 1 multi-family loan, 1 construction loan, 13 consumer loans and 17 small business and SBA loans. The decrease in delinquent loans from the prior year is primarily the result of stabilized, if not slightly improved, economic conditions and Carver's proactive approach to addressing and managing delinquencies. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses will be reduced by values of properties securing these delinquent loans and the Bank's loan loss reserves. Other non performing assets of $15.5 million at year-end 2013 include a portfolio of loans held-for sale and real estate owned assets consisting of nine properties foreclosed upon, a decrease of $16.3 million from year-end 2012.

Although we believe that substantially all risk elements at March 31, 2013 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses for the years ended March 31:

$ in thousands	2013	2012	2011	2010	2009
Balance at beginning of year	$19,821	$23,147	$12,000	$7,049	$4,878
Less Charge-offs:
One-to-four family	2,103	3,730	827	580	—
Multi-family	226	6,250	5,821	168	—
Commercial real estate	1,148	5,111	798	575	—
Construction	151	5,961	5,607	905	—
Business	2,274	875	2,958	646	501
Consumer and other	1	8	8	84	83
Total Charge-offs	$5,903	$21,935	$16,019	$2,958	$584
Add Recoveries:
One-to-four family	15	469	2	12	—
Multi-family	91	6	—	—	—
Commercial real estate	—	2	2	—	—
Construction	22	1,677	4	—	—
Business	265	113	27	6	10
Consumer and other	5	—	17	46	43
Total Recoveries	$398	$2,267	$52	$64	$53
Net loans charged-off	5,505	19,668	15,967	2,894	531
Provision for losses	(3,327)	16,342	27,114	7,845	2,702
Balance at end of year	$10,989	$19,821	$23,147	$12,000	$7,049
Ratios:
Net charge-offs to average loans outstanding	1.35%	3.74%	2.54%	0.43%	0.08%
Allowance to total loans	2.97%	4.80%	3.99%	1.79%	1.1%
Allowance to non-performing loans	35.88%	36.31%	29.9%	25.23%	27.4%

The following table allocates the allowance for loan losses by asset category at March 31:

$ in thousands	2013		2012		2011		2010		2009
	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
Allowance for loan losses:
One-to-four family	$3,496	31.8%	$4,305	21.7%	$2,923	12.6%	$1,036	8.6%	$970	13.8%
Multi-family	409	3.7%	5,409	27.3%	6,223	26.9%	1,566	13.1%	428	6.1%
Commercial real estate	3,297	30.0%	6,709	33.8%	3,999	17.3%	2,613	21.8%	2,417	34.3%
Construction	—	0.0%	1,532	7.7%	6,944	30%	3,831	31.9%	896	12.7%
Business	3,759	34.2%	1,786	9.0%	2,965	12.8%	2,069	17.2%	2,268	32.2%
Consumer and other	28	0.3%	80	0.4%	93	0.4%	60	0.5%	70	1%
Unallocated	—	0.0%	—	0.0%	—	0%	825	6.9%	—	0%
Total Allowance	$10,989	100%	$19,821	100%	$23,147	100%	$12,000	100%	$7,049	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories:  trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2013, the Bank had no securities classified as trading.  At March 31, 2013, $116.1 million, or 92.8% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $9.0 million, or 7.2%, were classified as held-to-maturity.

Mortgage-Backed Securities. The Bank has invested in mortgage-backed securities to help achieve its asset/liability management goals and collateral needs.  Although mortgage-backed securities generally yield less than whole loans, they present substantially lower credit risk, are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank.  Because Carver Federal receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities, which generally only pay principal at maturity.  Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking and tax laws.  See “Regulation and Supervision-Federal Banking Regulation-Qualified Thrift Lender Test” and “Federal and State Taxation.”

At March 31, 2013, mortgage-backed securities constituted 8.2% of total assets, as compared to 8.9% of total assets at March 31, 2012.  Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2013, constituted $10.3 million, or 19.4%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Securities.”

Other Investment Securities.  In addition to mortgage-backed securities, the Bank also invests in high-quality assets such as government and agency obligations, corporate bonds and mutual funds. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-NY, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds.  The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds (See Note 3 of Notes to Consolidated Financial Statements).

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB-NY stock and a sufficient amount of liquid assets which may be invested in cash and specified securities.  For additional information, see “Regulation and Supervision-Federal Banking Regulation-Liquidity.”

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. As of fiscal year end 2013 and 2012, the Bank does not have any securities that may be classified as having other than temporary impairment in its investment portfolio.

Sources of Funds

General.  Deposits are the primary source of Carver Federal's funds for lending and other investment purposes.  In addition to deposits, Carver Federal derives funds from loan principal repayments, loan and investment interest payments, maturing investments and fee income.  Loan and mortgage-backed securities repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by prevailing market interest rates, pricing of deposits, competition and general economic conditions.  Borrowed money may be used to supplement the Bank's available funds, and from time to time the Bank borrows funds from the FHLB-NY and has borrowed funds through trust preferred debt securities.

Deposits.  Carver Federal attracts deposits from consumers, businesses, non-profit organizations and public entities through its ten branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to five years.  Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.  Carver Federal also offers Individual Retirement Accounts.  Carver Federal's policies are designed primarily to attract deposits from local residents and businesses through the Bank's branches.  Carver Federal also holds deposits from various governmental agencies or authorities and corporations.

As of March 31, 2013 the Bank also has $41.8 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”), the FDIC deposit insurance limit was $100,000. As result of ESSA, this limit was increased to $250,000 through December 31, 2013. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.
In February 2011, cease and desist orders issued to Carver Federal restricted its ability to add new CDARS deposit accounts and renew existing CDARS deposit accounts. Carver Federal applied for a Brokered Deposit Waiver through the Federal Deposit Insurance Corporation ("FDIC") to allow for the renewal of the existing CDARS deposit base. In April 2011 the FDIC approved Carver Federal's Brokered Deposit Waiver, allowing for the renewal of the Bank's existing CDARS deposit base. The Bank has submitted quarterly waivers throughout fiscal year 2013 and received approval on all requests.

Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, current market rates, the Bank's growth goals and applicable regulatory restrictions and requirements.  For additional information regarding the Bank's deposit accounts and the related weighted average interest rates paid; and amount and maturities of certificates of deposit in specified weighted average interest rate categories refer to Note 7 of Notes to Consolidated Financial Statements, “Deposits.”

Borrowed Funds.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the re-pricing cycle of the mortgage loans on the balance sheet.  At March 31, 2013, Carver had $58.0 million in FHLB-NY advances outstanding.  During fiscal year 2011 the FHLB-NY increased the collateral requirements on Carver's existing advances. FHLB-NY could institute additional collateral requirements or restrict Carver's ability to access additional advances or renew maturing advances. During fiscal year 2012, the Bank terminated $30 million in Repo borrowings as well as prepaid a $10 million fixed rate FHLB advance. These prepayments resulted in charges of $722 thousand.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2013 of 3.36%.  Under the Company's regulatory orders, the Company is prohibited from paying dividends without prior regulatory approval. Therefore the Company has deferred the debenture interest payments and the Trust has deferred distributing the Capital Securities.

REGULATION AND SUPERVISION

Cease and Desist Orders

On February 7, 2011, the Company and the Bank consented to the Office of Thrift Supervision ("OTS") issuing Orders to Cease and Desist (“Orders”) against the Company and Bank. Effective July 21, 2011, supervisory authority for the Company and Bank Orders passed to the Board of Governors of the Federal Reserve System (“FRB”) and the Office of the Comptroller of the Currency ("OCC"), respectively.

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

The Bank Order requires, among other things, the Bank (i) attain and maintain, a Tier 1 Core Capital Ratio equal to or greater than nine percent (9%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%); (ii) revise and adhere to a written plan to identify, monitor and control risk associated with concentrations of assets; (iii) adhere to a detailed written plan with specific strategies, targets and timeframes to reduce the Bank’s level of problem assets, which shall include all criticized and classified assets; and (iv) ensure that the Bank’s financial reports and statements are timely and accurately prepared and filed. The Bank Order also provides that, unless the Bank first receives prior OTS written non-objection, the Bank may not (i) originate or purchase, refinance, extend or otherwise modify any commercial real estate loan as defined in the Order (“CRE Loan”), unless the refinance, modification or extension meets certain criteria, including improving the credit quality and collectability of the loan; (ii) increase its asset size in any quarter greater than an amount equal to the net interest credited on deposit liabilities during the prior quarter; (iii) declare or pay dividends or make any capital distributions; (iv) make certain changes to its directors or senior executive officers; (v) enter into, renew, extend or revise any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (vi) make any golden parachute or prohibited indemnification payments; (vii) enter into certain transactions with affiliates; and (xiii) enter into any arrangement or contract with a third party service provider that is significant or outside the normal course of business. Finally, without prior Federal Deposit Insurance Corporation Approval, the Bank may not roll over or renew any brokered deposit or accept any new brokered deposits.

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

The Orders continue to be in effect and the Company and Bank have taken actions toward compliance. However, no assurances can be given that the Bank and the Company will be able to comply with all provisions of the Orders. Failure to comply could result in further regulatory actions and the possibly civil money penalties to be assessed by the regulators.
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

General
The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OCC. It had been regulated by the OTS until the OTS merged with the OCC on July 21, 2011 (see below). The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”), and is a member of the FHLB. The Bank must file reports with the OCC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the FRB and is required to file certain reports with, and otherwise comply with, the rules and regulations of the FRB and of the SEC under the federal securities laws. The OCC and the FDIC periodically perform safety and soundness examinations of the Bank and test compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally-chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.
The description of statutory provisions and regulations applicable to federally chartered savings banks and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on the Bank and the Company. Any change in such laws and regulations whether by the OCC, the FDIC, the FRB or through legislation could have a material adverse impact on the Bank and the Company and their operations and stockholders.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act') made extensive changes in the regulation of federal savings banks. Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the OCC. Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions took place one year from the Dodd-Frank Act enactment date of July 21, 2010. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Carver Federal Savings Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

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

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, required that the OCC and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account IRR concentration of risk and the risks of non-traditional activities.  The OCC regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OCC monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, ("NPV").  NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth.  The OCC has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OCC Bulletin 2010-1 provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OCC, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OCC regarding NPV analysis.  As discussed below, the OCC has imposed such requirements on Carver Federal.

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and that are consistent with Carver Federal's risk profile. The previously described Cease and Desist Order Carver Federal entered into with the OCC includes a capital directive requiring the Bank to achieve and maintain regulatory capital levels of a Tier I Core Capital Ratio of 9% and a Total Risk-Based Capital Ratio of 13% by April 30, 2011. At March 31, 2011, Carver Federal did not achieve these capital requirements with a tangible capital ratio of 5.38%, total risk-based capital ratio of 9.6% and a leverage capital ratio of 7.36%. The Company did not raise the additional capital by April 30, 2011 and thus filed a contingency plan with the OCC. On June 29, 2011 the Company raised $55 million of equity. The increase in the Company and Bank's capital position resulted in the Company and the Bank meeting the capital directives within the Orders. At March 31, 2013, Carver Federal exceeded the capital directives required by the Cease and Desist Order, with a Tier I capital ratio of 10.26% total risk-based capital ratio of 19.55% and a Tier I risk-based capital ratio of 16.99%. The OCC has determined that Carver Federal is adequately capitalized. The Company revised its capital plan based upon OCC Bulletin 2012-16 issued June 7, 2012, which has been presented to and is under review from the OCC.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more. Among other things, the proposed rules would establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The prompt corrective action categories described previously would be adjusted accordingly. The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules would limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the agencies subsequently indicated that, due to the volume of public comments received, implementation of the final rule has been delayed past January 1, 2013 and no final rule has yet been issued.

Limitation on Capital Distributions.  These are various restrictions on a bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. In addition, a savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the FRB at least 30 days before making a capital distribution. The Bank must also file an application for prior approval with the OCC if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years.

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

As was previously noted, the Orders presently require prior regulatory approval of any Bank dividend or other capital distribution.

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

Standards for Safety and Soundness

Standards for Safety and Soundness.  The OCC has adopted guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  In addition, OCC regulations authorize the OCC to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law.  If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

On October 14, 2008, the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP CPP"), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions are required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP.  On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver's participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”), conducting most of its depository and lending activities in disadvantaged communities. Therefore, the investment did not dilute common stockholders. As a participant in TARP CPP, the Company was subject to certain obligations currently in effect, such as compensation restrictions, a luxury expenditure policy, the requirement the Company include a “say on pay” proposal in the proxy statement and certain certifications. The Company was also subject to additional restrictions or obligations as may be imposed under TARP CPP for as long as the Company participates in TARP CPP.

The Treasury announced in February 2010 the implementation of the Community Development Capital Initiative (“CDCI”). This new capital program invested lower-cost capital in CDFIs that lend to small businesses in the country's most economically depressed communities. CDFI banks and thrifts are eligible to receive investments of capital with an initial dividend rate of 2 percent, compared to the 5 percent rate offered under the CPP. CDFIs may apply to receive capital up to 5 percent of risk-weighted assets. To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate will increase to 9 percent after eight years, compared to five years under CPP. On August 27, 2010, Carver completed the exchange of the $18.98 million of CPP funds for an equivalent amount of CDCI funds. As previously described, the Cease and Desist Order prohibits the Company from paying dividends without prior OCC approval, and as such, has suspended the regularly quarterly cash dividend payment on the Company's fixed-rate cumulative perpetual preferred stock issued under the CDCI program. As stated above, on October 28, 2011 the U.S. Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

Other Supervision and Regulation

Activity Powers.  The Bank derives its lending and investment powers from the Home Owners' Loan Act (“HOLA”), as amended, and federal regulations.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in certain activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  The Bank's authority to invest in certain types of loans or other investments is limited by federal law. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral.  The Bank currently complies with applicable loans to one borrower limitations.  At March 31, 2013, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $12.2 million.

Qualified Thrift Lender Test. Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made non compliance potentially subject to agency enforcement action for violation of law.  At March 31, 2013, the Bank maintained approximately 92.5% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination conducted in 2012.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  At March 31, 2013, there were no loans to officers or directors.

Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2013, Carver paid $0.4 million in regulatory assessments.

Insurance of Deposit Accounts

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the Depositors Insurance Fund (“DIF”) on March 31, 2006.  The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions.  Under this assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution's most recent supervisory ratings and capital ratios.  Base assessment rates ranged from two to four basis points of insured deposits for Risk Category I institutions and were seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. Base assessment rates were then subject to adjustment based on certain risk factors specified by the FDIC. For institutions within Risk Category I, assessment rates generally depended upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings.  The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates, and that rates cannot be negative.
The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule that implemented that change April 1, 2011. Among other things, the final rule changed the assessment range (inclusive of potential adjustments) to 2.5 basis points to 45 basis points. The Bank's expense for FDIC insurance payments totaled $1.2 million in fiscal year 2013. The FDIC has authority to further increase insurance assessments and therefore Management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank.

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

Title III of the USA PATRIOT Act and the related OCC regulations impose the following requirements with respect to financial institutions:

•	Performance of a risk assessment and establishment of a Board approved policy

•	Designation of a qualified BSA officer

•	Establishment of an effective training program

•	Establishment of anti-money laundering programs

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering

•	Prohibition on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks

In addition, bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on certain corporate applications.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount equal to the greater of (i) 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% (or such greater fraction as established by the FHLB-NY) of its outstanding advances from the FHLB-NY.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2013 of $3.5 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $0.1 million, $0.1 million and $0.2 million for fiscal years 2013, 2012 and 2011, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2013 was 4.50%.

Under the Gramm-Leach-Bliley Act, as amended (“GLB”), which, among other things, repealed historical restrictions and eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally-chartered savings banks such as the Bank.  GLB also replaced the existing redeemable stock structure of the FHLB system with a capital structure that required each FHLB to meet a leverage limit and a risk-based permanent capital requirement.  Two classes of stock are authorized:  Class A (redeemable on six months notice) and Class B (redeemable on five years notice).  Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLB, the FHLB has adopted a capital plan that changed the foregoing minimum stock ownership requirements for FHLB stock.  Under the new capital plan, each member of the FHLB has to maintain a minimum investment in FHLB capital stock in an amount equal to the sum of; (1) the greater of $1,000 or 0.20% of the member's mortgage-related assets, and (2) 4.50% of the dollar amount of any outstanding advances under such member's "Advances, Collateral Pledge and Security Agreement" with the FHLB-NY.

Federal Reserve System

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Holding Company Regulation
The Company is a savings and loan holding company regulated by the Federal Reserve Board. As such, the Company is registered with and is subject to Federal Reserve Board examination and supervision, as well as certain reporting requirements. In addition, the Federal Reserve Board has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the OCC to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. The Dodd-Frank Act transferred the responsibility for that regulation and supervision of savings and loan holding companies to the Federal Reserve Board effective July 21, 2011.
GLB restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the regulator on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for financial holding companies and certain other activities specified by FRB regulations. GLB also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

Restrictions Applicable to All Savings and Loan Holding Companies.  Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

(1)	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior FRB approval;

(2)
through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior OCC approval; or

(3)	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the FRB).

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

In evaluating applications by holding companies to acquire savings associations, the FRB must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The proposed rules to implement these requirements were issued in June 2012, and have not yet been finalized.

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
Bad Debt Reserves. Prior to fiscal 2004, the Bank met the requirement as a “small bank” (one with assets having an adjusted tax basis of $500 million or less) and was permitted to maintain a reserve for bad debts, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Since fiscal year 2004, the Bank has not been considered to be a small bank because its total assets have exceeded $500 million. (See Income Taxes Note 9 of Notes to the Consolidated Financial Statements.)
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

State and Local Taxation

State of New York.  The Bank and the Company file on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable assets allocated to New York, “alternative” entire net income or a fixed minimum fee) results in a greater tax, an alternative tax will be imposed.  The Company was subject to tax based upon assets for New York State for fiscal 2013. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2013, the New York State franchise tax rate computed on taxable assets was 0.01% (including the Metropolitan Commuter Transportation District Surcharge).

New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

New York City.  The Bank and the Company file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2013, the New York City banking corporation tax rate computed on taxable assets is 0.01%.

Delaware Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

EXECUTIVE OFFICERS OF THE COMPANY

The name, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Company as of March 31, 2013.  Each of the persons listed below is an executive officer of the Holding Company and the Bank, holding the same office in each.

Deborah C. Wright, age 55, is Chairman and Chief Executive Officer of Carver and Carver Federal. The Board of Directors elected her to the post of Chairman in February 2005. Ms. Wright has held the title of Chief Executive Officer since June 1, 1999. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation, a position she held from May 1996 through May 1999. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City Housing Authority Board, which manages New York City's 189,000 public housing units. Ms. Wright serves on the boards of Time Warner Inc., The Partnership for New York City and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. She was recently appointed by Governor Andrew Cuomo to the New York State Tax Reform and Fairness Commission. Ms. Wright previously served on the Board of Overseers of Harvard University, The Children's Defense Fund and Kraft Foods Inc. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University.

Michael Pugh, 41, is President and Chief Operating Officer, overseeing new business initiatives and operating divisions, including lending, retail, operations and marketing. Mr. Pugh is a retail banking veteran for more than 20 years.  His extensive experiences includes leading teams up to 600 associates in consumer and business banking, residential lending, and call center operations.  Michael's experience also includes serving as a critical leader in bank system integrations, launching new lines of business, and executing de novo market strategies.Prior to joining Carver in August 2012, Mr. Pugh worked at Capital One, N.A., as Senior Vice President, Regional Executive and Market President of the Eastern Maryland, Delaware and Washington, D.C. markets. He is a board member for several nonprofit organizations including, Mid-Atlantic Regional Chapter of Operation Hope and The Society for Financial Education and Professional Development.  He earned a B.S. degree in Health Administration from Eastern Michigan University.

David Toner, age 51, is First Senior Vice President and Chief Financial Officer of Carver. Prior to joining Carver in December 2009, Mr. Toner spent more than 20 years with Citigroup in various Financial Control positions in the United States and Europe, including serving as Chief Financial Officer of Citigroup's Community Development business from 2004 through 2007. Prior to joining Citigroup in 1987, Mr. Toner held various audit positions with Deloitte & Touche (formerly Deloitte, Haskins & Sells). Mr. Toner is a certified public accountant. He received his M.B.A. in Finance, with a concentration in International Business, from the Stern School of Business at New York University and his B.S. in Accounting, summa cum laude, from the Haub School of Business at Saint Joseph’s University. He is a member of the Board of Visitors (advisory board) for the Haub School of Business and a member of the New York Alumni Council for Saint Joseph’s University.

Blondel A. Pinnock, age 45, is Senior Vice President, Carver Federal Savings Bank and President of Carver Community Development Corporation. Ms. Pinnock joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President of Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over a ten year background in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas. Prior to her tenure at Bank of America, Ms. Pinnock was counsel and deputy director for the New York City's Housing, Preservation and Development Department's Tax Incentives Unit ,where she assisted in the implementation of the City's real estate tax programs for low, moderate and market rate projects. She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.

Lucia' Cameron, age 50, is Senior Vice President and Chief Human Resources Officer. Ms. Cameron joined Carver in June 2011 from Credit Suisse where she served as a Vice President/Human Resources Business Partner. Ms. Cameron was responsible for partnering with senior management to provide strategic human resources support in the areas of talent management, organizational development, employee relations, and managing employee capital. Prior to that, Ms. Cameron held various senior level Human Resources Business Partner and Training Specialist roles at a number of global institutions including Edelman Public Relations, Colgate Palmolive, and AOL Time Warner. She served as a regional Diversity Manager and Employee Assistance Program Counselor at American Express and was a practicing licensed psychotherapist for over 10 years. Ms. Cameron received a Masters of Social Work from the New York University School of Social Work and a Bachelor of Arts from the State University of New York at Stony Brook. Ms. Cameron is affiliated with the Society for Human Resource Management.

John Spencer, age 47, is a Senior Vice President and Chief Operations and Technology Officer of Carver Bancorp Inc. and Carver Federal Savings Bank. Mr. Spencer joined Carver in February 2009 from JP Morgan Chase as Senior Vice President. He held management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for JP Morgan Chase's Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer has a proven track record of operational excellence. He has significant experience in Retail Bank merger integration, and has also participated in Six Sigma Methodology projects. He earned a B.A. in Banking and Finance from Pace University.

James A. Raborn, age 50, is Senior Vice President and Manager of Loan Administration.  Mr. Raborn joined Carver in April 2011 from Emigrant Bank where he served as First Vice President and Director of Foreclosure/Real Estate Owned for four years. Mr. Raborn was responsible for oversight and management of a large volume of non-performing residential and commercial loans while at Emigrant. Prior to that Mr. Raborn was Counsel with the law firm of Riker Danzig Scherer Hyland & Perretti LLP in Morristown, New Jersey for over ten years. While at Riker Danzig, Mr. Raborn had an extensive real estate litigation practice and tried numerous cases involving real estate or real estate related issues. Mr. Raborn was also an Associate at the law firm of Norris McLaughlin & Marcus in Somerville, New Jersey for about three years. Immediately after graduating from law school, Mr. Raborn completed two, one year judicial clerkships with the Honorable Daniel H. Huyett, Judge, United States District Court for the Eastern District of Pennsylvania and the Honorable Stephen Skillman, Appellate Judge, Superior Court of New Jersey, Appellate Division. Mr. Raborn is a member of the New Jersey and Pennsylvania (inactive) bars. He received his juris doctor degree with honors from Rutgers University, Camden in May 1988. Mr. Raborn graduated cum laude from Tulane University, College of Arts and Sciences in May 1985 where he received his bachelor of arts degree in history and political science.

Alfredo Assad, age 55, is the Senior Vice President and Chief Lending Officer of Carver. Mr. Assad has over 24 years of experience in lending. Mr. Assad joined Carver in November 2011, as a consultant assisting Carver in asset generation and rebuilding its Lending Department. Prior to joining Carver, Mr. Assad served as a Director and the President of New York National Bank. Mr. Assad has also held corporate finance, lending, risk management, and treasury positions at Banco Popular North America, Credit Communal de Belgique and M&T Bank. Mr. Assad earned a B.A. in Economics from Harvard University and a M.B.A. from Columbia University.

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

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”).

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in so doing, incur any loss directly. Prior to December 31, 2009 the Bank originated and sold loans to FNMA. During fiscal years 2012 and 2013, the Bank has been obligated to repurchase 13 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affects the Bank's results of operations and earnings in the future.

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

At March 31, 2013, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Further decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

Beginning in the latter half of 2007 and continuing into 2013, negative developments in the capital markets resulted in uncertainty and instability in the financial markets, and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of residential and commercial real estate, construction and land loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.

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

Although Carver Federal has reduced its concentration in non-owner occupied commercial real estate and multifamily loans to within Board approved policy limits, Carver Federal continues to maintain a high concentration in this product area and has begun, on a select basis, to renew existing loans and make new loans. However, further deterioration in the economy could expose Carver Federal to additional losses in these loan types.

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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the Federal Reserve Board. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.
In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.
Changes in interest rates could also have an effect on loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and commercial real estate loans. Because prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time.
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

Carver and the Bank operate in a highly regulated industry, which limits the manner and scope of business activities.

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

 On October 4, 2006, the OCC and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risk, or (the "Guidance"). In general, the Guidance applies to all residential mortgage loan products that allow borrowers to defer repayment of principal or interest. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.  For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower's statement as to the borrower's income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

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

The Orders contain a number of requirements, including the requirement to raise capital such that Carver Federal maintains Tier 1 Core capital and Total Risk Based capital of at least 9.00% and 13.00%, respectively, and the requirement to substantially resolve problem assets. On June 29, 2011, the Company raised $55 million and has contributed $44 million to Carver Federal during fiscal year 2012. Carver Federal is in compliance with maintaining minimum capital levels. However, no assurance can be made that Carver Federal will continue to remain in compliance. Carver Federal also continues to have a high level of problem assets and no assurance can be made Carver Federal can resolve its asset problems with its current level of capital or in a time period acceptable to the OCC. The Orders also place restrictions on growth in assets and changes in directors and management, as well as other requirements or restrictions. Although Management believes it can comply with the requirements, no assurance can be made, and compliance with some of the provisions, such as growth restrictions, may adversely affect the results of operations. For additional information regarding the Orders please see the Form 8-K filed with the SEC on February 10, 2011.

Our Common Stock may be delisted if we are not able to meet the NASDAQ continued listing requirements.

On November 30, 2011, we received notice from the NASDAQ Stock Market that the NASDAQ Hearings Panel had made a determination to transfer the listing of the Company's common stock from the NASDAQ Global Market to the NASDAQ Capital Market effective at the opening of the market on December 2, 2011. Although we believe that we are now in compliance with all continued listing requirements of The NASDAQ Capital Market, we may not be able to remain in compliance at all times. If we fail to meet the continued listing requirements, our shares of Common Stock may be delisted and we may be forced to list our shares of Common Stock on another exchange or quotation service. If this occurs, our Common Stock may become illiquid, and the price of our Common Stock may be negatively affected.

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

On August 27, 2010, the Company redeemed the preferred stock and issued $18.98 million in Series B preferred stock in connection with the Company's changing its participation from TARP CPP to TARP Community Development Capital Initiative ("CDCI"). On October 25, 2011 Carver's shareholders approved the conversion of TARP CDCI Series B preferred stock to common stock. On October 28, 2011, the Treasury converted the CDCI Series B preferred stock to Carver common stock.  Under the terms of the agreement between the Treasury and the Company, the Company agreed that so long as the Treasury has an equity interest in the Company, it will continue to be bound by all of the current restrictions and requirements that the Treasury may choose to implement. The Company is unable to determine the impact that future restrictions and/or requirements resulting from the Treasury's ownership interest may have on the Company's results of operations.

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

Carver is a unitary savings and loan association holding company regulated by the OCC and Federal Reserve Board and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions by the Bank to the Company, including dividend payments payments and the Federal Reserve Board regulates dividends by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC prior to each capital distribution. The OCC will disallow any proposed dividend that would result in failure to meet the OCC minimum capital requirements. In accordance with the Orders, the Bank and Company are currently prohibited from paying any dividends without prior regulatory approval, and, as such, suspended the regularly quarterly cash dividend on its common stock. There are no assurances that the payments of dividends on the common stock will resume. The regulators also precluded future payment of debenture interest payments on the Carver Statutory Trust I capital securities. These payments remain on deferral status.

Carver may not be able to utilize its income tax benefits.

The Company's ability to utilize the deferred tax asset generated by New Markets Tax Credit income tax benefits as well as other deferred tax assets depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations to generate taxable income in the future. Since the Bank has not generated sufficient taxable income to utilize tax credits as they were earned, a deferred tax asset has been recorded in the Company's financial statements. For additional information regarding Carver's NMTC, refer to Item 7, "Variable Interest Entities."

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $26.8 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $4.7 million. The Company also continues to maintain a full valuation allowance for the remaining net deferred tax asset of $22.1 million. The Company is unable to determine how much, if any of the remaining DTA will be utilized.

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

The Bank currently conducts its business through two administrative offices and ten branches (including the West Harlem 125th Street main branch) and five separate ATM locations.

The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2013.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%
St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021	100%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2016	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, New York	2003	Leased	7/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2014	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	1/2015	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%
East Harlem Branch	160 East 125th Street	New York, NY	2012	Leased	4/2024	100%

Subleased:
Livingston Branch	111 Livingston Street	Brooklyn, NY	1999	Leased	6/2014	—%

ATM Centers
5th Avenue	1400 5th Avenue	New York, NY	2003	Leased	9/2013	100%
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2015	100%
Myrtle Avenue	362 Myrtle Avenue	Brooklyn, NY	2007	Leased	7/2017	100%

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2014	100%
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	2/2014	100%

Administrative Office
Metrotech Center	12 Metrotech Center	Brooklyn, NY	2007	Leased	12/2017	100%

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, the Company and the Bank are parties to various legal proceedings incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank in these proceedings, that it has meritorious defenses to each proceeding and the Company and the Bank is taking appropriate measures to defend its interests.
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
In another matter, in September 2010, the New York State Department of Labor ("DOL") Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by

Carver Federal, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  Carver Federal requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  Carver Federal continues to believe it has a meritorious case and has filed an appeal with the Appeals Board.
In a recent matter, in June 2012, a former employee of Carver Federal filed a complaint with the NY State Division of Human Rights (“DHR”), alleging termination due to unlawful employment discrimination due to disability, race/color or ethnicity and retaliation for filing for disability. The DHR subsequently dismissed the case to afford the Plaintiff the opportunity to pursue the matter in U.S. District Court. A settlement conference was held in June 2013, whereby a tentative settlement of that action has been agreed by both parties.
Carver has accrued $415,000 for these lawsuits.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011.The stock had been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2008. As of March 31, 2013, there were 3,697,364 shares of common stock outstanding, held by 483 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2013				Fiscal Year 2012
June 30, 2012	$6.93	$2.65	$—	June 30, 2011	$14.25	$4.65	$—
September 30, 2012	$8.25	$2.69	$—	September 30, 2011	$18.30	$6.00	$—
December 31, 2012	$6.98	$2.76	$—	December 31, 2011	$18.00	$4.80	$—
March 31, 2013	$6.00	$3.66	$—	March 31, 2012	$10.99	$5.00	$—
(*) Stock prices for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011.

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver suspended payment of the quarterly cash dividend on its common stock.

Under OCC regulations, the Bank will not be permitted to pay dividends to the Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form.  The OCC capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to and non-objection by the Federal Reserve Board, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements. In addition, the Company and the bank are subject to cease and desist orders that affect their ability to pay dividends. See Item 1 - Overview - Cease and Desist Orders.

On August 6, 2002 the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2013, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  No repurchases of the Company's common stock were made during the fourth quarter of the 2013 fiscal year. The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2013.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

See Item 1 - Overview - Recapitalization - Transactions. As previously disclosed on the Form 8-K, on June 29, 2011, Carver Bancorp, Inc. entered into stock purchase agreements with several institutional investors pursuant to which the investors agreed to purchase an aggregate of 55,000 shares of the Company's Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C for an aggregate purchase price of $55,000,000. The Series C preferred stock was offered and sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On October 25, 2011, Carver's shareholders voted and approved a 1 for 15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to Series D preferred stock and common stock and to exchange the Treasury CDCI Series B preferred stock for common stock.
On October 28, 2011, the Treasury exchanged the CDCI Series B preferred stock for Carver common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's consolidated financial statements and related notes:

$ in thousands	2013	2012	2011	2010	2009
Selected Financial Condition Data:
Assets	$638,277	$641,230	$709,215	$805,474	$791,428
Loans held-for-sale	13,107	29,626	9,205	—	—
Total loans receivable, net	359,133	393,037	557,156	658,011	655,115
Investment securities	125,094	96,187	71,248	55,393	74,730
Cash and cash equivalents	104,646	91,697	44,077	38,346	13,341
Deposits	495,716	532,597	560,698	603,249	603,416
Advances from the FHLB-NY and other borrowed money	76,403	43,429	112,641	131,557	115,017
Stockholders' equity	56,735	56,619	27,717	61,686	64,338

Number of deposit accounts	41,195	41,549	44,413	44,805	44,480
Number of branches	10	9	9	9	9

Operating Data:
Interest income	23,785	27,936	36,245	40,463	42,000
Interest expense	4,878	8,053	9,455	11,008	16,506
Net interest income before provision for loan losses	18,907	19,883	26,790	29,455	25,494
Provision for loan losses	(3,327)	16,342	27,114	7,845	2,703
Net interest income after provision for loan losses	22,234	3,541	(324)	21,610	22,791
Non-interest income	7,049	3,654	7,330	5,073	5,175
Non-interest expense	29,238	30,934	30,758	30,570	37,832
Income (Loss) before income taxes	45	(23,739)	(23,752)	(3,887)	(9,866)
Income tax expense (benefit)	328	(961)	15,718	(2,866)	(3,202)
Noncontrolling interest, net of taxes	(945)	629	57	—	360
Net income (loss)	662	(23,407)	(39,527)	(1,021)	(7,024)
Basic earnings (loss) per common share (9)	0.18	(14.26)	(242.25)	(11.85)	(43.05)
Diluted earnings (loss) per common share *	—	NA	NA	NA	NA
Cash dividends per common share	—	—	0.50	0.33	0.40

Selected Statistical Data:
Return on average assets (1)	0.11%	(3.49)%	(5.08)%	(0.13)%	(0.90)%
Return on average equity (2)	1.19%	(40.46)%	(79.00)%	(1.59)%	(13.21)%
Net interest margin (3)	3.11%	3.10%	3.62%	3.92%	3.55%
Average interest rate spread (4)	2.92%	2.78%	3.42%	3.76%	3.34%
Efficiency ratio (5)	112.64%	131.43%	90.15%	88.54%	123.36%
Operating expense to average assets (6)	4.74%	4.62%	3.96%	3.79%	3.96%
Average equity to average assets	8.99%	8.64%	6.44%	7.97%	6.85%
Dividend payout ratio (7)	—	—	NM	NM	NM

Asset Quality Ratios:
Non-performing assets to total assets (8)	7.23%	13.47%	10.99%	5.91%	3.42%
Non-performing loans to total loans receivable (8)	8.27%	13.22%	13.34%	7.10%	4.01%
Allowance for loan losses to total loans receivable	2.97%	4.80%	3.99%	1.79%	1.10%

(1)	Net income/(loss) divided by average total assets.

(2)	Net income/(loss) divided by average total equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non-performing assets consist of non-accrual loans, loans accruing 90 days or more past due, held-for-sale loans and property acquired in settlement of loans.

(9)
Common stock shares for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011. The decline in loss per share from 2011 to 2012 is attributable to the the issuance of 3,529,325 shares of common stock on October 28, 2011 as a result of the Company's June 29, 2011 raise of $55 million of equity.

* NA-Not applicable when in loss position because the impact would be antidilutive.
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

Executive Summary

Carver ended fiscal year 2013 with a return to profitability as it reported net income of $0.7 million compared to a net loss of $23.4 million in fiscal 2012. The majority of the net income in the current fiscal year is due to negative provision for loan losses recorded in the second half of the year. The negative provision is primarily related to the decrease in non-performing loans, the stabilization in valuations of non-performing loans and a decrease in loss experience. At March 31, 2013, non-performing loans were $30.6 million, or 8.27% of total loans as compared to $54.6 million, or 13.22% of total loans at March 31, 2012.

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

Critical Accounting Policies

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset are the most critical accounting policies.  These policies are important to the presentation of Carver's financial condition and results of operations, and involve a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

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

The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is a great amount of judgment applied to developing the ALLL.  As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.  These assumptions and estimates are susceptible to significant change based on the current environment. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

General Reserve Allowance
Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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

Specific Reserve Allowance

Carver also maintains a specific reserve allowance for criticized & classified loans individually reviewed for impairment in accordance with ASC Topic 310 guidelines. The amount assigned to the specific reserve allowance is individually determined based upon the loan. The ASC Topic 310 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:

1.The present value of expected future cash flows discounted at the loan's effective interest rate,
2.The loan's observable market price; or
3.The fair value of the collateral if the loan is collateral dependent.

The institution may choose the appropriate ASC Topic 310 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan.  Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

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
Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At March 31, 2013, the Bank does not have any securities that are classified as having other than temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $26.8 million. Based on management's calculations the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $4.7 million. A full valuation allowance for the remaining net deferred tax asset of $22.1 million has been recorded.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 30.7% of total rate sensitive assets at March 31, 2013.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2013.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	15,272	22,971	70,162	53,534	65,997	114,444	29,860	372,240
Mortgage backed securities	—	—	1,045	9	32,978	91,062	—	125,094
Investment securities	10,066	—	—	—	—	—	—	10,066
Other assets	108,749	—	—	—	—	—	22,128	130,877
Total assets	134,087	22,971	71,207	53,543	98,975	205,506	51,988	638,277

Rate Sensitive Liabilities:
NOW accounts	25,927	—	—	—	—	—	—	25,927
Savings accounts	98,066	—	—	—	—	—	—	98,066
Money market accounts	113,259	—	—	—	—	—	—	113,259
Certificate of deposits	43,916	69,229	62,149	24,457	474	—	—	200,225
Borrowings	33,000	—	25,000	—	5,000	13,403	—	76,403
Other liabilities	—	—	—	—	—	—	67,662	67,662
Shareholders' Equity	—	—	—	—	—	—	56,735	56,735
Total liabilities and stockholder's equity	314,168	69,229	87,149	24,457	5,474	13,403	124,397	638,277

Interest sensitivity gap	(180,081)	(46,258)	(15,942)	29,086	93,501	192,103	(72,409)	—

Cumulative interest sensitivity gap	(180,081)	(226,339)	(242,281)	(213,195)	(119,694)	72,409	—	—

Ratio of cumulative gap to total rate sensitive assets	(30.72)%	(38.61)%	(41.32)%	(36.36)%	(20.42)%	12.35%	—	—
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

Presented below, as of March 31, 2013, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +/- 400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank; however, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk:

$ in thousands	Economic Value of Equity			EVE as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	EVE Ratio	Change
'+400 bps	79,692	10,331	14.89%	13.30%	256 bps
'+300 bps	77,826	8,465	12.20%	12.75%	201 bps
'+200 bps	76,265	6,904	9.95%	12.25%	151 bps
'+100 bps	73,957	4,596	6.63%	11.65%	91 bps
0 bps	69,361			10.74%
'-100 bps	63,043	(6,318)	9.11%	9.63%	-111 bps
'-200 bps	63,818	(5,543)	7.99%	9.67%	-107 bps
'-300 bps	66,625	(2,736)	(3.94)%	10%	-74 bps
'-400 bps	71,665	2,304	3.32%	10.68%	-6 bps

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities and related yields for the years ended March 31, 2013, 2012, and 2011.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

$ in thousands	2013			2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest Earning Assets:
Loans (1)	$407,106	$21,398	5.26%	$525,902	$25,930	4.93%	$628,314	$33,792	5.38%
Mortgage-backed securities	50,958	971	1.90%	48,214	1,302	2.70%	54,725	1,993	3.64%
Investment securities	53,012	874	1.65%	23,195	313	1.35%	12,315	153	1.24%
Restricted cash deposit	7,458	2	0.03%	5,275	2	0.04%	—	—	—%
Equity securities(2)	2,596	93	3.57%	2,928	372	12.72%	3,566	286	8.02%
Other investments and federal funds sold	86,122	447	0.52%	58,630	17	0.03%	41,646	21	0.05%
Total interest-earning assets	$607,252	$23,785	3.92%	$664,144	$27,936	4.21%	$740,566	$36,245	4.89%
Non-interest-earning assets	$9,264			$5,690			$36,809
Total assets	$616,516			$669,834			$777,375

Interest Bearing Liabilities:
Deposits:
Now demand	$25,842	$41	0.16%	$26,532	$42	0.16%	$45,187	$101	0.22%
Savings and clubs	98,785	259	0.26%	104,090	274	0.26%	109,503	286	0.26%
Money market	111,148	740	0.67%	82,120	838	1.02%	71,053	795	1.12%
Certificates of deposit	209,622	2,431	1.16%	201,568	2,831	1.40%	298,355	4,306	1.44%
Mortgagors deposits	2,079	37	1.80%	2,258	38	1.68%	2,548	41	1.61%
Total deposits	$447,476	3,508	0.78%	$416,568	4,023	0.97%	$526,646	5,529	1.05%
Borrowed money (3)	$44,099	1,370	3.11%	$95,762	3,308	3.45%	$115,938	3,926	3.39%
Total interest-bearing liabilities	$491,575	$4,878	0.99%	$512,330	$7,331	1.43%	$642,584	$9,455	1.47%

Non-interest-bearing liabilities:
Demand	$61,293			$92,465			$73,459
Other liabilities	$8,236			$7,190			$11,300
Total liabilities	$561,104			$611,985			$727,343
Stockholders' equity	$55,412			$57,849			$50,032
Total liabilities & stockholders' equity	$616,516			$669,834			$777,375
Net interest income		$18,907			$20,605			$26,790

Average interest rate spread			2.92%			2.78%			3.42%

Net interest margin			3.11%			3.10%			3.62%

Ratio of average interest-earning assets to interest-bearing liabilities			123.53%			129.63%			115.25%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
(3) Prepayment fees of $722 thousand from FHLB Advances and other borrowed money were excluded in fiscal year 2012

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2013, 2012, and 2011 (in thousands) For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

$ in thousands	2013 vs. 2012 Increase (Decrease) due to			2012 vs. 2011 Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$(5,857)	$1,325	$(4,532)	$(5,509)	$(2,353)	$(7,862)
Mortgage-backed securities	74	(405)	(331)	(237)	(454)	(691)
Investment securities	402	159	561	135	24	159
Restricted cash deposit	1	(1)	—	—	2	2
Equity securities	(42)	(237)	(279)	(51)	138	87
Other investments and federal funds sold	8	422	430	9	(13)	(4)
Total interest-earning assets	(5,414)	1,263	(4,151)	(5,653)	(2,656)	(8,309)

Interest Bearing Liabilities:
Deposits
NOW demand	(1)	—	(1)	(42)	(17)	(59)
Savings and clubs	(14)	(1)	(15)	(14)	2	(12)
Money market savings	296	(394)	(98)	124	(81)	43
Certificates of deposit	113	(513)	(400)	(1,397)	(78)	(1,475)
Mortgagors deposits	(3)	2	(1)	(5)	2	(3)
Total deposits	391	(906)	(515)	(1,334)	(172)	(1,506)
Borrowed money	(1,785)	(153)	(1,938)	(683)	66	(617)
Total interest-bearing liabilities	(1,394)	(1,059)	(2,453)	(2,017)	(106)	(2,123)

Net change in net interest income	$(4,020)	$2,322	$(1,698)	$(3,636)	$(2,550)	$(6,186)

Comparison of Financial Condition at March 31, 2013 and 2012

Assets

At March 31, 2013, total assets decreased $3.0 million, or 0.5%, to $638.3 million, compared to $641.2 million at March 31, 2012. The overall change was primarily due to decreases in the loan portfolio net of the allowance for loan losses of $33.9 million and held-for-sale ("HFS") loans of $16.5 million. These decreases were offset by an increase in cash and cash equivalents and restricted cash of $17.2 million and an increase of $28.9 million in the investment portfolio.

Total investment securities increased $28.9 million, or 30.1%, to $125.1 million at March 31, 2013, compared to $96.2 million at March 31, 2012. This change reflects an increase of $30.9 million in available-for-sale securities offset by a $2.0 million decrease in held-to-maturity securities, as the Company continues to diversify its investment portfolio to increase interest-earning assets.

Net loans receivable decreased $42.8 million, or 10.4%, to $370.1 million at March 31, 2013, compared to $412.9 million at March 31, 2012. The decrease resulted from $73.8 million of principal repayments and loan payoffs across all loan classifications, with the largest decreases in multi-family, commercial and construction loans. An additional $9.7 million in loans were transferred from held for investment to HFS and $6.3 million in principal charge-offs. Decreases were partially offset by loan originations, advances and purchases of $46.9 million. The decrease of $8.8 million in the allowance for loan losses is due to $5.5 million in charge offs in addition to a negative provision of $3.3 million. The negative provision is primarily related to the decrease in non-performing loans, the stabilization in valuations of non-performing loans and a decrease in loss experience.

HFS loans decreased $16.5 million or 55.8% to $13.1 million as the Company continued to take aggressive steps to resolve troubled loans. During the fiscal year, $9.7 million in loans, net of charge-offs, transferred into the held-for-sale portfolio from the held for investment portfolio. This increase was offset by $25.9 million of sales and paydowns.

Liabilities and Stockholders' Equity

Liabilities

Total liabilities decreased $3.1 million, or 0.5%, to $581.5 million at March 31, 2013, compared to $584.6 million at March 31, 2012, due to reductions in deposits of $36.9 million partially offset by an increase in borrowings of $33.0 million.

Deposits decreased $36.9 million, or 6.9%, to $495.7 million at March 31, 2013, compared to $532.6 million at March 31, 2012, due principally to $10.0 million in planned withdrawals from non-interest bearing control disbursements accounts and management's decision not to renew higher cost certificates of deposit.

Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money increased $33.0 million, or 75.9%, to $76.4 million at March 31, 2013, compared to $43.4 million at March 31, 2012, as the Company added short-term borrowings during the fiscal year to replace previously terminated long-term borrowings.

Stockholders' Equity

Total stockholders' equity increased $116 thousand, or 0.2%, to $56.7 million at March 31, 2013, compared to $56.6 million at March 31, 2012. The increase reflects net profit before taxes of $45 thousand for the fiscal year.

Comparison of Operating Results for the Years Ended March 31, 2013 and 2012

Net Income/Loss

Net income for fiscal year 2013 was $0.7 million compared to net loss of $23.4 million for the prior year, an increase of $24.1 million. This improvement was primarily driven by a negative provision for loan losses of $3.3 million in the current year versus a provision of $16.3 million in the prior year, and an increase in non-interest income to $7.0 million for $3.7 million.
Net Interest Income

Interest income decreased $4.2 million, or 14.9%, to $23.8 million compared to $27.9 million in the prior year period, with the decrease primarily attributed to a $118.8 million, or 22.6%, decrease in average loans. The average yield on loans increased 33 basis points to 5.26% from 4.93%, which was directly related to a reduction in non-performing loans. The decline in average loan balances did, however, decrease total interest income on loans. The average yield on mortgage-backed securities fell 80 basis points to 1.90% from 2.70% from the prior year period, as higher yielding securities experienced early payoffs and were replaced with lower yielding securities.
Interest expense decreased $3.2 million, or 39.4%, to $4.9 million compared to $8.1 million in the prior year, as lower cost deposits replaced more expensive long-term borrowings. The prior year was also impacted by fees paid to prepay certain high coupon debt. The average rate on interest-bearing liabilities decreased 44 basis points to 0.99% from 1.43%.

Provision for Loan Losses

The Bank recorded a $3.3 million negative provision for loan losses in fiscal year 2013 compared to a $16.3 million provision for the prior year. For the period ended March 31, 2013, net charge-offs were $5.5 million compared to $19.7 million in the prior year period. Charge-offs in both periods were primarily related to impaired loans and loans that were transferred to HFS. The negative provision of $3.3 million recorded in the current period is primarily related to the stabilization in valuations of non-performing loans and a decrease in loss experience. At March 31, 2013, non-performing assets totaled $46.1 million, or 7.2% of total assets, compared to $86.4 million or 13.5% of total assets at March 31, 2012. The allowance for loan losses was $11.0 million at March 31, 2013, which represents a ratio of the allowance for loan losses to non-performing loans of 35.9%

compared to $19.8 million, which represents a ratio of the allowance for loan losses to non-performing loans of 36.3% at March 31, 2012. The ratio of the allowance for loan losses to total loans was 3.0% at March 31, 2013, a decline from 4.8% at March 31, 2012.

Non-interest Income

Non-interest income increased $3.3 million, or 92.9%, to $7.0 million compared to $3.7 million for the prior year period. The majority of the increase was attributable to gains on sales of loans and an increase in depository fees. Non-interest income in the prior year was negatively impacted by HFS valuation adjustments of $1.9 million.

Non-interest Expense

Non-interest expense decreased $1.7 million or 5.5% to $29.2 million compared to $30.9 million in the prior year. Non-interest expense was lower in all categories except data processing, with the largest decreases comprised of $1.0 million in compensation and benefits expenses and $0.3 million in FDIC premiums.

Income Taxes

Income tax expense was $0.3 million for the fiscal year compared to a benefit of $1.0 million for the prior year. The income tax benefit in the prior year was primarily due to net operating loss carrybacks following management's evaluation of the Company's tax position.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2013.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the FHLB-NY utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $33.0 million during fiscal year 2013 as the bank added short-term borrowings during the year to replace previously terminated long-term borrowings. At March 31, 2013, the Bank had $58.0 million in borrowings with a weighted average rate of 1.63% maturing over the next three years.   The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings.  At March 31, 2013, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $26.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and cash equivalents. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2013 and 2012, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $104.6 million and $91.7 million, respectively.

The most significant potential liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Because Carver Federal generally sells its one-to-four family 15-year and 30-year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce Carver Federal’s liquidity. Carver Federal is also at risk to deposit outflows. The Transaction Account Guarantee program ("TAG") which provides temporary unlimited deposit insurance coverage on noninterest-bearing accounts expired on December 31, 2012. Carver Federal believes that the impact on noninterest-bearing deposits will be minimal.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2013, total cash and cash equivalents increased by $12.9 million to $104.6 million reflecting cash provided by operating activities of $20.3 million offset by cash used in investing activities of $3.5 million and cash used by financing activities of $3.9 million.

Net cash provided by operating activities during this period was $20.3 million and was primarily the result of an increase in proceeds on sale of held-for-sale loans of $27.8 million offset by the negative provision for loan losses of $3.3 million.

Net cash used in investing activities of $3.5 million primarily originated from a net inflow of loan activity by $30.5 million, offset by investment activity of $28.4 million and increase in restricted cash of $4.3 million. Net cash used by financing activities was $3.9 million, primarily resulting from decreased deposits of $36.9 million offset by repayments and maturities of FHLB and other borrowings of $33.0 million.

Potential Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009 the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's).  Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 3 loans that had been sold to FNMA were repurchased by the Bank.  During fiscal 2013, 10 loans that had been sold to FNMA were repurchased by the Bank.  At March 31, 2013 the Bank was still servicing 185 loans with a principal balance of $32.8 million for FNMA that had been sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in our consolidated statement of financial condition as a component of other liabilities. The reserve totaled $1.1 million as of March 31, 2013.
The table below summarizes changes in our representation and warranty reserves in fiscal 2013.

$ in thousands
2013
Representation and warranty repurchase reserve, as of March 31, 2012	$—
Provision for repurchase losses	2,059
Net realized losses (2)	(934)
Representation and warranty repurchase reserve, as of March 31, 2013 (1)	$1,125

(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense
Additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred is found in “Note 13 Commitments and Contingencies.”

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

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit.  The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.  See Note 13 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2013.

The Bank has contractual obligations at March 31, 2013 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations:
FHLB advances	$58,000	$33,000	$25,000	$—	$—
Guaranteed preferred beneficial interest in
junior subordinated debentures	18,403	—	—	—	18,403
Total long-term debt obligations	76,403	33,000	25,000	—	18,403

Operating lease obligations:
Lease obligations for rental properties	8,336	1,788	2,746	2,270	1,532
Total contractual obligations	$84,739	$34,788	$27,746	$2,270	$19,935

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

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based activities. In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive its first award of $59 million in New Markets Tax Credit ("NMTC). It received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC provides a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments which are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. The Bank recorded $0.6 million NMTC fee income in fiscal years 2013 and 2012, and $1.9 million  in fiscal year 2011.

CCDC has retained 0.01% interest in the other special purpose entities created to facilitate these NMTC investments, with the investors owning the remaining 99.99%. CCDC provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

As of March 31, 2013, all three allocation awards have been fully invested in qualifying projects. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects.

The Bank's VIEs, consolidated and unconsolidated, unfunded exposure is presented in the table below.

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss

Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	13,400
CDE 1-9, CDE 11-12	—	40,000	38,828	—	38,828	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,992	15,992	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,609	10,609	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,911	20,911	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,865	10,865	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,397	12,397	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,449	12,449	—	1	—	4,875	4,876
Total	5,850	149,000	38,828	119,939	158,767	13,000	408	—	50,310	63,718

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

 At March 31, 2013, the Bank had Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 10.26%, 16.99% and 19.55%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 11 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

The information required by this item appears under the caption “Discussion of Market Risk-Interest Rate Sensitivity Analysis” in Item 7, incorporated herein by reference.  The Company believes that there has been no material change in the Company's market risk at March 31, 2013 as compared to March 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Carver Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
June 28, 2013

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
$ in thousands
	March 31, 2013	March 31, 2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$98,083	$89,872
Money market investments	6,563	1,825
Total cash and cash equivalents	104,646	91,697
Restricted cash	10,666	6,415
Investment securities:
Available-for-sale, at fair value	116,051	85,106
Held-to-maturity, at amortized cost (fair value of $9,629 and $11,774 at March 31, 2013 and March 31, 2012, respectively)	9,043	11,081
Total investments	125,094	96,187

Loans held-for-sale (“HFS”)	13,107	29,626

Loans receivable:
Real estate mortgage loans	334,594	367,611
Commercial business loans	35,281	43,989
Consumer loans	247	1,258
Loans, net	370,122	412,858
Allowance for loan losses	(10,989)	(19,821)
Total loans receivable, net	359,133	393,037
Premises and equipment, net	8,597	9,573
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,503	2,168
Accrued interest receivable	2,247	2,256
Other assets	11,284	10,271
Total assets	$638,277	$641,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Savings	$98,066	$101,079
Non-Interest Bearing Checking	58,239	67,202
NOW	25,927	28,325
Money Market	113,259	109,404
Certificates of Deposit	200,225	226,587
Total Deposits	495,716	532,597
Advances from the FHLB-New York and other borrowed money	76,403	43,429
Other liabilities	9,423	8,585
Total liabilities	$581,542	$584,611

Stockholders' equity:
Preferred stock, (par value $0.01, per share), 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,364 and 3,697,264 shares issued; 3,695,420 and 3,695,174 shares outstanding at March 31, 2013 and March 31, 2012, respectively)	61	61
Additional paid-in capital	55,708	54,068
Accumulated deficit	(44,439)	(45,091)
Non-controlling interest	141	2,751
Treasury stock, at cost (1,944 shares at March 31, 2013 and 2,090 at March 31, 2012, respectively)	(417)	(447)
Accumulated other comprehensive income	563	159
Total stockholders' equity	56,735	56,619
Total liabilities and stockholders' equity	$638,277	$641,230

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

$ in thousands, except per share data	Years Ended March 31,
	2013	2012	2011
Interest Income:
Loans	$21,398	$25,930	$33,792
Mortgage-backed securities	971	1,302	1,993
Investment securities	1,211	489	357
Money market investments	205	215	103
Total interest income	23,785	27,936	36,245
Interest expense:
Deposits	3,508	4,023	5,529
Advances and other borrowed money	1,370	4,030	3,926
Total interest expense	4,878	8,053	9,455
Net interest income	18,907	19,883	26,790
Provision for loan losses	(3,327)	16,342	27,114
Net interest income after provision for loan losses	22,234	3,541	(324)
Non-interest income:
Depository fees and charges	3,480	2,990	2,936
Loan fees and service charges	693	895	1,022
Gain on sale of securities, net	174	—	764
Gain on sale of loans, net	2,250	257	8
Loss on sale of real estate owned	(808)	(216)	(202)
New Market Tax Credit ("NMTC") fees	625	625	1,940
Lower of Cost or market adjustment on loans held for sale	(32)	(1,870)	(200)
Other	667	973	1,062
Total non-interest income	7,049	3,654	7,330
Non-interest expense:
Employee compensation and benefits	11,126	12,087	11,704
Net occupancy expense	3,625	3,692	3,855
Equipment, net	1,184	1,341	1,659
Data processing	1,176	761	613
Consulting fees	357	475	1,312
Federal deposit insurance premiums	1,248	1,531	1,938
Other	10,522	11,047	9,677
Total non-interest expense	29,238	30,934	30,758

Profit/(Loss) before income taxes	45	(23,739)	(23,752)
Income tax expense (benefit)	328	(961)	15,718
Net income/(loss) before attribution of noncontrolling interest	(283)	(22,778)	(39,470)
Non Controlling interest, net of taxes	(945)	629	57
Net income/(loss)	$662	$(23,407)	$(39,527)

Other comprehensive income (loss), net of tax:
Change in unrealized gain/loss of securities available for sale	672	478	(466)
Change in pension obligations	(268)	—	(51)
Total other comprehensive income (loss), net of tax	404	478	(517)
Total comprehensive income (loss), net of tax	$1,066	$(22,929)	$(40,044)

Earnings/(loss) per common share:
Basic	$0.18	$(14.26)	$(242.25)
Diluted	$0.18	NA	NA

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
$ in thousands
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—March 31, 2010	$18,980	$25	$24,374	$(697)	$—	$18,806	$198	$61,686
Net loss	—	—	—	—	—	(39,527)	—	(39,527)
Minimum pension liability adjustment	—	—	—	—	—	—	(51)	(51)
Change in net unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(466)	(466)
Comprehensive income, net of taxes:	—	—	—	—	—	(39,527)	(517)	(40,044)
Non Controlling Interest	—	—	—	—	6,655	—	—	6,655
Transfer between Controlling and Non Controlling Interest	—	—	2,617	—	(2,617)	—	—	—
Common Dividends paid	—	—	—	—	—	(124)	—	(124)
CPP Preferred Dividends paid	—	—	—	—	—	(588)	—	(588)
Accrued CPP Preferred Dividends	—	—	27	—	—	(27)	—	—
Treasury stock activity	—	—	4	128	—	—	—	132
Stock based compensation	—	—	4	—	—	(4)	—	—
Balance—March 31, 2011	$18,980	$25	$27,026	$(569)	$4,038	$(21,464)	$(319)	$27,717
Net loss	—	—	—	—	—	(23,407)	—	(23,407)
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	478	478
Comprehensive income (loss), net of taxes:	—	—	—	—	—	(23,407)	478	(22,929)
Transfer between Non Controlling and Controlling Interest	—	—	1,973	—	(1,973)	—	—	—
Income attributable to non controlling interest	—	—	—	—	686	—	—	686
Accrued Preferred Dividends Paid	—	—	—	—	—	(364)	—	(364)
Accrued Preferred Dividends	—	—	(144)	—	—	144	—	—
Conversion of Series B preferred stock to common stock	(18,980)	24	18,956	—	—	—	—	—
Conversions of Series C preferred stock to Series D preferred stock	45,118	12	6,298	—	—	—	—	51,428
Treasury stock activity	—	—	(41)	122	—	—	—	81
Balance—March 31, 2012	45,118	61	54,068	(447)	2,751	(45,091)	159	56,619
Net income	—	—	—	—	—	662	—	662
Minimum pension liability adjustment	—	—	—	—	—	—	(268)	(268)
Change in net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	672	672
Comprehensive income (loss), net of taxes:	—	—	—	—	—	662	404	1,066
Transfer between Non Controlling and Controlling Interest	—	—	1,665	—	(1,665)	—	—	—
Loss attributable to non controlling interest	—	—		—	(945)	—	—	(945)
Treasury stock activity	—	—	(25)	30	—	(10)	—	(5)
Balance—March 31, 2013	$45,118	$61	$55,708	$(417)	$141	$(44,439)	$563	$56,735

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
$ in thousands
	2013	2012	2011
OPERATING ACTIVITIES
Net loss before attribution of noncontrolling interests	$(283)	$(22,778)	$(39,470)
Noncontrolling interest, net of taxes	(945)	629	57
Net Income (Loss)	662	(23,407)	(39,527)

Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	(3,327)	16,342	27,114
Deferred tax asset and related valuation allowance	—	—	14,321
Provision for REO losses	—	—	98
Stock based compensation expense	2	53	20
Depreciation and amortization expense	1,132	1,369	1,534
Amortization of intangibles	—	76	127
Loss on real estate owned	808	216	202
Gain on sale of securities, net	(174)	—	(764)
Gain on sale of loans, net	(2,250)	(257)	(8)
Market adjustment on held-for-sale loans	32	1,870	(200)
Originations of loans held-for-sale	—	—	(2,413)
Proceeds from sale of loans held-for-sale	27,840	32,435	2,413
Assets repurchased from third parties	(4,129)	—	—
Decrease in accrued interest receivable	52	598	685
Amortization and accretion of loan premiums and discounts and deferred charges	(417)	(229)	130
Amortization and accretion of premiums and discounts - securities	358	(253)	605
(Increase) decrease in other assets	20	1,602	(643)
(Decrease) increase in other liabilities	(268)	1,112	613
Net cash provided by operating activities	20,341	31,527	4,307
INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(75,936)	(54,344)	(80,653)
Purchases of securities: Held-to-maturity	—	—	(7,992)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	44,830	23,854	70,993
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	2,692	6,492	2,734
Originations of loans held-for-investment	(35,177)	(21,267)	(10,042)
Loans purchased from third parties	(12,161)	—	(22,227)
Principal collections on loans	76,158	109,542	98,260
Proceeds on sale of loans	1,718	2,872	3,335
Increase in restricted cash	(4,251)	(6,415)	—
(Purchase) redemption of FHLB-NY stock	(1,335)	1,184	754
Purchase of premises and equipment	(218)	(144)	(502)
Proceeds from sale of real estate owned	195	564	977
Net cash (used in) provided by investing activities	(3,485)	62,338	55,637
FINANCING ACTIVITIES
Net decrease in deposits	(36,881)	(28,102)	(42,551)
Net increase (decrease) in FHLB-NY advances and other borrowings	32,974	(69,212)	(19,029)
Capital raise	—	51,432	6,655
Dividends paid	—	(364)	712
Net cash used in financing activities	(3,907)	(46,246)	(54,213)
Net increase in cash and cash equivalents	12,949	47,619	5,731

Cash and cash equivalents at beginning of period	91,697	44,077	38,346
Cash and cash equivalents at end of period	$104,646	$91,697	$44,077

Supplemental information:
Noncash Transfers-
Change in unrealized loss on valuation of available-for-sale investments, net	$677	$299	$381
Transfer of loans held-for-investment to loans held-for-sale	$9,724	$53,815	$9,405

Cash paid for-
Interest	$4,455	$8,454	$9,500
Income taxes	$69	$708	$1,224

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

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
“Carver,” the “Company,” “we,” “us” or “our” refers to the Company along with its consolidated subsidiaries. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally-chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986. On October 24, 1994, the Bank converted from a mutual holding company structure to stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly-owned subsidiary of the Company.
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
On October 25, 2011 Carver's stockholders voted to approve a 1-for-15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to non-cumulative non-voting participating preferred stock, Series D ("the Series D preferred stock") and to common stock and to exchange the U.S. Treasury's ("Treasury") Community Development Capital Initiative ("CDCI") Series B preferred stock for common stock.

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

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly-owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., Carver Community Development Corporation, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of the Statement of Operations and Comprehensive Income (Loss) and a component of the Statement of Changes in Stockholders' Equity. Following Financial Accounting Standards Board "FASB" guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive loss.

During fiscal year 2013 and fiscal year 2012, no impairment charges were recorded. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of 9 different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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

Specific Reserve Allowance

Carver also maintains a specific reserve allowance for criticized and classified loans individually reviewed for impairment in accordance with ASC Topic 310 guidelines. The amount assigned to the specific reserve allowance is individually determined based upon the loan. The ASC Topic 310 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:
1.The present value of expected future cash flows discounted at the loan's effective interest rate;
2.The loan's observable market price; or
3.    The fair value of the collateral if the loan is collateral dependent.
The institution may choose the appropriate ASC Topic 310 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan. Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.
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

Troubled Debt Restructured Loans
Troubled debt restructured loans ("TDR") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have performed in accordance with the restructured terms for a period of at least 6 months.
Representation and Warranty Reserve
During the period 2004 through 2009 the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”).  The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's). The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.
Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable.  These reserves are reported in our consolidated statement of financial condition as a component of other liabilities.  The calculation of the reserve is based on estimates, which are uncertain, and require the application of judgment. In establishing the reserves, we consider a variety of factors, including those loans that are under review by FNMA that have not yet received a repurchase request. The Bank tracks the FNMA claims monthly and evaluates the reserve on a quarterly basis.

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

Federal Home Loan Bank Stock
The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. On a quarterly basis, these shares are evaluated for other-than-temporary impairment. We do not consider these shares to be other-than-temporarily impaired at March 31, 2013. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets and servicing liabilities are included in Other Assets and measured at fair value.
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

 Income Taxes

The Company records income taxes in accordance with ASC 740 “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable (receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Generally, this valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Any interest expense or penalties would be recorded as interest expense.

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

Preferred and Common Dividends

The Bank and Company are prohibited from paying any dividends without prior regulatory approval pursuant to the terms of the Cease and Desist Orders to which they are subject, and are generally subject to regulations governing the payment of dividends.  See Item 1 - Business - Regulation and Supervision - Cease and Desist Orders and - Capital and Liquidity.  As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company's Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, the Company had suspended payment of the quarterly cash dividend on its common stock. There are no assurances that the payments of common stock dividends will resume.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity.

Pension Plans

The Company's pension obligations, and the related costs, are calculated using actuarial concepts, within the framework of the FASB guidance. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company include retirement patterns, mortality, and turnover.

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

Impact of Recent Accounting Standards and Interpretations

Accounting Standard Update (“ASU”) No. 2010-06 under ASC Topic 820, “Fair Value Measurements and Disclosures,” requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosures: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were adopted by the Company on January 1, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2010-06 became effective for the Company on April 1, 2010. In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” The amendments in ASU 2011-04 generally represent clarifications of Topic 820 (Fair Value), but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively and are effective during annual and interim periods beginning after December 15, 2011. The remaining disclosure requirements and clarifications made by ASU No. 2011-04 became effective for the Company on January 1, 2012. The adoption of this guidance did not have any effect on the Company's consolidated statement of financial condition or results of operations.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. In December 2011, the Financial Accounting Standards Board (“FASB”) issued an update (ASU 2011-12) to guidance regarding the presentation of comprehensive income.  Under this guidance, an entity can defer the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The adoption of this guidance became effective for the Company in June 2012 and did not have any effect on the Company's consolidation statement of financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”).  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not have any effect on the Company's consolidated statement of condition or results of operations.

NOTE 3.	INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC subtopic 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2013, $116.1 million, or 92.8%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $9.0 million, or 7.2%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2013.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2013:

$ in thousands	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,164	$676	$—	$23,840
Federal Home Loan Mortgage Corporation	16,059	104	(104)	16,059
Federal National Mortgage Association	4,186	117	—	4,303
Other	50	—	—	50
Total mortgage-backed securities	43,459	897	(104)	44,252
U.S. Government Agency Securities	44,363	139	(177)	44,325
Asset Backed Securities	15,268	251	—	15,519
Small Business Administration	1,919	45	—	1,964
Other	10,000	—	(9)	9,991
Total available-for-sale	115,009	1,332	(290)	116,051

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	5,335	404	—	5,739
Federal Home Loan Mortgage Corporation	2,387	103	—	2,490
Federal National Mortgage Association	1,321	79	—	1,400
Total mortgage-backed securities	9,043	586	—	9,629
Total held-to-maturity	9,043	586	—	9,629
Total securities	$124,052	$1,918	$(290)	$125,680

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2012:

$ in thousands	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$31,100	$269	$(23)	$31,346
Federal Home Loan Mortgage Corporation	7,468	8	(1)	7,475
Federal National Mortgage Association	7,214	50	(1)	7,263
Other	51	—	—	51
Total mortgage-backed securities	45,833	327	(25)	46,135
U.S. Government Agency Securities	23,176	91	(63)	23,204
U.S. Government Securities	3,356	6	(1)	3,361
Corporate Bonds	1,890	58	—	1,948
Other	10,485	—	(27)	10,458
Total available-for-sale	84,740	482	(116)	85,106

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	6,659	473	—	7,132
Federal Home Loan Mortgage Corporation	2,794	134	—	2,928
Federal National Mortgage Association	1,628	86	—	1,714
Total mortgage-backed securities	11,081	693	—	11,774
Total held-to-maturity	11,081	693	—	11,774
Total securities	$95,821	$1,175	$(116)	$96,880

The following is a summary regarding proceeds from securities sales of the available-for-sale portfolio for the years ended March 31:

$ in thousands	2013	2012	2011
Available-for-Sale:
Proceeds	$31,567	$16,847	$48,399
Gross gains	174	8	871
Gross losses	—	—	107

The Bank's investment portfolio is comprised primarily of fixed-rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer, commercial mortgage obligations ("CMOs") and Agency securities. Carver maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank's investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank's ability to obtain reliable prices.

The net unrealized gain on available-for-sale securities was $1 million after taxes at March 31, 2013 compared to a net unrealized gain of $0.4 million after taxes at March 31, 2012. There were no sales of held-to-maturity securities in fiscal 2013, 2012 or 2011.

At March 31, 2013 the Bank pledged securities of $23 million as collateral for advances from the FHLB-NY, and $0.1 million against certain large deposits.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2013 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(104)	$10,298	$—	$—	$(104)	$10,298
U.S. Government Agency Securities	(177)	25,290	—	—	(177)	25,290
Others	(9)	9,991	—	—	(9)	9,991
Total available-for-sale securities	(290)	45,579	—	—	(290)	45,579

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2012 for less than 12 months and 12 months or longer:

$ in thousands	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(25)	$13,699	$—	$—	$(25)	$13,699
U.S. Government Agency Securities	(63)	9,917	—	—	(63)	9,917
U.S. Government Securities	(1)	1,555	—	—	(1)	1,555
Others	(27)	9,973	—	—	(27)	9,973
Total available-for-sale	$(116)	$35,144	$—	$—	$(116)	$35,144

A total of 13 securities had an unrealized loss at March 31, 2013 compared to 14 at March 31, 2012. The majority of the securities in an unrealized loss position were U.S. Government Agency securities, which represented 55.5% of total securities in an unrealized loss position that had an unrealized loss for less than 12 months at March 31, 2013. The cause of the temporary impairment is directly related to changes in interest rates.  In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income. At March 31, 2013 and 2012 the Bank does not have any securities that may be classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Avg Rate
Available-for-Sale:
One through five years	999	1,045	2.00%
Five through ten years	32,553	32,807	1.51%
After ten years	81,457	82,199	2.64%
	$115,009	$116,051	2.31%

Held-to-maturity:
One through five years	$9	$9	2.32%
Five through ten years	171	179	4.43%
After ten years	8,863	9,441	4.32%
	$9,043	$9,629	4.32%

NOTE 4.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses, and loans held for sale at March 31:

$ in thousands	March 31, 2013		March 31, 2012
	Amount	%	Amount	%
Gross loans receivable:
One- to four-family	$73,625	20%	$66,313	16%
Multifamily	56,427	15%	78,859	19%
Non-residential	203,813	55%	207,505	50%
Construction	1,228	—%	16,471	4%
Business	35,795	10%	44,424	11%
Consumer and other (1)	247	—%	1,258	—%
Total loans receivable	371,135	100%	414,830	100%

Add:
Premium on loans	686		137
Less:
Deferred fees and loan discounts, net	(1,699)		(2,109)
Allowance for loan losses	(10,989)		(19,821)
Total loans receivable, net	$359,133		$393,037

Loans held-for-sale	$13,107		$29,626

(1)	Includes personal loans

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $37.4 million, $44.4 million and $47.6 million at March 31, 2013, 2012, and 2011, respectively.

At March 31, 2013 the Bank pledged $113.6 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2013:

$ in thousands
	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:

Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs	2,103	226	1,148	151	2,274	1	5,903
Recoveries	15	91	—	22	265	5	398
Provision for Loan Losses	1,279	(4,866)	(2,263)	(1,403)	3,982	(56)	(3,327)

Ending Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,179	409	3,103	—	1,959	28	8,678
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	317	—	194	—	1,800	—	2,311

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the fiscal year ended March 31, 2013:

$ in thousands
Loan Receivables Ending Balance	$73,987	$56,607	$202,771	$1,230	$35,277	$250	$370,122

Ending Balance: collectively evaluated for impairment	67,619	55,991	186,336	—	28,904	250	339,100
Ending Balance: individually evaluated for impairment	6,368	616	16,435	1,230	6,373	—	31,022

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2012:

$ in thousands
	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:

Beginning Balance	$2,923	$6,223	$3,999	$6,944	$2,965	$93	$23,147
Charge-offs	3,730	6,250	5,111	5,961	875	8	21,935
Recoveries	469	6	2	1,677	113	—	2,267
Provision for Loan Losses	4,643	5,430	7,819	(1,128)	(417)	(5)	16,342

Ending Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	4,098	5,348	6,177	1,484	1,685	80	18,872
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	207	61	532	48	101	—	949

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the fiscal year ended March 31, 2012:

$ in thousands
Loan Receivables Ending Balance	$66,172	$78,984	$206,022	$16,433	$43,982	$1,265	$412,858

Ending Balance: collectively evaluated for impairment	63,866	77,976	185,249	10,346	38,124	1,265	376,826
Ending Balance: individually evaluated for impairment	2,306	1,008	20,773	6,087	5,858	—	36,032

The following is an analysis of the allowance for loan losses for the years ended March 31:

$ in thousands	2013	2012	2011
Balance at beginning of the year	$19,821	$23,147	$12,000
Provision for loan losses	(3,327)	16,342	27,114
Recoveries of amounts previously charged-off	398	2,267	52
Charge-offs of loans	(5,903)	(21,935)	(16,019)
Balance at end of the year	$10,989	$19,821	$23,147

At March 31, 2013, 2012 and 2011, the recorded investment in impaired loans was $31.02 million, $36.0 million and $69.6 million respectively. The related allowance for loan losses for these impaired loans was approximately $2.3 million, $0.9 million and $4.2 million at March 31, 2013, 2012 and 2011, respectively. The impaired loans at March 31, 2013, were comprised of $14.3 million of non-accrual loans and $16.7 million of non performing TDRs. The impaired loan portfolio is collateral dependent with the exception of the residential TDRs.  Interest income of $3.2 million, $8.4 million and $7.5 million for fiscal year 2013, 2012 and 2011, respectively, would have been recorded on impaired loans had they performed in accordance with their original terms. At March 31, 2013, 2012 and 2011, there were no loans that were past due 90 days or more and still accruing.

The following is a summary of non-accrual loans at March 31, 2013 and 2012.

$ in thousands	March 31, 2013	March 31, 2012
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$7,642	$6,988
Multifamily	423	2,923
Commercial real estate	14,788	24,467
Construction	1,230	11,325
Business	6,505	8,862
Consumer	38	23
Total non-accrual loans	$30,626	$54,588

Non-performing loans consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on non-performing loans is recorded when received based upon the collectability of the loan. Non-performing loans decreased to $30.6 million at March 31, 2013 from $54.6 million at March 31, 2012. During the current fiscal year, 11 non-performing loans with a fair value of $10.5 million were transferred to held-for-sale. Sales of held-for-sale loans during the fiscal year ended March 31, 2013 totaled $25.6 million .TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2013 were $21.7 million, $16.7 million of which were non-performing as they had not been performing in accordance with the restructured terms for a period of at least 6 months.

At March 31, 2013, other non-performing assets totaled $15.5 million which consists of other real estate owned ("OREO") properties and held-for-sale loans. Other real estate owned of $2.4 million reflects nine foreclosed properties.
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

As of March 31, 2013, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$53,419	$165,965	$—	$23,651
Special Mention	—	3,400	—	2,922
Substandard	3,188	33,406	1,230	8,704
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$56,607	$202,771	$1,230	$35,277

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$66,344	$212
Non-Performing	7,643	38
Total	$73,987	$250

As of March 31, 2012, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$74,900	$167,607	$201	$25,963
Special Mention	381	1,456	6,108	4,954
Substandard	3,703	36,959	10,124	12,551
Doubtful	—	—	—	514
Loss	—	—	—	—
Total	$78,984	$206,022	$16,433	$43,982

	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$59,185	$1,242
Non-Performing	6,987	23
Total	$66,172	$1,265

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2013.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non-performing TDR	Performing TDR (1)	Impaired(2)	Current	Total Financing Receivables
One-to-four family residential	$348	$28	$4,501	$4,877	$3,141	$2,670	$—	$63,299	$73,987
Multi-family mortgage	238	1,142	423	1,803	—	616	—	54,188	56,607
Commercial real estate	220	846	2,671	3,737	9,097	1,290	3,020	185,627	202,771
Construction	—	—	—	—	—	—	1,230	—	1,230
Business	261	148	1,439	1,848	4,447	464	619	27,899	35,277
Consumer and other	6	1	38	45	—	—	—	205	250
Total	$1,073	$2,165	$9,072	$12,310	$16,685	$5,040	$4,869	$331,218	$370,122

(1)
The performing TDR category details those loans that the Company has determined that the future collection of principal and interest is reasonably assured. This generally represents those borrowers who have performed according to the restructured terms for a period of at least six months.

(2)	Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2012. Also included are loans that are 90 days or more past due as to interest and principal and still accruing because they are well secured and in the process of collection.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non-performing TDR	Performing TDR (1)	Impaired(2)	Current	Total Financing Receivables
One-to-four family residential	$2,381	$—	$4,681	$7,062	$2,306	$2,690	—	$54,114	$66,172
Multi-family mortgage	3,220	427	1,915	5,562	1,008	—	—	72,414	78,984
Commercial real estate	11,455	—	9,406	20,861	13,061	430	2,000	169,669	206,022
Construction	—	—	11,086	11,086	239	—	—	5,108	16,433
Business	3,937	954	4,353	9,244	4,428	341	81	29,888	43,982
Consumer and other	37	1	23	61	—	—	—	1,204	1,265
Total	$21,030	$1,382	$31,464	$53,876	$21,042	$3,461	$2,081	$332,397	$412,858

(1)
The performing TDR category details those loans that the Company has determined that the future collection of principal and interest is reasonably assured. This generally represents those borrowers who have performed according to the restructured terms for a period of at least six months.

(2)	Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

The following tables present information on impaired loans with the associated allowance amount, if applicable, and the interest income recognized during the years ended March 31, 2013 and 2012. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

Impaired Loans by Class
As of and for the year ended March 31, 2013
$ in thousands

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	$1,319	$1,460	—	$1,215	$47
Multi-family mortgage	616	616	—	308	5
Commercial real estate	11,070	11,270	—	9,865	235
Construction	1,230	1,492	—	1,230	53
Business	1,080	2,002	—	1,136	41
Consumer and other	—	—	—	—	—
Total	$15,315	$16,840	$—	$13,754	$381

With an allowance recorded:
One-to-four family residential	$5,049	$5,244	$317	$5,363	$57
Multi-family mortgage	—	—	—	—	—
Commercial real estate	5,365	5,913	194	6,302	133
Construction	—	—	—	—	—
Business	5,293	5,293	1,800	4,932	254
Consumer and other	—	—	—	—	—
Total	$15,707	$16,450	$2,311	$16,597	$444

One-to-four family residential	$6,368	$6,704	$317	$6,578	$104
Multi-family mortgage	616	616	—	308	5
Commercial real estate	16,435	17,183	194	16,167	368
Construction	1,230	1,492	—	1,230	53
Business	6,373	7,295	1,800	6,068	295
Consumer and other	—	—	—	—	—
Total	$31,022	$33,290	$2,311	$30,351	$825

Impaired Loans by Class
As of and for the year ended March 31, 2012
$ in thousands

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest income recognized
With no specific allowance recorded:
One-to-four family residential	$628	$628	—	$1,404	$78
Multi-family mortgage	194	194	—	195	21
Commercial real estate	6,304	6,304	—	7,375	89
Construction	5,406	5,670	—	4,603	859
Business	4,983	5,417	—	5,242	203
Consumer and other	—	—	—	—	—
Total	$17,515	$18,213	—	$18,819	$1,250

With an allowance recorded:
One-to-four family residential	$1,679	$1,760	$207	$4,343	$103
Multi-family mortgage	814	879	61	1,391	70
Commercial real estate	14,469	15,068	532	15,453	340
Construction	681	1,613	48	896	—
Business	1,089	1,776	101	1,336	110
Consumer and other	—	—	—	—	—
Total	$18,732	$21,096	$949	$23,419	$623

One-to-four family residential	$2,307	$2,388	$207	$5,746	$181
Multi-family mortgage	1,008	1,073	61	1,586	91
Commercial real estate	20,773	21,372	532	22,828	429
Construction	6,087	7,283	48	5,499	859
Business	6,072	7,193	101	6,470	313
Consumer and other	—	—	—	—	—
Total	$36,247	$39,309	$949	$42,129	$1,873

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. Situations around modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC 310-40 and the related allowance under ASC 310-10-35. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

The following tables presents an analysis of those loan modifications that were classified as TDRs during the twelve month period ended March 31, 2013 and March 31, 2012 :

Modifications to loans during the 12 month period ended
March 31, 2013
$ in thousands
	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Average Pre-Modification rate	Average Post-Modification rate	Allowance recorded
One-to-four family residential	2	1,414	535	7.66%	4.00%	37
Commercial real estate	3	1,890	1,418	6.54%	6.38%	26
Business	4	2,242	2,210	7.23%	7.21%	264
Total	9	$5,546	$4,163			$327

Modifications to loans during the 12 month period ended
March 31, 2012
$ in thousands
	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Average Pre-Modification rate	Average Post-Modification rate	Allowance recorded
One-to-four family residential	2	2,513	2,510	6.86%	4.21%	18
Commercial real estate	2	1,495	1,430	5.47%	5.42%	61
Construction	6	8,862	8,840	6.81%	6.80%	2
Business	5	3,447	3,315	5.86%	5.87%	—
Total	15	$16,317	$16,095			$81

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as rate reductions or forbearance agreements. For the fiscal year ended March 31, 2013, loan on which concessions were made with respect to rate reductions were $0.5 million and those loans which reached forbearance agreements totaled $1.9 million. For the fiscal year ended March 31, 2012, loan on which concessions were made with respect to rate reductions were $3.4 million and those loans which reached forbearance agreements totaled $12.9 million.
There were no loans at March 31, 2013 that had been modified and subsequently defaulted. For the fiscal year ended March 31, 2012, Carver had one multi family loan with an outstanding balance of $0.9 million that had been modified and subsequently defaulted.

For the fiscal year ended March 31, 2013, there were nine loans in the TDR portfolio totaling $5.0 million that were on accrual status as they had performed within their modified terms for a consecutive six-month period.

At March 31, 2013 and 2012, there were no loans to officers or directors of the Company.

NOTE 5.	OFFICE PROPERTIES AND EQUIPMENT, NET

The detail of office properties and equipment as of March 31 is as follows:

$ in thousands	2013	2012
Land	$155	$155
Building and improvements	8,299	8,292
Leasehold improvements	7,197	7,298
Furniture, equipment, and other	11,471	11,454
	27,122	27,199
Less accumulated depreciation and amortization	(18,525)	(17,626)
Office properties and equipment, net	$8,597	$9,573

Depreciation and amortization charged to operations for fiscal year 2013, 2012 and 2011 amounted to $1.1 million, $1.4 million and $1.5 million, respectively.

NOTE 6.	ACCRUED INTEREST RECEIVABLE

The detail of accrued interest receivable as of March 31 is as follows:

$ in thousands	2013	2012
Loans receivable	$1,721	$1,912
Mortgage-backed securities	156	173
Investments and other interest bearing assets	370	171
Total accrued interest receivable	$2,247	$2,256

NOTE 7.	DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows:

$ in thousands	2013			2012
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$58,239	11.75%	—%	$67,202	12.62%	—%
NOW accounts	25,927	5.23%	0.16%	28,325	5.32%	0.15%
Savings	98,066	19.78%	0.26%	101,079	18.98%	0.27%
Money market savings account	113,259	22.85%	0.67%	109,404	20.54%	0.77%
Certificates of deposit	198,089	39.96%	1.16%	224,445	42.14%	1.25%
Mortgagors deposits	2,136	0.43%	1.80%	2,142	0.40%	1.67%
Total	$495,716	100.00%	0.68%	$532,597	100.00%	0.75%

Scheduled maturities of certificates of deposit are as follows for the year ended March 31, 2013:

$ in thousands	Period to Maturity
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	Total 2013	Percent of Total
0% - 0.99%	$91,938	$5,539	$2,280	$4,064	$103,821	52.41%
1% - 1.99%	14,246	34,361	3,589	15,144	67,340	33.99%
2% - 3.99%	4,518	4,425	11,982	5,719	26,644	13.45%
4% and over	228	53	—	3	284	0.14%
Total	$110,930	$44,378	$17,851	$24,930	$198,089	99.99%

As of March 31, 2013 the Bank had pledged $0.1 million in fair value of investment securities as collateral for certain large deposits.

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2013 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2013 to June 30, 2013	$27,876
July 1, 2013 to September 30, 2013	9,476
October 1, 2013 to March 31, 2014	38,167
April 1, 2014 and beyond	63,723
Total	$139,242

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2013	2012	2011
NOW demand	$42	$42	$101
Savings and clubs	259	274	286
Money market savings	739	838	795
Certificates of deposit	2,441	2,848	4,322
Mortgagors deposits	37	38	41
	3,518	4,040	5,545
Penalty for early withdrawal of certificates of deposit	(10)	(17)	(16)
Total interest expense	$3,508	$4,023	$5,529

NOTE 8.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands
Maturing	2013		2012
Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2013	—%	$—	3.5%	$26
2014	0.44%	33,000	—%	—
2015	3.19%	25,000	3.19%	25,000
	1.63%	$58,000	3.19%	$25,026

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $159.6 million at March 31, 2013. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2013, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $3.5 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $113.6 million and mortgage-backed and investment securities with a market value of $25 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $26.9 million from the FHLB-NY at March 31, 2013. The accrued interest payable on FHLB advances amounted to $0.1 million and the interest expense was $0.8 million for the year ended March 31, 2013. At March 31, 2012, the accrued interest payable on FHLB advances amounted to $0.1 million and the interest expense was $1.5 million for the year ended March 31, 2012.

Repurchase agreements. Repurchase agreements (“REPO”) are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Bank terminated its REPOs prior to March 31, 2012. The interest expense on REPOs was $1.8 million for the year ended March 31, 2012 ($353 thousand of which was a prepayment penalty).

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I, issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008 and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Under the Orders, the Company is prohibited from paying dividends without prior regulatory approval. Therefore the Company has deferred the debenture interest payments.

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The interest rate was set at 7% per annum for the first seven years as long as there is no default event, including Carver maintaining its certification as a Community Development Entity (“CDE”) and remaining in compliance with NMTC requirements, and 12% per annum after. During the second quarter of fiscal year 2012, the interest rate was reduced to 2%. This subordinated debt has been approved by the regulators to qualify as Tier II capital for the Bank's regulatory capital calculations.

The accrued interest payable on subordinated debt securities amounted to $0.7 million and the interest expense was $0.6 million for the year ended March 31, 2013. The accrued interest payable on subordinated debt securities amounted to $0.3 million and the interest expense was $0.6 million for the year ended March 31, 2012.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2013	2012	2011
Amounts outstanding at the end of year:
FHLB advances	$58,000	$25,026	$50,057
Guaranteed debt securities	$—	$—	$14,068
Subordinated debt securities	$18,403	$18,403	$18,403

Rate paid at year end:
FHLB advances	1.63%	3.19%	2.70%
Guaranteed debt securities	—%	—%	1.69%
Subordinated debt securities	2.99%	2.99%	4.35%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$69,011	$65,034	$69,086
Guaranteed debt securities	$—	$14,068	$14,068
Subordinated debt securities	$18,403	$18,403	$18,403

Approximate average amounts outstanding for year:
FHLB advances	$31,531	$39,305	$53,454
Guaranteed debt securities	$—	$8,206	$14,068
Subordinated debt securities	$18,403	$18,403	$18,403

Approximate weighted average rate paid during year:
FHLB advances	2.53%	2.89%	2.72%
Guaranteed debt securities	—%	1.69%	1.69%
Subordinated debt securities	3.11%	3.43%	4.45%

NOTE 9.	INCOME TAXES

The components of income tax expense (benefit) for the years ended March 31 are as follow:

$ in thousands	2013	2012	2011
Federal income tax expense (benefit):
Current	$149	$(1,067)	$751
Deferred	(1,024)	(1,080)	14,106
Valuation allowance	1,024	1,080	—
	149	(1,067)	14,857

State and local income tax expense (benefit):
Current	179	106	170
Deferred	229	(1,755)	691
Valuation allowance	(229)	1,755	—
	179	106	861

Total income tax expense (benefit)	$328	$(961)	$15,718

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

$ in thousands	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$337	34.0%	$(8,285)	34.0%	$(8,095)	34.0%
State and local income taxes, net of Federal tax benefit	49	4.9%	(1,541)	6.3%	(293)	1.2%
General business credit	(32)	(3.3)%	(32)	0.1%	(32)	0.1%
Tax gain on sale of NMTC	—	—%	—	—%	4,905	(20.6)%
Valuation Allowance	795	80.3%	2,835	(11.6)%	18,870	(79.3)%
Write off DTA due to Section 382 limitation	(1,363)	(137.7)%	6,089	(25.0)%	—	—%
True-ups/Adjustments	524	53.1%	—	—%	—	—%
Other	18	1.8%	(27)	0.1%	363	(1.5)%
Total income tax expense (benefit)	328	33.1%	(961)	3.9%	15,718	(66.0)%

Carver Federal's operating results includes a $0.3 million tax expense for the fiscal year ended March 31, 2013. For the fiscal year ended March 31, 2012, the total income tax benefit of $1.0 million included a $2.8 million valuation allowance taken on the Bank's deferred tax assets. For the fiscal year ended March 31, 2011, the total income tax expense of $15.7 million included an $18.9 million valuation allowance taken on the Bank's deferred tax assets.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2013	2012
Deferred Tax Assets:
Allowance for loan losses	$3,318	$7,215
Deferred loan costs, net	366	469
Non-accrual loan interest	2,265	2,911
Purchase accounting adjustment	144	170
Net operating loss carryforward	10,289	6,572
New markets tax credit	3,274	1,879
Depreciation	701	561
Minimum pension liability	110	110
Market value adjustment on HFS loans	1,608	1,608
Other	601	570
Total Deferred Tax Assets	22,676	22,065
Deferred Tax Liabilities:
Income from affiliate	176	361
Unrealized gain on available-for-sale securities	394	139
Total Deferred Tax Liabilities	570	500

Valuation Allowance	$(22,106)	$(21,565)

Net Deferred Tax Assets	$—	$—

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $26.8 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $4.7 million. A full valuation allowance for the remaining net deferred tax asset of $22.1 million has been recorded.

At March 31, 2013, the Company had net operating carryforwards for federal purposes of approximately $21.9 million, for state purposes of approximately $37.1 million and for city purposes of approximately $32.0 million which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2033.

The Company has no uncertain tax positions. The Company and its subsidiaries are subject to federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before March 31, 2008. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

NOTE 10.	EARNINGS/(LOSS) PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31:

$ in thousands	2013	2012	2011
Net income (loss)	$662	$(23,407)	$(39,527)
Less: Capital Purchase Program "CPP" Preferred Dividends	—	(288)	(588)
Net income (loss) available to common shareholders	$662	$(23,695)	$(40,115)

Weighted average common shares outstanding – basic	3,696	1,662	166
Effect of dilutive MRP shares	1	—	—
Weighted average common shares outstanding – diluted	3,697	1,662	166

Basic EPS	$0.18	$(14.26)	$(242.25)
Diluted EPS	$0.18	NA	NA

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

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The OCC has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8% of the institution's risk weighted assets.  Although the minimum core capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended, stipulates that an institution with less than 4% core capital is deemed undercapitalized. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  The previously described Cease and Desist Order Carver Federal entered into with the OCC included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier I leverage capital ratio of 9% and a total risk-based capital ratio of 13% by April 30, 2011. At March 31, 2013, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.26%, total risk-based capital ratio of 19.55% and a Tier 1 risk-based capital ratio of 16.99%.

On June 29, 2011 the Company raised $55 million of capital. The $55 million resulted in a $51.4 million increase in liquidity net of the effect of various expenses associated with the capital raise. On June 30, 2011, the Company downstreamed $37 million to the Bank. In December 2011, the Company downstreamed another $7 million to the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes or to downstream into the Bank, if necessary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.

In addition, no assurances can be given that the Bank and the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

The table below presents the capital position of the Bank at March 31, 2013.

	Tier 1	Tier 1	Total
($ in thousands)	Leverage Capital Ratio	Risk-Based Capital Ratio	Risk-Based Capital Ratio
GAAP Capital at March 31, 2013	$66,116	$66,116	$66,116
Add:
General valuation allowances	—	—	4,900
Qualifying subordinated debt	—	—	5,000
Other	474	474	474
Deduct:
Unrealized gains on securities available-for-sale, net	1,064	1,064	1,064
Regulatory Capital	$65,526	$65,526	$75,426
Minimum Capital requirement	57,501	50,152	50,152
Regulatory Capital Excess	$8,025	$15,374	$25,274

Capital Ratios	10.26%	16.99%	19.55%
Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale and loss on pension obligations. The Company has reported its comprehensive income (loss) for fiscal 2013, 2012 and 2011 in the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income/(Loss).  Carver Federal's accumulated other comprehensive income (loss) included net unrealized gains on securities of $0.7 million at March 31, 2013 and $0.4 million at March 31, 2012. Also included in accumulated other comprehensive income (loss) was a loss on the Bank's pension plan liabilities of $0.5 million and $0.2 million at March 31, 2013 and 2012, respectively.

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

The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31:

$ in thousands	2013	2012
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,614	$2,406
Interest cost	106	122
Actuarial gain	53	272
Benefits paid	(390)	(179)
Settlements	43	(7)
Benefit obligation at end of year	$2,426	$2,614
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$2,251	$2,115
Actual return on plan assets	160	72
Contributions	—	250
Benefits paid	(190)	(179)
Settlements	(198)	(7)
Fair value of plan assets at end of year	$2,023	$2,251

Funded status	$(403)	$(363)
Accrued pension cost	$(403)	$(363)

Net periodic pension benefit includes the following components for the years ended March 31:

$ in thousands	2013	2012	2011
Interest cost	$106	$122	$131
Unrecognized loss	45	61	54
Settlement charge	100	—	—
Expected return on plan assets	(176)	(163)	(152)
Net periodic pension benefit	$75	$20	$33

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2013	2012	2011
Annual salary increase (1)	—	—	—
Expected long-term return on assets	8.00%	8.00%	8.00%
Discount rate used in measurement of benefit obligations	3.75%	4.18%	5.25%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

Carver Federal plan assets are invested in a diversified investment fund managed by ING. It seeks to provide long-term growth of capital by investing primarily in equity securities and securities convertible into common stocks traded on U.S. exchanges and issued by large, established companies. The Fund invests in both value and growth securities.

The long-term investment objectives of the Carver Federal Plan are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow.

The following table presents the plan assets held by the Carver Federal Plan as of March 31, 2013 at fair value by level within the fair value hierarchy under ASC Topic 820. Financial assets are classified in their entirety based upon the lowest level of input that is significant to their fair value measurement. See Note 15 for further details regarding the fair value hierarchy.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
$ in thousands	Total	(Level 1)	(Level 2)	(Level 3)
Mutual Funds	$2,023	$—	$2,023	$—

The Mutual Funds contains a mix of equity and debt securities. The portfolio is invested in 84 % domestic and 16% international funds.

Current Asset Allocation

The weighted average asset allocations for Carver Federal's Plan as of March 31, 2013 and 2012, were as follows:

	At March 31,
Asset	2013	2012
Equity securities	61%	67%
Debt securities	39%	33%
Total	100%	100%

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by Carver Federal's Plan during the years indicated:

Year	Amount
2014	166
2015	161
2016	155
2017	162
2018	156
2019-2022	720
Total	$1,520

Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The plan was curtailed during the fiscal year ended March 31, 2001.  The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2013, there was no outstanding payable under this plan.

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

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Company or the Bank on such date.  Under the amended plan awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP. Pursuant to the MRP, the Bank recognized $44 thousand, $65 thousand and $65 thousand as expense for fiscal year 2013, 2012 and 2011, respectively.

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

Upon distribution of the initial ESOP shares, additional ESOP shares were purchased in the open market in accordance with Carver's common stock repurchase program and were held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. For fiscal 2013 there was no recorded ESOP Compensation expense and in fiscal 2012, there was $42 thousand ESOP compensation expense and there were no remaining unallocated shares at March 31, 2013.

Stock Option Plans. During 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 22,591.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2013, there were 3,438 options outstanding and 3,438 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule. Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2013, there were 1,924 options outstanding under the 2006 Incentive Plan and 1,790 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date.

Information regarding stock options as of and for the years ended March 31 is as follows:

	2013		2012		2011
	Options (1)	Weighted Average Exercise Price	Options (1)	Weighted Average Exercise Price	Options (1)	Weighted Average Exercise Price
Outstanding, beginning of year	7,362	$235.00	10,244	$216.75	12,715	$204.00
Granted	—	—	—	—	200	97.50
Exercised	—	—	—	—	—	—
Expired/Forfeited	(2,000)	180.9	(2,882)	170.08	(2,671)	147.30
Outstanding, end of year	5,362	255.17	7,362	235.00	10,244	216.75
Exercisable, at year end	5,229		6,696		9,578
(1) Options for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011

Information regarding stock options as of and for the year ended March 31, 2013 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$90.00	$104.85	133	7.36 years	$97.50	—	$97.50
240.00	254.85	3,233	2.32 years	248.77	3,233	16.55
255.00	269.85	996	2.18 years	257.63	996	257.63
285.00	299.85	1,000	1.23 years	294.45	1,000	294.45
Total		5,362			5,229

There were no stock options awarded to employees during the year ended March 31, 2013.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2013	2012	2011
Risk-free interest rate	N/A	N/A	0.0347
Volatility	N/A	N/A	0.23
Annual dividends	N/A	N/A	$50
Expected life of option grants	N/A	N/A	10 yrs

The Company recorded compensation expense of $2 thousand in fiscal 2013 and $2 thousand in fiscal 2012.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc. (the "Performance Compensation Plan"). This Performance Compensation Plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2008, the Company granted its first awards under the new Performance Compensation Plan. The amount of compensation expense recognized in fiscal year 2013 and 2012 were $36 thousand and $84 thousand, respectively.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Credit Related Commitments.  The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies making commitments as it does for on-balance-sheet instruments.

The Bank had outstanding lending commitments and contractual obligations at March 31 as follows:

$ in thousands	2013	2012
Commitments to fund mortgage loans	$13,709	$2,131
Commitments to fund commercial and consumer loans	8,748	2,044
Lines of credit	3,560	3,173
Letters of credit	334	244
Commitment to fund private equity investment	—	206
	$26,352	$7,798

At March 31, 2013, of the $13.7 million in outstanding commitments to originate mortgage loans. The balance of commitments on commercial and consumer loans is primarily undisbursed funds from approved unsecured commercial lines of credit.  All such lines carry adjustable rates mainly tied to prime.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty.

Mortgage Representation & Warranty Liabilities

During the period 2004 through 2009 the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard reps and warranties for loans sold to the Government Sponsored Entities (GSE's).

The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands
Loans sold to FNMA
Open claims as of March 31, 2012	—
Gross new demands received	8,576
Loans repurchased/made whole	(3,725)
Demands rescinded	—
Open claims as of March 31, 2013(1)	$4,851

(1)
The open claims include all open requests received by the Bank where either FNMA has requested loan files for review, where FNMA has not formally rescinded the repurchase request or where the Bank has not agreed to repurchase the loan. The amounts reflected in this table are the unpaid principal balance and do not incorporate any losses the Bank would incur upon the repurchase of these loans.

The table below summarizes changes in our representation and warranty reserves during fiscal 2013.

$ in thousands
2013
Representation and warranty repurchase reserve, as of March 31, 2012	$—
Provision for mortgage representation and warranty loss	2,059
Net realized losses	(934)
Representation and warranty repurchase reserve, as of March 31, 2013 (1)	$1,125
(1)Reported in our consolidated balance sheets as a component of other liabilities.

Lease Commitments.  Rentals under long-term operating leases for certain branches aggregated approximately $1.8 million, $1.7 million and $1.6 million for fiscal years 2013, 2012 and 2011, respectively. As of March 31, 2013, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2025 follow:

$ in thousands
Year Ending March 31,	Minimum Rental	Sublet Income	Net
2013	$1,820	$145	$1,675
2014	1,685	24	1,661
2015	1,500	—	1,500
2016	1,500	—	1,500
2017	1,402		1,402
Thereafter	2,752	—	2,752
	$10,659	$169	$10,490

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

In another matter, in September 2010, the New York State Department of Labor ("DOL") Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by Carver Federal, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  Carver Federal requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  Carver Federal continues to believe it has a meritorious case and has filed an appeal with the Appeals Board.

In a recent matter, in June 2012, a former employee of Carver Federal filed a complaint with the NY State Division of Human Rights (“DHR”), alleging termination due to unlawful employment discrimination due to disability, race/color or ethnicity and retaliation for filing for disability. The DHR subsequently dismissed the case to afford the Plaintiff the opportunity to pursue the matter in U.S. District Court. A settlement conference was held in June 2013, whereby a tentative settlement of that action has been agreed by both parties.

Carver has accrued $415,000 for these lawsuits.

NOTE 14.	FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company adopted ASC Topic 820 which, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2013 and 2012, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$275	$275
Investment securities:
Available-for-sale:
Government National Mortgage Association	—	23,840	—	23,840
Federal Home Loan Mortgage Corporation	—	16,059	—	16,059
Federal National Mortgage Association	—	4,303	—	4,303
Asset-backed Securities	—	15,519	—	15,519
Other	—	56,279	51	56,330
Total available-for-sale securities	$—	$116,000	$51	$116,051
Total assets	$—	$116,000	$326	$116,326

	Fair Value Measurements at March 31, 2012, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$491	$491
Investment securities:
Available-for-sale:
U.S. Government Securities	3,361	—	—	3,361
Government National Mortgage Association	—	27,612	—	27,612
Federal Home Loan Mortgage Corporation	—	5,305	—	5,305
Federal National Mortgage Association	—	6,141	—	6,141
Corporates	—	1,949	—	1,949
Other	—	40,686	52	40,738
Total available-for-sale securities	$3,361	$81,693	$52	$85,106
Total assets	$3,361	$81,693	$543	$85,597

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company's total assets at March 31, 2013 and 2012.
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
In the period ended March 31, 2013, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a roll-forward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2013 and 2012:

$ in thousands
	Beginning balance, April 1, 2012	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2013	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2013

Securities Available for Sale	$52	$(1)	$—	$—	$51	$—

Mortgage Servicing Rights	491	(216)	—	—	275	(197)
(1)Includes net servicing cash flows and the passage of time.

$ in thousands
	Beginning balance, April 1, 2011	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2012	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2012

Securities Available for Sale	$45	$—	$7	$—	$52	$—

Mortgage Servicing Rights	626	(135)	—	—	491	(121)

(1)Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2013 and 2012, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale	$—	$13,107	$—	$13,107
Impaired loans with a specific reserve allocated	$—	$—	$13,397	$13,397
Other real estate owned	$—	$2,386	$—	$2,386

	Fair Value Measurements at March 31, 2012, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale	$—	$29,626	$—	$29,626
Impaired loans with a specific reserve allocated	$—	$—	$17,784	$17,784
Other real estate owned	$—	$2,183	$—	$2,183

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for sale for the period ended March 31, 2013 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with note sales since March 31, 2011.

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other real estate owned represent property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

NOTE 15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures regarding the fair value of financial instruments are required to include, in addition to the carrying value, the fair value of certain financial instruments, both assets and liabilities recorded on and off-balance sheet, for which it is practicable to estimate fair value. Accounting guidance defines financial instruments as cash, evidence of ownership of an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. The fair value of a financial instrument is discussed below. In cases where quoted market prices are not available, estimated fair values have been determined by the Bank using the best available data and estimation methodology suitable for each such category of financial instruments. For those loans and deposits with floating interest rates, it is presumed that estimated fair values generally approximate their recorded carrying value. The Bank's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the Bank's fair value of all interest-earning assets and interest-bearing liabilities, other than those which are short-term in maturity.

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

$ in thousands	March 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$104,646	$104,646	$104,646	$—	$—
Restricted cash	10,666	10,666	—	10,666	—
Securities available-for-sale	116,051	116,051	—	116,000	51
FHLB Stock	3,503	3,503	—	3,503	—
Securities held-to-maturity	9,043	9,629	—	9,629	—
Loans receivable	359,133	366,433	—	—	366,433
Loans held-for-sale	13,107	13,107	—	13,107	—
Accrued interest receivable	2,247	2,247	—	2,247	—
Mortgage servicing rights	275	275	—	—	275
Financial Liabilities:
Deposits	$495,716	$488,323	$287,625	$200,698	$—
Advances from FHLB of New York	58,000	58,697	—	58,697	—
Other borrowed money	18,403	18,900	—	18,900	—

$ in thousands	March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$91,697	$91,697	$91,697	—	—
Restricted cash	6,415	6,415	—	6,415	—
Securities available-for-sale	85,106	85,106	3,361	81,693	52
FHLB Stock	2,168	2,168	—	2,168	—
Securities held-to-maturity	11,081	11,774	—	11,774	—
Loans receivable	393,037	398,258	—	—	398,258
Loans held-for-sale	29,626	29,626	—	29,626	—
Accrued interest receivable	2,256	2,256	—	2,256	—
Mortgage servicing rights	491	491	—	—	491
Financial Liabilities:
Deposits	$532,597	$524,535	$305,196	219,339	—
Advances from FHLB of New York	25,026	26,331	—	26,331	—
Other borrowed money	18,403	18,886	—	18,886	—

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximate fair value and are classified as Level 1 because they mature in three months or less.
Restricted cash

The carrying amounts for restricted cash approximates fair value and are classified as Level 1 because they represent short-term interest-bearing deposits.

Securities

The fair values for securities available-for-sale and securities held-to-maturity are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities. Available-for-sale securities are classified across Levels 1, 2 and 3. Held-to-maturity securities are classified as Level 2.
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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be insignificant as of March 31, 2013 and March 31, 2012. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

In addition, the fair value estimates are based on existing off-balance sheet financial instruments without attempting to value anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

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

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp, Inc. for financial reporting purposes.  Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are100% owned by Carver Bancorp, Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc.  Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.

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

The variable interest entities (“VIEs”) such as the CDEs and Carver Statutory Trust I are consolidated, as required, where Carver has controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:
(a) the power to direct activities of a VIE that most significantly impact the entities economic performance; and
(b) the obligation to absorb losses of the entity that could benefit from the activities that could potentially be significant to the VIE.

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	13,400
CDE 1-9, CDE 11-12	—	40,000	38,828	—	38,828	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,992	15,992	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,609	10,609	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,911	20,911	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,865	10,865	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,397	12,397	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,449	12,449	—	1	—	4,875	4,876
Total	5,850	149,000	38,828	119,939	158,767	13,000	408	—	50,310	63,718

The Bank was originally awarded $59.0 million of NMTC. In fiscal 2008, the Bank transferred $19.0 million of rights to an investor in a NMTC project. The entity was called CDE-10.

With respect to the remaining $40 million of the original NMTC award, the Bank has established various special purpose entities (CDEs 1-9,11-12) through which its investments in NMTC eligible activities are conducted.  As the Bank is exposed to all of the expected losses and residual returns from these investments under ASC topic 810, the Bank has determined it has a controlling financial interest and is the primary beneficiary of these entities. During December 2010, Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash.

As a result of Carver financing the purchase note, the CDEs continue to be consolidated and the investor's equity investment of $6.7 million was reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new markets tax credits on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

In May 2009, the Bank received a second NMTC award in the amount of $65 million. During the period from December 2009 to December 2010, the Bank transferred rights to investors in NMTC projects (entities CDE 13-19). The Bank has a contingent obligation to reimburse the investor for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

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

The Bank has established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2013 there have been no activities in these entities.

NOTE 17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for fiscal years ended March 31, 2013 and 2012:

$ in thousands, except per share data	June 30	September 30	December 31	March 31
Fiscal 2013
Interest income	$6,151	$6,117	$5,927	$5,590
Interest expense	(1,321)	(1,253)	(1,210)	(1,094)
Net interest income	4,830	4,864	4,717	4,496
Provision for loan losses	(224)	(560)	398	3,713
Non-interest income	940	2,434	2,541	1,134
Non-interest expense	(6,633)	(6,890)	(7,304)	(8,411)
Income tax benefit (expense)	(159)	(37)	(68)	(64)
Noncontrolling interest, net of taxes	885	51	190	(181)
Net income (loss)	$(361)	$(138)	$474	$687
Earnings (loss) per common share
Basic	$(0.10)	$(0.04)	$0.13	$0.19
Diluted	NA	NA	$0.13	$0.19

$ in thousands, except per share data	June 30	September 30	December 31	March 31
Fiscal 2012
Interest income	$7,234	$7,441	$6,911	$6,351
Interest expense	(1,956)	(1,764)	(1,854)	(2,481)
Net interest income	5,278	5,677	5,057	3,870
Provision for loan losses	(5,170)	(7,007)	(113)	(4,052)
Non-interest income	1,092	828	553	1,181
Non-interest expense	(7,294)	(7,627)	(7,776)	(8,239)
Income tax benefit (expense)	109	(185)	1004	34
Noncontrolling interest, net of taxes	(146)	(1,136)	595	58
Net loss	$(6,131)	$(9,450)	$(680)	$(7,148)
Earnings (loss) per common share
Basic	$(37.65)	$(58.67)	$(0.26)	$(1.93)
Diluted	NA	NA	NA	NA

NOTE 18.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION:

$ in thousands	As of March 31,
	2013	2012
Assets
Cash on deposit with subsidiaries	$4,654	$4,775
Investment in subsidiaries	66,660	65,648
Other assets	48	39
Total Assets	$71,362	$70,462

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	1,180	311
Other liabilities	44	129
Total liabilities	$14,627	$13,843

Stockholders’ equity	56,735	56,619
Total Liabilities and Stockholders’ Equity	$71,362	$70,462

CONDENSED STATEMENTS OF INCOME:

$ in thousands	Years Ended March 31,
	2013	2012	2011
Income
Equity in net income (loss) from subsidiaries	$1,561	$(21,779)	$(37,872)
Other income	35	50	14
Total income (loss)	1,596	(21,729)	(37,858)
Expenses
Interest Expense on Borrowings	471	467	464
Salaries and employee benefits	181	272	415
Shareholder expense	99	308	444
Other	183	631	346
Total expense	934	1,678	1,669

Income (loss) before income taxes	662	(23,407)	(39,527)
Income tax expense	—	—
Net income (loss)	$662	$(23,407)	$(39,527)

CONDENSED STATEMENTS OF CASH FLOW:

$ in thousands	Years Ended March 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$662	$(23,407)	$(39,527)
Adjustments to reconcile net loss to net cash
from operating activities:
Loss (equity) in net income of Subsidiaries	(1,561)	21,779	37,872
Income taxes from the Bank	—	—	—
(Increase) decrease in account receivable from subsidiaries	(1)	(160)	—
(Increase) decrease in other assets	(9)	(28)	49
(Decrease) increase in accounts payable to subsidiaries	399	(693)	690
Increase (decrease) in other liabilities	386	(17)	260
Other, net	33	(159)	1,212
Net cash (used in) provided by operating activities	(91)	(2,685)	556

Cash Flows From Investing Activities
Dividends received from Bank	—	247	—
Capital raise	—	51,432	—
Net cash provided by investing activities	—	51,679	—

Cash Flows From Financing Activities
Increase (decrease) in borrowings	—	(113)	113
Redemption of treasury stock, net	(30)	(122)	—
Dividends paid	—	—	(712)
Push Down of Capital Raise	—	(44,000)	—
Net cash used in financing activities	(30)	(44,235)	(599)
Net increase (decrease) in cash	(121)	4,759	(43)
Cash and cash equivalents – beginning	4,775	16	59
Cash and cash equivalents – ending	$4,654	$4,775	$16

NOTE 19. Subsequent Events

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

(a) Evaluation of Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of March 31, 2013, the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's system of internal control is designed under the supervision of management, including the Company's Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

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

As of March 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of March 31, 2013 is effective using these criteria.

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

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Company's definitive proxy statement to be filed in connection with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statements of Financial Condition as of March 31, 2013 and 2012

3.	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended as of March 31, 2013, 2012 and 2011

4.	Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2013, 2012 and 2011

5.	Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011

6.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 28, 2013	By	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 28, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright	Chairman and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ David L. Toner	First Senior Vice President and Chief Financial Officer
David L. Toner	(Principal Accounting Officer and Principal Financial Officer)

/s/ Dr. Samuel J. Daniel	Director
Samuel J. Daniel

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel Jackson	Director
Pazel G. Jackson, Jr.

/s/ Janet Rollé	Director
Janet Rollé

/s/ Robert R. Tarter	Director
Robert R. Tarter

/s/ Susan M. Tohbe	Director
Susan M. Tohbe

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (10)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1) (*)
10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (6) (*)
10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (6) (*)
10.4
Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of January 1, 1994, incorporating Amendment No. 1, incorporating Second Amendment, incorporating Amendment No. 2, incorporating Amendment No. 2A, incorporating Amendment No. 3 and incorporating Amendment No. 4 (6) (*)

10.5	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1) (*)
10.6	Carver Federal Savings Bank Retirement Plan for Non-employee Directors, effective as of October 24, 1994 (1) (*)
10.7	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1) (*)
10.8	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1) (*)
10.14	Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan (3) (*)
10.15	Amended and Restated Employment Agreement by and between Carver Federal Savings Bank and Deborah C. Wright, entered into as of June 1, 1999 (4) (*)
10.16	Amended and Restated Employment Agreement by and between Carver Bancorp, Inc. and Deborah C. Wright, entered into as of June 1, 1999 (4) (*)
10.17	Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (4) (*)
10.18	Carver Bancorp, Inc. Compensation Plan for Non-Employee Directors (6) (*)
10.19	Amendment Number One to Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (6)
10.20	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (6) (*)
10.21	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (6) (*)
10.22	Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003 (5)
10.23
Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc., as Sponsor, and Linda Dunn, William Gray and Deborah Wright, as Administrators, dated as of September 17, 2003 (5)

10.24	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (5)
10.25	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (8) (*)
10.26	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (8)
10.27	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (8)
10.28	First Amendment to the Carver Bancorp, Inc. Retirement Income Plan, effective as of March 28, 2005 (9) (*)
10.29	Sixth Amendment to the Carver Bancorp, Inc. Employee Stock Ownership Plan, effective as of March 28, 2005 (9) (*)
10.30	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (11) (*)
10.31	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 ( *)
10.32	Amendment to the Carver Bancorp, In. Stock Incentive Plan (13) (*)
10.33	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (13) (*)
10.34	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Bancorp, Inc. and Deborah C. Wright (13) (*)
10.35	First Amendment to the Employment Agreement Entered into as of June 1, 1999 Between Carver Federal Savings Bank and Deborah C. Wright (13) (*)
14	Code of ethics (10)
21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibits 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail (14)

(1) As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

(*)	Management Contract or Compensatory Plan.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009.

(3)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(6)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(8)	[Intentionally omitted]

(9)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(10)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(11)	Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(12)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.

(13)
Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 17, 2009.