Form 10-Q
period 2013-06-30
CARVER BANCORP INC
filed 2013-08-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01	3,695,717
Class	Outstanding at August 13, 2013

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$101,942	$98,083
Money market investments	5,911	6,563
Total cash and cash equivalents	107,853	104,646
Restricted cash	6,556	10,666
Investment securities:
Available-for-sale, at fair value	116,377	116,051
Held-to-maturity, at amortized cost (fair value of $13,667 and $9,629 at June 30, 2013 and March 31, 2013, respectively)	13,537	9,043
Total investments	129,914	125,094

Loans held-for-sale (“HFS”)	9,709	13,107

Loans receivable:
Real estate mortgage loans	322,118	334,594
Commercial business loans	33,330	35,281
Consumer loans	219	247
Loans, net	355,667	370,122
Allowance for loan losses	(10,317)	(10,989)
Total loans receivable, net	345,350	359,133
Premises and equipment, net	8,376	8,597
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,866	3,503
Accrued interest receivable	2,418	2,247
Other assets	20,179	11,284
Total assets	$634,221	$638,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Savings	$97,126	$98,066
Non-interest bearing checking	56,118	58,239
NOW	25,863	25,927
Money market	115,327	113,259
Certificates of deposit	191,033	200,225
Total deposits	485,467	495,716
Advances from the FHLB-NY and other borrowed money	87,403	76,403
Other liabilities	8,506	9,423
Total liabilities	581,376	581,542

STOCKHOLDERS' EQUITY
Preferred stock, (par value $0.01, per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,661 and 3,697,364 issued; 3,695,717 and 3,695,420 shares outstanding at June 30, 2013 and March 31, 2013, respectively)	61	61
Additional paid-in capital	55,844	55,708
Accumulated deficit	(44,028)	(44,439)
Non-controlling interest	101	141
Treasury stock, at cost (1,944 shares at June 30, 2013 and March 31, 2013)	(417)	(417)
Accumulated other comprehensive (loss)/income	(3,834)	563
Total stockholders’ equity	52,845	56,735
Total liabilities and stockholders equity	$634,221	$638,277
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
$ in thousands	Three Months Ended June 30,
	2013	2012
Interest income:
Loans	$4,915	$5,587
Mortgage-backed securities	263	294
Investment securities	348	200
Money market investments	43	69
Total interest income	5,569	6,150

Interest expense:
Deposits	697	976
Advances and other borrowed money	313	344
Total interest expense	1,010	1,320

Net interest income	4,559	4,830
Provision for loan losses	831	224
Net interest income after provision for loan losses	3,728	4,606

Non-interest income:
Depository fees and charges	912	796
Loan fees and service charges	299	200
Gain on sale of securities	278	—
Gain on sales of loans, net	490	36
Gain (loss) on sale of real estate owned	(48)	(288)
Lower of cost or market adjustment on loans held-for-sale	(69)	—
Other	266	196
Total non-interest income	2,128	940

Non-interest expense:
Employee compensation and benefits	2,368	2,720
Net occupancy expense	871	858
Equipment, net	175	288
Data processing	356	194
Consulting fees	120	66
Federal deposit insurance premiums	309	343
Other	1,081	2,164
Total non-interest expense	5,280	6,633

Income/(loss) before income taxes	576	(1,087)
Income tax expense	73	159
Consolidated net income/(loss)	503	(1,246)
Less: Net income/(loss) attributable to non-controlling interest	93	(885)
Net income/(loss) attributable to Carver Bancorp, Inc.	$410	$(361)

Earnings/(loss) per common share:
Basic	$0.11	$(0.10)
Diluted	$0.11	$(0.10)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2013	2012
Net income/(loss) attributable to Carver Bancorp, Inc.	$410	$(361)

Other comprehensive income/(loss), net of tax:
Change in unrealized gain/loss of securities available-for-sale	(3,972)	(88)
Change in pension obligations	—	(302)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	425	—
Total other comprehensive loss, net of tax	(4,397)	(390)

Total comprehensive loss, net of tax attributable to Carver Bancorp, Inc.	$(3,987)	$(751)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended June 30, 2013
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance—March 31, 2013	$45,118	$61	$55,708	$(417)	$141	$(44,439)	$563	$56,735
Net income	—	—	—	—	—	410	—	410
Change in net unrealized gains (losses) on available-for-sale securities, net of taxes	—	—	—	—	—	—	(4,397)	(4,397)
Transfer between Non-controlling and Controlling Interest	—	—	133	—	(133)	—	—	—
Loss attributable to non-controlling interest	—	—	—	—	93	—	—	93
Treasury stock activity	—	—	3	—	—	1	—	4
Balance—June 30, 2013	$45,118	$61	$55,844	$(417)	$101	$(44,028)	$(3,834)	$52,845
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

$ in thousands	Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) before attribution to noncontrolling interests	$503	$(1,246)
Net income (loss) attributable to noncontrolling interests, net of taxes	93	(885)
Net income/(loss) attributable to Carver Bancorp, Inc.	410	(361)

Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Provision for loan losses	831	224
Stock based compensation expense	1	—
Depreciation and amortization expense	279	292
Loss on real estate owned	48	288
Gain on sale of securities, net	(278)	—
Gain on sale of loans, net	(490)	(36)
Amortization and accretion of loan premiums and discounts and deferred charges	(59)	(83)
Amortization and accretion of premiums and discounts — securities	(756)	163
Market adjustment on held-for-sale loans	69	—
Proceeds from sale of loans held-for-sale	9,247	5,666
Assets repurchased from third parties	(697)	—
(Increase) decrease in accrued interest receivable	(170)	76
Increase in other assets	(8,955)	(272)
Decrease in other liabilities	(824)	(278)
Net cash (used in) provided by operating activities	(1,344)	5,679
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(30,180)	(17,750)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	21,347	11,788
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	652	667
Originations of loans held-for-investment	(18,061)	(1,454)
Principal collections on loans	26,060	16,159
Proceeds on sale of loans	242	470
Decrease in restricted cash	4,110	—
Purchase of FHLB-NY stock	(363)	(886)
Purchase of premises and equipment	(7)	(25)
Proceeds from sale of real estate owned	—	195
Net cash provided by investing activities	3,800	9,164
CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposits	(10,249)	(18,529)
Net increase in FHLB-NY advances and other borrowings	11,000	22,992
Net cash provided by financing activities	751	4,463
Net increase in cash and cash equivalents	3,207	19,306
Cash and cash equivalents at beginning of period	104,646	91,697
Cash and cash equivalents at end of period	$107,853	$111,003

Supplemental cash flow information:
Noncash financing and investing activities:
Change in unrealized loss on valuation of available-for-sale investments, net	$(4,397)	$(88)
Transfers from loans held-for-investment to loans held-for-sale	$5,435	$6,212

Cash paid for-
Interest	$988	$1,210
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Carver Bancorp, Inc. (on a stand-alone basis, the “Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”) and Alhambra Holding Corp, an inactive Delaware corporation. Carver Federal's wholly-owned subsidiaries are CFSB Realty Corp., Carver Community Development Corp. (“CCDC”) and CFSB Credit Corp., which is currently inactive. The Bank has a majority-owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.
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
On February 7, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision (“OTS”). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets; and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Orders passed to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency (“OCC”). No assurances can be given that the Bank and the Company will continue to comply with all provisions of the Orders. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.
On June 29, 2011, the Company raised $55 million of capital by issuing 55,000 shares of mandatorily convertible non-voting participating preferred stock, Series C (the “Series C preferred stock”). The issuance resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise enabled the Company on June 30, 2011 to make a capital injection of $37 million in the Bank. In December 2011, another $7 million capital injection was made in the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes or to downstream into the Bank, if necessary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.
On October 25, 2011, Carver's stockholders voted to approve a 1-for-15 reverse stock split. A separate vote of approval was given to convert the Series C preferred stock to non-cumulative non-voting participating preferred stock, Series D (“the Series D preferred stock”) and to common stock and to exchange the U.S. Treasury's (“Treasury”) Community Development Capital Initiative (“CDCI”) Series B preferred stock for common stock.

On October 27, 2011, the 1-for-15 reverse stock split was effected, which reduced the number of outstanding shares of common stock from 2,492,415 to 166,161.
On October 28, 2011, the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. The consolidated balance sheet at March 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2013 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future write-downs of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

In addition, the Office of the Comptroller of the Currency (“OCC”), Carver Federal's regulator, as an integral part of its examination process, periodically reviews Carver Federal's allowance for loan losses and, if applicable, real estate owned valuations. The OCC may require Carver Federal to recognize additions to the allowance for loan losses or additional writedowns of real estate owned based on their judgments about information available to them at the time of their examination.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of the Statement of Comprehensive Loss and a component of the Statement of Changes in Stockholders' Equity.  Following Financial Accounting Standards Board (“FASB”) guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss.

During the quarter ended June 30, 2013 and for the fiscal year ended March 31, 2013, no other-than-temporary impairment charges were recorded.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale are based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent loan sales.

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

Limitations related to the fair value estimate of financial instruments.
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

Allowance for Loan and Lease Losses (“ALLL”)

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006 and in accordance with FASB Accounting Standards Codification (“ASC”) Topics 450 “Disclosure of Certain Loss Contingencies” and 310 “Accounting by Creditors for Impairment of a Loan”. Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.
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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Topic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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
Criticized and Classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Topic 310. Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”). If it is determined that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is categorized as impaired.
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

Troubled Debt Restructured Loans
TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have performed in accordance with the restructured terms for a period of at least six months.
Representation and Warranty Reserve
During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”).  The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's). The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.
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
NOTE 3. EARNINGS (LOSS) PER COMMON SHARE
The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended June 30,
$ in thousands	2013	2012
Earnings (loss) per common share
Net income (loss) available to common shareholders of Carver Bancorp, Inc.	$410	$(361)
Weighted average common shares outstanding	3,695,966	3,695,540
Basic earnings (loss) per common share	$0.11	$(0.10)
Diluted earnings per common share	$0.11	$(0.10)

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
The following table sets forth changes in each component of accumulated other comprehensive income (loss) for the three months ended June 30, 2013:

		Other
	At	Comprehensive	At
$ in thousands	March 31, 2013	Income	June 30, 2013
Net unrealized gains (loss) on securities available-for-sale	$1,064	$(4,397)	$(3,333)
Net unrealized losses on pension liability	(501)	—	(501)
Accumulated other comprehensive income (loss)	$563	$(4,397)	$(3,834)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended June 30, 2013
$ in thousands	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statement of Operations
Unrealized gains on available-for-sale securities	$425	Gain on sales of securities, net of tax

NOTE 6. INVESTMENT SECURITIES
The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.
Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopics 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2013, $116.4 million, or 89.6%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $13.5 million, or 10.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2013.
The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2013:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$17,123	$404	$(123)	$17,404
Federal Home Loan Mortgage Corporation	17,736	5	(369)	17,372
Federal National Mortgage Association	11,659	—	(466)	11,193
Other	50	—	—	50
Total mortgage-backed securities	46,568	409	(958)	46,019
U.S. Government Agency Securities	50,593	—	(2,667)	47,926
Asset-backed Securities	12,567	199	—	12,766
Other	10,000	—	(334)	9,666
Total available-for-sale	119,728	608	(3,959)	116,377
Held-to-Maturity *:
Mortgage-backed securities:
Government National Mortgage Association	4,838	257	—	5,095
Federal Home Loan Mortgage Corporation	2,294	102	—	2,396
Federal National Mortgage Association	6,405	75	(303)	6,177
Total held-to-maturity mortgage-backed securities	13,537	434	(303)	13,668
Total securities	$133,265	$1,042	$(4,262)	$130,045
* The carrying amount and amortized cost are the same for all held to maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2013:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,164	$676	$—	$23,840
Federal Home Loan Mortgage Corporation	16,059	104	(104)	16,059
Federal National Mortgage Association	4,186	117	—	4,303
Other	50	—	—	50
Total mortgage-backed securities	43,459	897	(104)	44,252
U.S. Government Agency Securities	44,363	139	(177)	44,325
Asset Backed Securities	15,268	251	—	15,519
Small Business Administration	1,919	45	—	1,964
Other	10,000	—	(9)	9,991
Total available-for-sale	115,009	1,332	(290)	116,051
Held-to-Maturity:
Mortgage-backed securities *:
Government National Mortgage Association	5,335	404	—	5,739
Federal Home Loan Mortgage Corporation	2,387	103	—	2,490
Federal National Mortgage Association	1,321	79	—	1,400
Total held-to-maturity mortgage-backed securities	9,043	586	—	9,629
Total securities	$124,052	$1,918	$(290)	$125,680
* The carrying amount and amortized cost are the same for all held to maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities at June 30, 2013 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(958)	$33,268	$—	$—	$(958)	$33,268
U.S. Government Agency Securities	(2,667)	48,038	—	—	(2,667)	48,038
Other	(334)	9,666	—	—	(334)	9,666
Total available-for-sale securities	(3,959)	90,972	—	—	(3,959)	90,972

Held-to-Maturity:
Mortgage-backed securities	(303)	4,848	—	—	(303)	4,848
Total held-to-maturity	(303)	4,848	—	—	(303)	4,848
Total securities	$(4,262)	$95,820	$—	$—	$(4,262)	$95,820

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2013 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(104)	$10,298	$—	$—	$(104)	$10,298
U.S. Government Agency Securities	(177)	25,290	—	—	(177)	25,290
Other	(9)	9,991	—	—	(9)	9,991
Total available-for-sale securities	$(290)	$45,579	$—	$—	$(290)	$45,579

A total of 35 securities had an unrealized loss at June 30, 2013 compared to 13 at March 31, 2013. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 52.8% and 36.6% of total securities in an unrealized loss position that had an unrealized loss for less than 12 months at June 30, 2013. Given the U.S. government's guarantees of the mortgage-backed and agency securities, there is no reason to believe that these securities will experience permanent impairment. Management believes that these unrealized losses are a direct result of the current rate environment and will recover as economic conditions improve.

The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. At June 30, 2013, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at June 30, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$2,000	$1,969	1.50%
Five through ten years	32,044	31,052	1.52%
After ten years	85,684	83,356	1.54%
Total	$119,728	$116,377	1.54%

Held-to-maturity:
One through five years	$135	$138	2.76%
Five through ten years	5,201	4,904	2.42%
After ten years	8,201	8,626	3.52%
Total	$13,537	$13,668	3.09%

NOTE 7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real Estate, Construction, Business (including Small Business Administration), and Consumer and Other Loans.
The ALLL reflects management’s judgment in the evaluation of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to calculate the ALLL each quarter. To determine the total ALLL, management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis. For further details on the ALLL, please reference Note 2 "Summary of Significant Accounting Policies."
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
The following is a summary of loans receivable, net of allowance for loan losses, and loans held for sale at June 30, 2013 and March 31, 2013:

	June 30, 2013		March 31, 2013
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$71,736	20%	$73,625	20%
Multifamily	57,443	16%	56,427	15%
Commercial real estate	187,677	53%	203,813	55%
Construction	5,793	2%	1,228	—%
Business	33,809	9%	35,795	10%
Consumer and other (1)	219	—%	247	—%
Total loans receivable	$356,677	100%	$371,135	100%

Add:
Premium on loans	689		728
Less:
Deferred fees and loan discounts,net	(1,699)		(1,741)
Allowance for loan losses	(10,317)		(10,989)
Total loans receivable, net	$345,350		$359,133

Loans held-for-sale	$9,709		$13,107
(1) Includes personal loans
The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month period ended June 30, 2013.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	617	—	512	—	393	17	1,539
Recoveries	—	10	—	—	24	2	36
Provision for Loan Losses	1,416	(173)	205	167	(787)	3	831
Ending Balance	$4,295	$245	$2,991	$167	$2,603	$16	$10,317
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,734	246	1,820	167	2,136	15	8,118
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	561	—	1,171	—	467	—	2,199

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month period ended June 30, 2013.
Loan Receivables Ending Balance	$72,099	$57,572	$186,688	$5,759	$33,302	$247	$355,667
Ending Balance: collectively evaluated for impairment	64,788	56,956	176,501	5,100	27,291	247	330,883
Ending Balance: individually evaluated for impairment	7,311	616	10,187	659	6,011	—	24,784

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month period ended June 30, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs	203	109	1,129	—	—	2	1,443
Recoveries	—	—	—	—	2	3	5
Provision for Loan Losses	694	(1,529)	2,271	(1,408)	244	(48)	224
Ending Balance	$4,796	$3,771	$7,851	$124	$2,032	$33	$18,607
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	4,250	3,710	7,499	124	1,734	33	17,350
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	546	61	352	—	298	—	1,257

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the three month period ended June 30, 2012.
Loan Receivables Ending Balance:	$66,236	$75,102	$198,271	$8,752	$41,109	$430	$389,900
Ending Balance: collectively evaluated for impairment	62,315	74,111	186,489	1,502	35,175	430	360,022
Ending Balance: individually evaluated for impairment	3,921	991	11,782	7,250	5,934	—	29,878

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2013.

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

The following is an analysis of the loan receivable balances showing the methods of evaluating the loan portfolio for impairment for the fiscal year ended March 31, 2013
Loan Receivables Ending Balance:	$73,987	$56,607	$202,771	$1,230	$35,277	$250	370,122
Ending Balance: collectively evaluated for impairment	67,619	55,991	186,336	—	28,904	250	339,100
Ending Balance: individually evaluated for impairment	6,368	616	16,435	1,230	6,373	—	31,022

The following is a summary of non-accrual loans at June 30, 2013 and March 31, 2013.

$ in thousands	June 30, 2013	March 31, 2013
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$6,666	$7,642
Multifamily	659	423
Commercial real estate	8,091	14,788
Construction	693	1,230
Business	3,350	6,505
Consumer and other	—	38
Total non-accrual loans	$19,459	$30,626
Non-accrual loans decreased $11.2 million, or 36.5%, to $19.5 million at June 30, 2013 from $30.6 million at March 31, 2013. The majority of the decline during the three month period ended June 30, 2013 related to two non-performing loans with a fair value of $5.4 million that were moved to held-for-sale, four TDR loans with a fair value of $5.1 million that were upgraded to accrual status as they had performed in accordance with their modified terms for six months and one multifamily loan with a fair value of $1.1 million that was paid off.
Non-performing loans at June 30, 2013, were comprised of $8.2 million of loans 90 days or more past due and non-accruing, $6.9 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months, and $4.3 million of loans that are either performing or less than 90 days past due and have been classified as impaired.
Non-performing loans at March 31, 2013, were comprised of $9.1 million of loans 90 days or more past due and non-accruing, $16.7 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months, and $4.9 million of loans that were either performing or less than 90 days past due and had been classified as impaired.

At June 30, 2013, other non-performing assets totaled $10.7 million which consists of other real estate owned and held-for-sale loans.  Other real estate owned of $946 thousand reflects eight foreclosed properties.
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

As of June 30, 2013, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows.

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$55,352	$157,943	$5,100	$23,247
Special Mention	—	9,994	—	2,525
Substandard	2,220	18,751	659	7,530
Total	$57,572	$186,688	$5,759	$33,302

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$65,433	$247
Non-Performing	6,666	—
Total	$72,099	$247

As of March 31, 2013, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$53,419	$165,965	$—	$23,651
Special Mention	—	3,400	—	2,922
Substandard	3,188	33,406	1,230	8,704
Total	$56,607	$202,771	$1,230	$35,277

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$66,344	$212
Non-Performing	7,643	38
Total	$73,987	$250

The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2013. Also included are loans ($110 thousand) that are 90 days or more past due as to interest and principal and still accruing because they are well secured and in the process of collection.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non-performing TDR	Performing TDR (1)	Impaired(2)	Current	Total Financing Receivables
One-to-four family residential	$508	$276	$4,059	$4,843	$2,607	$3,196	—	$61,453	$72,099
Multi-family mortgage	—	99	659	758	—	616	—	56,198	57,572
Commercial real estate	2,365	1,140	2,891	6,396	2,180	3,563	3,020	171,529	186,688
Construction	—	—	—	—	—	—	693	5,066	5,759
Business	123	50	584	757	2,147	2,326	619	27,453	33,302
Consumer and other	10	—	—	10	—	—	—	237	247
Total	$3,006	$1,565	$8,193	$12,764	$6,934	9,701	$4,332	$321,936	$355,667
(1) The performing TDR category details those loans that the Company has determined that the future collection of principal and interest is reasonably assured, this generally represents those borrowers who have performed according to the restructured terms for a period of at least six months.
(2) Consists of loans which are less than 90 days past due but impaired due to other risk characteristics.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2013.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non-performing TDR	Performing TDR (1)	Impaired(2)	Current	Total Financing Receivables
One-to-four family residential	$348	$28	$4,501	$4,877	$3,141	$2,670	$—	63,299	73,987
Multi-family mortgage	238	1,142	423	1,803	—	616	—	54,188	56,607
Commercial real estate	220	846	2,671	3,737	9,097	1,290	3,020	185,627	202,771
Construction	—	—	—	—	—	—	1,230	—	1,230
Business	261	148	1,439	1,848	4,447	464	619	27,899	35,277
Consumer and other	6	1	38	45	—	—	—	205	250
Total	$1,073	$2,165	$9,072	$12,310	$16,685	$5,040	$4,869	$331,218	$370,122
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

The following table presents information on impaired loans with the associated allowance amount, if applicable at June 30, 2013 and the interest income recognized for the three month period ended June 30, 2013 and 2012.

	June 30, 2013					June 30, 2012
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family residential	$2,161	$2,701	$—	$1,740	$1	$728	$9
Multi-family mortgage	616	616	—	616	—	193	3
Commercial real estate	6,491	6,691	—	8,781	54	6,139	108
Construction	659	923	—	945	—	6,328	53
Business	2,215	2,649	—	1,648	7	4,137	32
Total	$12,142	$13,580	$—	$13,730	$62	$17,525	$205

With an allowance recorded:
One-to-four family residential	$5,150	$5,487	$561	$5,100	$37	$2,386	$7
Multi-family mortgage	—	—	—	—	—	806	—
Commercial real estate	3,696	3,715	1,171	4,531	5	10,139	95
Business	3,796	3,796	467	4,545	36	1,867	81
Total	$12,642	$12,998	$2,199	$14,176	$78	$15,198	$183

Total impaired loans by type:
One-to-four family residential	$7,311	$8,188	$561	$6,840	$38	$3,114	$16
Multi-family mortgage	616	616	—	616	—	999	3
Commercial real estate	10,187	10,406	1,171	13,312	59	16,278	203
Construction	659	923	—	945	—	6,328	53
Business	6,011	6,445	467	6,193	43	6,004	113
Total	$24,784	$26,578	$2,199	$27,906	$140	$32,723	$388

The following table presents information on impaired loans with the associated allowance amount, if applicable, and the interest income recognized during the year ended March 31, 2013.

Impaired Loans by Class
As of and for the year ended March 31, 2013

$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family residential	$1,319	$1,460	$—	$1,215	$47
Multi-family mortgage	616	616	—	308	5
Commercial real estate	11,070	11,270	—	9,865	235
Construction	1,230	1,492	—	1,230	53
Business	1,080	2,002	—	1,136	41
Total	$15,315	$16,840	$—	$13,754	$381

With an allowance recorded:
One-to-four family residential	$5,049	$5,244	$317	$5,363	$57
Commercial real estate	5,365	5,913	194	6,302	133
Business	5,293	5,293	1,800	4,932	254
Total	$15,707	$16,450	$2,311	$16,597	$444

Total impaired loans by type:
One-to-four family residential	$6,368	$6,704	$317	6,578	104
Multi-family mortgage	616	616	—	308	5
Commercial real estate	16,435	17,183	194	16,167	368
Construction	1,230	1,492	—	1,230	53
Business	6,373	7,295	1,800	6,068	295
Total	$31,022	$33,290	$2,311	$30,351	$825

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
The following table presents an analysis of those loan modifications that were classified as TDRs during the three month period ended June 30, 2013:

	Modifications to loans during the three month period ended
	June 30, 2013

$ in thousands	Number of loans	Pre- modification outstanding recorded investment	Recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family residential	1	$551	$484	7.50%	5.50%
Business	1	919	919	6.00%	6.00%
	2	$1,470	$1,403

The following table presents an analysis of those loan modifications that were classified as non performing TDRs during the three month period ended June 30, 2012:

Modifications to loans during the three month period ended
June 30, 2012

$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Recorded investment at June 30, 2012	Pre-Modification rate	Post-Modification rate

One-to-four family residential	1	$540	$540	6.75%	4.00%
Total	1	$540	$540	6.75%	4.00%

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the three month period ended June 30, 2013, one loan of $551 thousand was modified with an interest rate concession of 2.00% and one loan of $919 thousand was extended. For the three month period ended June 30, 2012, one loan of $0.5 million was modified with an interest rate concession of 2.75%.
For the period ended June 30, 2013, Carver had one business loan with an outstanding balance of $1.2 million that had been modified and subsequently defaulted within the last twelve months. For the period ended June 30, 2012, Carver had one multifamily loan with an outstanding balance of $0.8 million, that had been modified and subsequently defaulted within the 12 month period.
At June 30, 2013 there were twelve loans in the TDR portfolio totaling $9.7 million that were on accrual status as they had performed within their modified terms for a consecutive six month period.
At June 30, 2013 and 2012, there were no loans to officers or directors of the Company.

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
The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2013, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$275	$275
Investment securities:
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	17,404	—	17,404
Federal Home Loan Mortgage Corporation	—	17,372	—	17,372
Federal National Mortgage Association	—	11,193	—	11,193
Asset-Backed Securities	—	12,766	—	12,766
Other	—	57,592	50	57,642
Total available-for-sale securities	—	116,327	50	116,377
Total assets	$—	$116,327	$325	$116,652

	Fair Value Measurements at March 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$275	$275
Investment securities:
Available-for-sale:
Mortgage-backed securities:
Agency mortgage-backed securities	—	23,840	—	23,840
Federal Home Loan Mortgage Corporation	—	16,059	—	16,059
Federal National Mortgage Association	—	4,303	—	4,303
Asset-backed Securities	—	15,519	—	15,519
Other	—	56,279	51	56,330
Total available-for-sale securities	—	116,000	51	116,051
Total assets	$—	$116,000	$326	$116,326

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company’s total assets at June 30, 2013 and March 31, 2013.
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
In the three month period ended June 30, 2013, there were no transfers of investments between the Level 1 and Level 2 categories.
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

The following table includes a roll-forward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2013 and 2012:

		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2013
$ in thousands	Beginning balance, April 1, 2013		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2013
Securities Available-for-Sale	$51	$—	$(1)	$—	$50	$—

Mortgage servicing rights	275	—	—	—	275	—

		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2012
$ in thousands	Beginning balance, April 1, 2012		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2012
Securities Available-for-Sale	$52	$—	$—	$—	$52	$—

Mortgage servicing rights	491	(9)	—	—	482	—
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2013 and March 31, 2013 and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
$ in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$9,709	$—	$9,709
Impaired loans with a specific reserve allocated	$—	$—	$10,443	$10,443
Other real estate owned	$—	$946	$—	$946

	Fair Value Measurements at March 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
$ in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$13,107	$—	$13,107
Impaired loans with a specific reserve allocated	$—	$—	$13,397	$13,397
Other real estate owned	$—	$2,386	$—	$2,386
Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended June 30, 2013 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.
The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2013 and March 31, 2013 are as follows:

	June 30, 2013
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$107,853	$107,853	$107,853	$—	$—
Restricted cash	6,556	6,556	—	6,556	—
Securities available-for-sale	116,377	116,377	—	116,327	50
FHLB Stock	3,866	3,866	—	3,866	—
Securities held-to-maturity	13,537	13,668	—	13,668	—
Loans receivable	345,350	351,550	—	—	351,550
Loans held-for-sale	9,709	9,709	—	9,709	—
Accrued interest receivable	2,418	2,418	—	2,418	—
Mortgage servicing rights	275	275	—	—	275
Financial Liabilities:
Deposits	$485,467	$472,461	$280,066	$192,395	$—
Advances from FHLB of New York	69,000	70,564	—	70,564	—
Other borrowed money	18,403	18,904	—	18,904	—

	March 31, 2013
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$104,646	$104,646	$104,646	$—	$—
Restricted cash	10,666	10,666	—	10,666	—
Securities available-for-sale	116,051	116,051	—	116,000	51
FHLB Stock	3,503	3,503	—	3,503	—
Securities held-to-maturity	9,043	9,629	—	9,629	—
Loans receivable	359,133	366,433	—	—	366,433
Loans held-for-sale	13,107	13,107	—	13,107	—
Accrued interest receivable	2,247	2,247	—	2,247	—
Mortgage servicing rights	275	275	—	—	275
Financial Liabilities:
Deposits	$495,716	$488,323	$287,625	$200,698	$—
Advances from FHLB of New York	58,000	58,697	—	58,697	—
Other borrowed money	18,403	18,900	—	18,900	—
Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximate fair value and are classified as Level 1 because they mature in three months or less.
Restricted cash

The carrying amounts for restricted cash approximates fair value and are classified as Level 2 because they represent short-term interest-bearing deposits.

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

Loans held-for-sale

Loans held-for-sale are carried at the lower of cost or market value and are classified as Level 2. The valuation methodology for loans held-for-sale are based upon amounts offered or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

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
Commitments to Extend Credits, Commercial, and Standby Letters of Credit
The fair value of the commitments to extend credit was estimated to be insignificant as of June 30, 2013 and March 31, 2013. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

$ in thousands	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	32,892	—	32,892	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,991	15,991	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,576	10,576	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,064	10,064	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,928	20,928	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,875	10,875	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,375	12,375	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,427	12,427	—	1	—	4,875	4,876
Total	$5,850	$149,000	$32,892	$119,918	$152,810	$13,000	$408	$—	$50,310	$63,718
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

The Bank has established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of June 30, 2013 there have been no activities in these entities.

NOTE 11. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”).  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any effect on the Company's consolidated statement of financial condition or results of operations. Information required by ASU 2013-02 is presented in note 5 to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
the ability of the Bank and the Company to comply with regulatory orders that may be imposed upon the Bank and Company, and the effect on operations resulting from restrictions that may be and are set forth in the regulatory orders;

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

•
legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III;

•	our ability to manage our operations following increased leverage and risk-based capital requirements following the implementation of Basel III by our regulators;

•	changes in the level of government support of housing finance;

•	the Company’s success in implementing new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	technological changes that may be more difficult to implement or more costly than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

•	changes in accounting principles, policies or guidelines, which may cause changes to our financial reporting obligations;

•	litigation or regulatory actions, whether currently existing or commencing in the future, which may restrict our operations or strategic business plan;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management;

•	the ability to realize cost efficiencies and

•	the ability to utilize the New Markets Tax Credits (“NMTC”).
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

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment areas needs through its community development lending, investing and service activities. The Bank had approximately $634.2 million in assets as of June 30, 2013 and employed approximately 135 employees as of June 30, 2013.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. While providing funding to the investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance, therefore it is not the primary beneficiary of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2013, all three award allocations have been fully utilized in qualifying projects.
The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	32,892	—	32,892	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,991	15,991	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,576	10,576	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,064	10,064	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,928	20,928	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,875	10,875	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,375	12,375	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,427	12,427	—	1	—	4,875	4,876
Total	$5,850	$149,000	$32,892	$119,918	$152,810	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDE's as detailed above.

Critical Accounting Policies
Note 2 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2013 included in its 2013 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2013 Form 10-K.
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
Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2013, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of $0 since it has recorded a full valuation allowance on its DTA.
Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2013, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27,

2011). No repurchases of the Company's common stock were made during the first quarter of the 2014 fiscal year. The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.
Equity Transactions

On October 25, 2011, Carver's stockholders voted to approve a 1-for-15 reverse stock split. A separate vote of stockholder approval was given to convert the Series C preferred stock into Series D preferred stock and common stock and exchange the Treasury CDCI Series B preferred stock for common stock.

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

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2013.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $11.0 million during the three months ended June 30, 2013. At June 30, 2013, the Bank had $44.0 million in borrowings with a weighted average rate of 0.45% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At June 30, 2013, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $10.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2013 and 2012, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $107.9 million and $111.0 million, respectively.
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
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2013 total cash and cash equivalents increased $3.2 million to $107.9 million reflecting cash provided by investing activities of $3.8 million, cash used in operating activities of $1.3 million, and cash provided by financing activities of $0.8 million.

Net cash provided by investing activities of $3.8 million primarily originated from a decrease of $4.1 million in restricted cash, an increase of $26.1 million in principal collections on loans and $21.3 million in proceeds from available-for-sale securities, offset by $18.1 million in loan originations and $30.2 million in purchases of available-for-sale securities. Net cash used in operating activities during this period was $1.3 million and was primarily the result of sales of held-for-sale loans during the quarter. Net cash provided by financing activities was $0.8 million, primarily resulting from a net increase in borrowed funds of $11.0 million offset by decreased deposits of $10.2 million.
The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at June 30, 2013 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at June 30, 2013	$62,443	$62,443	$62,443
Add:
General valuation allowances	—	—	4,826
Qualifying subordinated debt	—	—	5,000
Other	474	474	474
Deduct:
Unrealized gains on securities available-for-sale, net	(3,333)	(3,333)	(3,333)
Regulatory Capital	66,250	66,250	76,076
Minimum Capital requirement	57,157	49,452	49,452
Regulatory Capital Excess	$9,093	$16,798	$26,624
Capital Ratios	10.43%	17.42%	20.00%

Bank Regulatory Matters
On February 7, 2011, the Bank and the Company consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision (“OTS”). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets, and that its earnings were inadequate to augment its capital.
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
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. At June 30, 2013, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.43% versus the required 9% and total risk-based capital ratio of 20% versus the required 13%.

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

Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's).  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012 and 2013, 3 and 10 loans, respectively, that had been sold to FNMA were repurchased by the Bank.  During the first quarter of fiscal 2014, 2 loans that had been sold to FNMA were repurchased by the Bank. At June 30, 2013, the Bank was still servicing 169 loans with a principal balance of $31.1 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2013(1)	$4,851
Gross new demands received	662
Loans repurchased/made whole	(211)
Demands rescinded	(727)
Principal payments received on open claims	(160)
Open claims as of June 30, 2013(1)	$4,415

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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in our consolidated statement of financial condition as a component of other liabilities. The reserve totaled $0.8 million as of June 30, 2013.

The table below summarizes changes in our representation and warranty reserves in the first quarter of fiscal 2014:

$ in thousands	June 30, 2013
Representation and warranty repurchase reserve, beginning of period (1)	$1,125
Net provision for repurchase losses (2)	(290)
Net realized losses (2)	(65)
Representation and warranty repurchase reserve, end of period (1)	$770
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2013 and March 31, 2013
Assets
At June 30, 2013, total assets decreased $4.1 million, or 0.6%, to $634.2 million, compared to $638.3 million at March 31, 2013. The overall change was primarily due to decreases in the loan portfolio, net of the allowance for loan losses of $13.8 million, and in HFS loans of $3.4 million. These decreases were partially offset by increases in other assets of $8.9 million and $4.8 million in the investment portfolio.
Total investment securities increased $4.8 million, or 3.9%, to $129.9 million at June 30, 2013, compared to $125.1 million at March 31, 2013. This change reflects an increase of $4.5 million in held-to-maturity securities, as the Company continues to diversify its investment portfolio to increase interest-earning assets.
Net loans receivable decreased $14.5 million, or 3.9%, to $355.7 million at June 30, 2013, compared to $370.1 million at March 31, 2013. The majority of the decrease resulted from $24.9 million of principal repayments and loan payoffs across all loan classifications. An additional $5.4 million in loans were transferred from held for investment to HFS and $1.4 million represented principal charge-offs. Decreases were partially offset by loan originations and advances of $17.0 million. Early payoffs of loans slowed as interest rates increased during the second half of the quarter.
HFS loans decreased $3.4 million, or 25.9%, to $9.7 million as the Company continued to take aggressive steps to resolve troubled loans. During the quarter, there were $8.8 million in sales and paydowns, offset by $5.4 million in loans, net of charge-offs, that transferred into the HFS portfolio from the held for investment portfolio.

Liabilities and Stockholders’ Equity
Total liabilities remained flat at $581.4 million at June 30, 2013, compared to $581.5 million at March 31, 2013, due to an increase in borrowings of $11.0 million, offset by reductions in deposits of $10.2 million.
Deposits decreased $10.2 million, or 2.1%, to $485.5 million at June 30, 2013, compared to $495.7 million at March 31, 2013, due primarily to runoff of certificates of deposit as the low interest rate environment led depositors to seek alternative investment opportunities for maturing deposits.
Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money increased $11.0 million, or 14.4%, to $87.4 million at June 30, 2013, compared to $76.4 million at March 31, 2013, as the Company added short-term borrowings during the quarter to offset the runoff in certificates of deposit.
Total equity decreased $3.9 million, or 6.9%, to $52.8 million at June 30, 2013, compared to $56.7 million at March 31, 2013. The majority of the decrease was due to $4.4 million of accumulated other comprehensive losses on investments caused by the increase in interest rates in the second half of the quarter.

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

Lending commitments include commitments to originate mortgage and consumer loans and commitments to fund unused lines of credit. The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Fiscal 2013 Form 10-K.
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2013:

$ in thousands
Commitments to fund mortgage loans	$450
Commitments to fund commercial and consumer loans	2,200
Lines of credit	5,237
Letters of credit	334
Total	$8,221

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012
Overview
The Company reported net income of $0.4 million for the first quarter of fiscal 2014, compared to a net loss of $0.4 million for the first quarter of fiscal 2013. Earnings per share for the quarter was $0.11 compared to a loss per share of $0.10 for the prior year period. The primary drivers of our net income improvement over the prior year period loss were increases in all categories of non-interest income and overall reductions in non-interest expenses, which were partially offset by an increase in the provision for loan losses.
The following table reflects selected operating ratios for the three months ended June 30, 2013 and 2012:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended June 30,
Selected Financial Data:	2013		2012
Return on average assets (1)	0.27%		(0.23)%
Return on average stockholders' equity (2)	2.86%		(2.54)%
Net interest margin (3)	3.19%		3.08%
Interest rate spread (4)	3.05%		2.87%
Efficiency ratio (5) (8)	78.96%		114.96%
Operating expenses to average assets (6)	3.51%		4.19%
Average stockholders' equity to average assets (7)	9.54%		8.97%
Average interest-earning assets to average interest-bearing liabilities	1.19	x	1.24	x

(1) Net income/(loss), annualized, divided by average total assets.
(2) Net income/(loss), annualized, divided by average total stockholders' equity.
(3) Net interest income, annualized, divided by average interest-earning assets.
(4) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(5) Operating expenses divided by sum of net interest income plus non-interest income.
(6) Non-interest expenses, annualized, divided by average total assets.
(7) Total average stockholders' equity divided by total average assets for the period.
(8) Non-GAAP Financial Measures: In addition to evaluating Carver Bancorp's results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements their evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratios. Management believes this non-GAAP financial measure provides information useful to investors in understanding the Company's underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio is used by management in its assessment of financial performance, including non-interest expense control.

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
The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and average costs for the three months ended June 30, 2013 and 2012. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented.

The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

$ in thousands	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest Earning Assets:
Loans (1)	$365,706	$4,915	5.38%	$430,367	$5,587	5.19%
Mortgaged-backed securities	57,968	263	1.81%	55,360	294	2.12%
Investment securities	62,832	274	1.74%	31,883	110	1.38%
Restricted Cash Deposit	9,266	1	0.03%	6,415	1	0.03%
Equity securities (2)	1,957	19	3.89%	2,566	23	3.61%
Other investments and federal funds sold	74,076	97	0.53%	99,794	135	0.54%
Total interest-earning assets	571,805	5,569	3.90%	626,385	6,150	3.93%
Non-interest-earning assets	29,899			6,277
Total assets	$601,704			$632,662

Interest Bearing Liabilities:
Deposits:
NOW demand	$26,423	$10	0.15%	$26,607	$10	0.15%
Savings and clubs	97,997	65	0.27%	101,305	67	0.27%
Money market	114,440	132	0.46%	109,330	203	0.75%
Certificates of deposit	193,260	480	1.00%	220,255	685	1.25%
Mortgagors deposits	2,248	10	1.78%	2,460	11	1.80%
Total deposits	434,368	697	0.64%	459,957	976	0.85%
Borrowed money	45,001	313	2.79%	43,930	344	3.15%
Total interest-bearing liabilities	479,369	1,010	0.85%	503,887	1,320	1.05%
Non-interest-bearing liabilities:
Demand	56,472			65,198
Other liabilities	8,698			6,852
Total liabilities	544,539			575,937
Minority Interest	(256)			667
Stockholders’ equity	57,421			56,058
Total liabilities & stockholders’ equity	$601,704			$632,662
Net interest income		$4,559			$4,830
Average interest rate spread			3.05%			2.87%

Net interest margin			3.19%			3.08%
(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
Interest Income
Interest income decreased $581 thousand, or 9.4%, to $5.6 million compared to the prior year quarter, primarily attributable to a $64.7 million, or 15.0%, decrease in average loans. Although the average yield on loans increased 19 basis points to 5.38% from 5.19%, following a reduction in non-performing loans, the decrease in average loans reduced total interest income on loans. Decreases in interest income are likely to continue until average loan balances increase, given lower yields available on alternative interest-earning assets. The average yield on mortgage-backed securities fell 31 basis points to 1.81% from 2.12% as the securities added to the portfolio carried lower yields than the securities which were sold or paid down.
Interest Expense
Interest expense decreased $310 thousand, or 23.5%, to $1.0 million, compared to $1.3 million for the prior year quarter, following lower rates paid on money market accounts and certificates of deposits. The average rate on interest-bearing liabilities decreased 20 basis points to 0.85% for the quarter ended June 30, 2013 from 1.05% at March 31, 2013.
Provision for Loan Losses and Asset Quality
The Bank maintains an ALLL that management believes is adequate to absorb inherent and probable losses in its loan portfolio. The adequacy of the ALLL is determined by management’s continuous review of the Bank’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. Management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs, and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. Any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of the Comptroller of the Currency on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Holding Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
The following table summarizes the activity in the ALLL for the three month period ended June 30, 2013 and fiscal year-end March 31, 2013:

$ in thousands	Three Months Ended June 30, 2013	Fiscal Year Ended March 31, 2013
Beginning Balance	$10,989	$19,821
Less: Charge-offs	(1,539)	(5,903)
Add: Recoveries	36	398
Provision for Loan Losses	831	(3,327)
Ending Balance	$10,317	$10,989

Ratios:
Net charge-offs to average loans outstanding	0.41%	1.35%
Allowance to total loans	2.90%	2.97%
Allowance to non-performing loans	53.02%	35.88%
The Company recorded a $831 thousand provision for loan losses compared to a $224 thousand provision for the prior year quarter. Net charge-offs of $1.5 million were recognized compared to $1.4 million in the prior year period. Charge-offs in both periods were primarily related to impaired loans and loans moved to held-for-sale ("HFS"). The impact of the charge-offs to the provision was partially offset by a reduction in the allowance for loan losses due to stabilization in valuations of non-performing loans and a decrease in loss experience.
At June 30, 2013, non-accrual loans totaled $19.5 million, or 3.1% of total assets compared to $30.6 million or 4.8% of total assets at March 31, 2013. The ALLL was $10.3 million at June 30, 2013, which represents a ratio of the ALLL to non-accrual loans of 53.0% compared to $11.0 million at March 31, 2013. which represents a ratio of 35.9%. The ratio of the ALLL to total loans was 2.9% at June 30, 2013 down from 3.0% at March 31, 2013.

Non-performing Assets
Non-performing assets consist of non-accrual loans, loans held-for-sale and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the SBA. Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2013, loans classified as a TDR totaled $16.6 million, of which $9.7 million were classified as performing.
At June 30, 2013, non-performing assets totaled $30.1 million, or 4.75% of total assets compared to $46.1 million, or 7.23% of total assets at March 31, 2013.
The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter end periods:

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table
$ in thousands	June 2013	March 2013	December 2012	September 2012	June 2012
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One-to-four family	$6,666	$7,642	$7,249	$6,094	$7,363
Multi-family	659	423	483	1,724	1,790
Commercial real estate	8,091	14,788	18,872	14,145	16,487
Construction	693	1,230	1,230	4,258	4,658
Business	3,350	6,505	7,718	8,717	9,337
Consumer	—	38	14	15	—
Total non-accrual loans	19,459	30,626	35,566	34,953	39,635
Other non-performing assets (2):
Real estate owned	946	2,386	2,996	2,119	1,961
Loans held-for-sale	9,709	13,107	18,991	26,830	30,163
Total other non-performing assets	10,655	15,493	21,987	28,949	32,124
Total non-performing assets (3)	$30,114	$46,119	$57,553	$63,902	$71,759
Accruing loans contractually past maturity > 90 days (4)	$111	$—	$—	$884	$—
Non-performing loans to total loans	5.47%	8.27%	9.76%	9.20%	10.17%
Non-performing assets to total assets	4.75%	7.23%	8.98%	10.01%	11.13%
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of contractual interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the three month period ended June 30, 2013, 2 non-performing loans with a fair value of $5.4 million were moved to held-for-sale.

(2) Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held-for-sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. At June 30, 2013, there were $9.7 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans
In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans which have FICO scores of 660 or less). At June 30, 2013, the Bank had $12.6 million in subprime loans, or 3.5% of its total loan portfolio, of which $2.0 million are non-performing loans.
Non-Interest Income
Non-interest income increased $1.2 million, or 126.4%, to $2.1 million, compared to $0.9 million for the prior year quarter. The increase was primarily due to net gains realized on sale of HFS loans, gains on sale of securities, and increases in the Bank's depository fees, including fees generated by Carver Community Cash.
Non-Interest Expense
Non-interest expense decreased $1.4 million to $5.3 million, compared to $6.6 million in the prior year quarter. The decrease was primarily due to lower employee compensation expenses of $352 thousand following reduced staffing levels, and decreases in other expenses including a $300 thousand charge-off recovery related to the Company's former money carrier provider and a reduction of $355 thousand in reserves for losses associated with repurchase of mortgage loans sold by the Bank to Fannie Mae.
Income Tax Expense
The income tax expense was $73 thousand for the first quarter compared to $159 thousand for the three months ended June 30, 2012. The effective rate for the three months ended June 30, 2013 was 15.03% compared to (78.76%) for the same period last year. The increase in the effective rate was a result of both a higher level of pre-tax income projected in the 2013 period compared to the prior year period and an adjustment of a tax receivable related to an amended tax filing which occurred in the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Quantitative and qualitative disclosure about market risk is presented at March 31, 2013 in Item 7A of the Company’s 2013 Form 10-K and is incorporated herein by reference. The Company believes that there has been no material change in the Company’s market risk at June 30, 2013 compared to March 31, 2013.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2013, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Carver Federal was a defendant in one lawsuit brought by a purported fifty percent loan participant on a multifamily loan, alleging gross negligence and breach of contract in the manner in which Carver Federal serviced the loan. This matter was settled in July 2013.
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
In a recent matter, in June 2012, a former employee of Carver Federal filed a complaint with the NY State Division of Human Rights (“DHR”), alleging termination due to unlawful employment discrimination due to disability, race/color or ethnicity and retaliation for filing for disability. The DHR subsequently dismissed the case to afford the Plaintiff the opportunity to pursue the matter in U.S. District Court. A settlement conference was held in June 2013, whereby a settlement of that action was agreed and entered into by both parties.
In accordance with ASC Topic 450, Carver has accrued $440,000 for these lawsuits.
The legal settlements made in June and July did not have a material impact on the financial condition of the Company.

Item 1A.	Risk Factors
The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“Form 10-K”). The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.
An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Carver's prospective regulatory capital requirements remain uncertain and there is a risk that the Company will be unable to meet these new standards in the time frame expected by the market or regulators.
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company is evaluating the rules and the impact it will have on the Bank.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”)

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing, so incur any loss directly. Prior to December 31, 2009 the Bank originated and sold loans to the Federal National Mortgage Association (“FNMA”). During fiscal years 2012-2014, the Bank has been obligated to repurchase 15 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affects the Bank's results of operations and earnings in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
No Company unregistered securities were sold by the Company during the quarter ended June 30, 2013.

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

CARVER BANCORP, INC.
Date: August 13, 2013	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)