Form 10-Q
period 2013-09-30
CARVER BANCORP INC
filed 2013-11-12
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common Stock, par value $0.01	3,695,892

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$95,841	$98,083
Money market investments	10,001	6,563
Total cash and cash equivalents	105,842	104,646
Restricted cash	6,556	10,666
Investment securities:
Available-for-sale, at fair value	87,222	116,051
Held-to-maturity, at amortized cost (fair value of $12,542 and $9,629 at September 30, 2013 and March 31, 2013, respectively)	12,419	9,043
Total investments	99,641	125,094

Loans held-for-sale (“HFS”)	7,854	13,107

Loans receivable:
Real estate mortgage loans	369,083	334,594
Commercial business loans	29,765	35,281
Consumer loans	193	247
Loans, net	399,041	370,122
Allowance for loan losses	(9,399)	(10,989)
Total loans receivable, net	389,642	359,133
Premises and equipment, net	8,243	8,597
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	4,226	3,503
Accrued interest receivable	2,530	2,247
Other assets	10,280	11,284
Total assets	$634,814	$638,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Savings	$95,435	$98,066
Non-interest bearing checking	54,839	58,239
NOW	25,962	25,927
Money market	115,484	113,259
Certificates of deposit	187,738	200,225
Total deposits	479,458	495,716
Advances from the FHLB-NY and other borrowed money	95,403	76,403
Other liabilities	8,195	9,423
Total liabilities	583,056	581,542

STOCKHOLDERS' EQUITY
Preferred stock, (par value $0.01, per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,836 and 3,697,364 issued; 3,695,892 and 3,695,420 shares outstanding at September 30, 2013 and March 31, 2013, respectively)	61	61
Additional paid-in capital	55,980	55,708
Accumulated deficit	(43,685)	(44,439)
Non-controlling interest	57	141
Treasury stock, at cost (1,944 shares at September 30, 2013 and March 31, 2013)	(417)	(417)
Accumulated other comprehensive (loss)/income	(5,356)	563
Total stockholders’ equity	51,758	56,735
Total liabilities and stockholders equity	$634,814	$638,277
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans	$5,263	$5,486	$10,178	$11,074
Mortgage-backed securities	285	275	548	569
Investment securities	348	307	696	507
Money market investments	46	49	89	118
Total interest income	5,942	6,117	11,511	12,268

Interest expense:
Deposits	687	906	1,384	1,882
Advances and other borrowed money	290	347	603	691
Total interest expense	977	1,253	1,987	2,573

Net interest income	4,965	4,864	9,524	9,695
Provision for loan losses	(505)	560	326	784
Net interest income after provision for loan losses	5,470	4,304	9,198	8,911

Non-interest income:
Depository fees and charges	878	892	1,790	1,688
Loan fees and service charges	305	195	603	395
Gain on sale of securities	208	—	486	—
Gain on sales of loans, net	180	569	670	604
Loss on sale of real estate owned	(84)	—	(131)	(288)
New Market Tax Credit ("NMTC") fees	—	625	—	625
Lower of cost or market adjustment on loans held-for-sale	(163)	—	(232)	—
Other	253	153	520	350
Total non-interest income	1,577	2,434	3,706	3,374

Non-interest expense:
Employee compensation and benefits	2,646	2,704	5,014	5,424
Net occupancy expense	876	916	1,747	1,774
Equipment, net	209	287	384	575
Data processing	226	322	582	516
Consulting fees	92	113	212	180
Federal deposit insurance premiums	307	331	616	674
Other	2,243	2,217	3,325	4,381
Total non-interest expense	6,599	6,890	11,880	13,524

Income/(loss) before income taxes	448	(152)	1,024	(1,239)
Income tax expense	16	36	88	196
Consolidated net income/(loss)	432	(188)	936	(1,435)
Less: Net income/(loss) attributable to non-controlling interest	90	(52)	183	(936)
Net income/(loss) attributable to Carver Bancorp, Inc.	$342	$(136)	$753	$(499)

Earnings/(loss) per common share:
Basic	$0.09	$(0.04)	$0.20	$(0.14)
Diluted	0.09	$(0.04)	0.20	$(0.14)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Net income/(loss) attributable to Carver Bancorp, Inc.	$342	$(136)	$753	$(499)

Other comprehensive income/(loss), net of tax:
Change in unrealized gain/loss of securities available-for-sale	(932)	390	(4,904)	302
Change in pension obligations	—	—	—	(302)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	590	—	1,015	—
Total other comprehensive (loss)/income, net of tax	(1,522)	390	(5,919)	—

Total comprehensive (loss)/income, net of tax attributable to Carver Bancorp, Inc.	$(1,180)	$254	$(5,166)	$(499)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended September 30, 2013
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance — March 31, 2013	$45,118	$61	$55,708	$(417)	$141	$(44,439)	$563	$56,735
Net income	—	—	—	—	—	753	—	753
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(5,919)	(5,919)
Transfer between non-controlling and controlling Interest	—	—	267	—	(267)	—	—	—
Loss attributable to non-controlling interest	—	—	—	—	183	—	—	183
Treasury stock activity	—	—	5	—	—	1	—	6
Balance — September 30, 2013	$45,118	$61	$55,980	$(417)	$57	$(43,685)	$(5,356)	$51,758
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) before attribution to noncontrolling interests	$936	$(1,435)
Net income/(loss) attributable to noncontrolling interests, net of taxes	183	(936)
Net income/(loss) attributable to Carver Bancorp, Inc.	753	(499)

Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Provision for loan losses	326	784
Stock based compensation expense	1	—
Depreciation and amortization expense	551	551
Loss on real estate owned	131	288
Gain on sale of securities, net	(486)	—
Gain on sale of loans, net	(670)	(604)
Amortization and accretion of loan premiums and discounts and deferred charges	(741)	(162)
Amortization and accretion of premiums and discounts — securities	(435)	574
Market adjustment on held-for-sale loans	232	—
Proceeds from sale of loans held-for-sale	13,621	10,191
Assets repurchased from third parties	(1,485)	—
Increase in accrued interest receivable	(283)	(182)
Decrease (increase) in other assets	183	(269)
(Decrease) increase in other liabilities	(1,044)	1,482
Net cash provided by operating activities	10,654	12,154
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(30,181)	(51,399)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	48,892	21,795
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	1,750	1,022
Originations of loans held-for-investment	(44,993)	(11,645)
Loans purchased from third parties	(54,459)	—
Principal collections on loans	61,885	32,326
Proceeds on sale of loans	242	1,071
Decrease in restricted cash	4,110	—
Purchase of FHLB-NY stock	(723)	(840)
Purchase of premises and equipment	(190)	(62)
Proceeds from sale of real estate owned	1,466	195
Net cash used in investing activities	(12,201)	(7,537)
CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposits	(16,257)	(26,221)
Net increase in FHLB-NY advances and other borrowings	19,000	21,984
Net cash provided by (used in) financing activities	2,743	(4,237)
Net increase in cash and cash equivalents	1,196	380
Cash and cash equivalents at beginning of period	104,646	91,697
Cash and cash equivalents at end of period	$105,842	$92,077

Supplemental cash flow information:
Noncash financing and investing activities
Transfers from loans held-for-investment to loans held-for-sale	$7,949	$6,991

Cash paid for-
Interest	$1,809	$2,348
Income taxes	$—	$29
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

The consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. The consolidated balance sheet at September 30, 2013 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2013 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive (loss) income, a component of Stockholders' Equity.  Following Financial Accounting Standards Board (“FASB”) guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss.

During the six months ended September 30, 2013 and for the fiscal year ended March 31, 2013, no other-than-temporary impairment charges were recorded.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

If the Bank determines that there is an impairment dollar amount, the Bank next determines whether the amount of impairment is permanent.  The amount of impairment determined to be permanent is charged-off within the given fiscal quarter.  All other amounts are recorded as a specific valuation allowance (“SVA”) reserve.  As a guide, barring any other factors of consideration, such as cash collateral, letters of credit and personal guarantees, the amount of the loan and negative escrow in excess of the appraised value, for the fair value of collateral valuation method, is determined to be permanent and charged off.  The amount attributable to the expected cost to sell, which may or may not occur, is recorded as a specific valuation allowance.  In the event the Bank is using the collateral dependent determination for the dollar amount of impairment and the Bank does not have an accepted appraisal (for example, the Bank may utilize a broker’s price opinion), the Bank generally will treat all dollar amounts identified as impaired to be other than a permanent impairment and the full impaired amount will be recorded as a specific valuation allowance.  For impairment amounts calculated utilizing the present value of expected future cash flows, the dollar amount of impairment is recorded as a specific valuation allowance.

Limitations related to the fair value estimate of financial instruments

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

Allowance for Loan and Lease Losses (“ALLL”)

The adequacy of the Bank's ALLL is determined in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006 and in accordance with FASB Accounting Standards Codification (“ASC”) Topics 450 “Disclosure of Certain Loss Contingencies” and 310 “Accounting by Creditors for Impairment of a Loan”. Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.
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

If the loan is determined to be not impaired, it is then placed in the appropriate pool of Criticized & Classified loans to be evaluated collectively for impairment.  Loans determined to be impaired are evaluated to determine the amount of impairment based on one of the three measurement methods noted above.  The Bank then determines whether the impairment amount is permanent, in which case the loan is written down by the amount of the impairment, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

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

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2013	2012	2013	2012
Earnings (loss) per common share
Net income (loss) available to common shareholders of Carver Bancorp, Inc.	$342	$(136)	$753	$(499)
Weighted average common shares outstanding	3,696,179	3,695,653	3,696,072	3,695,597
Basic earnings (loss) per common share	$0.09	$(0.04)	$0.20	$(0.14)
Diluted earnings per common share	$0.09	$(0.04)	$0.20	$(0.14)

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

Debenture interest payments which had previously been deferred in March 2011 and June 2011 on the Carver Statutory Trust I (trust preferred securities (“TruPS”) were brought current in September 2011 before the regulators precluded future payments without prior approval. The expense continues to be accrued and the payments remain on deferral status.

On October 18, 2011, Carver received approval from the Federal Reserve Bank to pay all outstanding dividend payments (which included $192 thousand accrued during the six month period ended September 30, 2011) on the Company's Series B preferred stock issued under the TARP CPP.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth changes in each component of accumulated other comprehensive income (loss) for the six months ended September 30, 2013:

		Other
Six months ended September 30, 2013	At	Comprehensive	At
$ in thousands	March 31, 2013	Income	September 30, 2013
Net unrealized gain (loss) on securities available-for-sale	$1,064	$(5,919)	$(4,855)
Net unrealized loss on pension liability	(501)	—	(501)
Accumulated other comprehensive income (loss)	$563	$(5,919)	$(5,356)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	Amount Reclassified from Accumulated Other Comprehensive Income
$ in thousands	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013	Affected Line Item in the Consolidated Statement of Operations
Unrealized gains on available-for-sale securities	$590	$1,015	Gain on sales of securities

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopics 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2013, $87.2 million, or 87.5%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $12.4 million, or 12.5%, were classified as held-to-maturity. The Bank had no securities classified as trading at September 30, 2013.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2013:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$6,099	$—	$(161)	$5,938
Federal Home Loan Mortgage Corporation	14,066	6	(475)	13,597
Federal National Mortgage Association	11,388	—	(430)	10,958
Other	49	—	—	49
Total mortgage-backed securities	31,602	6	(1,066)	30,542
U.S. Government Agency Securities	50,490	—	(3,431)	47,059
Other	10,000	—	(379)	9,621
Total available-for-sale	92,092	6	(4,876)	87,222
Held-to-Maturity *:
Mortgage-backed securities:
Government National Mortgage Association	4,232	254	—	4,486
Federal Home Loan Mortgage Corporation	1,870	75	—	1,945
Federal National Mortgage Association	6,317	71	(277)	6,111
Total held-to-maturity mortgage-backed securities	12,419	400	(277)	12,542
Total securities	$104,511	$406	$(5,153)	$99,764
* The carrying amount and amortized cost are the same for all held to maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2013:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,164	$676	$—	$23,840
Federal Home Loan Mortgage Corporation	16,059	104	(104)	16,059
Federal National Mortgage Association	4,186	117	—	4,303
Other	50	—	—	50
Total mortgage-backed securities	43,459	897	(104)	44,252
U.S. Government Agency Securities	44,363	139	(177)	44,325
Asset-backed securities	15,268	251	—	15,519
Small Business Administration	1,919	45	—	1,964
Other	10,000	—	(9)	9,991
Total available-for-sale	115,009	1,332	(290)	116,051
Held-to-Maturity:
Mortgage-backed securities *:
Government National Mortgage Association	5,335	404	—	5,739
Federal Home Loan Mortgage Corporation	2,387	103	—	2,490
Federal National Mortgage Association	1,321	79	—	1,400
Total held-to-maturity mortgage-backed securities	9,043	586	—	9,629
Total securities	$124,052	$1,918	$(290)	$125,680
* The carrying amount and amortized cost are the same for all held to maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities at September 30, 2013 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(1,066)	$29,132	$—	$—	$(1,066)	$29,132
U.S. Government Agency Securities	(3,291)	45,200	(140)	1,859	(3,431)	47,059
Other	(379)	9,621	—	—	(379)	9,621
Total available-for-sale securities	(4,736)	83,953	(140)	1,859	(4,876)	85,812

Held-to-Maturity:
Mortgage-backed securities	(277)	4,851	—	—	(277)	4,851
Total held-to-maturity	(277)	4,851	—	—	(277)	4,851
Total securities	$(5,013)	$88,804	$(140)	$1,859	$(5,153)	$90,663

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

A total of 32 securities had an unrealized loss at September 30, 2013 compared to 13 at March 31, 2013. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 52.7% and 33.9% of total securities in an unrealized loss position that had an unrealized loss for less than 12 months at September 30, 2013. One U.S. Government Agency security representing 2.2% of those securities in an unrealized loss position had an unrealized loss for more than 12 months at September 30, 2013. Given the U.S. government's guarantees of the mortgage-backed and agency securities, there is no reason to believe that these securities will experience credit related losses. Management believes that these unrealized losses are a direct result of the current rate environment and will recover as economic conditions improve.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive loss. At September 30, 2013, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at September 30, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$2,000	$1,984	1.50%
Five through ten years	24,467	23,256	1.95%
After ten years	65,625	61,982	2.11%
Total	$92,092	$87,222	2.06%

Held-to-maturity:
One through five years	$124	$126	3.12%
Five through ten years	5,174	4,903	2.71%
After ten years	7,121	7,513	4.00%
Total	$12,419	$12,542	3.45%

NOTE 7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real Estate, Construction, Business (including Small Business Administration), and Consumer and Other Loans.

The Allowance for Loan and Lease Losses ("ALLL") reflects management’s judgment in the evaluation of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to calculate the ALLL each quarter. To determine the total ALLL, management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis. For further details on the ALLL, please reference Note 2 "Summary of Significant Accounting Policies."

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

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at September 30, 2013 and March 31, 2013:

	September 30, 2013		March 31, 2013
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$120,454	30%	$73,625	20%
Multifamily	54,235	14%	56,427	15%
Commercial real estate	189,090	47%	203,813	55%
Construction	5,175	1%	1,228	—%
Business	30,188	8%	35,795	10%
Consumer and other (1)	193	—%	247	—%
Total loans receivable	$399,335	100%	$371,135	100%

Add:
Premium on loans	1,066		728
Less:
Deferred fees and loan discounts,net	(1,360)		(1,741)
Allowance for loan losses	(9,399)		(10,989)
Total loans receivable, net	$389,642		$359,133

Loans held-for-sale	$7,854		$13,107
(1) Includes personal loans
The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the six month period ended September 30, 2013.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$—	$10,989
Charge-offs	1,619	—	512	—	393	15	—	2,539
Recoveries	502	16	—	—	96	9	—	623
Provision for Loan Losses	1,844	(30)	102	210	(1,860)	7	53	326
Ending Balance	$4,223	$394	$2,888	$210	$1,602	$29	$53	$9,399
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,556	394	2,659	210	1,147	29	53	8,048
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	667	—	229	—	455	—	—	1,351

Loan Receivables Ending Balance	$121,448	$54,368	$188,124	$5,142	$29,731	$228	—	$399,041
Ending Balance: collectively evaluated for impairment	115,362	52,994	176,456	5,067	25,146	228	—	375,253
Ending Balance: individually evaluated for impairment	6,086	1,374	11,668	75	4,585	—	—	23,788

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the six month period ended September 30, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$—	$19,821
Charge-offs	1,633	225	1,148	—	1,198	2	—	4,206
Recoveries	—	—	—	—	6	3	—	9
Provision for Loan Losses	2,037	(2,545)	(513)	(1,226)	3,020	(37)	48	784
Ending Balance	$4,709	$2,639	$5,048	$306	$3,614	$44	48	$16,408
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	4,582	2,590	4,613	306	1,944	44	48	14,127
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	127	49	435	—	1,670	—	—	2,281

Loan Receivables Ending Balance:	$61,948	$73,515	$199,641	$8,297	$36,097	$452	—	$379,950
Ending Balance: collectively evaluated for impairment	59,024	72,837	187,274	4,039	30,544	452	—	354,170
Ending Balance: individually evaluated for impairment	2,924	678	12,367	4,258	5,553	—	—	25,780

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2013.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs	2,103	226	1,148	151	2,274	1	5,903
Recoveries	15	91	—	22	265	5	398
Provision for Loan Losses	1,279	(4,866)	(2,263)	(1,403)	3,982	(56)	(3,327)
Ending Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,179	409	3,103	—	1,959	28	8,678
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	317	—	194	—	1,800	—	2,311

Loan Receivables Ending Balance:	$73,987	$56,607	$202,771	$1,230	$35,277	$250	370,122
Ending Balance: collectively evaluated for impairment	67,619	55,991	186,336	—	28,904	250	339,100
Ending Balance: individually evaluated for impairment	6,368	616	16,435	1,230	6,373	—	31,022

The following is a summary of non-accrual loans at September 30, 2013 and March 31, 2013.

$ in thousands	September 30, 2013	March 31, 2013
Loans accounted for on a non-accrual basis:
Gross loans receivable:
One-to-four family	$4,343	$7,642
Multifamily	758	423
Commercial real estate	10,503	14,788
Construction	75	1,230
Business	2,457	6,505
Consumer and other	4	38
Total non-accrual loans	$18,140	$30,626

Non-accrual loans decreased $12.5 million, or 40.7%, to $18.1 million at September 30, 2013 from $30.6 million at March 31, 2013. The majority of the decline during the current six month period ended September 30, 2013 related to thirteen non-performing loans with a fair value of $7.1 million that were moved to held-for-sale, ten TDR loans with a fair value of $6.4 million that were upgraded to accrual status as they had performed in accordance with their modified terms for six months and one multifamily loan with a fair value of $1.1 million that was paid off.

Non-performing loans at September 30, 2013, were comprised of $10.0 million of loans 90 days or more past due and non-accruing, $4.6 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months, and $3.6 million of loans that are either performing or less than 90 days past due and have been classified as impaired.

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

At September 30, 2013, other non-performing assets totaled $8.8 million which consists of other real estate owned and held-for-sale loans. At September 30, 2013, other real estate owned valued at $970 thousand comprised of ten foreclosed properties, compared to $2.4 million comprised of nine properties at March 31, 2013. At September 30, 2013, held-for-sale loans totaled $7.9 million, compared to $13.1 million at March 31, 2013.

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

As of September 30, 2013, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$52,151	$161,471	$5,100	$20,987
Special Mention	—	9,942	—	2,278
Substandard	2,217	16,711	42	6,466
Total	$54,368	$188,124	$5,142	$29,731

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$117,105	$224
Non-Performing	4,343	4
Total	$121,448	$228

As of March 31, 2013, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$53,419	$165,965	$—	$23,651
Special Mention	—	3,400	—	2,922
Substandard	3,188	33,406	1,230	8,704
Total	$56,607	$202,771	$1,230	$35,277

$ in thousands			One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing			$66,344	$212
Non-Performing			7,643	38
Total			$73,987	$250

The following table presents an aging analysis of the recorded investment of past due financing receivable as of September 30, 2013.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non-performing TDR	Performing TDR (1)	Impaired(2)	Current	Total Financing Receivables
One-to-four family residential	$844	$—	$2,413	$3,257	$1,930	$3,189	—	$113,072	$121,448
Multi-family mortgage	1,285	142	758	2,185	—	616	—	51,567	54,368
Commercial real estate	202	696	5,700	6,598	1,811	3,898	2,992	172,825	188,124
Construction	—	—	—	—	75	—	—	5,067	5,142
Business	47	—	1,082	1,129	756	3,211	619	24,016	29,731
Consumer and other	18	9	4	31	—	—	—	197	228
Total	$2,396	$847	$9,957	$13,200	$4,572	10,914	$3,611	$366,744	$399,041
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

The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2013 and the interest income recognized for the six month period ended September 30, 2013 and 2012.

	September 30, 2013					September 30, 2012
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family residential	$918	$1,278	$—	$1,376	$1	$467	$27
Multi-family mortgage	1,374	1,374	—	995	1	97	5
Commercial real estate	8,623	9,018	—	8,703	62	6,141	151
Construction	75	339	—	519	—	5,293	53
Business	1,730	2,164	—	1,689	7	2,536	41
Total	$12,720	$14,173	$—	$13,282	$71	$14,534	$277

With an allowance recorded:
One-to-four family residential	$5,168	$5,292	$667	$5,200	$40	$2,552	$28
Multi-family mortgage	—	—	—	—	—	742	—
Commercial real estate	3,045	3,259	229	3,802	5	8,182	115
Business	2,855	2,855	455	3,700	36	3,242	199
Total	$11,068	$11,406	$1,351	$12,702	$81	$14,718	$342

Total impaired loans by type:
One-to-four family residential	$6,086	$6,570	$667	$6,576	$41	$3,019	$55
Multi-family mortgage	1,374	1,374	—	995	1	839	5
Commercial real estate	11,668	12,277	229	12,505	67	14,323	266
Construction	75	339	—	519	—	5,293	53
Business	4,585	5,019	455	5,389	43	5,778	240
Total	$23,788	$25,579	$1,351	$25,984	$152	$29,252	$619

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

There were no modifications made during the three month period ended September 30, 2013.

The following table presents an analysis of those loan modifications that were classified as TDRs during the six month period ended September 30, 2013:

	Modifications to loans during the six month period ended
	September 30, 2013

$ in thousands	Number of loans	Pre- modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family residential	1	$484	$549	7.50%	5.50%
Business	1	919	719	6.00%	6.00%
	2	$1,403	$1,268

The following table presents an analysis of those loan modifications that were classified as non performing TDRs during the three and six month period ended September 30, 2012:

Modifications to loans during the three month period ended						Modifications to loans during the six month period ended
September 30, 2012						September 30, 2012

$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre- modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family residential	1	$875	$—	8.13%	8.13%	2	$1,415	$540	6.55%	6.07%
Commercial real estate	1	466	466	12.02%	12.02%	1	466	466	12.02%	12.02%
Business	4	2,242	2,242	7.44%	7.44%	4	2,242	2,242	7.44%	7.44%
Total	6	$3,583	$2,708			7	$4,123	$3,248

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the six month period ended September 30, 2013, one loan of $0.5 million was modified with an interest rate concession of 2.00% and one loan of $0.7 million was extended. For the three month period ended September 30, 2012, no loans were modified with interest rate concessions. For the six month period ended September 30, 2012, one loan of $0.5 million was modified with an interest rate concession of 1.25%.

For the period ended September 30, 2013, there were no loans that had been modified and subsequently defaulted within the last twelve months. For the period ended September 30, 2012, Carver had one commercial real estate loans with an outstanding balance of $2.4 million that had been modified and subsequently defaulted within the 12 month period.

At September 30, 2013 there were eighteen loans in the TDR portfolio totaling $10.9 million that were on accrual status as they had performed within their modified terms for a consecutive six month period. At March 31, 2013, there were nine loans in the TDR portfolio totaling $5.0 million that were performing in accordance within their modified terms for a consecutive six month period.

At September 30, 2013 and 2012, there were no loans to officers or directors of the Company.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2013 and March 31, 2013, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$276	$276
Investment securities:
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,938	—	5,938
Federal Home Loan Mortgage Corporation	—	13,597	—	13,597
Federal National Mortgage Association	—	10,958	—	10,958
Other	—	56,680	49	56,729
Total available-for-sale securities	—	87,173	49	87,222
Total assets	$—	$87,173	$325	$87,498

	Fair Value Measurements at March 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$275	$275
Investment securities:
Available-for-sale:
Mortgage-backed securities:
Agency mortgage-backed securities	—	23,840	—	23,840
Federal Home Loan Mortgage Corporation	—	16,059	—	16,059
Federal National Mortgage Association	—	4,303	—	4,303
Asset-backed Securities	—	15,519	—	15,519
Other	—	56,279	51	56,330
Total available-for-sale securities	—	116,000	51	116,051
Total assets	$—	$116,000	$326	$116,326

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company’s total assets at September 30, 2013 and March 31, 2013.

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

In the six month period ended September 30, 2013, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a roll-forward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2013 and 2012:

		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2013
$ in thousands	Beginning balance, April 1, 2013		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2013
Securities Available-for-Sale	$51	$—	$(2)	$—	$49	$—

Mortgage servicing rights	275	1	—	—	276	—

		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2012
$ in thousands	Beginning balance, April 1, 2012		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2012
Securities Available-for-Sale	$52	$(1)	$—	$—	$51	$—

Mortgage servicing rights	491	(26)	—	—	465	—
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2013 and March 31, 2013 and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
$ in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$7,854	$—	$7,854
Impaired loans with a specific reserve allocated	$—	$—	$9,717	$9,717
Other real estate owned	$—	$970	$—	$970

	Fair Value Measurements at March 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
$ in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$13,107	$—	$13,107
Impaired loans with a specific reserve allocated	$—	$—	$13,397	$13,397
Other real estate owned	$—	$2,386	$—	$2,386

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended September 30, 2013 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2013 and March 31, 2013 are as follows:

	September 30, 2013
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$105,842	$105,842	$105,842	$—	$—
Restricted cash	6,556	6,556	—	6,556	—
Securities available-for-sale	87,222	87,222	—	87,173	49
FHLB Stock	4,226	4,226	—	4,226	—
Securities held-to-maturity	12,419	12,542	—	12,542	—
Loans receivable	389,642	391,446	—	—	391,446
Loans held-for-sale	7,854	7,854	—	7,854	—
Accrued interest receivable	2,530	2,530	—	2,530	—
Mortgage servicing rights	276	276	—	—	276
Financial Liabilities:
Deposits	$479,458	$466,764	$278,599	$188,165	$—
Advances from FHLB of New York	77,000	78,542	—	78,542	—
Other borrowed money	18,403	18,908	—	18,908	—

	March 31, 2013
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$104,646	$104,646	$104,646	$—	$—
Restricted cash	10,666	10,666	—	10,666	—
Securities available-for-sale	116,051	116,051	—	116,000	51
FHLB Stock	3,503	3,503	—	3,503	—
Securities held-to-maturity	9,043	9,629	—	9,629	—
Loans receivable	359,133	366,433	—	—	366,433
Loans held-for-sale	13,107	13,107	—	13,107	—
Accrued interest receivable	2,247	2,247	—	2,247	—
Mortgage servicing rights	275	275	—	—	275
Financial Liabilities:
Deposits	$495,716	$488,323	$287,625	$200,698	$—
Advances from FHLB of New York	58,000	58,697	—	58,697	—
Other borrowed money	18,403	18,900	—	18,900	—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be insignificant as of September 30, 2013 and March 31, 2013. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. VARIABLE INTEREST ENTITIES

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp, Inc. for financial reporting purposes.  Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc.  Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.

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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

$ in thousands	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	17,630	—	17,630	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,991	15,991	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,095	10,095	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,911	20,911	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,862	10,862	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,352	12,352	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,405	12,405	—	1	—	4,875	4,876
Total	$5,850	$149,000	$17,630	$119,883	$137,513	$13,000	$408	$—	$50,310	$63,718
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

The Bank has established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of September 30, 2013 there have been no activities in these entities.

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

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment areas needs through its community development lending, investing and service activities. The Bank had approximately $634.8 million in assets as of September 30, 2013 and employed approximately 133 employees as of September 30, 2013.

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

The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	17,630	—	17,630	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,991	15,991	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,095	10,095	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,911	20,911	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,862	10,862	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,352	12,352	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,405	12,405	—	1	—	4,875	4,876
Total	$5,850	$149,000	$17,630	$119,883	$137,513	$13,000	$408	$—	$50,310	$63,718
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

2.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (Economy).

3.	Changes in the nature or volume of the loan portfolio and in the terms of loans (Nature & Volume).

4.	Changes in the experience, ability, and depth of lending management and other relevant staff (Management).

5.	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans (Problem Assets).

6.	Changes in the quality of the loan review system (Loan Review).

7.	Changes in the value of underlying collateral for collateral dependent loans (Collateral Values).

8.	The existence and effect of any concentrations of credit and changes in the level of such concentrations (Concentrations).

9.	The effect of other external forces such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio (External Forces).

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

If the loan is determined to be not impaired, it is then placed in the appropriate pool of Criticized & Classified loans to be evaluated collectively for impairment.  Loans determined to be impaired are evaluated to determine the amount of impairment based on one of the three measurement methods noted above.  The Bank then determines whether the impairment amount is permanent, in which case the loan is written down by the amount of the impairment, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL. In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2013, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2013, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27,

2011). No repurchases of the Company's common stock were made during the second quarter of the 2014 fiscal year. The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

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

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2013.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $19.0 million to $95.4 million at September 30, 2013 from $76.4 million at March 31, 2013. At September 30, 2013, the Bank had $52.0 million in borrowings with a weighted average rate of 0.35% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At September 30, 2013, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $162 thousand on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2013 and March 31, 2013, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $105.8 million and $104.6 million, respectively.
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
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2013 total cash and cash equivalents increased $1.2 million to $105.8 million reflecting cash used in investing activities of $12.2 million, cash provided by operating activities of $10.7 million, and cash provided by financing activities of $2.7 million.

Net cash used in investing activities of $12.2 million was primarily the result of outflows related to loan purchases of $54.5 million, loan originations of $45.0 million and investment purchases of $30.2 million. This activity was offset primarily by inflows of $61.9 million in principal collections on loans and $48.9 million in proceeds from investments. Net cash provided by operating activities of $10.7 million primarily originated from sales of held-for-sale loans during the period. Net cash provided by financing activities was $2.7 million, primarily resulting from a net increase in borrowed funds of $19.0 million offset by decreased deposits of $16.3 million.
The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at September 30, 2013 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at September 30, 2013	$61,607	$61,607	$61,607
Add:
General valuation allowances	—	—	4,844
Qualifying subordinated debt	—	—	5,000
Other	474	474	474
Deduct:
Unrealized gains on securities available-for-sale, net	(4,855)	(4,855)	(4,855)
Regulatory Capital	66,936	66,936	76,780
Minimum Capital requirement	57,228	49,964	49,964
Regulatory Capital Excess	$9,708	$16,972	$26,816
Capital Ratios	10.53%	17.42%	19.98%

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
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. At September 30, 2013, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.53% , a Tier 1 risk-based capital ratio of 17.42%, and a total risk-based capital ratio of 19.98%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012 and 2013, 3 and 10 loans, respectively, that had been sold to FNMA were repurchased by the Bank.  During the first two quarters of fiscal 2014, 4 loans that had been sold to FNMA were repurchased by the Bank. At September 30, 2013, the Bank was still servicing 167 loans with a principal balance of $30.4 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2013(1)	$4,851
Gross new demands received	1,073
Loans repurchased/made whole	(1,670)
Demands rescinded	(1,447)
Principal payments received on open claims	(10)
Open claims as of September 30, 2013(1)	$2,797

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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in our consolidated statement of financial condition as a component of other liabilities. The reserve totaled $0.4 million as of September 30, 2013.

The table below summarizes changes in our representation and warranty reserves during the first six months of fiscal 2014:

$ in thousands	September 30, 2013
Representation and warranty repurchase reserve, beginning of period (1)	$1,125
Net provision for repurchase losses (2)	(641)
Net realized losses (2)	(65)
Representation and warranty repurchase reserve, end of period (1)	$419
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2013 and March 31, 2013
Assets
At September 30, 2013, total assets decreased $3.5 million, or 0.5%, to $634.8 million, compared to $638.3 million at March 31, 2013. The overall change was due to a decrease of $25.5 million in the investment portfolio, offset by increases in the loan portfolio, net of the allowance for loan losses, of $30.5 million.
Total investment securities decreased $25.5 million, or 20.3%, to $99.6 million at September 30, 2013, compared to $125.1 million at March 31, 2013. This change reflects a decrease of $28.8 million in available-for-sale securities, as the Company sold its lowest yielding securities to fund the growth in the loan portfolio, offset slightly by an increase of $3.4 million in the Company's held-to-maturity securities.
Net loans receivable increased $28.9 million, or 7.8%, to $399.0 million at September 30, 2013, compared to $370.1 million at March 31, 2013. Real estate mortgage loans increased $34.5 million to $369.1 million at September 30, 2013 from $334.6 million at March 31, 2013. Commercial business loans decreased $5.5 million to $29.8 million at September 30, 2013 from $35.3 million at March 31, 2013. The majority of the increase in loans resulted from loan purchases, originations, refinancings and advances of $100.1 million, offset by $61.8 million of principal repayments and loan payoffs across all loan classifications. An additional $7.9 million in loans were transferred from held-for-investment to HFS and $1.3 million represented principal charge-offs associated with the move in loans to HFS.
HFS loans decreased $5.3 million, or 40.1%, to $7.9 million as the Company continued to take aggressive steps to resolve troubled loans. During the six month period, $7.9 million in loans, net of charge-offs, were transferred into the HFS portfolio from the held-for-investment portfolio. This increase was offset by $13.0 million in sales and paydowns.

Liabilities and Stockholders’ Equity
Total liabilities increased $1.5 million, or 0.3%, to $583.1 million at September 30, 2013, compared to $581.5 million at March 31, 2013, due to an increase in borrowings and FHLB-NY advances of $19.0 million, offset by reductions in deposits of $16.3 million.
Deposits decreased $16.3 million, or 3.3%, to $479.5 million at September 30, 2013, compared to $495.7 million at March 31, 2013, due primarily to decreases in certificates of deposit as the low interest rate environment led depositors to seek alternative investment opportunities for maturing deposits. Certificates of deposits decreased $12.5 million, or 6.2%, to $187.7 million at September 30, 2013 from $200.2 million at March 31, 2013.
Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money increased $19.0 million, or 24.9%, to $95.4 million at September 30, 2013, compared to $76.4 million at March 31, 2013, as the Company added short-term borrowings during the six month period to offset the decrease in certificates of deposit.
Total equity decreased $5.0 million, or 8.8%, to $51.8 million at September 30, 2013, compared to $56.7 million at March 31, 2013. The majority of the decrease was due to $5.9 million in accumulated other comprehensive losses from unrealized losses on investments caused by the spike in interest rates during the six month period.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2013:

$ in thousands
Commitments to fund mortgage loans	$7,025
Commitments to fund commercial and consumer loans	11,250
Lines of credit	6,434
Letters of credit	334
Total	$25,043

Comparison of Operating Results for the Three and Six Months Ended September 30, 2013 and 2012
Overview

The Company reported net income of $342 thousand for the three months ended September 30, 2013, compared to a net loss of $136 thousand for the comparative prior year period. Earnings per share for the quarter was $0.09 compared to a loss per share of $0.04 for the prior year period. Primary drivers of improvement in net income over the prior year period loss was a negative provision in the current quarter versus higher non-interest expense partially offset by one-time New Market Tax Credit ("NMTC") fee income in the prior year period.

The following table reflects selected operating ratios for the three and six months ended September 30, 2013 and 2012:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2013		2012		2013		2012
Return on average assets (1)	0.22%		(0.09)%		0.25%		(0.16)%
Return on average stockholders' equity (2)	2.39%		(0.97)%		2.62%		(1.79)%
Net interest margin (3)	3.43%		3.19%		3.31%		3.14%
Interest rate spread (4)	3.32%		3.01%		3.18%		2.94%
Efficiency ratio (5) (8)	100.87%		94.41%		89.80%		103.48%
Operating expenses to average assets (6)	4.32%		4.46%		3.92%		4.33%
Average equity to average assets (7)	9.25%		8.97%		9.40%		8.91%
Average interest-earning assets to average interest-bearing liabilities	1.18	x	1.23	x	1.19	x	1.24	x

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
Net interest income increased $101 thousand to $5.0 million for the three months ended September 30, 2013, compared to $4.9 million for the comparative prior year period. The variance was predominantly due to a $276 thousand decrease in total interest expense, offset by a decline in interest income of $175 thousand for the quarter. The decline in interest income for the three months ended September 30, 2013 primarily stemmed from a decrease in loan income of $223 thousand from the prior comparative period.

Net interest income decreased $171 thousand to $9.5 million for the six months ended September 30, 2013, compared to $9.7 million for the prior year period. The variance was predominantly in interest income on loans, which declined $896 thousand, partially offset by a decrease in interest expense of $586 thousand, and an increase in interest income on investment securities of $189 thousand.
The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and average costs for the three and six months ended September 30, 2013 and 2012. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended September 30,
	2013			2012
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$371,577	$5,263	5.67%	$414,092	$5,486	5.30%
Mortgage-backed securities	58,226	285	1.96%	52,685	275	2.09%
Investment securities	60,966	266	1.75%	54,194	221	1.63%
Restricted cash deposit	6,556	—	0.03%	6,415	1	0.03%
Equity securities (2)	2,717	27	3.94%	2,525	23	3.61%
Other investments and federal funds sold	78,550	101	0.51%	79,447	111	0.55%
Total interest-earning assets	578,592	5,942	4.11%	609,358	6,117	4.01%
Non-interest-earning assets	31,753			8,820
Total assets	$610,345			$618,178

Interest-Bearing Liabilities:
Deposits:
NOW demand	$25,556	$10	0.16%	$26,393	$11	0.17%
Savings and clubs	96,566	64	0.26%	99,807	66	0.26%
Money market	115,777	134	0.46%	109,341	194	0.70%
Certificates of deposit	189,380	471	0.99%	212,516	627	1.17%
Mortgagors deposits	1,853	8	1.71%	1,839	8	1.73%
Total deposits	429,132	687	0.64%	449,896	906	0.80%
Borrowed money	61,870	290	1.86%	43,906	347	3.14%
Total interest-bearing liabilities	491,002	977	0.79%	493,802	1,253	1.01%
Non-interest-bearing liabilities:
Demand	55,248			60,890
Other liabilities	7,779			8,266
Total liabilities	554,029			562,958
Non-controlling interest	(165)			(200)
Stockholders’ equity	56,481			55,420
Total liabilities & stockholders’ equity	$610,345			$618,178
Net interest income		$4,965			$4,864

Average interest rate spread			3.32%			3.01%

Net interest margin			3.43%			3.19%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2013			2012
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$368,657	$10,178	5.52%	$422,185	$11,074	5.25%
Mortgage-backed securities	58,098	548	1.89%	54,015	569	2.11%
Investment securities	61,894	540	1.74%	43,099	332	1.54%
Restricted cash deposit	7,903	1	0.03%	6,415	1	0.03%
Equity securities (2)	2,339	46	3.92%	2,546	46	3.60%
Other investments and federal funds sold	76,328	198	0.52%	89,567	246	0.55%
Total interest-earning assets	575,219	11,511	4.00%	617,827	12,268	3.97%
Non-interest-earning assets	30,829			7,553
Total assets	$606,048			$625,380

Interest-Bearing Liabilities:
Deposits:
NOW demand	$25,987	$21	0.16%	$26,500	$21	0.16%
Savings and clubs	97,278	129	0.26%	100,552	133	0.26%
Money market	115,112	265	0.46%	109,335	397	0.72%
Certificates of deposit	191,309	951	0.99%	216,364	1,312	1.21%
Mortgagors deposits	2,049	18	1.75%	2,147	19	1.77%
Total deposits	431,735	1,384	0.64%	454,898	1,882	0.83%
Borrowed money	53,482	603	2.25%	43,918	691	3.14%
Total interest-bearing liabilities	485,217	1,987	0.82%	498,816	2,573	1.03%
Non-interest-bearing liabilities:
Demand	55,856			63,033
Other liabilities	8,237			7,563
Total liabilities	549,310			569,412
Non-controlling interest	(210)			231
Stockholders’ equity	56,948			55,737
Total liabilities & stockholders’ equity	$606,048			$625,380
Net interest income		$9,524			$9,695

Average interest rate spread			3.18%			2.94%

Net interest margin			3.31%			3.14%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
Interest Income
Interest income decreased $175 thousand, or 2.9%, to $5.9 million in the second quarter, compared to $6.1 million for the prior year quarter, primarily attributable to a $42.5 million, or 10.3%, decrease in average loans. Although the average yield on loans increased 37 basis points to 5.67% from 5.30%, following a reduction in non-performing loans, the decrease in average loans reduced total interest income on loans. The average yield on mortgage-backed securities decreased 13 basis points to 1.96% from 2.09% as the securities added to the portfolio carried lower yields than the securities that were sold or paid down.
Interest income decreased $757 thousand, or 6.2%, to $11.5 million for the six month period, compared to $12.3 million for the prior year period, primarily attributed to a $53.5 million, or 12.7%, decrease in average loans. The average yield on loans increased 27 basis points to 5.52% from 5.25%, which was directly related to a reduction in non-performing loans. The decline in average loan balances did, however, decrease total interest income on loans. The average yield on mortgage-backed securities decreased 22 basis points to 1.89% from 2.11% during the prior year period, as higher yielding securities were sold or paid down, and replaced with lower yielding securities. Investment securities income increased by $208 thousand, or 62.7%, for the six months ended September 30, 2013 compared to the prior year period, primarily from an increase of $18.8 million in the average balance coupled with an increase of 20 basis points from year to year.
Interest Expense
Interest expense decreased $276 thousand, or 22.0%, to $1.0 million for the three months ended September 30, 2013, compared to $1.3 million for the prior year quarter, following the restructuring of a long-term borrowing in the first quarter of the current fiscal year, and lower rates paid on money market accounts and certificates of deposits. The average rate on interest-bearing liabilities decreased 22 basis points to 0.79% for the quarter ended September 30, 2013, compared to 1.01% for the prior year period.
Interest expense decreased $586 thousand, or 22.8%, to $2.0 million for the six month period, compared to $2.6 million for the prior year period, following lower rates paid on money market accounts and certificates of deposits and the restructuring of a long-term borrowing in the first quarter of the current fiscal year. The average yield on interest-bearing liabilities decreased 21 basis points to 0.82% for the six months ended September 30, 2013, compared to 1.03% for the prior year period.
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
The following table summarizes the activity in the ALLL for the six month period ended September 30, 2013 and 2012 and the fiscal year-end March 31, 2013:

$ in thousands	Six Months Ended September 30, 2013	Fiscal Year Ended March 31, 2013	Six Months Ended September 30, 2012
Beginning Balance	$10,989	$19,821	$19,821
Less: Charge-offs	2,539	5,903	4,206
Add: Recoveries	623	398	9
Provision for Loan Losses	326	(3,327)	784
Ending Balance	$9,399	$10,989	$16,408

Ratios:
Net charge-offs to average loans outstanding	0.52%	1.35%	0.99%
Allowance to total loans	2.36%	2.97%	4.32%
Allowance to non-performing loans	51.81%	35.88%	46.94%
The Company recorded a $505 thousand negative provision for loan losses for the three months ended September 30, 2013, compared to a $560 thousand provision for the prior year quarter. Net charge-offs of $413 thousand were recognized compared to $2.8 million in the prior year period. Charge-offs in both periods were primarily related to impaired loans and loans moved to held-for-sale ("HFS"). The Company recorded a $326 thousand provision for loan losses for the six month period, compared to $784 thousand for the prior year period. For the six months ended September 30, 2013, net charge-offs of $1.9 million were recognized compared to $4.2 million in the prior year period. Charge-offs in both periods were primarily related to impaired loans and loans that moved to held-for-sale ("HFS").
At September 30, 2013, non-accrual loans totaled $18.1 million, or 2.86% of total assets compared to $30.6 million or 4.8% of total assets at March 31, 2013. The ALLL was $9.4 million at September 30, 2013, which represents a ratio of the ALLL to non-accrual loans of 51.8% compared to $11.0 million at March 31, 2013 which represents a ratio of 35.9%. The ratio of the ALLL to total loans was 2.4% at September 30, 2013, a decrease from 3.0% at March 31, 2013.
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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2013, loans classified as TDR totaled $15.5 million, of which $10.9 million were classified as performing. At March 31, 2013, loans classified as TDR totaled $21.7 million, of which $5 million were classified as performing.
At September 30, 2013, non-performing assets totaled $27.0 million, or 4.25% of total assets compared to $46.1 million, or 7.23% of total assets at March 31, 2013.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter-end periods:

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table

$ in thousands	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One-to-four family	$4,343	$6,666	$7,642	$7,249	$6,094
Multi-family	758	659	423	483	1,724
Commercial real estate	10,503	8,091	14,788	18,872	14,145
Construction	75	693	1,230	1,230	4,258
Business	2,457	3,350	6,505	7,718	8,717
Consumer	4	—	38	14	15
Total non-accrual loans	18,140	19,459	30,626	35,566	34,953
Other non-performing assets (2):
Real estate owned	970	946	2,386	2,996	2,119
Loans held-for-sale	7,854	9,709	13,107	18,991	26,830
Total other non-performing assets	8,824	10,655	15,493	21,987	28,949
Total non-performing assets (3)	$26,964	$30,114	$46,119	$57,553	$63,902

Accruing loans contractually past maturity > 90 days (4)	$62	$111	$—	$—	$884

Non-performing loans to total loans	4.55%	5.47%	8.27%	9.76%	9.20%
Non-performing assets to total assets	4.25%	4.75%	7.23%	8.98%	10.01%
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of contractual interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the six month period ended September 30, 2013, 13 non-performing loans with a fair value of $7.1 million were moved to held-for-sale.

(2) Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held-for-sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. At September 30, 2013, there were $10.9 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.
Subprime Loans
In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans which have FICO scores of 660 or less). At September 30, 2013, the Bank had $10.8 million in subprime loans, or 2.7% of its total loan portfolio, of which $1.9 million are non-performing loans.
Non-Interest Income
Non-interest income for the three months ended September 30, 2013 decreased $857 thousand, or 35.2%, to $1.6 million, compared to $2.4 million for the prior year quarter. The decrease was due to the prior year period being positively impacted by $625 thousand in new markets tax credit (NMTC) fees, and losses on sales of real estate owned and lower of cost or market adjustments on loans held-for-sale in the current period.
Non-interest income increased $332 thousand, or 9.8%, to $3.7 million for the six months ended September 30, 2013, compared to $3.4 million for the prior year period. The increase is attributable to gains on sale of securities and increases in the Bank's depository and loan fees, partially offset by NMTC fees in the prior year period.

Non-Interest Expense
Non-interest expense decreased $291 thousand to $6.6 million for the three months ended September 30, 2013, compared to $6.9 million for the prior year quarter. Non-interest expense was lower in all categories except Other, with the largest decreases in data processing, as we consolidate vendor contracts, and net equipment expenses.
Non-interest expense decreased $1.6 million, or 12.2%, to $11.9 million for the six month period ended September 30, 2013, compared to $13.5 million in the prior year period. The decrease is attributed to lower expenses including a reduction of $705 thousand in reserves for losses associated with the repurchase of mortgage loans sold by the Bank to Fannie Mae, and lower employee compensation expenses of $410 thousand following staff reductions.
Income Tax Expense
The income tax expense was $16 thousand for the the three months ended September 30, 2013, compared to $36 thousand for the three months ended September 30, 2012. The effective rate for the three months ended September 30, 2013 was 4.47% compared to (35.64%) for the same period last year. The increase in the effective rate was a result of a higher level of pre-tax income projected in the 2013 period compared to the prior year period.

The income tax expense was $88 thousand for the six month period ended September 30, 2013, compared to $196 thousand for the prior year period.

Item 3.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2013, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
From time to time, the Company and the Bank are parties to various legal proceedings incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank in these proceedings, that it has meritorious defenses to each proceeding and the Company and the Bank are taking appropriate measures to defend their interests.
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
In a more recent matter, in June 2012, a former employee of Carver Federal filed a complaint with the NY State Division of Human Rights (“DHR”), alleging termination due to unlawful employment discrimination due to disability, race/color or ethnicity and retaliation for filing for disability. The DHR subsequently dismissed the case to afford the Plaintiff the opportunity to pursue the matter in U.S. District Court. A settlement conference was held in June 2013, whereby a settlement of that action was agreed and entered into by both parties.
In accordance with ASC Topic 450, Carver has accrued $30,000 for these lawsuits.
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
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), and assigns a higher risk-weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company is evaluating the rules and the impact it will have on the Bank.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”)

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing so, incur any loss directly. Prior to December 31, 2009, the Bank originated and sold loans to the Federal National Mortgage Association (“FNMA”). During fiscal years 2012-2014, the Bank has been obligated to repurchase 17 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affect the Bank's results of operations and earnings in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) No Company unregistered securities were sold by the Company during the quarter ended September 30, 2013.
(b) Not applicable.
(c) None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of September 30, 2013 and March 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date: November 12, 2013	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)