Form 10-Q
period 2013-12-31
CARVER BANCORP INC
filed 2014-02-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2014
Common Stock, par value $0.01	3,695,892

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$109,238	$98,083
Money market investments	9,059	6,563
Total cash and cash equivalents	118,297	104,646
Restricted cash	6,556	10,666
Investment securities:
Available-for-sale, at fair value	84,602	116,051
Held-to-maturity, at amortized cost (fair value of $12,092 and $9,629 at December 31, 2013 and March 31, 2013, respectively)	12,089	9,043
Total investments	96,691	125,094

Loans held-for-sale (“HFS”)	7,678	13,107

Loans receivable:
Real estate mortgage loans	364,820	334,594
Commercial business loans	28,188	35,281
Consumer loans	155	247
Loans, net	393,163	370,122
Allowance for loan losses	(8,415)	(10,989)
Total loans receivable, net	384,748	359,133
Premises and equipment, net	8,016	8,597
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	4,226	3,503
Accrued interest receivable	2,620	2,247
Other assets	9,812	11,284
Total assets	$638,644	$638,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Savings	$94,648	$98,066
Non-interest bearing checking	58,186	58,239
NOW	24,883	25,927
Money market	115,820	113,259
Certificates of deposit	190,446	200,225
Total deposits	483,983	495,716
Advances from the FHLB-NY and other borrowed money	95,403	76,403
Other liabilities	8,830	9,423
Total liabilities	588,216	581,542

STOCKHOLDERS' EQUITY
Preferred stock, (par value $0.01, per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,836 and 3,697,364 issued; 3,695,892 and 3,695,420 shares outstanding at December 31, 2013 and March 31, 2013, respectively)	61	61
Additional paid-in capital	56,114	55,708
Accumulated deficit	(43,803)	(44,439)
Non-controlling interest	(223)	141
Treasury stock, at cost (1,944 shares at December 31, 2013 and March 31, 2013)	(417)	(417)
Accumulated other comprehensive (loss) income	(6,422)	563
Total stockholders’ equity	50,428	56,735
Total liabilities and stockholders' equity	$638,644	$638,277
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

($ in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Interest income:
Loans	$5,412	$5,325	$15,590	$16,398
Mortgage-backed securities	247	215	796	783
Investment securities	313	349	1,009	857
Money market investments	32	38	121	156
Total interest income	6,004	5,927	17,516	18,194

Interest expense:
Deposits	694	868	2,078	2,750
Advances and other borrowed money	285	342	888	1,033
Total interest expense	979	1,210	2,966	3,783

Net interest income	5,025	4,717	14,550	14,411
Provision for (recovery of) loan losses	(1,052)	(398)	(726)	386
Net interest income after provision for loan losses	6,077	5,115	15,276	14,025

Non-interest income:
Depository fees and charges	852	964	2,642	2,652
Loan fees and service charges	133	170	736	565
Gain on sale of securities	21	60	507	60
Gain on sales of loans, net	98	1,109	768	1,714
Loss on sale of real estate owned	(149)	—	(280)	(288)
New Market Tax Credit ("NMTC") fees	—	—	—	625
Lower of cost or market adjustment on loans held-for-sale	—	—	(232)	—
Other	255	238	775	587
Total non-interest income	1,210	2,541	4,916	5,915

Non-interest expense:
Employee compensation and benefits	3,317	2,819	8,331	8,243
Net occupancy expense	887	910	2,634	2,684
Equipment, net	298	314	682	889
Data processing	244	326	826	842
Consulting fees	119	63	331	243
Federal deposit insurance premiums	313	320	929	994
Other	2,357	2,552	5,682	6,933
Total non-interest expense	7,535	7,304	19,415	20,828

(Loss) / income before income taxes	(248)	352	777	(888)
Income tax expense	6	68	94	264
Consolidated net (loss) / income	(254)	284	683	(1,152)
Less: Net (loss) / income attributable to non-controlling interest	(147)	(190)	36	(1,126)
Net (loss) / income attributable to Carver Bancorp, Inc.	$(107)	$474	$647	$(26)

Earnings/(loss) per common share:
Basic	$(0.03)	$0.13	$0.18	$(0.01)
Diluted	$(0.03)	$0.13	$0.18	$(0.01)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2013	2012	2013	2012
Net (loss) / income attributable to Carver Bancorp, Inc.	$(107)	$474	$647	$(26)

Other comprehensive (loss) / income, net of tax:
Change in unrealized gain/loss of securities available-for-sale	(1,567)	135	(6,979)	437
Change in pension obligations	69	—	69	(302)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	—	—	507	—
Reclassification adjustment for termination of pension plan, net of tax	(432)	—	(432)	—
Total other comprehensive (loss)/income, net of tax	(1,066)	135	(6,985)	135

Total comprehensive (loss)/income, net of tax attributable to Carver Bancorp, Inc.	$(1,173)	$609	$(6,338)	$109
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2013
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid- In Capital	Treasury Stock	Non- controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance — March 31, 2013	$45,118	$61	$55,708	$(417)	$141	$(44,439)	$563	$56,735
Net income attributable to Carver Bancorp, Inc.	—	—	—	—	—	647	—	647
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(6,985)	(6,985)
Transfer between non-controlling and controlling Interest	—	—	400	—	(400)	—	—	—
Income attributable to non-controlling interest	—	—	—	—	36	—	—	36
Treasury stock and other activity	—	—	6	—	—	(11)	—	(5)
Balance — December 31, 2013	$45,118	$61	$56,114	$(417)	$(223)	$(43,803)	$(6,422)	$50,428
See accompanying notes to consolidated financial statements.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) before attribution to noncontrolling interests	$683	$(1,152)
Net income/(loss) attributable to noncontrolling interests, net of taxes	36	(1,126)
Net income/(loss) attributable to Carver Bancorp, Inc.	647	(26)

Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Provision for loan losses	(726)	386
Stock based compensation expense	1	—
Depreciation and amortization expense	819	844
Loss on real estate owned	280	288
Gain on sale of securities, net	(507)	(60)
Gain on sale of loans, net	(768)	(1,714)
Amortization and accretion of loan premiums and discounts and deferred charges	(1,266)	(308)
Amortization and accretion of premiums and discounts — securities	(359)	723
Market adjustment on held-for-sale loans	232	—
Proceeds from sale of loans held-for-sale	14,673	20,576
Assets repurchased from third parties	(1,932)	(1,952)
Increase in accrued interest receivable	(373)	(103)
Decrease in other assets	1,649	2,125
(Decrease) increase in other liabilities	(556)	83
Net cash provided by operating activities	11,814	20,862
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(30,180)	(53,855)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	49,899	28,767
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	2,072	1,488
Originations of loans held-for-investment	(50,124)	(17,366)
Loans purchased from third parties	(54,459)	—
Principal collections on loans	72,299	50,674
Proceeds on sale of loans	242	1,718
Decrease in restricted cash	4,110	—
Purchase of FHLB-NY stock	(723)	(1,200)
Purchase of premises and equipment	(232)	(156)
Proceeds from sale of real estate owned	1,666	195
Net cash (provided by) used in investing activities	(5,430)	10,265
CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposits	(11,733)	(30,948)
Net increase in FHLB-NY advances and other borrowings	19,000	29,974
Net cash provided by (used in) financing activities	7,267	(974)
Net increase in cash and cash equivalents	13,651	30,153
Cash and cash equivalents at beginning of period	104,646	91,697
Cash and cash equivalents at end of period	$118,297	$121,850

Supplemental cash flow information:
Noncash financing and investing activities
Transfers from loans held-for-investment to loans held-for-sale	$9,001	$8,884
Transfers to real estate owned	$1,296	$951

Cash paid for-
Interest	$2,669	$3,480
Income taxes	$130	$49
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., CCDC, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ended March 31, 2014. The consolidated balance sheet at December 31, 2013 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2013 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

If not classified as held-to-maturity or trading, securities are classified as available-for-sale based upon management's ability to sell in response to actual or anticipated changes in interest rates, resulting prepayment risk or any other factors. Available-for-sale securities are reported at fair value. Estimated fair values of securities are based on either published or security dealers' market value if available. If quoted or dealer prices are not available, fair value is estimated using quoted or dealer prices for similar securities.

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

During the nine months ended December 31, 2013 and for the fiscal year ended March 31, 2013, no other-than-temporary impairment charges were recorded.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans are only moved to held-for-sale classification upon the determination by Carver to sell a loan. Held-for-sale loans are carried at the lower of cost or market value.  The initial charge off, if any is required, will be taken upon the move to held-for-sale and absorbed through Carver's loan loss reserve.  The need to further charge offs is periodically evaluated if the loan remains classified as held-for-sale for an extended period of time using the valuation methodologies identified below.  Any subsequently required charge off is processed as a mark to market adjustment. The valuation methodology for loans held-for-sale varies based upon the circumstances.  Held-for-sale values may be based upon accepted offer amounts, appraised value of underlying mortgaged premises, prior loan loss experience of Carver in connection with recent loan sales for the loan type in question, and/or other acceptable valuation methods.

Loans Receivable

Loans receivable are carried at unpaid principal balances plus unamortized premiums, purchase accounting mark-to-market adjustments, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for loan losses and charge-offs.

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

If the Bank determines that there is an impairment dollar amount, the Bank next determines whether the amount of impairment is permanent.  The amount of impairment determined to be permanent is charged-off within the given fiscal quarter.  All other amounts are recorded as a specific valuation allowance (“SVA”) reserve.  Generally the amount of the loan and negative escrow in excess of the appraised value, for the fair value of collateral valuation method, is determined to be permanent and charged off.  The amount attributable to the expected cost to sell, is recorded as a specific valuation allowance.  In the event the Bank is using the collateral dependent determination for the dollar amount of impairment and the Bank does not have an accepted appraisal (for example, the Bank may utilize a broker’s price opinion), the Bank generally will treat all dollar amounts identified as impaired to be other than a permanent impairment and the full impaired amount will be recorded as a specific valuation allowance.  For impairment amounts calculated utilizing the present value of expected future cash flows, the dollar amount of impairment is recorded as a specific valuation allowance.

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

Allowance for Loan and Lease Losses (“ALLL”)

The adequacy of the Bank's ALLL is determined in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006 and in accordance with FASB Accounting Standards Codification (“ASC”) Subtopics 450-20 “Disclosure of Certain Loss Contingencies” and 310-10 “Accounting by Creditors for Impairment of a Loan.” Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of situations that may affect a borrower's ability to repay. In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.
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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Construction

•	Multifamily

•	Commercial Real Estate

•	Business Loans

•	SBA Loans

•	Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

•	Loss

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are comprised of actual losses for the most recent six quarters as a percentage of each respective Loan Type plus qualitative factors.  This represents a change in methodology as the Bank previously utilized a four quarter historical trend. The rationale for the change is to adopt a more comprehensive loss period. As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

1.
Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-offs, and recovery practices not considered elsewhere in estimating credit losses (Policy & Procedures).

2.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (Economy).

3.	Changes in the nature or volume of the loan portfolio and in the terms of loans (Nature & Volume).

4.	Changes in the experience, ability, and depth of lending management and other relevant staff (Management).

5.	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans (Problem Assets).

6.	Changes in the quality of the loan review system (Loan Review).

7.	Changes in the value of underlying collateral for collateral-dependent loans (Collateral Values).

8.	The existence and effect of any concentrations of credit and changes in the level of such concentrations (Concentrations).

9.	The effect of other external forces such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio (External Forces).

Specific Reserve Allowance

Carver also maintains a specific reserve allowance for criticized and classified loans individually reviewed for impairment in accordance with ASC Subtopic 310-10 guidelines. The amount assigned to the specific reserve allowance is individually determined based upon the loan. The ASC Subtopic 310-10 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:

1.	The present value of expected future cash flows discounted at the loan's effective interest rate;

2.	The loan's observable market price; or

3.	The fair value of the collateral if the loan is collateral dependent.

The institution determines the appropriate ASC Subtopic 310-10 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan. Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

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

Troubled Debt Restructured Loans

TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Company records a specific valuation allowance (“SVA”) reserve equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Company records an impairment charge when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on non-accrual status until they have performed in accordance with the restructured terms for a period of at least six months.

Representation and Warranty Reserve

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”).  The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSEs). The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.

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

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the (loss) / earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted (loss) / earnings per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2013	2012	2013	2012
(Loss) / earnings per common share
Net (loss) / income available to common shareholders of Carver Bancorp, Inc.	$(107)	$474	$647	$(26)
Weighted average common shares outstanding	3,696,225	3,695,653	3,696,123	3,695,616
Basic (loss) / earnings per common share	$(0.03)	$0.13	$0.18	$(0.01)
Diluted (loss) / earnings per common share	$(0.03)	$0.13	$0.18	$(0.01)

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

Debenture interest payments which had previously been deferred in March 2011 and June 2011 on the Carver Statutory Trust I trust preferred securities (“TruPS”) were brought current in September 2011 before the regulators precluded future payments without prior approval. The expense continues to be accrued and the payments remain on deferral status.

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

NOTE 5. OTHER COMPREHENSIVE (LOSS) INCOME

The following table sets forth changes in each component of accumulated other comprehensive (loss) / income, net of tax for the nine months ended December 31, 2013:

		Other
Nine months ended December 31, 2013	At	Comprehensive	At
$ in thousands	March 31, 2013	Income	December 31, 2013
Net unrealized gain (loss) on securities available-for-sale	$1,064	$(7,486)	$(6,422)
Net unrealized loss on pension liability	(501)	501	—
Accumulated other comprehensive income (loss)	$563	$(6,985)	$(6,422)

The following table sets forth information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
$ in thousands	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013	Affected Line Item in the Consolidated Statement of Operations
Reclassification adjustment for sales of available for-sale securities, net of tax	$—	$507	Gain on sale of securities

Reclassification adjustment for termination of pension plan, net of tax	(432)	(432)	Employee compensation and benefits

Total reclassifications for the period	$(432)	$75

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopics 320-942 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2013, $84.6 million, or 87.5%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $12.1 million, or 12.5%, were classified as held-to-maturity. The Bank had no securities classified as trading at December 31, 2013.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2013:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$6,036	$—	$(369)	$5,667
Federal Home Loan Mortgage Corporation	13,642	—	(662)	12,980
Federal National Mortgage Association	11,124	—	(582)	10,542
Other	49	—	—	49
Total mortgage-backed securities	30,851	—	(1,613)	29,238
U.S. Government Agency Securities	50,187	—	(4,300)	45,887
CRA investment fund	10,000	—	(523)	9,477
Total available-for-sale	91,038	—	(6,436)	84,602
Held-to-Maturity *:
Mortgage-backed securities:
Government National Mortgage Association	4,069	230	—	4,299
Federal Home Loan Mortgage Corporation	1,794	66	—	1,860
Federal National Mortgage Association	6,226	68	(361)	5,933
Total held-to-maturity mortgage-backed securities	12,089	364	(361)	12,092
Total securities	$103,127	$364	$(6,797)	$96,694
* The carrying amount and amortized cost are the same for all held to maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2013:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,164	$676	$—	$23,840
Federal Home Loan Mortgage Corporation	16,059	104	(104)	16,059
Federal National Mortgage Association	4,186	117	—	4,303
Other	50	—	—	50
Total mortgage-backed securities	43,459	897	(104)	44,252
U.S. Government Agency Securities	44,363	139	(177)	44,325
Asset-backed securities	15,268	251	—	15,519
Small Business Administration	1,919	45	—	1,964
CRA investment fund	10,000	—	(9)	9,991
Total available-for-sale	115,009	1,332	(290)	116,051
Held-to-Maturity:
Mortgage-backed securities *:
Government National Mortgage Association	5,335	404	—	5,739
Federal Home Loan Mortgage Corporation	2,387	103	—	2,490
Federal National Mortgage Association	1,321	79	—	1,400
Total held-to-maturity mortgage-backed securities	9,043	586	—	9,629
Total securities	$124,052	$1,918	$(290)	$125,680
* The carrying amount and amortized cost are the same for all held to maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities at December 31, 2013 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(1,082)	$20,773	$(531)	$8,415	$(1,613)	$29,188
U.S. Government Agency Securities	(3,253)	38,961	(1,047)	6,926	(4,300)	45,887
CRA investment fund	(523)	9,477	—	—	(523)	9,477
Total available-for-sale securities	(4,858)	69,211	(1,578)	15,341	(6,436)	84,552

Held-to-Maturity:
Mortgage-backed securities	(361)	4,742	—	—	(361)	4,742
Total held-to-maturity	(361)	4,742	—	—	(361)	4,742
Total securities	$(5,219)	$73,953	$(1,578)	$15,341	$(6,797)	$89,294

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2013 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(104)	$10,298	$—	$—	$(104)	$10,298
U.S. Government Agency Securities	(177)	25,290	—	—	(177)	25,290
CRA investment fund	(9)	9,991	—	—	(9)	9,991
Total available-for-sale securities	$(290)	$45,579	$—	$—	$(290)	$45,579

A total of 33 securities had an unrealized loss at December 31, 2013 compared to 13 at March 31, 2013. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 46.1% and 24.6% of total securities in an unrealized loss position that had an unrealized loss for less than 12 months at December 31, 2013. Two mortgage-backed securities and four U.S. Government Agency securities representing 10.0% and 8.2% of total securities in an unrealized loss position had an unrealized loss for more than 12 months at December 31, 2013. Given the U.S. government's guarantees of the mortgage-backed and agency securities, there is no reason to believe that these securities will experience credit related losses. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment, that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. At December 31, 2013, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at December 31, 2013, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$2,000	$1,967	1.50%
Five through ten years	24,387	22,823	1.65%
After ten years	64,651	59,812	1.70%
Total	$91,038	$84,602	1.69%

Held-to-maturity:
One through five years	$113	$115	2.68%
Five through ten years	5,209	4,860	2.49%
After ten years	6,767	7,117	3.63%
Total	$12,089	$12,092	3.13%

NOTE 7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The loans receivable portfolio is segmented into One-to-Four Family, Multifamily Mortgage, Commercial Real Estate, Construction, Business (including Small Business Administration), and Consumer Loans.

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

The following is a summary of loans receivable, net, and loans held-for-sale at December 31, 2013 and March 31, 2013:

	December 31, 2013		March 31, 2013
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$117,182	30%	$73,625	20%
Multifamily	47,431	12%	56,427	15%
Commercial real estate	194,737	50%	203,813	55%
Construction	5,100	1%	1,228	—%
Business	28,432	7%	35,795	10%
Consumer (1)	155	—%	247	—%
Total loans receivable	$393,037	100%	$371,135	100%

Add:
Premium on loans	996		728
Less:
Deferred fees and loan discounts,net	(870)		(1,741)
Allowance for loan losses	(8,415)		(10,989)
Total loans receivable, net	$384,748		$359,133

Loans held-for-sale	$7,678		$13,107
(1) Includes personal loans

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the nine month period ended December 31, 2013.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	1,619	98	570	—	572	15	2,874
Recoveries	515	23	—	149	326	13	1,026
Provision for Loan Losses	1,675	48	(508)	(149)	(1,748)	(44)	(726)
Ending Balance	$4,067	$381	$2,220	$—	$1,765	$(18)	$8,415
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,636	329	1,971	—	1,212	16	7,164
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	431	52	249	—	519	—	1,251

Loan Receivables Ending Balance	$118,187	$47,544	$194,019	$5,068	$28,083	$262	$393,163
Ending Balance: collectively evaluated for impairment	110,268	46,181	181,435	5,068	23,022	261	366,235
Ending Balance: individually evaluated for impairment	7,919	1,363	12,584	—	5,061	1	26,928

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the nine month period ended December 31, 2012.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs	2,103	226	1,149	151	2,152	3	5,784
Recoveries	—	—	—	22	34	4	60
Provision for Loan Losses	2,394	(4,155)	(921)	(1,403)	4,521	(50)	386
Ending Balance	$4,596	$1,028	$4,639	$—	$4,189	$31	$14,483
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	4,217	1,028	4,182	—	2,368	31	11,826
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	379	—	457	—	1,821	—	2,657

Loan Receivables Ending Balance:	$61,726	$67,058	$200,641	$1,230	$33,519	$280	$364,454
Ending Balance: collectively evaluated for impairment	54,939	67,058	184,742	—	27,757	280	334,776
Ending Balance: individually evaluated for impairment	6,787	—	15,899	1,230	5,762	—	29,678

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2013.

$ in thousands	One-to-four family Residential	Multi-Family Mortgage	Commercial Real Estate	Construction	Business	Consumer and Other	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs	2,103	226	1,148	151	2,274	1	5,903
Recoveries	15	91	—	22	265	5	398
Provision for Loan Losses	1,279	(4,866)	(2,263)	(1,403)	3,982	(56)	(3,327)
Ending Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,179	409	3,103	—	1,959	28	8,678
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	317	—	194	—	1,800	—	2,311

Loan Receivables Ending Balance:	$73,987	$56,607	$202,771	$1,230	$35,277	$250	370,122
Ending Balance: collectively evaluated for impairment	67,619	55,991	186,336	—	28,904	250	339,100
Ending Balance: individually evaluated for impairment	6,368	616	16,435	1,230	6,373	—	31,022

The following is a summary of non-accrual loans at December 31, 2013 and March 31, 2013.

$ in thousands	December 31, 2013	March 31, 2013
Gross loans receivable:
One-to-four family	$3,736	$7,642
Multifamily	1,363	423
Commercial real estate	8,702	14,788
Construction	—	1,230
Business	1,120	6,505
Consumer and other	1	38
Total non-accrual loans	$14,922	$30,626

Non-accrual loans decreased $15.7 million, or 51.3%, to $14.9 million at December 31, 2013 from $30.6 million at March 31, 2013. The majority of the decline during the current nine month period ended December 31, 2013 related to fifteen non-performing loans with a balance of $8.2 million that were moved to held-for-sale, ten TDR loans with a balance of $6.4 million that were upgraded to accrual status as they had performed in accordance with their modified terms for six months and one multifamily loan with a balance of $1.1 million that was paid off.

Non-performing loans at December 31, 2013, were comprised of $9.6 million of loans 90 days or more past due and non-accruing, $3.3 million of loans classified as a troubled debt restructuring and either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months, and $2.0 million of loans that are either performing or less than 90 days past due and have been classified as impaired.

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

At December 31, 2013, other non-performing assets totaled $9.1 million which consists of other real estate owned and held-for-sale loans. At December 31, 2013, other real estate owned valued at $1.4 million comprised of ten foreclosed properties, compared to $2.4 million comprised of nine properties at March 31, 2013. At December 31, 2013, held-for-sale loans totaled $7.7 million, compared to $13.1 million at March 31, 2013.

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

As of December 31, 2013, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$45,006	$163,983	$5,068	$19,827
Special Mention	—	12,879	—	2,044
Substandard	2,538	17,157	—	6,212
Total	$47,544	$194,019	$5,068	$28,083

$ in thousands	One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing	$114,451	$261
Non-Performing	3,736	1
Total	$118,187	$262

As of March 31, 2013, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multi-Family Mortgage	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$53,419	$165,965	$—	$23,651
Special Mention	—	3,400	—	2,922
Substandard	3,188	33,406	1,230	8,704
Total	$56,607	$202,771	$1,230	$35,277

$ in thousands			One-to-four family Residential	Consumer and Other
Credit Risk Profile Based on Payment Activity:
Performing			$66,344	$212
Non-Performing			7,643	38
Total			$73,987	$250

The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2013.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Non-performing TDR	Performing TDR (1)	Impaired(2)	Current	Total Financing Receivables
One-to-four family residential	$1,304	$248	$2,239	$3,791	$1,497	$3,189	—	$109,710	$118,187
Multi-family mortgage	—	—	1,363	1,363	—	—	—	46,181	47,544
Commercial real estate	293	—	5,541	5,834	1,798	3,882	1,363	181,142	194,019
Construction	—	—	—	—	—	—	—	5,068	5,068
Business	321	—	468	789	33	3,941	619	22,701	28,083
Consumer and other	1	1	1	3	—	—	—	259	262
Total	$1,919	$249	$9,612	$11,780	$3,328	11,012	$1,982	$365,061	$393,163
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

The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2013 and March 31, 2013.

	December 31, 2013			March 31, 2013
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family residential	2,667	3,052	—	$1,319	$1,460	—
Multi-family mortgage	1,038	1,038	—	616	616	—
Commercial real estate	9,548	9,724	—	11,070	11,270	—
Construction	—	—	—	1,230	1,492	—
Business	2,176	2,249	—	1,080	2,002	—
Consumer and other	1	1	—	—	—	—
With an allowance recorded:
One-to-four family residential	5,252	5,377	431	$5,049	$5,244	$317
Multi-family mortgage	324	423	52	—	—	—
Commercial real estate	3,036	3,248	249	5,365	5,913	194
Business	2,885	2,885	519	5,293	5,293	1,800
Total	26,927	27,997	1,251	31,022	33,290	2,311

The following tables presents information on average balances on impaired loans and the interest income recognized for the three and nine month periods ended December 31, 2013 and 2012.

	Three months ended
	December 31, 2013		December 31, 2012
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family residential	$1,793	$4	$659	$11
Multi-family mortgage	1,206	5	—	—
Commercial real estate	9,086	65	7,402	40
Construction	38	—	2,743	—
Business	1,953	40	1,064	—
Consumer and other	1	—	—	—
With an allowance recorded:
One-to-four family residential	$5,210	$58	$4,197	$26
Multi-family mortgage	162	—	339	—
Commercial real estate	3,041	32	6,732	40
Business	2,870	78	4,593	55
Total	25,360	282	27,729	172

	Nine months ended
	December 31, 2013		December 31, 2012
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family residential	1,889	$5	1,646	38
Multi-family mortgage	519	6	98	5
Commercial real estate	9,104	127	8,553	191
Construction	615	—	2,515	53
Business	1,684	47	3,346	41
Consumer and other	1	—	—	—
With an allowance recorded:
One-to-four family residential	5,464	$98	6,341	54
Multi-family mortgage	162	—	984	—
Commercial real estate	5,138	37	11,838	155
Construction	—	—	556	—
Business	3,728	114	3,076	254
Total	28,304	434	38,953	791

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. Situations around modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC Subtopic 310-40 and the related allowance under ASC Subtopic 310-10-35. Loans modified in TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

There was one modification made during the three month period ended December 31, 2013.

The following table presents an analysis of those loan modifications that were classified as TDRs during the nine month period ended December 31, 2013:

	Modifications to loans during the three month period ended					Modifications to loans during the nine month period ended
	December 31, 2013					December 31, 2013

$ in thousands	Number of loans	Pre- modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre- modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family residential	1	$429	$428	6.50%	4.50%	2	$913	$975	7.03%	5.06%
Business	—	—	—			1	919	719	6.00%	6.00%
	1	$429	$428			3	$1,832	$1,694

There were no modifications made during the three month period ended December 31, 2012. The following table presents an analysis of those loan modifications that were classified as TDRs during the nine month period ended December 31, 2012:

	Modifications to loans during the nine month period ended
	December 31, 2012

$ in thousands	Number of loans	Pre- modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family residential	2	$1,415	$536	6.52%	6.31%
Commercial real estate	2	1,061	1,060	12.02%	12.02%
Business	4	2,242	2,210	7.44%	7.44%
Total	8	$4,718	$3,806

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the three month period ended December 31, 2013, one loan of $429 thousand was modified with an interest rate concession of 2.00%. For the nine month period ended December 31, 2013, two loans of $1.0 million were modified with interest rate concessions of 2.00% and one loan of $0.7 million was extended. For the three month period ended December 31, 2012, no loans were modified. For the nine month period ended December 31, 2012, one loan of $0.5 million was modified with an interest rate concession of 1.25%.

For the period ended December 31, 2013, there were no loans that had been modified and subsequently defaulted within the last twelve months. For the period ended December 31, 2012, Carver had one commercial real estate loans with an outstanding balance of $2.4 million that had been modified and subsequently defaulted within the 12 month period.

At December 31, 2013 there were eighteen loans in the TDR portfolio totaling $11.0 million that were on accrual status as the Company has determined that the future collection of the principal and interest is reasonably assured, this generally represents those borrowers who have performed according to the restructured terms for a period of at least six months. At March 31, 2013, there were nine loans in the performing TDR portfolio totaling $5.0 million.
At December 31, 2013 and 2012, there were no loans to officers or directors of the Company.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2013, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$281	$281
Investment securities:
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,667	—	5,667
Federal Home Loan Mortgage Corporation	—	12,980	—	12,980
Federal National Mortgage Association	—	10,542	—	10,542
U.S. Government Agency Securities	—	45,887	—	45,887
CRA investment fund	—	9,477	49	9,526
Total available-for-sale securities	—	84,553	49	84,602
Total assets	$—	$84,553	$330	$84,883

	Fair Value Measurements at March 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$275	$275
Investment securities:
Available-for-sale:
Mortgage-backed securities:
Agency mortgage-backed securities	—	23,840	—	23,840
Federal Home Loan Mortgage Corporation	—	16,059	—	16,059
Federal National Mortgage Association	—	4,303	—	4,303
Asset-backed Securities	—	15,519	—	15,519
U.S. Government Agency Securities	—	44,325	—	44,325
Small Business Association	—	1,964	—	1,964
CRA investment fund	—	9,991	50	10,041
Total available-for-sale securities	—	116,001	50	116,051
Total assets	$—	$116,001	$325	$116,326

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company’s total assets at December 31, 2013 and March 31, 2013.

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

In the nine month period ended December 31, 2013, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a roll-forward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2013 and 2012:

		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2013
$ in thousands	Beginning balance, April 1, 2013		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2013
Securities Available-for-Sale	$51	$—	$(2)	$—	$49	$—

Mortgage servicing rights	275	6	—	—	281	5

		Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)				Change in Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2012
$ in thousands	Beginning balance, April 1, 2012		Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2012
Securities Available-for-Sale	$52	$—	$(2)	$—	$50	$—

Mortgage servicing rights	491	(72)	—	—	419	(68)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2013 and March 31, 2013 and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
$ in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$7,678	$—	$7,678
Impaired loans with a specific reserve allocated	$—	$—	$10,246	$10,246
Other real estate owned	$—	1,423	—	$1,423

	Fair Value Measurements at March 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable	Total Fair
$ in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Value
Loans held-for-sale	$—	$13,107	$—	$13,107
Impaired loans with a specific reserve allocated	$—	$—	$13,397	$13,397
Other real estate owned	$—	$2,386	$—	$2,386

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended December 31, 2013 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2013 and March 31, 2013 are as follows:

	December 31, 2013
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$118,297	$118,297	$118,297	$—	$—
Restricted cash	6,556	6,556	—	6,556	—
Securities available-for-sale	84,602	84,602	—	84,553	49
FHLB Stock	4,226	4,226	—	4,226	—
Securities held-to-maturity	12,089	12,092	—	12,092	—
Loans receivable	384,748	386,446	—	—	386,446
Loans held-for-sale	7,678	7,678	—	7,678	—
Accrued interest receivable	2,620	2,620	—	2,620	—
Mortgage servicing rights	281	281	—	—	281
Financial Liabilities:
Deposits	$483,983	$469,712	$278,377	$191,335	$—
Advances from FHLB of New York	77,000	78,460	—	78,460	—
Other borrowed money	18,403	18,912	—	18,912	—

	March 31, 2013
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$104,646	$104,646	$104,646	$—	$—
Restricted cash	10,666	10,666	—	10,666	—
Securities available-for-sale	116,051	116,051	—	116,001	50
FHLB Stock	3,503	3,503	—	3,503	—
Securities held-to-maturity	9,043	9,629	—	9,629	—
Loans receivable	359,133	366,433	—	—	366,433
Loans held-for-sale	13,107	13,107	—	13,107	—
Accrued interest receivable	2,247	2,247	—	2,247	—
Mortgage servicing rights	275	275	—	—	275
Financial Liabilities:
Deposits	$495,716	$488,323	$287,625	$200,698	$—
Advances from FHLB of New York	58,000	58,697	—	58,697	—
Other borrowed money	18,403	18,900	—	18,900	—

Cash and cash equivalents

The carrying amounts for cash and cash equivalents approximate fair value and are classified as Level 1 because they mature in three months or less.

Restricted cash

The carrying amounts for restricted cash approximates fair value and are classified as Level 2 because they represent short-term interest-bearing deposits.

Securities

The fair values for securities available-for-sale, and securities held-to-maturity are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities. Available-for-sale securities are classified across Levels 2 and 3. Held-to-maturity securities are classified as Level 2.

FHLB Stock

Ownership in equity securities of the FHLB is restricted and there is no established market for resale. The carrying amount, which is at cost, approximates fair value and is classified as Level 2.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of December 31, 2013 and March 31, 2013. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

The Bank's subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects.

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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

$ in thousands	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	15,957	—	15,957	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,312	15,312	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,568	10,568	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,917	20,917	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,871	10,871	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,330	12,330	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,382	12,382	—	1	—	4,875	4,876
Total	$5,850	$149,000	$15,957	$119,066	$135,023	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed below.

The Bank was originally awarded $59 million of NMTC. In fiscal 2008, the Bank transferred $19 million of rights to an investor in a NMTC project. The entity was called CDE 10.

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

In May 2009, the Bank received a second NMTC award in the amount of $65 million. During the period from December 2009 to December 2010, the Bank transferred rights to investors in NMTC projects (entities CDEs 13-19). The Bank has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

In August 2011, the Bank received a third NMTC award in the amount of $25 million. In January 2012 and September 2012, the Bank transferred rights to investors in NMTC projects (CDEs 20 and 21).  The Bank has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

The Bank has established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of December 31, 2013 there have been no activities in these entities.

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

Overview

Carver Bancorp, Inc., a Delaware corporation (the “Company”) is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its ten branches and four stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment areas needs through its community development lending, investing and service activities. The Bank had approximately $638.6 million in assets as of December 31, 2013 and employed approximately 133 employees as of December 31, 2013.

Carver Federal engages in a wide range of consumer and commercial banking services.  Carver Federal provides deposit products, including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking, online bill pay and telephone banking. Carver Federal also offers a suite of products and services for unbanked and underbanked consumers, branded as Carver Community Cash. This includes check cashing, wire transfers, bill payment, reloadable prepaid cards and money orders.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. While providing funding to the investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact their performance, therefore it is not the primary beneficiary of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.  As of December 31, 2013, all three award allocations have been fully utilized in qualifying projects.

The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented below:

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	15,957	—	15,957	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,312	15,312	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,568	10,568	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,917	20,917	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,871	10,871	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,330	12,330	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,382	12,382	—	1	—	4,875	4,876
Total	$5,850	$149,000	$15,957	$119,066	$135,023	$13,000	$408	$—	$50,310	$63,718
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

Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of the Comptroller of the Currency on December 13, 2006 and in accordance with Accounting Standards Codification (“ASC”) Subtopics 450 and 310.  Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Construction

•	Multifamily

•	Commercial Real Estate

•	Business Loans

•	SBA Loans

•	Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are generally comprised of actual losses for the most recent six quarters as a percentage of each respective Loan Type plus nine qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

1.
Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses (Policy & Procedures).

2.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (Economy).

3.	Changes in the nature or volume of the loan portfolio and in the terms of loans (Nature & Volume).

4.	Changes in the experience, ability, and depth of lending management and other relevant staff (Management).

5.	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans (Problem Assets).

6.	Changes in the quality of the loan review system (Loan Review).

7.	Changes in the value of underlying collateral for collateral dependent loans (Collateral Values).

8.	The existence and effect of any concentrations of credit and changes in the level of such concentrations (Concentrations).

9.	The effect of other external forces such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio (External Forces).

Specific Reserve Allowance

Carver also maintains a specific reserve allowance for criticized & classified loans individually reviewed for impairment in accordance with ASC Subtopic 310 guidelines. The amount assigned to the specific reserve allowance is individually determined based upon the loan. The ASC Subtopic 310 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:

1.The present value of expected future cash flows discounted at the loan's effective interest rate;

2.The loan's observable market price; or
3.The fair value of the collateral if the loan is collateral dependent.

The institution may choose the appropriate ASC Subtopic 310 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan.  Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

Criticized and Classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310, Accounting by Creditors for Impairment of a Loan.  Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2013, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a gross deferred tax asset (“DTA”) of $21.9 million on which the Company has recorded a full valuation allowance.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2013, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). No repurchases of the Company's common stock were made during the third quarter of fiscal year 2014. The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted their preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

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

On October 28, 2011, the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as mezzanine equity, and upon conversion to common and Series D is now reportable as stockholders' equity.

Liquidity and Capital Resources
Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2013.
Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $19.0 million to $95.4 million at December 31, 2013 from $76.4 million at March 31, 2013 to offset reductions in deposits. At December 31, 2013, the Bank had $52.0 million in borrowings with a weighted average rate of 0.42% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At December 31, 2013, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $3.8 million on a secured basis, utilizing mortgage-related loans and securities as collateral.
The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2013 and March 31, 2013, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $118.3 million and $104.6 million, respectively.
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
The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2013 total cash and cash equivalents increased $13.7 million to $118.3 million at

December 31, 2013, compared to $104.6 million at March 31, 2013, reflecting cash provided by operating activities of $11.8 million, cash provided by financing activities of $7.3 million, and cash used in investing activities of $5.4 million.
Net cash provided by operating activities of $11.8 million primarily originated from sales of held-for-sale loans during the period, compared to $20.9 million for March 31, 2013. Net cash provided by financing activities was $7.3 million resulted from a net increase in borrowed funds of $19.0 million offset by decreased deposits of $11.7 million, compared to $974 thousand for the year ended March 31, 2013. Net cash used in investing activities of $5.4 million was primarily the result of outflows related to loan purchases of $54.5 million, loan originations of $50.1 million and investment purchases of $30.2 million. This activity was offset primarily by inflows of $72.3 million in principal collections on loans and $52.0 million in proceeds from investments.
The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.
The table below presents the capital position of the Bank at December 31, 2013 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at December 31, 2013	$60,758	$60,758	$60,758
Add:
General valuation allowances	—	—	4,806
Qualifying subordinated debt	—	—	5,000
Other	(28)	(28)	(28)
Deduct:
Unrealized gains on securities available-for-sale, net	(6,422)	(6,422)	(6,422)
Regulatory Capital	67,152	67,152	76,958
Minimum Capital requirement	57,499	49,592	49,592
Regulatory Capital Excess	$9,653	$17,560	$27,366
Capital Ratios	10.51%	17.60%	20.17%

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
The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. At December 31, 2013, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.51% , a Tier 1 risk-based capital ratio of 17.6%, and a total risk-based capital ratio of 20.17%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012 and 2013, 3 and 10 loans, respectively, that had been sold to FNMA were repurchased by the Bank.  During the first three quarters of fiscal 2014, 4 loans that had been sold to FNMA were repurchased by the Bank. At December 31, 2013, the Bank continues to service 166 loans with a principal balance of $30.0 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2013(1)	$4,851
Gross new demands received	1,071
Loans repurchased/made whole	(1,834)
Demands rescinded	(1,582)
Principal payments received on open claims	(12)
Open claims as of December 31, 2013(1)	$2,494

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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. Reserves of $460 thousand at December 31, 2013 are reported in our consolidated statement of financial condition as a component of other liabilities.

The table below summarizes changes in our representation and warranty reserves during the first nine months of fiscal 2014:

$ in thousands	December 31, 2013
Representation and warranty repurchase reserve, beginning of period (1)	1,125
Net provision for repurchase losses (2)	(600)
Net realized losses (2)	(65)
Representation and warranty repurchase reserve, end of period (1)	$460
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2013 and March 31, 2013
Assets
At December 31, 2013, total assets decreased $367 thousand, or 0.1% to $638.6 million, compared to $638.3 million at March 31, 2013. The overall change was due to a decrease of $28.4 million in the investment portfolio, offset by increases in the loan portfolio, net of the allowance for loan losses, of $25.6 million.
Total investment securities decreased $28.4 million, or 22.7%, to $96.7 million at December 31, 2013, compared to $125.1 million at March 31, 2013. This change reflects a decrease of $31.4 million in available-for-sale securities, as the Company sold its lowest yielding securities to fund loan growth.
Net loans receivable increased $23.0 million, or 6.2%, to $393.1 million at December 31, 2013, compared to $370.1 million at March 31, 2013. The majority of the increase resulted from loan purchases, originations, and advances of $105.2 million, offset by $71.6 million of principal repayments and loan payoffs across all loan classifications. An additional $9.0 million in loans were transferred from held-for-investment to HFS and $1.3 million represented principal charge-offs associated with the move in loans to HFS.
HFS loans decreased $5.4 million, or 41.4%, to $7.7 million as the Company continued to take aggressive steps to resolve troubled loans. For the first nine months of fiscal 2014, $9.0 million in loans, net of charge-offs, were transferred into the HFS portfolio from the held-for-investment portfolio. This increase was offset by $14.0 million in sales and paydowns.
Liabilities and Stockholders’ Equity
Total liabilities increased $6.7 million, or 1.1%, to $588.2 million at December 31, 2013, compared to $581.5 million at March 31, 2013, due to an increase in borrowings of $19.0 million, offset by reductions in deposits of $11.7 million.
Deposits decreased $11.7 million, or 2.4%, to $484.0 million at December 31, 2013, compared to $495.7 million at March 31, 2013, due primarily to decreases in certificates of deposit as the low interest rate environment led depositors to seek alternative investment opportunities for maturing deposits.
Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money increased $19.0 million, or 24.9%, to $95.4 million at December 31, 2013, compared to $76.4 million at March 31, 2013, as the Company increased short-term borrowings during the nine month period to offset reductions in deposits.
Total equity decreased $6.3 million, or 11.1%, to $50.4 million at December 31, 2013, compared to $56.7 million at March 31, 2013. The majority of the decrease was due to $7.5 million in unrealized losses on investments caused by the increase in interest rates during the nine month period, partially offset by the change in pension obligation and the net income earned for the nine-month period.
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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of December 31, 2013:

$ in thousands
Commitments to fund mortgage loans	$5,430
Commitments to fund commercial and consumer loans	8,250
Lines of credit	7,911
Letters of credit	234
Total	$21,825

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2013 and 2012
Overview

The Company reported net loss of $107 thousand for the three months ended December 31, 2013, compared to net income of $474 thousand for the comparative prior year period. Loss per share for the quarter was $0.03 compared to earnings per share of $0.13 for the prior year period. The primary reasons for the change were higher gains on sales of loans in the prior year period, partially offset by a higher loan loss provision release and higher non-interest expenses in the current quarter.

The following table reflects selected operating ratios for the three and six months ended December 31, 2013 and 2012:

CARVER BANCORP, INC. AND SUBSIDIARIES
SELECTED KEY RATIOS
(Unaudited)

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2013		2012		2013		2012
Return on average assets (1)	(0.07)%		0.31%		0.32%		(0.01)%
Return on average stockholders' equity (2)	(0.75)%		3.41%		3.38%		(0.14)%
Net interest margin (3)	3.54%		3.14%		3.39%		3.14%
Interest rate spread (4)	3.42%		2.96%		3.26%		2.95%
Efficiency ratio (5) (8)	120.85%		100.63%		99.74%		102.47%
Operating expenses to average assets (6)	5.15%		4.79%		9.72%		10.08%
Average equity to average assets (7)	8.79%		9.04%		9.20%		8.95%
Average interest-earning assets to average interest-bearing liabilities	1.19	x	1.24	x	1.19	x	1.24	x

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
Net interest income increased $308 thousand to $5.0 million for the three months ended December 31, 2013, compared to $4.7 million for the comparative prior year period. The variance was predominantly due to a $231 thousand decrease in total interest expense and an increase in interest income of $77 thousand for the quarter. The increase in interest income for the three months ended December 31, 2013 primarily stemmed from an increase in loan income of $87 thousand from the prior comparative period due to an increase in average loans.

Net interest income increased $139 thousand to $14.6 million for the nine months ended December 31, 2013, compared to $14.4 million for the prior year period. The variance was due to a decrease in interest expense of $817 thousand, offset by a decline in interest income on loans of $808 thousand and an increase in interest income on investment securities of $152 thousand.
The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and average costs for the three and nine months ended December 31, 2013 and 2012. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended December 31,
	2013			2012
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$401,843	$5,412	5.39%	$404,613	$5,325	5.26%
Mortgage-backed securities	42,275	247	2.34%	46,251	215	1.86%
Investment securities	46,789	236	2.02%	64,025	267	1.67%
Restricted cash deposit	6,556	1	0.03%	6,415	—	0.03%
Equity securities (2)	2,323	23	3.93%	2,545	23	3.59%
Other investments and federal funds sold	67,281	85	0.50%	76,270	97	0.50%
Total interest-earning assets	567,067	6,004	4.23%	600,119	5,927	3.95%
Non-interest-earning assets	18,192			9,269
Total assets	$585,259			$609,388

Interest-Bearing Liabilities:
Deposits:
NOW demand	$24,632	$10	0.16%	$25,054	$10	0.16%
Savings and clubs	94,963	63	0.26%	97,391	64	0.26%
Money market	116,067	134	0.46%	112,044	201	0.71%
Certificates of deposit	185,147	478	1.02%	204,609	582	1.13%
Mortgagors deposits	1,938	9	1.84%	2,282	11	1.91%
Total deposits	422,747	694	0.65%	441,380	868	0.78%
Borrowed money	53,120	285	2.13%	43,737	342	3.10%
Total interest-bearing liabilities	475,867	979	0.82%	485,117	1,210	0.99%
Non-interest-bearing liabilities:
Demand	55,548			60,117
Other liabilities	2,484			9,324
Total liabilities	533,899			554,558
Non-controlling interest	(78)			(252)
Stockholders’ equity	51,438			55,082
Total liabilities & stockholders’ equity	$585,259			$609,388
Net interest income		$5,025			$4,717

Average interest rate spread			3.42%			2.96%

Net interest margin			3.54%			3.14%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2013			2012
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$379,759	$15,590	5.47%	$416,306	$16,398	5.25%
Mortgage-backed securities	52,804	796	2.01%	51,418	783	2.03%
Investment securities	56,841	777	1.82%	50,100	599	1.59%
Restricted cash deposit	7,452	1	0.03%	6,415	1	0.03%
Equity securities (2)	2,334	69	3.92%	2,545	70	3.65%
Other investments and federal funds sold	73,301	283	0.51%	85,119	343	0.53%
Total interest-earning assets	572,491	17,516	4.08%	611,903	18,194	3.96%
Non-interest-earning assets	26,596			8,134
Total assets	$599,087			$620,037

Interest-Bearing Liabilities:
Deposits:
NOW demand	$25,534	$30	0.16%	$26,016	$31	0.16%
Savings and clubs	96,503	192	0.26%	99,495	197	0.26%
Money market	115,431	400	0.46%	110,241	598	0.72%
Certificates of deposit	189,248	1,429	1.00%	212,432	1,894	1.18%
Mortgagors deposits	2,012	27	1.78%	2,193	30	1.82%
Total deposits	428,728	2,078	0.64%	450,377	2,750	0.81%
Borrowed money	53,361	888	2.21%	43,857	1,033	3.13%
Total interest-bearing liabilities	482,089	2,966	0.82%	494,234	3,783	1.02%
Non-interest-bearing liabilities:
Demand	55,753			62,057
Other liabilities	6,306			8,159
Total liabilities	544,148			564,450
Non-controlling interest	(166)			69
Stockholders’ equity	55,105			55,518
Total liabilities & stockholders’ equity	$599,087			$620,037
Net interest income		$14,550			$14,411

Average interest rate spread			3.26%			2.95%

Net interest margin			3.39%			3.14%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock
Interest Income
Interest income increased $77 thousand, or 1.3%, to $6.0 million in the third quarter, compared to $5.9 million for the prior year quarter, primarily attributable to an increase in average yields on loans and mortgage-backed securities during the quarter. The average yield on loans increased 13 basis points to 5.39% from 5.26%. The average yield on mortgage-backed securities increased 48 basis points to 2.34% from 1.86% as lower yield securities in the portfolio were sold or paid down.
Interest income decreased $678 thousand, or 3.7%, to $17.5 million for the nine month period, compared to $18.2 million for the prior year period, primarily attributed to a $36.5 million, or 8.8%, decrease in average loans. The average yield on loans increased 22 basis points to 5.47% from 5.25%, which was directly related to a reduction in non-performing loans. The decline in average loan balances did, however, decrease total interest income on loans. The average yield on mortgage-backed securities declined 2 basis points to 2.01% from 2.03% during the prior year period, as higher yielding securities were sold or paid down, and replaced with lower yielding securities.

Interest Expense
Interest expense decreased $231 thousand, or 19.1%, to $979 thousand for the three months ended December 31, 2013, compared to $1.2 million in the prior year quarter, following lower rates paid on money market accounts and certificates of deposits, and restructuring of certain long-term borrowings in the first quarter of the current fiscal year. The average rate on interest-bearing liabilities decreased 17 basis points to 0.82% for the quarter ended December 31, 2013.
Interest expense decreased $817 thousand, or 21.6%, to $3.0 million for the nine month period, compared to $3.8 million for the prior year period, due to lower rates paid on money market accounts and certificates of deposits and restructuring of certain long-term borrowings in the first quarter. The average yield on interest-bearing liabilities decreased 20 basis points to 0.82% for the nine months ended December 31, 2013.
Provision for Loan Losses and Asset Quality
The Bank maintains an ALLL that management believes is adequate to absorb inherent and probable losses in its loan portfolio. The adequacy of the ALLL is determined by management’s continuous review of the Bank’s loan portfolio, including the identification and review of borrower specific factors that may affect a borrower’s ability to repay. Management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs, and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio are all taken into consideration. The ALLL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. Any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.
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
The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2013 and 2012 and the fiscal year-end March 31, 2013:

$ in thousands	Nine Months Ended December 31, 2013	Fiscal Year Ended March 31, 2013	Nine Months Ended December 31, 2012
Beginning Balance	$10,989	$19,821	$19,821
Less: Charge-offs	2,874	5,903	5,784
Add: Recoveries	1,026	398	60
Provision for Loan Losses	(726)	(3,327)	386
Ending Balance	$8,415	$10,989	$14,483

Ratios:
Net charge-offs to average loans outstanding	0.49%	1.35%	1.37%
Allowance to total loans	2.14%	2.97%	3.97%
Allowance to non-performing loans	56.39%	35.88%	40.72%
The Company recorded a $1.1 million negative provision for loan losses for the three months ended December 31, 2013, compared to a $398 thousand negative provision for the prior year quarter. Net recoveries of $33 thousand were recognized compared to net charge-offs of $1.5 million in the prior year period. Recoveries and charge-offs in both periods were primarily related to impaired loans and loans moved to held-for-sale ("HFS"). The Company recorded a $726 thousand negative loan loss provision for the nine month period, compared to a $386 thousand increase in the provision for loan losses for the prior year period. For the nine months ended December 31, 2013, net charge-offs of $1.9 million were recognized compared to $5.7 million in the prior year period. Charge-offs in both periods were primarily related to impaired loans and loans that moved to HFS.
At December 31, 2013, non-accrual loans totaled $14.9 million, or 2.34% of total assets compared to $30.6 million or 4.8% of total assets at March 31, 2013. The ALLL was $8.4 million at December 31, 2013, which represents a ratio of the ALLL to non-accrual loans of 56.4% compared to $11.0 million at March 31, 2013 which represents a ratio of 35.9%. The ratio of the ALLL to total loans was 2.1% at December 31, 2013, a decrease from 3.0% at March 31, 2013.

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
The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2013, loans classified as TDR totaled $14.3 million, of which $11.0 million were classified as performing. At March 31, 2013, loans classified as TDR totaled $21.7 million, of which $5 million were classified as performing.
At December 31, 2013, non-performing assets totaled $24.0 million, or 3.8% of total assets compared to $46.1 million, or 7.23% of total assets at March 31, 2013.
The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter-end periods:

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table

$ in thousands	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Loans accounted for on a non-accrual basis (1):
Gross loans receivable:
One-to-four family	$3,736	$4,343	$6,666	$7,642	$7,249
Multi-family	1,363	758	659	423	483
Commercial real estate	8,702	10,503	8,091	14,788	18,872
Construction	—	75	693	1,230	1,230
Business	1,120	2,457	3,350	6,505	7,718
Consumer	1	4	—	38	14
Total non-accrual loans	14,922	18,140	19,459	30,626	35,566
Other non-performing assets (2):
Real estate owned	1,423	970	946	2,386	2,996
Loans held-for-sale	7,678	7,854	9,709	13,107	18,991
Total other non-performing assets	9,101	8,824	10,655	15,493	21,987
Total non-performing assets (3)	$24,023	$26,964	$30,114	$46,119	$57,553

Accruing loans contractually past maturity > 90 days (4)	42	$62	$111	$—	$—

Non-performing loans to total loans	3.80%	4.55%	5.47%	8.27%	9.76%
Non-performing assets to total assets	3.76%	4.25%	4.75%	7.23%	8.98%
Allowance to total loans	2.14%	2.36%	2.90%	2.97%	3.97%
Allowance to non-performing loans	56.39%	51.81%	53.02%	35.88%	40.72%
(1) Non-accrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management the collection of contractual interest and/or principal is doubtful. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan. During the nine month period ended December 31, 2013, 15 non-performing loans with a balance of $8.2 million were moved to held-for-sale.

(2) Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held-for-sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered non-accrual and are included in the non-accrual category in the table above. At December 31, 2013, there were $11.0 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans
In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans which have FICO scores of 660 or less). At December 31, 2013, the Bank had $10.5 million in subprime loans, or 2.7% of its total loan portfolio, of which $844 thousand are non-performing loans.
Non-Interest Income
Non-interest income for the three months ended December 31, 2013 decreased $1.3 million, or 52.4%, to $1.2 million in the third quarter, compared to $2.5 million for the prior year quarter. Most of the decrease was due to $1.0 million higher net gains on sales of loans in the prior year period, and lower depository fees in the current period.
Non-interest income decreased $1.0 million, or 16.9%, to $4.9 million for the nine month period ended December 31, 2013, compared to $5.9 million for the prior year period. The decrease is attributable to $946 thousand higher gains on sale of loans and a $625 thousand one-time NMTC fee in the prior year period, offset by $447 thousand gains on sale of securities in the current year period.

Non-Interest Expense
Non-interest expense increased $231 thousand to $7.5 million for the three months ended December 31, 2013, compared to $7.3 million in the prior year quarter. The increase was due to higher employee compensation and benefit expense of $498 thousand primarily due to the termination of the Company's pension plan, partially offset by lower data processing expense as we consolidate vendor contracts.
Non-interest expense decreased $1.4 million, or 6.8%, to $19.4 million for the nine month period ended December 31, 2013, compared to $20.8 million in the prior year period. The decrease is attributed to lower expenses in most categories including a reduction of $665 thousand in reserves for losses associated with the repurchase of mortgage loans sold by the Bank to Fannie Mae, and a $207 thousand decrease in net equipment expenses.
Income Tax Expense
The income tax expense was $6 thousand for the the three months ended December 31, 2013, compared to $68 thousand in the prior year period. The effective rate for the three months ended December 31, 2013 was (2.42%) compared to 19.32% for the same period last year. The decrease in the effective rate was a result of a lower level of pre-tax income projected in the three month period for 2013 period compared to 2012. The Company’s effective rate is lower than the statutory tax rates as a result of its net operating loss carry-forward which results in the Company paying only alternative minimum taxes rather than the statutory rates.
The income tax expense was $94 thousand for the nine month period ended December 31, 2013, compared to $264 thousand in the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
Not applicable.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2013, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
From time to time, the Company and the Bank are parties to various legal actions incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank in these proceedings, that it has meritorious defenses to each proceeding and the Company and the Bank are taking appropriate measures to defend their interests. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.
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
Carver was recently served with a summons and proposed third party complaint in an action captioned PENY & Co. v. 936-938 Cliffcrest Housing Dev. Fund Corp., et al., alleging vague claims of fraud.  This involves a loan sold by Carver in 2007.  Carver has opposed the attempt to add Carver to the litigation.  Carver and its counsel believe that the Court will deny the request and that Carver will have no exposure in this case
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
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), and assigns a higher risk-weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The Company is evaluating the rules and the impact it will have on the Bank.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”)

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing so, incur any loss directly. Prior to December 31, 2009, the Bank originated and sold loans to the Federal National Mortgage Association (“FNMA”). From April 1, 2011 to December 31, 2013, the Bank has been obligated to repurchase 17 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affect the Bank's results of operations and earnings in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) No Company unregistered securities were sold by the Company during the quarter ended December 31, 2013.
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and March 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended December 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date: February 13, 2014	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2014	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)