Form 10-K
period 2014-03-31
CARVER BANCORP INC
filed 2014-07-15
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2014 there were 3,695,892 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2013 (based on the closing sales price of $7.80 per share of the registrant's common stock on September 30, 2013) was approximately $28,827,958.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2014 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to Carver Bancorp, Inc.'s (the "Company") financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include but are not limited to the following:

•
the ability of the Company and its subsidiary, Carver Federal Savings Bank (the "Bank"), to comply with regulatory orders that may be imposed upon the Bank and Company, and the effect on operations resulting from restrictions that may be and are set forth in the regulatory orders;

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•
restrictions set forth in the terms of the Series D preferred stock and in the exchange agreement with the United States Department of the Treasury (the "Treasury") that may limit our ability to raise additional capital;

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

•	our ability to manage our operations following increased leverage and risk-based capital requirements following the implementation of Basel III by our regulators;

•	changes in the level of government support of housing finance;

•	the Company’s success in implementing new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	changes in interest rates, which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	technological changes that may be more difficult to implement or more costly than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

•
changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board, or the Public Company Accounting Oversight Board, could negatively impact the Company’s financial results;

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

PART I

ITEM 1. BUSINESS.

OVERVIEW

Carver Bancorp, Inc., a Delaware corporation (the “Company”), is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its ten branches and four stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment areas needs through its community development lending, investing and service activities. The Bank had approximately $639.8 million in assets and employed 132 employees as of March 31, 2014.

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

The Bank's primary market area for deposits consists of the areas served by its ten branches in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank's branches are located have historically been low- to moderate-income areas. The Bank's primary lending market includes Kings, New York, Bronx and Queens Counties in New York City, and lower Westchester County, New York. Although the Bank's branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the CRA and more recently due to the decline in demand for loans. Carver Federal's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings institutions and mortgage banking companies. The Bank's most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank's competitors have substantially greater resources and offer a wider array of financial services and products.  This, combined with competitors' larger presence in the New York market, add to the challenges the Bank faces in expanding current market share and growing near-term profitability.

Carver Federal's more than 60 year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2014, all three award allocations have been fully utilized in qualifying projects. See item 7 below and footnotes to the financial statements for additional details on the NMTC activities.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2014, this subsidiary had $2.1 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2014, CAC owned mortgage loans carried at approximately $45.0 million and total assets of $133.5 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.
Carver Statutory Trust I
Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). Under the Company's regulatory orders, the Company is prohibited from paying dividends without prior approval from the Office of the Comptroller of the Currency ("OCC"). Therefore, the Company has deferred the debenture interest payments on the prior subordinated debentures and the Trust has deferred distribution payments on the Capital Securities. Prior to receiving the regulatory orders, the Company requested approval from the OCC to make a debenture interest payment and the request was denied.
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
In connection with the private placement, the Company entered into an Exchange Agreement (the "Exchange Agreement") with the Treasury, pursuant to which the Treasury agreed to exchange the 18,980 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") that it held for shares of Common Stock at the same conversion price applicable to the conversion of the Series C Preferred Stock (the "Exchange"). The Exchange was effective October 28, 2011, and the Series B Preferred Stock was exchanged for 2,321,286 shares of Common Stock.
In connection with the private placement and the Exchange, the Company held a meeting of its stockholders on October 25, 2011, at which the stockholders approved the conversion of the Series C Preferred Stock into shares of Series D Preferred Stock and Common Stock; the issuance of the Series D Preferred Stock; the subsequent conversion of the Series D Preferred Stock into shares of Common Stock in the event of certain transfers; the exchange of the Series B Preferred Stock for Common Stock; and an amendment of the Company's certificate of incorporation that permits the Treasury to vote shares of Common Stock that it holds in excess of 10% of the Company's outstanding Common Stock. In addition, the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company's Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company's Common Stock from 2,510,238 to 166,975, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and the Treasury.

Personnel

At fiscal year end 2014, the Company had 132 employees. None of the Company's employees are a member of a collective bargaining agreement.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage loans originated by the Bank's lending teams and secured by commercial real estate, multifamily and one-to-four family residential property and construction loans. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth objectives. Under the Bank's regulatory orders, the Bank is required to improve its level of adversely classified assets, limited from certain concentrations on non-owner occupied commercial real estate (“CRE”) loans and restricted from originating construction loans.

In recent years, Carver Federal has focused on the origination of commercial real estate loans and multifamily residential loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. The greater risk associated with commercial real estate and multifamily residential loans has required the Bank to increase its provisions for loan losses and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.

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

Carver Federal's business banking unit was formed in 2006 with the acquisition of Community Capital Bank ("CCB"), a commercial bank, to focus on loans to businesses located within the Bank's market area. These loans are generally personally guaranteed by the business owners, and may be secured by the assets of the business. The interest rate on these loans is generally an adjustable rate based on a published index, usually the prime rate. These loans, while providing the Bank a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require the Bank to increase its provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Loan Portfolio Composition. Total loans receivable increased $18.7 million, or 5.0%, to $389.8 million at March 31, 2014 compared to $371.1 million at March 31, 2013. Carver Federal's total loans receivable as a percentage of total assets increased to 60.9% at March 31, 2014 compared to 58.1% at March 31, 2013. Commercial real estate loans totaled $198.8 million, or 51.0% of total loans receivable at March 31, 2014 compared to $203.8 million, or 54.9% of total loans receivable at March 31, 2013; one-to-four family mortgage loans totaled $111.2 million, or 28.5% of total loans receivable at March 31, 2014 compared to $73.6 million, or 19.8% at March 31, 2013; multifamily loans totaled $47.4 million, or 12.2% of total loans receivable at March 31, 2014 compared to $56.4 million, or 15.2% at March 31, 2013; business loans totaled $27.1 million, or 7.0% of total loans receivable at March 31, 2014 compared to $35.8 million, or 9.6% at March 31, 2013; construction loans (net of committed but undisbursed funds), totaled $5.1 million, or 1.3% of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $138 thousand or 0.04% of total loans receivable.

The following is a summary of loans receivable, net of allowance for loan losses as of:

	March 31, 2014		March 31, 2013		March 31, 2012		March 31, 2011		March 31, 2010
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$111,220	28.5%	$73,625	19.8%	$66,313	16.0%	$82,061	14.1%	$90,150	13.4%
Multifamily	47,399	12.2	56,427	15.2	78,859	19.0	123,791	21.3	141,702	21.1
Commercial real estate	198,808	51.0	203,813	54.9	207,505	50.0	243,786	41.9	259,619	38.6
Construction	5,100	1.3	1,228	0.3	16,471	4.0	78,055	13.4	111,348	16.6
Business	27,149	7.0	35,795	9.6	44,424	10.7	53,248	9.1	68,523	10.2
Consumer and other (1)	138	—	247	0.1	1,258	0.3	1,349	0.2	1,403	0.2
Total loans receivable	$389,814	100.0%	$371,135	100.0%	$414,830	100.0%	582,290	100.0%	672,745	100.0%

Add:
Premium on loans	957		728		137		120		130
Less:
Deferred fees and loan discounts	(815)		(1,741)		(2,109)		(2,107)		(2,864)
Allowance for loan losses	(7,233)		(10,989)		(19,821)		(23,147)		(12,000)
Total loans receivable, net	$382,723		$359,133		$393,037		$557,156		$658,011

(1)	Includes personal loans

One-to-four Family Residential Lending. Historically, Carver Federal originated and purchased first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. In fiscal 2014, the Bank purchased $55.5 million one-to-four family loans compared to $11.5 million purchased in fiscal 2013. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties. Approximately 19.1% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2014 were adjustable rate and approximately 80.9% were fixed-rate. One-to-four family residential real estate loans increased $37.6 million to $111.2 million, or 28.5%, of the gross loan portfolio at March 31, 2014 compared to $73.6 million at March 31, 2013.

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

The Bank's lending policies generally limit the maximum loan-to-value (“LTV”) ratio on one-to-four family residential mortgage loans secured by owner-occupied properties to 80% with private mortgage insurance required on loans with LTV ratios in excess of that. Under certain special loan programs, Carver Federal may originate and sell loans secured by single-family homes purchased by first-time home buyers where the LTV ratio may be up to 96.5%.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses several servicing firms to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2014, the Bank, through its sub-servicers, serviced $29.4 million in loans for FNMA and $4.1 million for other third parties.

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

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined as those loans which have FICO scores of 660 or less). At March 31, 2014, the Bank had $9.7 million in subprime loans, or 2.5%, of its total loan portfolio of which $1.1 million are non-performing loans.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multi-family residential units. Carver Federal's multifamily real estate loan portfolio decreased $9.0 million in fiscal 2014, or 16.0%, to $47.4 million, or 12.2% of Carver Federal's total loan portfolio at March 31, 2014.

In making multifamily real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's multifamily real estate product guidelines generally require that the maximum LTV at origination not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on multifamily real estate loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily real estate loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, or 25- year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms. Personal guarantees may be obtained for additional security from these borrowers.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a risk rating system for its loans.  All commercial loans, including multifamily real estate loans, are risk rated internally at the time of origination.  Management continually monitors all commercial loans in order to update risk ratings when necessary (see Asset Classification and Allowance for Loan and Lease Losses for additional information on asset classification and risk ratings). In addition, to assist the Bank in evaluating changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of commercial loan relationships.  On a quarterly basis: i) all new/renewed loans greater than $500,000, ii) a sampling of loans $100,000 to $999,999, and iii) all criticized and classified loans, are reviewed.  In addition, on an annual basis, all loans greater than $500,000 and a sampling of loans $100,000 to $499,999 are reviewed.  Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

Commercial Real Estate Lending. Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate. Commercial real estate lending entails additional risks compared with one-to-four family residential and multifamily lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

In making commercial real estate loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum loan-to-value (“LTV”) ratio on commercial real estate mortgage loans at origination is generally 75% based on the latest appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio (“DSCR”) at origination of at least 1.25 on commercial real estate loans. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

At March 31, 2014, commercial real estate mortgage loans totaled $198.8 million, or 51.0% of the total loan portfolio. This balance reflects a year-over-year decrease of $5.0 million, or 2.5%. Beginning in the fourth fiscal quarter 2011, as a result of the decline in asset quality and the regulatory orders, the Bank ceased originating non-owner occupied commercial real estate loans. The Bank, however, modified certain existing residential loans where the Bank determined that modification was in the Bank's best interest. Commencing in the fourth fiscal quarter of 2012, the Bank, on a very limited basis, began originating non-owner occupied commercial real estate loans that the Board, or a committee of the Board, determined were in the Bank's best interest and in accordance with prudent lending standards.

The Bank offers adjustable rate mortgage (“ARM”) loans with interest rate adjustment periods of one to five years and generally for terms of up to 15 years and amortization schedules up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period and generally are based upon a fixed spread above the FHLB-NY corresponding regular advance rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2014, loans to churches totaled $40.3 million, or 10.3% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 50 church loans in the Bank's loan portfolio.

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

Construction Lending. The Bank has historically originated or participated in construction loans for new construction and renovation of multifamily buildings, residential developments, community service facilities, churches, and affordable housing programs. The Bank's construction loans generally have adjustable interest rates and are underwritten in accordance with the same standards as the Bank's mortgage loans on existing properties. The loans provide for disbursement in stages as construction is completed. Participation in construction loans may be at various stages of funding. Construction terms are usually from 12 to 24 months. The construction loan interest is capitalized as part of the overall project cost and is funded monthly from the loan proceeds. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans including an engineer's plan and periodic cost reviews on all construction budgets for loans in excess of $250,000.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved and occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the mortgaged property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in project delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment of such loan. The ability of a developer to sell completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. During fiscal 2012, the Bank sought to minimize this risk by limiting construction lending to experienced borrowers in the Bank's market areas, limiting the aggregate amount of outstanding construction loans and imposing a stricter LTV ratio requirement than that required for one-to-four family mortgage loans.

At March 31, 2014, the Bank had $5.1 million in construction loans outstanding, comprising 1.3% of the Bank's gross loan portfolio. The balance at March 31, 2014 reflects a $3.9 million increase over fiscal 2013.

Business Loans.  Carver Federal's small business lending portfolio decreased by $8.6 million to $27.1 million, or 7.0%, of the Bank's gross loan portfolio in fiscal 2014. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $0.3 million at March 31, 2014, are secured through first liens on the taxi medallions.

Consumer and other Loans. At March 31, 2014, the Bank had $138 thousand in consumer and other loans, or 0.04%, of the Bank's gross loan portfolio. At March 31, 2014, $116 thousand, or 83.9%, of the Bank's consumer loans were unsecured loans, consisting of consumer loans, other than loans secured by savings deposits, and $22 thousand or 16.1%, were secured by savings deposits.

Consumer loans are not typically secured by collateral and therefore involve more risk than first mortgage loans. Collection of a delinquent loan is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by changes in employment, marital status, health and other personal financial factors. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, including claims and defenses that the borrower has against the seller of the underlying collateral. In underwriting unsecured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See “Asset Quality-Non-performing Assets.”

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

A commercial real estate loan application is completed for all multifamily and non-residential properties that the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history and the financial capacity of the applicant(s). Business loan applications are completed for all business loans. Most business loans are secured by real estate, personal guarantees, and/or guarantees by the United States Small Business Administration (“SBA”) or Uniform Commercial Code (“UCC”) filings. The loan approval process considers the credit history of the applicant, collateral, cash flow and purpose and stability of the business.

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

Loan Approval. Except for real estate and business loans in excess of $6.0 million and $3.0 million, respectively, mortgage and business loan approval authority has been delegated by the Bank's Board to the Board's Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank's Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $3.0 million for real estate loans and $1.0 million for all other business loans. Real estate and business loans above $6.0 million and $3.0 million, respectively, must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans. One-to-four family mortgage loans that conform to FNMA, FHA and Federal Home Loan Mortgage Corporation (FHLMC), standards and limits may be approved by the outsourced third party loan originator. Under the Bank's Orders, the Bank was restricted from originating new CRE loans without prior regulatory approval. On December 28, 2011, the OCC provided the Bank's Board, or a committee of the Board, authority to approve origination of CRE loans under certain conditions, which includes a certification that the extension of credit is in the best interest of the Bank.

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2014, the maximum loans-to-one-borrower under this test is $11.9 million and the Bank had no relationships that exceeded this limit.

Loan Sales. Originations of one-to-four family real estate loans are generally made on properties located within the New York City metropolitan area, although Carver Federal occasionally funds loans secured by property in other areas. All such loans, however, satisfy the Bank's underwriting criteria regardless of location. The Bank continues to offer one-to-four family fixed-rate mortgage loans in response to consumer demand but requires that such loans satisfy applicable secondary market guidelines of FNMA, SONYMA or other third party purchasers to provide the opportunity for subsequent sale in the secondary market as desired to manage interest rate risk exposure.

Loan Originations and Purchases. Loan originations, including loans originated for sale, were $68.5 million in fiscal 2014 compared to $28.0 million in fiscal 2013. The Bank purchased $55.7 million in loans during fiscal year 2014 compared to $14.5 million during fiscal year 2013.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2014		2013		2012
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$240	0.2%	$1,130	2.7%	$3,256	21.3%
Multifamily	8,693	7.0%	—	—%	642	4.2%
Commercial real estate	47,957	38.6%	21,130	49.6%	415	2.7%
Construction	5,100	4.1%	—	—%	—	—%
Business	5,796	4.7%	5,764	13.5%	10,936	71.5%
Consumer and others (1)	664	0.5%	8	—%	41	0.3%
Total loans originated	68,450	55.1%	28,032	65.9%	15,290	100.0%
Loans purchased (2)	55,689	44.9%	14,533	34.1%	—	—%
Total loans originated and purchased	124,139	100%	42,565	100%	15,290	100%
Loans sold (3)	(20,788)		(27,306)		(35,307)
Net additions (reductions) to loan portfolio	$103,351		$15,259		$(20,017)

(1)	Comprised of personal loans.

(2)
Comprised of one-to-four family residential, commercial real estate and multifamily mortgage loans and business loans with a net book value of $53.5 million purchased from a third party $2 million repurchased from FNMA.

(3)	Comprised of primarily one-to-four family mortgage loans and commercial loans in the current period and construction and commercial real estate loans in the prior periods.

Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse, with certain exceptions related to the seller's compliance with representations and warranties, and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at that time by the Bank. The Bank initially seeks to purchase loans in its market area. However, the Bank may purchase loans secured by property outside its market area to meet its financial objectives. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal's market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state markets will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2014 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$1,948	$103,183	$6,089	$111,220
Multifamily	1,602	18,591	27,124	47,317
Commercial real estate	17,903	34,043	146,856	198,802
Construction	—	—	5,100	5,100
Business	1,293	8,174	17,527	26,994
Consumer	3	27	58	88
Total	$22,749	$164,018	$202,754	$389,521

The following table sets forth as of March 31, 2014, amounts in each loan category that are contractually due after March 31, 2015 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2015
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$88,394	$20,878	$109,272
Multifamily	28,509	17,206	45,715
Commercial real estate	147,889	33,010	180,899
Construction	—	5,100	5,100
Business	10,525	15,176	25,701
Consumer	85	—	85
Total	$275,402	$91,370	$366,772

Asset Quality

General. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets.

The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multifamily real estate loans, the borrower's ability to pay typically is dependent on rental income, which can be impacted by vacancies and general market conditions. For one-to-four family loans, a borrowers' ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower's ability to pay typically is dependent primarily on the success of the borrower's business. For all of the Bank's loans, a borrower's ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets. Non-performing assets consist of nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the Small Business Administration (“SBA”). Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank's collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2014, loans classified as a troubled debt restructuring totaled $9.2 million, of which $6.3 million were classified as performing.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2014	2013	2012	2011	2010
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,301	$7,642	$6,988	$15,993	$7,682
Multifamily	2,240	423	2,923	6,786	10,334
Commercial real estate	7,024	14,788	24,467	10,078	6,315
Construction	—	1,230	11,325	37,218	17,413
Business	993	6,505	8,862	7,289	5,799
Consumer	1	38	23	42	28
Total nonaccrual loans	12,559	30,626	54,588	77,406	47,571

Other non-performing assets (2)
Real estate owned	1,369	2,386	2,183	564	66
Loans held-for-sale	5,011	13,107	29,626	9,205	—
Total other non-performing assets	6,380	15,493	31,809	9,769	66
Total non-performing assets (3)	$18,939	$46,119	$86,397	$87,175	$47,637

Accruing loans contractually past due > 90 days (4)	$—	$—	$—	$—	$1,411

Non-performing loans to total loans	3.22%	8.27%	13.22%	13.34%	7.10%
Non-performing assets to total assets	2.96%	7.23%	13.47%	12.29%	5.91%

(1)
Nonaccrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management, the collection of contractual interest and/or principal is doubtful.  Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan.

(2)
Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held-for-sale or property acquired by the Bank in settlement of loans less costs to sell (i.e. through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above.

(4)	Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

At March 31, 2014, total non-performing assets decreased by $27.2 million, or 58.9%, to $18.9 million, compared to $46.1 million at March 31, 2013 primarily as a result of the $18.1 million decrease in nonaccrual loans, year over year. Nonaccrual loans consist of eight one-to-four family loans, eleven commercial real estate loans, seven multifamily loans, two consumer loans and five small business and SBA loans. The decrease in delinquent loans from the prior year is primarily the result of stabilized, if not improved, economic conditions and Carver's proactive approach to addressing and managing delinquencies. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses will be reduced by values of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets decreased by $9.1 million to $6.4 million at year-end 2014 and includes a portfolio of loans held-for sale and real estate owned assets consisting of eight properties foreclosed upon.

Although we believe that substantially all risk elements at March 31, 2014 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

Asset Classification and Allowances for Losses. Federal regulations and the Bank's policies require the classification of assets on the basis of credit quality on a quarterly basis. An asset is classified as “substandard” if it is non-performing and/or determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as “doubtful” if full collection is highly questionable or improbable. An asset is classified as “loss” if it is considered uncollectible, even if a partial recovery could be expected in the future.  The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant substandard classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.  Assets classified as substandard or doubtful result in a higher level of allowances for loan losses recorded in accordance with ASC Subtopic 450-20 “Loss Contingencies.” If an asset or portion thereof is classified as a loss, a savings institution must either establish specific allowances for loan losses pursuant to loan impairment guidance in ASC Section 310-10-35 in the amount of the portion of the asset classified as a loss or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OCC Regional Director.

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

It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions and certain qualitative factors. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate market. See “Lending Activities-Loan Purchases and Originations.” Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by management on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. A loan is deemed impaired when it is probable the Bank will be unable to collect both principal and interest due according to the contractual terms of the loan agreement.  Loans the Bank individually classifies as impaired include multifamily mortgage loans, commercial real estate loans, construction loans and business loans which have been classified by the Bank's credit review officer as substandard, doubtful or loss for which it is probable that principal and interest will not be collected in accordance with the loan's contractual terms, and certain loans modified in a troubled debt restructuring. A valuation allowance for collateral dependent loans is established when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. A valuation allowance for cash flow dependent loans is established when based upon a discounted cash flow analysis, impairment is demonstrated.

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at the lower of cost or fair value, less estimated selling costs.  Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller.  Any amount of cost in excess of fair value is charged off against the allowance for loan losses.  Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure.  Subsequent to taking possession of the property, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded, providing the Bank did not provide financing for the sale.

The following table sets forth an analysis of Carver Federal's allowance for loan losses for the years ended March 31:

$ in thousands	2014	2013	2012	2011	2010
Balance at beginning of year	$10,989	$19,821	$23,147	$12,000	$7,049
Less Charge-offs:
One-to-four family	2,887	2,103	3,730	827	580
Multifamily	98	226	6,250	5,821	168
Commercial real estate	574	1,148	5,111	798	575
Construction	—	151	5,961	5,607	905
Business	965	2,274	875	2,958	646
Consumer and other	16	1	8	8	84
Total Charge-offs	$4,540	$5,903	$21,935	$16,019	$2,958
Add Recoveries:
One-to-four family	534	15	469	2	12
Multifamily	31	91	6	—	—
Commercial real estate	—	—	2	2	—
Construction	149	22	1,677	4	—
Business	486	265	113	27	6
Consumer and other	10	5	—	17	46
Total Recoveries	$1,210	$398	$2,267	$52	$64
Net loans charged-off	3,330	5,505	19,668	15,967	2,894
Provision for (recovery of) losses	(426)	(3,327)	16,342	27,114	7,845
Balance at end of year	$7,233	$10,989	$19,821	$23,147	$12,000
Ratios:
Net charge-offs to average loans outstanding	0.86%	1.35%	3.74%	2.54%	0.43%
Allowance to total loans	1.85%	2.97%	4.80%	3.99%	1.79%
Allowance to non-performing loans	57.59%	35.88%	36.31%	29.90%	25.23%

The following table allocates the allowance for loan losses by asset category at March 31:

	2014		2013		2012		2011		2010
$ in thousands	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
Allowance for loan losses:
One-to-four family	$3,377	46.7%	$3,496	31.8%	$4,305	21.7%	$2,923	12.6%	$1,036	8.6%
Multifamily	308	4.3%	409	3.7%	5,409	27.3%	6,223	26.9%	1,566	13.1%
Commercial real estate	1,835	25.4%	3,297	30.0%	6,709	33.8%	3,999	17.3%	2,613	21.8%
Construction	—	0.0%	—	0.0%	1,532	7.7%	6,944	30.0%	3,831	31.9%
Business	1,705	23.6%	3,759	34.2%	1,786	9.0%	2,965	12.8%	2,069	17.2%
Consumer and other	8	0.1%	28	0.3%	80	0.4%	93	0.4%	60	0.5%
Unallocated	—	0.0%	—	0.0%	—	0.0%	—	0.0%	825	6.9%
Total Allowance	$7,233	100%	$10,989	100%	$19,821	100%	$23,147	100%	$12,000	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories:  trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2014, the Bank had no securities classified as trading.  At March 31, 2014, $89.5 million, or 90.8% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $9.0 million, or 9.2%, were classified as held-to-maturity.

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

At March 31, 2014, mortgage-backed securities constituted 5.7% of total assets, as compared to 8.3% of total assets at March 31, 2013.  Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a prorata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2014, constituted $4.1 million, or 11.2%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

Other Investment Securities.  In addition to mortgage-backed securities, the Bank also invests in high quality assets such as government and agency obligations, corporate bonds and mutual funds. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-NY, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds.  The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds (See Note 3 of Notes to Consolidated Financial Statements).

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB-NY stock and a sufficient amount of liquid assets which may be invested in cash and specified securities.  For additional information, see “Regulation and Supervision-Federal Banking Regulation-Liquidity.”

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. As of fiscal year end 2014 and 2013, the Bank does not have any securities that are classified as having other than temporary impairment in its investment portfolio.

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

As of March 31, 2014 the Bank also has $40.2 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”), the FDIC deposit insurance limit was $100,000. As a result of ESSA, this limit was increased to $250,000 through December 31, 2013. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.

In February 2011, cease and desist orders issued to Carver Federal restricted its ability to add new CDARS deposit accounts and renew existing CDARS deposit accounts. Carver Federal applied for a Brokered Deposit Waiver through the Federal Deposit Insurance Corporation ("FDIC") to allow for the renewal of the existing CDARS deposit base. In April 2011, the FDIC approved Carver Federal's Brokered Deposit Waiver, allowing for the renewal of the Bank's existing CDARS deposit base. The Bank has submitted quarterly waivers throughout fiscal year 2014 and received approval on all requests.

Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, current market rates, the Bank's growth goals and applicable regulatory restrictions and requirements.  For additional information regarding the Bank's deposit accounts and the related weighted average interest rates paid, and amount and maturities of certificates of deposit in specified weighted average interest rate categories, refer to Note 7 of the Notes to Consolidated Financial Statements, “Deposits.”

Borrowed Funds.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2014, Carver had $52.0 million in FHLB-NY advances outstanding.  During fiscal year 2011 the FHLB-NY increased the collateral requirements on Carver's existing advances. FHLB-NY could institute additional collateral requirements or restrict Carver's ability to access additional advances or renew maturing advances. During fiscal year 2012, the Bank terminated $30 million in Repo borrowings as well as prepaid a $10 million fixed rate FHLB advance. These prepayments resulted in charges of $722 thousand.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2014 of 3.28%.  Under the Company's regulatory orders, the Company is prohibited from paying dividends without prior regulatory approval. Therefore the Company has deferred the debenture interest payments and the Trust has deferred distributing the Capital Securities.

REGULATION AND SUPERVISION

Cease and Desist Orders

On February 7, 2011, the Company and the Bank consented to the Office of Thrift Supervision ("OTS") issuing a Bank Order and a Company Order to Cease and Desist (collectively, the “Orders”) against the Company and Bank. Effective July 21, 2011, supervisory authority for the Company and Bank Orders passed to the Board of Governors of the Federal Reserve System (“FRB”) and the Office of the Comptroller of the Currency ("OCC"), respectively.

The Company Order requires, among other things, the Company to notify and receive the FRB’s written permission prior to (i) declaring, making or paying any dividends or other capital distributions, or repurchasing or redeeming any capital stock; (ii) incurring, issuing, renewing, repurchasing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (v) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (vi) making any golden parachute payments or prohibited indemnification payments.

The Bank Order requires, among other things, the Bank (i) attain and maintain, a Tier 1 Core Capital Ratio equal to or greater than nine percent (9%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%); (ii) revise and adhere to a written plan to identify, monitor and control risk associated with concentrations of assets; (iii) adhere to a detailed written plan with specific strategies, targets and timeframes to reduce the Bank’s level of problem assets, which include all criticized and classified assets; and (iv) ensure that the Bank’s financial reports and statements are timely and accurately prepared and filed. The Bank Order also provides that, unless the Bank first receives prior OCC written non-objection, the Bank may not (i) originate or purchase, refinance, extend or otherwise modify any commercial real estate loan as defined in the Bank Order (“CRE Loan”), unless the refinance, modification or extension meets certain criteria, including improving the credit quality and collectability of the loan; (ii) increase its asset size in any quarter greater than an amount equal to the net interest credited on deposit liabilities during the prior quarter; (iii) declare or pay dividends or make any capital distributions; (iv) make certain changes to its directors or senior executive officers; (v) enter into, renew, extend or revise any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (vi) make any golden parachute or prohibited indemnification payments; (vii) enter into certain transactions with affiliates; and (xiii) enter into any arrangement or contract with a third party service provider that is significant or outside the normal course of business. Finally, without prior Federal Deposit Insurance Corporation approval, the Bank may not roll over or renew any brokered deposit or accept any new brokered deposits.

The foregoing description of the Orders is qualified in its entirety by reference to the Orders issued to the Company and the Bank. For additional information regarding the Orders please see the Form 8-K filed with the SEC on February 10, 2011.

On June 29, 2011, the Company raised $55 million of capital. The $55 million resulted in a $51.4 million increase in liquidity net of the effect of various expenses associated with the capital raise. On June 30, 2011, the Company downstreamed $37 million to the Bank. During December 2011, the Company downstreamed another $7 million to the Bank. Commencing on June 30, 2011, the Bank has maintained its Tier 1 leverage ratio and total risk-based capital ratio above the limits contained in the Bank Order. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.

The Orders continue to be in effect and the Company and Bank have taken actions toward compliance. No assurances can be given that the Bank and the Company will be able to comply with all provisions of the Orders. Failure to comply could result in further regulatory actions and possible civil money penalties to be assessed by the regulators.

As stated above, under the Orders, the Bank and Company are prohibited from paying any dividends without prior regulatory approval. On October 18, 2011, the Company received approval from the Federal Reserve to pay all outstanding dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program of the Treasury. These payments were made in connection with the Treasury, on October 28, 2011, exchanging the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

General

The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OCC. It had been regulated by the OTS until the OTS merged with the OCC on July 21, 2011 (see below). The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”), and is a member of the FHLB. The Bank must file reports with the OCC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the FRB and is required to file certain reports with, and otherwise comply with, the rules and regulations of the FRB and of the SEC under the federal securities laws. The OCC and the FDIC periodically perform safety and soundness examinations of the Bank and test compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act') made extensive changes in the regulation of federal savings banks. Under the Dodd-Frank Act, the OTS was merged into the OCC. Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is the agency that was primarily responsible for the regulation and supervision of national banks. The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions took place on July 21, 2011. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the FRB, which previously only supervised bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the FRB. The Consumer Financial Protection Bureau assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Carver Federal Savings Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, required changes in the way that institutions were assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees, reduced the federal preemption afforded to federal savings associations and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Bank and the Company.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under OCC regulations, generally a federally chartered savings bank is treated as well-capitalized if its total risk‑based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions as they deem necessary.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, required that the OCC and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account IRR concentration of risk and the risks of non-traditional activities.  The OCC regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OCC monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value ("NPV").  NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth.  The OCC has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OCC Bulletin 2010-1 provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OCC, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OCC regarding NPV analysis.  As discussed below, the OCC has imposed such requirements on Carver Federal.

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and that are consistent with Carver Federal's risk profile. The previously described Cease and Desist Order Carver Federal entered into with the OCC includes a capital directive requiring the Bank to achieve and maintain regulatory capital levels of a Tier I Core Capital Ratio of 9% and a Total Risk-Based Capital Ratio of 13% by April 30, 2011. At March 31, 2011, Carver Federal did not achieve these capital requirements with a tangible capital ratio of 5.38%, total risk-based capital ratio of 9.6% and a leverage capital ratio of 7.36%. The Company did not raise the additional capital by April 30, 2011 and thus filed a contingency plan with the OCC. On June 29, 2011, the Company raised $55 million of equity. The increase in the Company and Bank's capital position resulted in the Company and the Bank meeting the capital directives within the Orders. At March 31, 2014, Carver Federal exceeded the capital directives required by the Cease and Desist Order with a Tier 1 leverage ratio of 10.38%, total risk-based capital ratio of 20.12% and a Tier 1 risk-based capital ratio of 17.55%. The OCC has determined that Carver Federal is adequately capitalized.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests will. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule will also adjust the prompt corrective action categories described above to incorporate the increased capital standards.

Limitation on Capital Distributions.  There are various restrictions on a bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the FRB at least 30 days before making a capital distribution. The Bank must also file an application for prior approval with the OCC if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years.

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

Standards for Safety and Soundness

Standards for Safety and Soundness.  The OCC has adopted guidelines prescribing safety and soundness standards.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  OCC regulations authorize the OCC to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law.  If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Enforcement.  The OCC has primary enforcement responsibility over the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

TARP

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorizes the U.S. Department of the Treasury (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”) to purchase certain troubled assets from financial institutions, including banks and thrifts.  Under the TARP, the Treasury may purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, or FRB, determines the purchase of which is necessary to promote market stability.  In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions.  In addition, all financial institutions that sell troubled assets to the TARP and meet certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.

On October 14, 2008, the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP CPP"), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions are required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP.  On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver's participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”) conducting most of its depository and lending activities in disadvantaged communities. Therefore, the investment did not dilute common stockholders. As a participant in TARP CPP, the Company was subject to certain obligations currently in effect, such as compensation restrictions, a luxury expenditure policy, the requirement the Company include a “say on pay” proposal in the proxy statement and certain certifications. The Company was also subject to additional restrictions or obligations as may be imposed under TARP CPP for as long as the Company participates in TARP CPP.

The Treasury announced in February 2010 the implementation of the Community Development Capital Initiative (“CDCI”). This new capital program invested lower cost capital in CDFIs that lend to small businesses in the country's most economically depressed communities. CDFI banks and thrifts are eligible to receive investments of capital with an initial dividend rate of 2%, compared to the 5% rate offered under the CPP. CDFIs may apply to receive capital up to 5% of risk-weighted assets. To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate increased to 9% after eight years, compared to five years under TARP preferred stock. On August 27, 2010, Carver completed with the Treasury the exchange of the $18.98 million of TARP preferred stock for an equivalent amount of CDCI Series B preferred stock. As stated above, on October 28, 2011, the U.S. Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

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

Carver Federal has evaluated the Guidance, the CRE Guidance and the Statement to determine compliance and, as necessary, modified risk management practices, underwriting guidelines and consumer protection standards.  See “Lending

Activities - One-to-Four Family Mortgage Lending and Multifamily and Commercial Real Estate Lending” for a discussion of the Bank's loan product offerings and related underwriting standards and “Asset Quality” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the Bank's interest-only and reduced documentation loan portfolio composition.

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2014, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $11.9 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2014, the Bank maintained approximately 88.3% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination conducted in December 2012.

Regulations require that Carver Federal publicly disclose certain agreements that are in fulfillment of CRA.  The Company has no such agreements in place at this time.

Transactions with Related Parties.  The Bank's authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A, 23B of the Federal Reserve Act (“FRA”).  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital.  Collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank.  In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  At March 31, 2014, there were no loans to officers or directors.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2014, Carver paid $329 thousand in regulatory assessments.

Insurance of Deposit Accounts

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the Depositors Insurance Fund (“DIF”) on March 31, 2006.  The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions.  Under this assessment system, the FDIC assigned an institution to one of four risk categories, with the first category having two sub-categories, based on the institution's most recent supervisory ratings and capital ratios.  Base assessment rates ranged from two to four basis points of insured deposits for Risk Category I institutions and were seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. Base assessment rates were then subject to adjustment based on certain risk factors specified by the FDIC.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The FDIC finalized a rule that implemented that change effective April 1, 2011. Among other things, the final rule changed the assessment range (inclusive of potential adjustments) to 2.5 basis points to 45 basis points depending upon the institution's risk category and the applicable adjustments. The Bank's expense for FDIC insurance payments totaled $1.2 million in fiscal year 2014.

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank.

Anti-Money Laundering and Customer Identification

  The Bank is subject to federal regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the United States Commodity Exchange Act of 1936, as amended.

Title III of the USA PATRIOT Act and the related federal regulations impose the following requirements with respect to financial institutions:

•	Perform a risk assessment and establishment of a Board approved policy;

•	Designate a qualified BSA officer;

•	Establish an effective training program;

•	Establish anti-money laundering programs;

•
Establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	Establish enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•	Prohibit correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks

In addition, bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on certain corporate applications.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2014 of $3.1 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $88 thousand, $93 thousand and $140 thousand for fiscal years 2014, 2013 and 2012, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2014 was 4.0%.

Under the Gramm-Leach-Bliley Act, as amended (“GLB”), which, among other things, repealed historical restrictions and eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, membership in the FHLB system is now voluntary for all federally chartered savings banks such as the Bank.  GLB also replaced the existing redeemable stock structure of the FHLB system with a capital structure that required each FHLB to meet a leverage limit and a risk-based permanent capital requirement.  Two classes of stock are authorized:  Class A (redeemable on six months notice) and Class B (redeemable on five years notice).  Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLB, the FHLB has adopted a capital plan that changed the foregoing minimum stock ownership requirements for FHLB stock.  Under the new capital plan, each member of the FHLB has to maintain a minimum investment in FHLB capital stock in an amount equal to the sum of; (1) the greater of $1,000 or 0.20% of the member's mortgage-related assets, and (2) 4.50% of the dollar amount of any outstanding advances under such member's "Advances, Collateral Pledge and Security Agreement" with the FHLB-NY.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily interest-bearing checking and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $13.3 million and $89.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Privacy Protection

Carver Federal is subject to OCC regulations implementing the privacy protection provisions of GLB.  These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information” to customers at the time of establishing the customer relationship and annually thereafter.  The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to opt-out of having the Bank share their nonpublic personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

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

Holding Company Regulation

The Company is a savings and loan holding company regulated by the FRB. As such, the Company is registered with and subject to FRB examination and supervision, as well as certain reporting requirements. The FRB has enforcement authority over the Company and its subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution.

GLB restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the regulator on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for financial holding companies and certain other activities specified by FRB regulations. GLB also prohibits nonfinancial companies from acquiring grandfathered unitary savings and loan holding companies.

Restrictions Applicable to All Savings and Loan Holding Companies.  Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

(1)	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior FRB approval;

(2)
through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior FRB approval; or

(3)	control of any depository institution not insured by the FDIC.

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

In evaluating applications by holding companies to acquire savings associations, the FRB must consider issues such as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies. The FRB promulgated regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. As was previously noted, the Company Order requires prior regulatory approval for any dividends, stock repurchase or capital distribution.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable year ending March 31st, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including in particular the Bank's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

State and Local Taxation

State of New York.  The Bank and the Company file on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable assets allocated to New York, “alternative” entire net income or a fixed minimum fee) results in a greater tax, an alternative tax will be imposed.  The Company was subject to tax based upon assets for New York State for fiscal 2014. In addition, New York State imposes a tax surcharge of 17% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2014, the New York State franchise tax rate computed on taxable assets was 0.01% (including the Metropolitan Commuter Transportation District Surcharge).

New York State has enacted legislation that enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize either the federal method or a method based on a percentage of its taxable income for computing additions to its bad debt reserve.

On March 31, 2014, New York State tax legislation was signed into law in connection with the approval of the New York State 2014-2015 budget. Portions of the new legislation will result in significant changes in the calculation of income taxes imposed on banks and thrifts operating in New York State, including changes to (1) future period New York State tax rates, (2) rules related to sourcing of revenue for New York State tax purposes and (3) the New York State taxation of entities within one corporate structure, among other provisions. In recent years, the Company has been subject to taxation based upon assets in New York State. The new legislation removes that method in future years. Management is continuing to evaluate and interpret the new legislation and the impact such legislation will have on the Company in future periods. The ultimate impact of such legislation will depend on, among other things, the level and sources of the Company's revenue and how that revenue is treated under the new legislation. The impact of the new legislation was a decrease to deferred tax asset of $1.1 million with no impact to income due to the full valuation adjustment.

New York City.  The Bank and the Company file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2014, the New York City banking corporation tax rate computed on taxable assets is 0.01%.

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

Carver will become subject to more stringent capital requirements, which may adversely impact the Company's return on equity, or constrain it from paying dividends or repurchasing shares.

In July 2013, the FDIC and the FRB approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”).

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing so, incur any loss directly. Prior to December 31, 2009, the Bank originated and sold loans to the Federal National Mortgage Association ("FNMA"). During fiscal years 2012 through 2014, the Bank has been obligated to repurchase 19 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affect the Bank's results of operations and earnings in the future.

The prolonged negative effect of the recession and weak economic recovery will continue to adversely affect our financial performance.

The severe recession and weak economic recovery has resulted in continued uncertainty in the financial and credit markets in general. The FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates historically low through its targeted federal funds rate and purchased mortgage-backed securities. While this has helped prevent the economy from deteriorating further and reduced the Bank's cost of funds, the low rates have made it difficult for the Bank to earn interest income on investments and loans. If the FRB increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets, business' ability to borrow and the U.S. economic recovery. Regardless of the cause or the FRB's response, a prolonged weakness in the economy generally, and in the financial services industry in particular, could continue to negatively affect our operations in multiple ways, including the ability to originate new loans at reasonable rates and the continued deterioration of our loan portfolio, requiring increased provisions and costs to mange problem assets.

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2014, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Further decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the FRB. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

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

Carver Federal faces intense competition both in making loans and attracting deposits. Competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions.   The Bank also faces competition for deposits from money market mutual funds and other corporate and government securities funds, as well as from other financial intermediaries, such as brokerage firms and insurance companies.  Market area competition is a factor in pricing the Bank's loans and deposits, which could reduce net interest income.  Competition also makes it more challenging to effectively grow loan and deposit balances. The Company's profitability depends upon its continued ability to successfully compete in its market areas.

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

Carver Federal is subject to extensive supervision, regulation and examination by the OCC and to a lesser extent the FDIC. The Company is subject to extensive supervision, regulation and examination by the FRB. As a result, Carver Federal and the Company are limited in the manner in which Carver Federal and the Company conducts its business, undertakes new investments and activities and obtains financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and depositors, and not to benefit the Company's stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, Carver Federal must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of their prudential regulator rather than the Consumer Financial Protection Bureau. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies.

The Financial Accounting Standards Board, the SEC and other regulatory entities, periodically change the financial accounting and reporting guidance that governs the preparation of the Company's consolidated financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply new or revised guidance retroactively.

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

Restrictions on the Company and the Bank stemming from the Treasury's equity interest in the Company may have a material effect on results of operations.

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

Future Federal Deposit Insurance Corporation assessments would negatively impact our results of operations.

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

Carver is a unitary savings and loan association holding company regulated by the OCC and FRB and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions by the Bank to the Company, including dividend payments payments and the Federal Reserve Board regulates dividends by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC prior to each capital distribution. The OCC will disallow any proposed dividend that would result in failure to meet the OCC minimum capital requirements. In accordance with the Orders, the Bank and Company are currently prohibited from paying any dividends without prior regulatory approval, and, as such, suspended the regularly quarterly cash dividend on its common stock. There are no assurances that the payments of dividends on the common stock will resume. The regulators also precluded future payment of debenture interest payments on the Carver Statutory Trust I capital securities. These payments remain on deferral status.

Carver may not be able to utilize its income tax benefits.

The Company's ability to utilize the deferred tax asset generated by New Markets Tax Credit income tax benefits as well as other deferred tax assets depends on its ability to meet the NMTC compliance requirements and its ability to generate sufficient taxable income from operations in the future. Since the Bank has not generated sufficient taxable income to utilize tax credits as they were earned, a deferred tax asset has been recorded in the Company's financial statements. For additional information regarding Carver's NMTC, refer to Item 7, "Variable Interest Entities."

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $29.9 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a full valuation allowance for the remaining net deferred tax asset of $24.1 million. The Company is unable to determine how much, if any of the remaining DTA will be utilized.

Carver faces system failure risks and security risks.

The computer systems and network infrastructure the Company and its third party service providers use could be vulnerable to unforeseen problems.  Fire, power loss or other failures may effect Carver's computer equipment and other technology, or that of the Company's third party service providers.  Also, the Company's computer systems and network infrastructure could be damaged by "hacking" and "identity theft," which could adversely affect the results of Carver's operations, or that of the Company's third party service providers.

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

The Bank currently conducts its business through two administrative offices and ten branches (including the West Harlem 125th Street main branch) and four separate ATM locations.

The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2014.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%
St Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021	100%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2016	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, NY	2003	Leased	7/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2019	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	1/2015	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%
East Harlem Branch	160 East 125th Street	New York, NY	2012	Leased	4/2024	100%

Subleased:
Livingston Branch	111 Livingston Street	Brooklyn, NY	1999	Leased	6/2014	—%

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2015	100%
Myrtle Avenue	362 Myrtle Avenue	Brooklyn, NY	2007	Leased	7/2017	100%

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2019	100%
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	2/2019	100%

Administrative Office
Metrotech Center	12 Metrotech Center	Brooklyn, NY	2007	Leased	12/2017	100%

ITEM 3.	LEGAL PROCEEDINGS.

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

The Bank was a defendant in two lawsuits that were settled: (i) an action brought by a loan participant alleging gross negligence and breach of contract in the manner in which the Bank serviced the loan, and (ii) a lawsuit brought by a former employee alleging unlawful termination.  These legal settlements did not have a material impact on the financial condition of the Company.

Other legal actions remain pending.  In September 2010, the New York State Department of Labor ("DOL") Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by the Bank, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  The Bank requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  The Bank continues to believe it has a meritorious case and has filed an appeal with the Appeals Board.  This appeal is pending.

In another action, the construction contractor of one of the Bank’s defaulted borrowers filed suit alleging that the Bank was responsible for construction costs incurred by the borrower and not paid.  The Court has granted Carver’s motion dismissing a large part of these claims and only a claim related to the construction retainage amount remain pending.  The Bank continues to believe that it has a meritorious defense to the remaining claim and that this claim will also be dismissed.  Moreover, the underlying loan was sold by the Bank and the Bank holds a potential indemnification claim against the note sale purchaser.

In another matter, the Bank was served with a summons and proposed third party complaint in an action alleging vague claims of fraud.  This involves a loan sold by Carver in 2007. Carver has opposed the attempt to add Carver to the litigation. Carver and its counsel believe that the Court will deny the request and that Carver will have no exposure in this case.

Finally, the Bank is a defendant in two personal injury actions for which insurance coverage exists in the event the Bank is found liable and a third action involving allegedly forged checks in which another bank has assumed Carver’s defense and agreed to indemnify Carver.

In accordance with ASC Topic 450, Carver has accrued $30,000 for these lawsuits.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011. The stock had been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2008. As of March 31, 2014, there were 3,695,892 shares of common stock outstanding, held by 1,057 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2014				Fiscal Year 2013
June 30, 2013	$6.32	$4.17	$—	June 30, 2012	$6.93	$2.65	$—
September 30, 2013	$9.00	$4.60	$—	September 30, 2012	$8.25	$2.69	$—
December 31, 2013	$9.54	$5.39	$—	December 31, 2012	$6.98	$2.76	$—
March 31, 2014	$17.87	$6.40	$—	March 31, 2013	$6.00	$3.66	$—
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

Under OCC regulations, the Bank will not be permitted to pay dividends to the Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form.  The OCC capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to and non-objection by the FRB, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements. In addition, the Company and the Bank are subject to cease and desist orders that affect their ability to pay dividends. See Item 1 - Overview - Cease and Desist Orders.

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2014, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2014.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

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

On October 25, 2011, Carver's shareholders voted and approved a 1-for-15 reverse stock split. A separate vote of stockholder approval was given to convert the Series C preferred stock into Series D preferred stock and common stock and exchange the Treasury CDCI Series B preferred stock for common stock.

On October 28, 2011, the Treasury exchanged the CDCI Series B preferred stock for Carver common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's consolidated financial statements and related notes:

$ in thousands	2014	2013	2012	2011	2010
Selected Financial Condition Data:
Assets	$639,838	$638,277	$641,230	$709,215	$805,474
Loans held-for-sale	5,011	13,107	29,626	9,205	—
Total loans receivable, net	382,723	359,133	393,037	557,156	658,011
Investment securities	98,490	125,094	96,187	71,248	55,393
Cash and cash equivalents	122,554	104,646	91,697	44,077	38,346
Deposits	509,366	495,716	532,597	560,698	603,249
Advances from the FHLB-NY and other borrowed money	70,403	76,403	43,429	112,641	131,557
Equity	51,169	56,735	56,619	27,717	61,686

Number of deposit accounts	40,530	41,195	41,549	44,413	44,805
Number of branches	10	10	9	9	9

Operating Data:
Interest income	23,248	23,785	27,936	36,245	40,463
Interest expense	3,951	4,878	8,053	9,455	11,008
Net interest income before provision for (recovery of) loan losses	19,297	18,907	19,883	26,790	29,455
Provision for (recovery of) loan losses	(426)	(3,327)	16,342	27,114	7,845
Net interest income after provision for (recovery of) loan losses	19,723	22,234	3,541	(324)	21,610
Non-interest income	6,806	7,049	3,654	7,330	5,073
Non-interest expense	27,373	29,238	30,934	30,758	30,570
(Loss) Income before income taxes	(844)	45	(23,739)	(23,752)	(3,887)
Income tax expense (benefit)	102	328	(961)	15,718	(2,866)
Non-controlling interest, net of taxes	(110)	(945)	629	57	—
Net (loss) income attributable to Carver Bancorp, Inc.	(836)	662	(23,407)	(39,527)	(1,021)
Basic earnings (loss) per common share (9)	(0.23)	0.18	(14.26)	(242.25)	(11.85)
Diluted earnings (loss) per common share	(0.23)	0.18	(14.26)	NA	NA
Cash dividends per common share	—	—	—	0.50	0.33

Selected Statistical Data:
Return on average assets (1)	(0.14)%	0.11%	(3.49)%	(5.08)%	(0.13)%
Return on average stockholders' equity (2)	(1.48)%	1.18%	(40.46)%	(79.00)%	(1.59)%
Net interest margin (3)	3.35%	3.11%	3.10%	3.62%	3.92%
Average interest rate spread (4)	3.21%	2.93%	2.78%	3.42%	3.76%
Efficiency ratio (5)	104.87%	112.64%	131.43%	90.15%	88.54%
Operating expense to average assets (6)	4.56%	4.74%	4.62%	3.96%	3.79%
Average equity to average assets	9.01%	9.00%	8.64%	6.44%	7.97%
Dividend payout ratio (7)	—	—	—	NM	NM

Asset Quality Ratios:
Non-performing assets to total assets (8)	2.96%	7.23%	13.47%	10.99%	5.91%
Non-performing loans to total loans receivable (8)	3.22%	8.27%	13.22%	13.34%	7.10%
Allowance for loan losses to total loans receivable	1.85%	2.97%	4.80%	3.99%	1.79%

(1)	Net income/(loss) divided by average total assets.

(2)	Net income/(loss) divided by average total stockholders' equity (excludes accumulated other comprehensive income and noncontrolling interest).

(3)	Net interest income divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average cost of interest rate cost.

(5)	Non-interest expense divided by sum of net interest income and non-interest income.

(6)	Non-interest expense less real estate owned expenses, divided by average total assets.

(7)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(8)	Non-performing assets consist of nonaccrual loans, loans held-for-sale and real estate owned.

(9)
Common stock shares for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011. The decline in loss per share from 2011 to 2012 is attributable to the issuance of 3,529,325 shares of common stock on October 28, 2011 as a result of the Company's June 29, 2011 raise of $55 million of equity.

NA-Not applicable when in loss position because the impact would be antidilutive.
NM-Not meaningful.

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

Executive Summary

Carver ended fiscal 2014 with a net loss of $836 thousand. This loss was primarily related to recognition of a non-cash expense associated with termination of its pension plan. The Bank continues to improve its loan portfolio, with non-performing assets declining by 59% year-over-year. At March 31, 2014, non-performing loans were $12.6 million, or 3.22% of total loans compared to $30.6 million, or 8.27% of total loans at March 31, 2013.

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Nevertheless, Carver Federal seeks to generate new loan production and purchase loans at suitable prices such that the outstanding loan portfolio increases during the fiscal year. Carver Federal also intends to continue to focus on cost control. However, Carver Federal continues to be impacted by expenses related to managing non-performing assets and higher FDIC insurance and regulatory costs. During fiscal 2014, the Bank made strategic investments in upgrading its technology platform. The new platform will better serve the Bank's customers and serve as a tool to attract new business.

Critical Accounting Policies

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset are the most critical accounting policies.  These policies are important to the presentation of Carver's financial condition and results of operations, and involve a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of the Comptroller of the Currency on December 13, 2006 and in accordance with ASC Subtopics 450-20 "Loss Contingencies" and 310-10 "Accounting by Creditors for Impairment of a Loan."  Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Multifamily

•	Commercial Real Estate

•	Construction

•	Business Loans

•	SBA Loans

•	Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

The Bank next applies to each pool a risk factor that determines the level of general reserves for the specific pool.  The risk factors are generally comprised of actual losses for the most recent eight quarters as a percentage of each respective Loan Type plus nine qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen, some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

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

The institution may choose the appropriate ASC Subtopic 310-10 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan.  Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

Criticized and classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310-10. Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

If the loan is determined to be not impaired, it is then placed in the appropriate pool of criticized and classified loans to be evaluated collectively for impairment.  Loans determined to be impaired are evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above.  The Bank then determines whether the impairment amount is permanent, in which case the loan is written down by the amount of the impairment, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

Troubled Debt Restructured Loans

TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, capitalization of interest and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Company records a specific valuation allowance reserve equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Company records an impairment charge when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on nonaccrual status until they have performed in accordance with the restructured terms for a period of at least six months.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At March 31, 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

Deferred Tax Assets

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $29.9 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A full valuation allowance for the remaining net deferred tax asset of $24.1 million has been recorded.

Asset/Liability Management

The Company's primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between the rates on interest-earning assets and interest-bearing liabilities, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and assets, and the credit quality of earning assets. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, to maintain adequate liquidity and to manage its exposure to changes in interest rates.

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

Discussion of Market Risk-Interest Rate Sensitivity Analysis

As a financial institution, the Bank's primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which are short-term in maturity.  Since virtually all of the Company's interest-bearing assets and liabilities are held by the Bank, most of the Company's interest rate risk exposure is retained by the Bank.  As a result, all significant interest rate risk management procedures are performed at the Bank.  Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk.  The Bank does not own any trading assets.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 37.79% of total rate sensitive assets at March 31, 2014.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2014.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	15,020	22,400	46,196	73,504	89,457	131,345	9,811	387,733
Mortgage backed securities	—	—	—	6,981	28,914	62,595	—	98,490
Investment securities	10,412	—	—	—	—	—	—	10,412
Other assets	121,598	—	—	—	—	—	21,605	143,203
Total assets	147,030	22,400	46,196	80,485	118,371	193,940	31,416	639,838

Rate Sensitive Liabilities:
Interest-bearing checking accounts	24,271	—	—	—	—	—	—	24,271
Savings accounts	98,051	—	—	—	—	—	—	98,051
Money market accounts	127,655	—	—	—	—	—	—	127,655
Certificate of deposits	36,907	85,485	62,998	20,495	272	—	—	206,157
Borrowings	27,000	—	—	30,000	—	13,403	—	70,403
Other liabilities	—	—	—	—	—	—	62,132	62,132
Equity	—	—	—	—	—	—	51,169	51,169
Total liabilities and equity	313,884	85,485	62,998	50,495	272	13,403	113,301	639,838

Interest sensitivity gap	(166,854)	(63,085)	(16,802)	29,990	118,099	180,537	(81,885)	—

Cumulative interest sensitivity gap	(166,854)	(229,939)	(246,741)	(216,751)	(98,652)	81,885	—	—

Ratio of cumulative gap to total rate sensitive assets	(27.42)%	(37.79)%	(40.55)%	(35.63)%	(16.21)%	13.46%	—	—
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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2014, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +/- 400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank. However, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk.

$ in thousands	Economic Value of Equity			EVE as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	EVE Ratio	Change
+400 bps	64,567	(471)	(0.72)%	11.08%	91 bps
+300 bps	63,983	(1,055)	(1.62)%	10.74%	57 bps
+200 bps	64,390	(648)	(1.00)%	10.56%	39 bps
+100 bps	64,759	(279)	(0.43)%	10.37%	20 bps
0 bps	65,038			10.17%
-100 bps	65,115	77	0.12%	9.94%	-23 bps
-200 bps	62,851	(2,187)	(3.36)%	9.44%	-73 bps
-300 bps	67,176	2,138	3.29%	9.98%	-19 bps
-400 bps	76,136	11,098	17.06%	11.16%	99 bps

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2014, 2013, and 2012.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2014			2013			2012
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$385,259	$20,734	5.38%	$407,106	$21,398	5.26%	$525,902	$25,930	4.93%
Mortgage-backed securities	49,921	1,034	2.07	50,958	971	1.91	48,214	1,302	2.70
Investment securities	55,643	1,016	1.83	53,012	874	1.65	23,195	313	1.35
Restricted cash deposit	7,209	1	0.03	7,458	2	0.03	5,275	2	0.04
Equity securities (2)	2,280	88	3.86	2,596	93	3.58	2,928	372	12.72
Other investments and federal funds sold	75,945	375	0.49	86,122	447	0.52	58,630	17	0.03
Total interest-earning assets	576,257	23,248	4.03%	607,252	23,785	3.92%	664,144	27,936	4.21%
Non-interest-earning assets	23,573			9,264			5,690
Total assets	$599,830			$616,516			$669,834

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$25,184	$40	0.16%	$25,842	$42	0.16%	$26,532	$42	0.16%
Savings and clubs	96,424	256	0.27	98,785	259	0.26	104,090	274	0.26
Money market	116,535	536	0.46	111,148	739	0.66	82,120	838	1.02
Certificates of deposit	191,854	1,931	1.01	209,622	2,431	1.16	201,568	2,831	1.40
Mortgagors deposits	1,955	34	1.74	2,079	37	1.78	2,258	38	1.68
Total deposits	431,952	2,797	0.65%	447,476	3,508	0.78%	416,568	4,023	0.97%
Borrowed money (3)	51,264	1,154	2.25	44,099	1,370	3.11	95,762	3,308	3.45
Total interest-bearing liabilities	483,216	3,951	0.82%	491,575	4,878	0.99%	512,330	7,331	1.43%
Non-interest-bearing liabilities:
Demand	55,405			61,293			92,465
Other liabilities	7,332			8,236			7,190
Total liabilities	$545,953			$561,104			$611,985
Non-controlling interest	(180)			(55)			—
Stockholders' equity	54,057			55,467			57,849
Total liabilities & equity	$599,830			$616,516			$669,834
Net interest income		$19,297			$18,907			$20,605

Average interest rate spread			3.21%			2.93%			2.78%

Net interest margin			3.35%			3.11%			3.10%

Ratio of average interest-earning assets to interest-bearing liabilities			119.25%			123.53%			129.63%

(1) Includes non-accrual loans.
(2) Includes FHLB-NY stock.
(3) Prepayment fees of $722 thousand from FHLB Advances and other borrowed money were excluded in fiscal year 2012.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2014, 2013, and 2012 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2014 vs. 2013 Increase (Decrease) due to			2013 vs. 2012 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$(1,148)	$484	$(664)	$(5,857)	$1,325	$(4,532)
Mortgage-backed securities	(20)	83	63	74	(405)	(331)
Investment securities	43	99	142	402	159	561
Restricted cash deposit	—	(1)	(1)	1	(1)	—
Equity securities	(11)	6	(5)	(42)	(237)	(279)
Other investments and federal funds sold	(53)	(19)	(72)	8	422	430
Total interest-earning assets	(1,189)	652	(537)	(5,414)	1,263	(4,151)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	(1)	(1)	(2)	(1)	—	(1)
Savings and clubs	(6)	3	(3)	(14)	(1)	(15)
Money market savings	36	(239)	(203)	296	(394)	(98)
Certificates of deposit	(207)	(294)	(501)	113	(513)	(400)
Mortgagors deposits	(2)	(1)	(3)	(3)	2	(1)
Total deposits	(180)	(532)	(712)	391	(906)	(515)
Borrowed money	223	(438)	(215)	(1,785)	(153)	(1,938)
Total interest-bearing liabilities	43	(970)	(927)	(1,394)	(1,059)	(2,453)

Net change in net interest income	$(1,232)	$1,622	$390	$(4,020)	$2,322	$(1,698)

Comparison of Financial Condition at March 31, 2014 and 2013

Assets

At March 31, 2014, total assets increased $1.5 million, or 0.2%, to $639.8 million, compared to $638.3 million at March 31, 2013. The overall change was primarily due to increases in the loan receivables, net of the allowance for loan losses, of $23.6 million, and cash and cash equivalents of $17.9 million. These increases were offset by decreases of $26.6 million in the investment portfolio and HFS loans of $8.1 million.

Total investment securities decreased $26.6 million, or 21.3%, to $98.5 million at March 31, 2014, compared to $125.1 million at March 31, 2013. This change reflects a decrease of $26.6 million in available-for-sale securities, as the Company sold its lowest yielding securities.

Loans receivable increased $19.9 million, or 5.4%, to $390.0 million at March 31, 2014, compared to $370.1 million at March 31, 2013. The majority of the increase resulted from loan originations, purchases, and advances of $124 million, offset by $90 million of principal repayments and loan payoffs across all loan classifications. An additional $15.2 million in loans were transferred from held-for-investment to HFS and $2.5 million represented principal charge-offs as loans were moved to HFS.

HFS loans decreased $8.1 million, or 61.8%, to $5.0 million at March 31, 2014, as the Company continued to take aggressive steps to complete resolution of troubled loans. During fiscal 2014, $12.7 million in loans, net of charge-offs, were transferred into the HFS portfolio from the held-for-investment portfolio. This increase was offset by $20.6 million in loan sales and paydowns.

Liabilities and Equity

Liabilities

Total liabilities increased $7.1 million, or 1.2%, to $588.7 million at March 31, 2014, compared to $581.5 million at March 31, 2013, following an increase in deposits of $13.7 million, partially offset by a decrease in borrowings of $6.0 million.

Deposits increased $13.7 million, or 2.8%, to $509.4 million at March 31, 2014, compared to $495.7 million at March 31, 2013, primarily due to increases in money market deposits of $14.4 million and certificates of deposit of $5.9 million during the period, partially offset by a decrease in checking deposits of $6.7 million.

Advances from the FHLB-NY and other borrowed money decreased $6.0 million, or 7.9%, to $70.4 million at March 31, 2014, compared to $76.4 million at March 31, 2013, as growth in deposits replaced maturing short-term borrowings.

Equity

Total equity decreased $5.6 million, or 9.8%, to $51.2 million at March 31, 2014, compared to $56.7 million at March 31, 2013. The majority of the decrease was due to a $5.8 million change in unrealized losses on investments following an increase in interest rates during the fiscal year.

Comparison of Operating Results for the Years Ended March 31, 2014 and 2013

Net Loss/Income

Net loss for fiscal year 2014 was $836 thousand compared to net income of $662 thousand for the prior year period, a decrease of $1.5 million. The change was primarily driven by an non-interest expense of $1.2 million incurred in the current period relating to the Company's termination of its previously curtailed pension plan.

Net Interest Income

Interest income decreased $537 thousand, or 2.3%, to $23.2 million compared to $23.8 million in the prior year period, with the decrease primarily attributed to a $21.8 million, or 5.4%, decrease in average loans. The average yield on loans increased 12 basis points to 5.38% from 5.26% following a 59.0% reduction in non-performing loans. The decline in average loan balances did, however, decrease total interest income on loans. The average yield on mortgage-backed securities increased 16 basis points to 2.07% from 1.91% in the prior year period, as higher yielding securities were added to the portfolio in the current fiscal year. In addition, the average yield on investment securities increased 18 basis points to 1.83% from 1.65% in the prior period.

Interest expense decreased $927 thousand, or 19.0%, to $4.0 million, compared to $4.9 million in the prior year, due to lower rates paid on money market accounts and certificates of deposits, and restructuring of certain long-term borrowings in the first quarter of the fiscal year. The average yield on interest-bearing liabilities decreased 17 basis points to 0.82% from 0.99% in the prior period.

Provision for Loan Losses

The Bank recorded a $426 thousand recovery of loan losses for fiscal year 2014, compared to $3.3 million for the prior year period. For the year ended March 31, 2014, net charge-offs of $3.3 million were recognized compared to $5.5 million in the prior year. Charge-offs in both periods were primarily related to loans moved to HFS and impaired loans. At March 31, 2014, non-performing assets totaled $18.9 million, or 3.0% of total assets, compared to $46.1 million, or 7.2% of total assets at March 31, 2013. The allowance for loan losses was $7.2 million at March 31, 2014, which represents a ratio of the allowance for loan losses to non-performing loans of 57.6% compared to 35.9% at March 31, 2013. The ratio of the allowance for loan losses to total loans receivable was 1.9% at March 31, 2014, a decrease from 3.0% at March 31, 2013.

Non-interest Income

Non-interest income decreased $243 thousand, or 3.4%, to $6.8 million compared to $7.0 million in the prior year period. The decrease is attributable to higher gains on sale of loans of $931 thousand and a $625 thousand New Markets Tax Credit ("NMTC") fee in the prior year period, offset by $378 thousand in higher gains on sale of securities and a $277 thousand increase in loan fees and service charges in the current year.

Non-interest Expense

Non-interest expense decreased $1.9 million, or 6.4%, to $27.4 million compared to $29.2 million in the prior year period. The decrease is attributed to lower expenses in other expenses, including a $1.8 million release of reserves for losses associated with the repurchase of mortgage loans sold by the Bank to Fannie Mae, $930 thousand change of net charges related to loans HFS and REO, and a $201 thousand decrease in net equipment expense partially offset by a $1.2 million increase in expenses related to terminating the Bank’s pension plan.

Income Taxes

Income tax expense was $102 thousand for the fiscal year ended March 31, 2014 compared to $328 thousand in the prior year period due to a tax return to provision adjustment recorded in the prior period.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2014.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $6.0 million during fiscal year 2014 as lower cost deposit growth reduced the need for borrowings. At March 31, 2014, the Bank had $52.0 million in borrowings with a weighted average rate of 0.93% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings.  At March 31, 2014, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $50.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2014 and 2013, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $122.6 million and $104.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2014, total cash and cash equivalents increased by $17.9 million to $122.6 million reflecting cash provided by operating activities of $15.5 million and cash provided by financing activities of $7.7 million, offset by cash used in investing activities of $5.3 million.

Net cash provided by operating activities was $15.5 million and primarily originated from proceeds from the sales of held-for-sale loans of $21.6 million during the fiscal year. Net cash provided by financing activities of $7.7 million resulted from an increase in deposits of $13.7 million, offset by a net decrease in FHLB-NY advances and other borrowings of $6.0 million. Net cash used in investing activities of $5.3 million was primarily the result of outflows related to loan originations of $68.5 million, loan purchases of $54.5 million and purchase of securities of $35.2 million. This activity was offset primarily by inflows of $89.6 million in principal collections on loans and $56.7 million in proceeds from investments.

Potential Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's).  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012 and 2013, three and ten loans, respectively, that had been sold to FNMA were repurchased by the Bank.  During fiscal 2014, 6 loans that had been sold to FNMA were repurchased by the Bank.  At March 31, 2014 the Bank continues to service 166 loans with a principal balance of $29.4 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in our consolidated statement of financial condition as a component of other liabilities. The reserves totaled $287 thousand as of March 31, 2014.

The table below summarizes changes in our representation and warranty reserves in fiscal 2014:

$ in thousands	March 31, 2014
Representation and warranty repurchase reserve, as of March 31, 2013 (1)	$1,125
Net recovery for repurchase losses (2)	(773)
Net realized losses (2)	(65)
Representation and warranty repurchase reserve, as of March 31, 2014 (1)	$287
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.
Additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred is found in “Note 14 Commitments and Contingencies.”

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

The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2014.

The Bank has contractual obligations at March 31, 2014 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations:
FHLB advances	$52,000	$27,000	$—	$25,000	$—
Guaranteed preferred beneficial interest in junior subordinated debentures	18,403	—	—	5,000	13,403
Total long-term debt obligations	70,403	27,000	—	30,000	13,403
Operating lease obligations:
Lease obligations for rental properties	10,142	1,558	3,058	2,162	3,364
Total contractual obligations	$80,545	$28,558	$3,058	$32,162	$16,767

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

The Bank's subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities. In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credit ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. The Bank recorded $625 thousand NMTC fee income in fiscal years 2013 and 2012.

In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

As of March 31, 2014, all three allocation awards have been fully utilized in qualifying projects.

The Bank's VIEs, consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	15,945	—	15,945	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,312	15,312	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,894	20,894	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,893	10,893	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,308	12,308	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,360	12,360	—	1	—	4,875	4,876
Total	$5,850	$149,000	$15,945	$119,050	$134,995	$13,000	$408	$—	$50,310	$63,718

Regulatory Capital Position

The Bank must satisfy three minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

 At March 31, 2014, the Bank had a Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 10.38%, 17.55% and 20.12%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 11 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

Recently Issued but not yet Adopted Accounting Standards

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in-substance repossession or foreclosure occurs, and require disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods, and interim periods within annual periods beginning after December 15, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated statement of financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”).  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any effect on the Company's consolidated statement of financial condition or results of operations. Information required by ASU 2013-02 is presented in note 12 to the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carver Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

New York, New York
July 15, 2014

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2014	March 31, 2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$115,239	$98,083
Money market investments	7,315	6,563
Total cash and cash equivalents	122,554	104,646
Restricted cash	6,354	10,666
Investment securities:
Available-for-sale, at fair value	89,461	116,051
Held-to-maturity, at amortized cost (fair value of $8,971 and $9,629 at March 31, 2014 and March 31, 2013, respectively)	9,029	9,043
Total investments	98,490	125,094

Loans held-for-sale (“HFS”)	5,011	13,107

Loans receivable:
Real estate mortgage loans	362,888	334,594
Commercial business loans	26,930	35,281
Consumer loans	138	247
Loans, net	389,956	370,122
Allowance for loan losses	(7,233)	(10,989)
Total loans receivable, net	382,723	359,133
Premises and equipment, net	7,830	8,597
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,101	3,503
Accrued interest receivable	2,557	2,247
Other assets	11,218	11,284
Total assets	$639,838	$638,277

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$98,051	$98,066
Non-interest bearing checking	53,232	58,239
Interest-bearing checking	24,271	25,927
Money market	127,655	113,259
Certificates of deposit	206,157	200,225
Total deposits	509,366	495,716
Advances from the FHLB-NY and other borrowed money	70,403	76,403
Other liabilities	8,900	9,423
Total liabilities	$588,669	$581,542

Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,836 and 3,697,364 shares issued; 3,695,892 and 3,695,420 shares outstanding at March 31, 2014 and March 31, 2013, respectively)	61	61
Additional paid-in capital	56,114	55,708
Accumulated deficit	(44,570)	(44,439)
Non-controlling interest	—	141
Treasury stock, at cost (1,944 shares at March 31, 2014 and March 31, 2013)	(417)	(417)
Accumulated other comprehensive (loss) income	(4,768)	563
Total equity attributable to Carver Bancorp, Inc.	51,538	56,735
Non-controlling interest	(369)	—
Total equity	51,169	56,735
Total liabilities and equity	$639,838	$638,277
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2014	2013	2012
Interest income:
Loans	$20,734	$21,398	$25,930
Mortgage-backed securities	1,034	971	1,302
Investment securities	1,321	1,211	489
Money market investments	159	205	215
Total interest income	23,248	23,785	27,936

Interest expense:
Deposits	2,797	3,508	4,023
Advances and other borrowed money	1,154	1,370	4,030
Total interest expense	3,951	4,878	8,053
Net interest income	19,297	18,907	19,883
Provision for (recovery of) loan losses	(426)	(3,327)	16,342
Net interest income after provision for loan losses	19,723	22,234	3,541

Non-interest income:
Depository fees and charges	3,452	3,480	2,990
Loan fees and service charges	970	693	895
Gain on sale of securities, net	552	174	—
Gain on sale of loans, net	1,319	2,250	257
Loss on real estate owned	(257)	(808)	(216)
New Markets Tax Credit ("NMTC") fees	—	625	625
Lower of cost or market adjustment on loans held-for-sale	(231)	(32)	(1,870)
Other	1,001	667	973
Total non-interest income	6,806	7,049	3,654

Non-interest expense:
Employee compensation and benefits	11,802	11,126	12,087
Net occupancy expense	4,039	3,625	3,692
Equipment, net	983	1,184	1,341
Data processing	1,072	1,176	761
Consulting fees	506	357	475
Federal deposit insurance premiums	1,236	1,248	1,531
Other	7,735	10,522	11,047
Total non-interest expense	27,373	29,238	30,934

(Loss) / income before income taxes	(844)	45	(23,739)
Income tax expense	102	328	(961)
Consolidated net (loss) / income	(946)	(283)	(22,778)
Less: Net (loss) / income attributable to non-controlling interest	(110)	(945)	629
Net (loss) / income attributable to Carver Bancorp, Inc.	$(836)	$662	$(23,407)

(Loss) / earnings per common share:
Basic	$(0.23)	$0.18	$(14.26)
Diluted	$(0.23)	$0.18	$(14.26)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
$ in thousands	2014	2013	2012

Net (loss) / income attributable to Carver Bancorp, Inc.	$(836)	$662	$(23,407)

Other comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) of securities available-for-sale	(5,282)	672	478
Change in pension obligations	71	(268)	—
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	552	—	—
Reclassification adjustment for termination of pension plan, net of tax	(1,148)	—	—
Total other comprehensive (loss) income, net of tax	(4,615)	404	478

Total comprehensive (loss) income, net of tax attributable to Carver Bancorp, Inc.	$(5,451)	$1,066	$(22,929)

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Non-Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance—March 31, 2011	$18,980	$25	$27,026	$(569)	$4,038	$(21,464)	$(319)	$27,717
Net loss	—	—	—	—	—	(23,407)	—	(23,407)
Other comprehensive income, net of tax	—	—	—	—	—	—	478	478
Transfer between non-controlling and controlling interest	—	—	1,973	—	(1,973)	—	—	—
Income attributable to non-controlling interest	—	—	—	—	686	—	—	686
Accrued Preferred Dividends Paid	—	—	—	—	—	(364)	—	(364)
Accrued Preferred Dividends	—	—	(144)	—	—	144	—	—
Conversion of Series B preferred stock to common stock	(18,980)	24	18,956	—	—	—	—	—
Conversions of Series C preferred stock to Series D preferred stock	45,118	12	6,298	—	—	—	—	51,428
Treasury stock activity	—	—	(41)	122	—	—	—	81
Balance—March 31, 2012	45,118	61	54,068	(447)	2,751	(45,091)	159	56,619
Net income	—	—	—	—	—	662	—	662
Other comprehensive income, net of tax	—	—	—	—	—	—	404	404
Transfer between non-controlling and controlling interest	—	—	1,665	—	(1,665)	—	—	—
Loss attributable to non-controlling interest	—	—	—	—	(945)	—	—	(945)
Treasury stock activity	—	—	(25)	30	—	(10)	—	(5)
Balance—March 31, 2013	45,118	61	55,708	(417)	141	(44,439)	563	56,735
Pension plan adjustment (1)	—	—	—	—	—	716	(716)	—
Net loss	—	—	—	—	—	(836)	—	(836)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,615)	(4,615)
Transfer between non-controlling and controlling interest	—	—	400	—	(400)	—	—	—
Loss attributable to non-controlling interest	—	—	—	—	(110)	—	—	(110)
Treasury stock activity	—	—	6	—	—	(11)	—	(5)
Balance—March 31, 2014	$45,118	$61	$56,114	$(417)	$(369)	$(44,570)	$(4,768)	$51,169
(1) Adjustment reflected within total equity relating to the accounting for pension plans under ASC 715-30. Refer to notes 1, 13 and 18 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income before attribution of non-controlling interest	$(946)	$(283)	$(22,778)
Net (loss) / income attributable to non-controlling interest, net of taxes	(110)	(945)	629
Net (loss) / income attributable to Carver Bancorp, Inc.	(836)	662	(23,407)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) loan losses	(426)	(3,327)	16,342
Pension plan termination cost	1,148	—	—
Stock based compensation expense	2	2	53
Depreciation and amortization expense	1,079	1,132	1,369
Amortization of intangibles	—	—	76
Loss on real estate owned	257	808	216
Gain on sale of securities, net	(552)	(174)	—
Gain on sale of loans, net	(1,319)	(2,250)	(257)
Market adjustment on held-for-sale loans	231	32	1,870
Proceeds from sale of loans held-for-sale	21,614	27,840	32,435
Assets repurchased from third parties	(2,116)	(4,129)	—
(Increase) decrease in accrued interest receivable	(310)	52	598
Amortization and accretion of loan premiums and discounts and deferred charges	(2,280)	(417)	(229)
Amortization and accretion of premiums and discounts - securities	(176)	358	(253)
(Increase) decrease in other assets	(207)	20	1,602
(Decrease) increase in other liabilities	(563)	(268)	1,113
Net cash provided by operating activities	15,546	20,341	31,528
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(35,180)	(75,936)	(54,344)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	51,592	44,830	23,854
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	5,105	2,692	6,492
Originations of loans held-for-investment	(68,450)	(35,177)	(21,267)
Loans purchased from third parties	(54,459)	(12,161)	—
Principal collections on loans	89,570	76,158	109,542
Proceeds on sale of loans	398	1,718	2,872
Decrease (increase) in restricted cash	4,311	(4,251)	(6,415)
Redemption (purchase) of FHLB-NY stock	402	(1,335)	1,184
Purchase of premises and equipment	(305)	(218)	(144)
Proceeds from sale of real estate owned	1,727	195	564
Net cash provided by (used in) provided by investing activities	(5,289)	(3,485)	62,338
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,651	(36,881)	(28,102)
Net (decrease) increase in FHLB-NY advances and other borrowings	(6,000)	32,974	(69,212)
Capital raise	—	—	51,432
Dividends paid	—	—	(364)
Net cash provided by (used in) financing activities	7,651	(3,907)	(46,246)
Net increase in cash and cash equivalents	17,908	12,949	47,620
Cash and cash equivalents at beginning of period	104,646	91,697	44,077
Cash and cash equivalents at end of period	$122,554	$104,646	$91,697

Supplemental cash flow information:
Noncash financing and investing activities
Transfer of loans held-for-investment to loans held-for-sale	$12,717	$9,724	$53,815

Cash paid for-
Interest	$3,576	$4,455	$8,454
Income taxes	$130	$69	$708
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

Nature of operations

Carver Bancorp, Inc. (on a stand-alone basis, the “Company” or “Registrant”), was incorporated in May 1996 and its principal wholly owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”) and Alhambra Holding Corp., an inactive Delaware corporation. Carver Federal's wholly owned subsidiaries are CFSB Realty Corp., Carver Community Development Corporation (“CCDC”) and CFSB Credit Corp., which is currently inactive. The Bank has a majority-owned interest in Carver Asset Corporation, a real estate investment trust formed in February 2004.

“Carver,” the “Company,” “we,” “us” or “our” refers to the Company along with its consolidated subsidiaries. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally-chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986. On October 24, 1994, the Bank converted from a mutual holding company structure to stock form and issued 2,314,375 shares of its common stock, par value $0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly owned subsidiary of the Company.

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

On February 7, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (“Orders”) with the Office of Thrift Supervision ("OTS"). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets, and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Orders passed to the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency ("OCC"). No assurances can be given that the Bank and the Company will continue to comply with all provisions of the Orders. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

On June 29, 2011, the Company raised $55 million of capital by issuing 55,000 shares of mandatorily convertible non-voting participating preferred stock, Series C (the "Series C preferred stock"). The issuance resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise enabled the Company to make a capital injection of $37 million in the Bank on June 30, 2011. In December 2011, another $7 million capital injection was made in the Bank. The remainder of the net capital raised is retained by the Company for future strategic purposes or to downstream into the Bank, if necessary. No assurances can be given that the amount of capital raised is sufficient to absorb the expected losses in the Bank's loan portfolio. Should the losses be greater than expected, additional capital may be necessary in the future.

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

Pension Plan Termination

Carver Federal had a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits were based on each employee's term of service through the date of curtailment. Carver Federal's policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was terminated in December 2013 and the Company initially recorded a pension cost of $432 thousand in the third quarter of fiscal 2014. Subsequently, the Company determined that there was an error in the pension cost initially recorded. As a result, the Company recorded an additional charge of $716 thousand and adjusted its third quarter results. The Company also reclassified $716 thousand from accumulated deficit to accumulated other comprehensive loss in its fiscal year 2014 statement of changes in equity to correct the Company's accounting for benefit plans upon adoption and implementation of ASC 715-30. Refer to note 18 for further detail on the the Company's unaudited quarterly financial data.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., Carver Community Development Corporation ("CCDC"), and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive income (loss), a component of Stockholders' Equity. Following Financial Accounting Standards Board ("FASB") guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss).

During fiscal years 2014 and 2013, no other-than-temporary impairment charges were recorded.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

Loans are only moved to held-for-sale classification upon the determination by Carver to sell a loan. Held-for-sale loans are carried at the lower of cost or market value.  The initial charge-off, if any is required, will be taken upon the move to held-for-sale and absorbed through Carver's loan loss reserve.  The need for further charge-offs is periodically evaluated if the loan remains classified as held-for-sale for an extended period of time using the valuation methodologies identified below.  Any subsequently required charge-off is processed as a mark-to-market adjustment. The valuation methodology for loans held-for-sale varies based upon the circumstances.  Held-for-sale values may be based upon accepted offer amounts, appraised value of underlying mortgaged premises, prior loan loss experience of Carver in connection with recent loan sales for the loan type in question, and/or other acceptable valuation methods.

Loans Receivable

Loans receivable are carried at unpaid principal balances plus unamortized premiums, purchase accounting mark-to-market adjustments, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for loan losses and charge-offs.

The Bank defers loan origination fees and certain direct loan origination costs and amortizes or accretes such amounts as an adjustment of yield over the contractual lives of the related loans using methodologies which approximate the interest method.  Premiums and discounts on loans purchased are amortized or accreted as an adjustment of yield over the contractual lives of the related loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.

Loans are placed on nonaccrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is not probable.  When a loan is placed on nonaccrual status, any interest accrued but not received is reversed against interest income.  Payments received on a nonaccrual loan are either applied to protective advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan.  A nonaccrual loan is restored to accrual status when principal and interest payments become less than 90 days past due and its future collectability is reasonably assured.

If the Bank determines that there is an impairment dollar amount, the Bank next determines whether the amount of impairment is permanent.  The amount of impairment determined to be permanent is charged off within the given fiscal quarter.  All other amounts are recorded as a specific valuation allowance (“SVA”) reserve.  Generally the amount of the loan and negative escrow in excess of the appraised value, for the fair value of collateral valuation method, is determined to be permanent and charged off.  The amount attributable to the expected cost to sell, is recorded as a specific valuation allowance.  In the event the Bank is using the collateral dependent determination for the dollar amount of impairment and the Bank does not have an accepted appraisal (for example, the Bank may utilize a broker’s price opinion), the Bank generally will treat all dollar amounts identified as impaired to be other than a permanent impairment and the full impaired amount will be recorded as a specific valuation allowance.  For impairment amounts calculated utilizing the present value of expected future cash flows, the dollar amount of impairment is recorded as a specific valuation allowance.

Allowance for Loan and Lease Losses ("ALLL")

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the Office of the Comptroller of the Currency on December 13, 2006 and in accordance with ASC Subtopics 450-20 "Loss Contingencies" and 310-10 "Accounting by Creditors for Impairment of a Loan."  Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes Carver's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Multifamily

•	Commercial Real Estate

•	Construction

•	Business Loans

•	SBA Loans

•	Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

The Bank next applies to each pool a risk factor that determines the level of general reserves for the specific pool.  The risk factors are generally comprised of actual losses for the most recent eight quarters as a percentage of each respective Loan Type plus nine qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen, some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

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

The institution may choose the appropriate ASC Subtopic 310-10 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan.  Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

Criticized and classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310-10. Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”).  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

If the loan is determined to be not impaired, it is then placed in the appropriate pool of criticized and classified loans to be evaluated collectively for impairment.  Loans determined to be impaired are evaluated to determine the measure of impairment amount based on one of the three measurement methods noted above.  The Bank then determines whether the impairment amount is permanent, in which case the loan is written down by the amount of the impairment, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

Troubled Debt Restructured Loans

TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Company records a specific valuation allowance reserve equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Company records an impairment charge when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on nonaccrual status until they have performed in accordance with the restructured terms for a period of at least six months.

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

Office Properties and Equipment

Office properties and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost less accumulated depreciation and amortization.  Depreciation and amortization charges are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10 to 25 years
Furnishings and equipment	3 to 5 years
Leasehold improvements	Lesser of useful life or remaining term of lease

Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. On a quarterly basis, these shares are evaluated for other-than-temporary impairment. We do not consider these shares to be other-than-temporarily impaired at March 31, 2014. The Bank carries this investment at historical cost.

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

Income Taxes

The Company records income taxes in accordance with ASC 740 “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable (receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Generally, this valuation allowance would subsequently be adjusted by a charge or credit to income tax expense as changes in facts and circumstances warrant.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Any interest expense or penalties would be recorded as interest expense.

Earnings (Loss) per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per common share includes any additional common shares as if all potentially dilutive common shares were issued (for instance, stock options with an exercise price that is less than the average market price of the common shares for the periods stated).  For the purpose of these calculations, unreleased Employee Stock Ownership Program (“ESOP”) shares are not considered to be outstanding.

Preferred and Common Dividends

The Bank and Company are prohibited from paying any dividends without prior regulatory approval pursuant to the terms of the Cease and Desist Orders to which they are subject, and are generally subject to regulations governing the payment of dividends.  See Item 1 - Business - Regulation and Supervision - Cease and Desist Orders and - Capital and Liquidity.  As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company's Board of Directors announced that based on highly uncertain economic conditions and the desire to preserve capital, the Company had suspended payment of the quarterly cash dividend on its common stock. There are no assurances that the payments of common stock dividends will resume.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity.

Pension Plans

The Company's pension obligations, and the related costs, are calculated using actuarial concepts within the framework of the FASB guidance. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company include retirement patterns, mortality, and turnover.

Actuarial gain and losses, prior services cost or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net of periodic benefit cost.  In addition, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the company's fiscal year-end.

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

Impact of Recent Accounting Standards and Interpretations

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in-substance repossession or foreclosure occurs, and require disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods, and interim periods within annual periods beginning after December 15, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated statement of financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”).  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any effect on the Company's consolidated statement of financial condition or results of operations. Information required by ASU 2013-02 is presented in note 12 to the financial statements.

NOTE 3.	INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2014, $89.5 million, or 90.8%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $9.0 million, or 9.2%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2014.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2014:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,972	$—	$(307)	$5,665
Federal Home Loan Mortgage Corporation	12,160	—	(564)	11,596
Federal National Mortgage Association	10,897	—	(466)	10,431
Other	49	—	—	49
Total mortgage-backed securities	29,078	—	(1,337)	27,741
U.S. Government Agency Securities	55,155	—	(2,966)	52,189
CRA investment fund	10,000	—	(469)	9,531
Total available-for-sale	94,233	—	(4,772)	89,461
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	3,743	225	—	3,968
Federal National Mortgage Association	5,079	—	(283)	4,796
Total held-to-maturity mortgage-backed securities	8,822	225	(283)	8,764
Other	207	—	—	207
Total held-to-maturity	9,029	225	(283)	8,971
Total securities	$103,262	$225	$(5,055)	$98,432

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2013:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$23,164	$676	$—	$23,840
Federal Home Loan Mortgage Corporation	16,059	104	(104)	16,059
Federal National Mortgage Association	4,186	117	—	4,303
Other	50	—	—	50
Total mortgage-backed securities	43,459	897	(104)	44,252
U.S. Government Agency Securities	44,363	139	(177)	44,325
Asset-backed securities	15,268	251	—	15,519
Small Business Administration	1,919	45	—	1,964
CRA investment fund	10,000	—	(9)	9,991
Total available-for-sale	115,009	1,332	(290)	116,051
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	5,335	404	—	5,739
Federal Home Loan Mortgage Corporation	2,129	103	—	2,232
Federal National Mortgage Association	1,321	79	—	1,400
Total held-to-maturity mortgage-backed securities	8,785	586	—	9,371
Other	258	—	—	258
Total held-to-maturity	9,043	586	—	9,629
Total securities	$124,052	$1,918	$(290)	$125,680

The following is a summary regarding proceeds from securities sales of the available-for-sale and held-to-maturity portfolios for the years ended March 31:

$ in thousands	2014	2013	2012
Available-for-Sale:
Proceeds	$38,991	$31,567	$16,847
Gross gains	513	174	8
Gross losses	2	—	—

Held-to-Maturity:
Proceeds	2,814	—	—
Gross gains	43	—	—
Gross losses	2	—	—

There were 15 securities that were classified as matured under ASC Topic 320, as the principal repayments exceeded 85% of the initial principal. These securities were sold from the held-to-maturity portfolio during fiscal 2014. These sales generated proceeds of $2.8 million with net gains of $41 thousand. There were no sales of held-to-maturity securities in fiscal years 2013 or 2012. The net unrealized loss on available-for-sale securities was $4.8 million at March 31, 2014 compared to a net unrealized gain of $1 million at March 31, 2013.

The Bank's investment portfolio is comprised primarily of fixed-rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer and Agency securities. Carver maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank's investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank's ability to obtain reliable prices.

At March 31, 2014 the Bank pledged securities of $29.7 million as collateral for advances from the FHLB-NY.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2014 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(322)	$7,569	$(1,015)	$20,123	$(1,337)	$27,692
U.S. Government Agency Securities	(1,646)	34,074	(1,320)	18,115	(2,966)	52,189
CRA investment fund	(469)	9,531	—	—	(469)	9,531
Total available-for-sale securities	(2,437)	51,174	(2,335)	38,238	(4,772)	89,412

Held-to-Maturity:
Mortgage-backed securities	(283)	4,796	—	—	(283)	4,796
Total held-to-maturity securities	(283)	4,796	—	—	(283)	4,796
Total securities	$(2,720)	$55,970	$(2,335)	$38,238	$(5,055)	$94,208
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

A total of 34 securities had an unrealized loss at March 31, 2014 compared to 13 at March 31, 2013. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, which represented 58.4% and 31.0% of total securities in an unrealized loss position at March 31, 2014. Six mortgage-backed securities and eight U.S. Government Agency securities representing 22.5% and 20.3% of total securities in an unrealized loss position had an unrealized loss for more than 12 months at March 31, 2014. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the U.S. government's guarantees of the mortgage-backed and agency securities, there is no reason to believe that these securities will experience credit related losses. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). At March 31, 2014 and 2013, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2014, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$7,000	$6,981	0.79%
Five through ten years	25,176	23,835	1.66%
After ten years	62,057	58,645	1.75%
	$94,233	$89,461	1.65%
Held-to-maturity:
Five through ten years	5,079	4,796	2.37%
After ten years	3,950	4,175	3.97%
	$9,029	$8,971	3.07%

NOTE 4.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at March 31:

	March 31, 2014		March 31, 2013
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$111,220	29%	$73,625	20%
Multifamily	47,399	12%	56,427	15%
Commercial real estate	198,808	51%	203,813	55%
Construction	5,100	1%	1,228	—%
Business	27,149	7%	35,795	10%
Consumer (1)	138	—%	247	—%
Total loans receivable	389,814	100%	371,135	100%

Add:
Premium on loans	957		728
Less:
Deferred fees and loan discounts, net	(815)		(1,741)
Allowance for loan losses	(7,233)		(10,989)
Total loans receivable, net	$382,723		$359,133

Loans held-for-sale	$5,011		$13,107

(1)	Includes personal loans

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $33.6 million, $37.4 million and $44.4 million at March 31, 2014, 2013, and 2012, respectively.

At March 31, 2014 the Bank pledged $81.5 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2014:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	2,887	98	574	—	966	15	4,540
Recoveries	534	31	—	149	486	10	1,210
Provision for (Recovery of) Loan Losses	2,234	(33)	(889)	(149)	(1,574)	(15)	(426)
Ending Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,857	216	1,580	—	941	8	5,602
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	520	92	255	—	764	—	1,631

Loan Receivables Ending Balance	$112,191	$47,525	$198,101	$5,070	$26,931	$138	$389,956
Ending Balance: collectively evaluated for impairment	105,719	45,285	189,317	5,070	21,926	137	367,454
Ending Balance: individually evaluated for impairment	6,472	2,240	8,784	—	5,005	1	22,502

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2013:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$4,305	$5,409	$6,709	$1,532	$1,786	$80	$19,821
Charge-offs	2,103	226	1,148	151	2,274	1	5,903
Recoveries	15	91	—	22	265	5	398
Provision for (Recovery of) Loan Losses	1,279	(4,866)	(2,263)	(1,403)	3,982	(56)	(3,327)
Ending Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,179	409	3,103	—	1,959	28	8,678
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	317	—	194	—	1,800	—	2,311

Loan Receivables Ending Balance	$73,987	$56,607	$202,771	$1,230	$35,277	$250	$370,122
Ending Balance: collectively evaluated for impairment	67,619	55,991	186,336	—	28,904	250	339,100
Ending Balance: individually evaluated for impairment	6,368	616	16,435	1,230	6,373	—	31,022

The following is an analysis of the allowance for loan losses for the years ended March 31:

$ in thousands	2014	2013	2012
Balance at beginning of the year	$10,989	$19,821	$23,147
Charge-offs of loans	(4,540)	(5,903)	(21,935)
Recoveries of amounts previously charged off	1,210	398	2,267
Provision for (recovery of) loan losses	(426)	(3,327)	16,342
Balance at end of the year	$7,233	$10,989	$19,821

At March 31, 2014, 2013 and 2012, the recorded investment in impaired loans was $22.5 million, $31.0 million and $36.0 million, respectively. The related allowance for loan losses for these impaired loans was approximately $1.6 million, $2.3 million and $949 thousand at March 31, 2014, 2013 and 2012, respectively.  Interest income of $713 thousand, $3.2 million and $8.4 million for fiscal year 2014, 2013 and 2012, respectively, would have been recorded on impaired loans had they performed in accordance with their original terms. At March 31, 2014, 2013 and 2012, there were no loans that were past due 90 days or more and still accruing.

The following is a summary of nonaccrual loans at March 31, 2014 and 2013.

$ in thousands	March 31, 2014	March 31, 2013
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$2,301	$7,642
Multifamily	2,240	423
Commercial real estate	7,024	14,788
Construction	—	1,230
Business	993	6,505
Consumer	1	38
Total nonaccrual loans	$12,559	$30,626

Non-performing loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on non-performing loans is recorded when received based upon the collectability of the loan. Nonaccrual loans decreased $18.0 million, or 59.0%, to $12.6 million at March 31, 2014 from $30.6 million at March 31, 2013. During the current fiscal year, 36 non-performing loans with a fair value of $12.6 million were transferred to held-for-sale. Sales of held-for-sale loans during the fiscal year ended March 31, 2014 totaled $20.6 million. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2014 were $9.2 million, $3 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.

At March 31, 2014, other non-performing assets totaled $6.4 million which consists of other real estate owned ("OREO") properties and held-for-sale loans. At March 31, 2014, other real estate owned valued at $1.4 million comprised of eight foreclosed properties, compared to $2.4 million comprised of nine properties at March 31, 2013. At March 31, 2014, held-for-sale loans totaled $5.0 million, compared to $13.1 million at March 31, 2013.
The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loan categories. Loans may be classified as "Pass," “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged off immediately to the allowance for loan losses.
One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

As of March 31, 2014, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$46,028	$184,850	$5,070	$20,638
Special Mention	—	7,129	—	1,295
Substandard	1,497	6,122	—	4,998
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$47,525	$198,101	$5,070	$26,931

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$109,890	$137
Non-Performing	2,301	1
Total	$112,191	$138

As of March 31, 2013, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$53,419	$165,965	$—	$23,651
Special Mention	—	3,400	—	2,922
Substandard	3,188	33,406	1,230	8,704
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$56,607	$202,771	$1,230	$35,277

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$66,344	$212
Non-Performing	7,643	38
Total	$73,987	$250

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2014.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$244	$888	$1,863	$2,995	$109,196	$112,191
Multifamily	444	—	2,240	2,684	44,841	47,525
Commercial real estate	3,133	292	3,891	7,316	190,785	198,101
Construction	—	—	—	—	5,070	5,070
Business	—	131	993	1,124	25,807	26,931
Consumer	2	2	1	5	133	138
Total	$3,823	$1,313	$8,988	$14,124	$375,832	$389,956

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2013.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$586	$28	$7,404	$8,018	$65,969	$73,987
Multifamily	238	1,142	423	1,803	54,804	56,607
Commercial real estate	1,044	846	13,964	15,854	186,917	202,771
Construction	—	—	1,230	1,230	—	1,230
Business	261	1,682	4,971	6,914	28,363	35,277
Consumer	6	1	38	45	205	250
Total	$2,135	$3,699	$28,030	$33,864	$336,258	$370,122

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2014 and 2013. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

Impaired Loans by Class

	At March 31,
	2014			2013
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$639	$893	$—	$1,319	$1,460	$—
Multifamily	—	—	—	616	616	—
Commercial real estate	3,972	4,147	—	11,070	11,270	—
Construction	—	—	—	1,230	1,492	—
Business	341	402	—	1,080	2,002	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
One-to-four family	5,833	5,958	520	5,049	5,244	317
Multifamily	2,240	2,240	92	—	—	—
Commercial real estate	4,812	5,023	255	5,365	5,913	194
Business	4,664	4,664	764	5,293	5,293	1,800
Total	$22,501	$23,327	$1,631	$31,022	$33,290	$2,311

The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2014, 2013 and 2012.

	For the years ended March 31,
	2014		2013		2012
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$1,541	$12	$1,215	$47	$1,404	$78
Multifamily	729	17	308	5	195	21
Commercial real estate	7,941	227	9,865	235	7,375	89
Construction	393	—	1,230	53	4,603	859
Business	1,508	14	1,136	41	5,242	203
Consumer	—	—	—	—	—	—

With an allowance recorded:
One-to-four family	5,290	142	5,363	57	4,343	103
Multifamily	513	—	—	—	1,391	70
Commercial real estate	3,991	43	6,302	133	15,453	340
Construction	—	—	—	—	896	—
Business	3,899	212	4,932	254	1,336	110
Total	$25,805	$667	$30,351	$825	$42,238	$1,873

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. Situations around modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC Subtopic 310-40 and the related allowance under ASC Section 310-10-35. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

The following table presents an analysis of those loan modifications that were classified as TDRs during the twelve month periods ended March 31, 2014 and March 31, 2013:

	Modifications to loans during the years ended March 31,
	2014					2013
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	2	$747	$867	5.51%	4.69%	2	$1,414	$535	7.66%	4.00%
Commercial real estate	—	—	—	—%	—%	3	1,890	1,418	6.54%	6.38%
Business	1	844	719	6.00%	6.00%	4	2,242	2,210	7.23%	7.21%
Total	3	$1,591	$1,586			9	$5,546	$4,163

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal year ended March 31, 2014, two loans of $747 thousand were modified with interest rate concessions and one loan of $844 thousand was extended. For the fiscal year ended March 31, 2013, loans on which concessions were made with respect to rate reductions were $0.5 million and those loans which reached forbearance agreements totaled $1.9 million.
There were no loans at March 31, 2014 and March 31, 2013 that had been modified and subsequently defaulted.

For the fiscal year ended March 31, 2014, there were 14 loans in the TDR portfolio totaling $6.3 million that were on accrual status as the Company has determined that the future collection of the principal and interest is reasonably assured. This generally represents those borrowers who have performed according to the restructured terms for a period of at least six months. At March 31, 2013, there were nine loans in the performing TDR portfolio totaling $5.0 million.

At March 31, 2014 and 2013, there were no loans to officers or directors of the Company.

NOTE 5.	OFFICE PROPERTIES AND EQUIPMENT, NET

The details of office properties and equipment as of March 31 are as follows:

$ in thousands	2014	2013
Land	$155	$155
Building and improvements	8,319	8,299
Leasehold improvements	7,231	7,197
Furniture, equipment, and other	11,724	11,471
	27,429	27,122
Less accumulated depreciation and amortization	(19,599)	(18,525)
Office properties and equipment, net	$7,830	$8,597

Depreciation and amortization charged to operations for fiscal years 2014, 2013 and 2012 amounted to $1.1 million, $1.1 million and $1.4 million, respectively.

NOTE 6.	ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2014	2013
Loans receivable	$2,139	$1,721
Mortgage-backed securities	99	156
Investments and other interest-bearing assets	319	370
Total accrued interest receivable	$2,557	$2,247

NOTE 7.	DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows:

	2014			2013
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$53,232	10.45%	—%	$58,239	11.75%	—%
Interest-bearing checking	24,271	4.77	0.16	25,927	5.23	0.16
Savings	98,051	19.25	0.27	98,066	19.78	0.26
Money market savings account	127,655	25.06	0.46	113,259	22.85	0.67
Certificates of deposit	203,907	40.03	1.01	198,089	39.96	1.16
Mortgagors deposits	2,250	0.44	1.73	2,136	0.43	1.80
Total	$509,366	100.00%	0.59%	$495,716	100.00%	0.68%

Scheduled maturities of certificates of deposit for the year ended March 31, 2014 are as follows:

$ in thousands	Period to Maturity
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	Total 2014	Percent of Total
0% - 0.99%	$84,902	$6,683	$2,662	$8,299	$102,546	50.29%
1% - 1.99%	34,216	16,477	18,222	11,584	80,499	39.48
2% - 3.99%	5,309	10,496	4,762	236	20,803	10.20
4% and over	55	—	—	4	59	0.03
Total	$124,482	$33,656	$25,646	$20,123	$203,907	100.00%

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2014 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2014 to June 30, 2014	$25,521
July 1, 2014 to September 30, 2014	14,506
October 1, 2014 to March 31, 2015	51,147
April 1, 2015 and beyond	63,489
Total	$154,663

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2014	2013	2012
Interest-bearing checking	$40	$42	$42
Savings and clubs	256	259	274
Money market savings	536	739	838
Certificates of deposit	1,938	2,441	2,848
Mortgagors deposits	34	37	38
	2,804	3,518	4,040
Penalty for early withdrawal of certificates of deposit	(7)	(10)	(17)
Total interest expense	$2,797	$3,508	$4,023

NOTE 8.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands	2014		2013
Maturing Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2014	—%	$—	0.44%	$33,000
2015	0.40	27,000	3.19	25,000
2016	—	—	—	—
2017 and after (1)	1.50	25,000	—	—
	0.93%	$52,000	1.63%	$58,000
(1) Effective rate is 2.13% which includes the net impact of the amortization of the termination fee on restructured borrowing.

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 25% of its total assets, or approximately $160 million at March 31, 2014. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2014, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $3.1 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $81.5 million and mortgage-backed and investment securities with a market value of $33.6 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $50.4 million from the FHLB-NY at March 31, 2014. The accrued interest payable on FHLB advances amounted to $32 thousand and the interest expense was $603 thousand for the year ended March 31, 2014. At March 31, 2013, the accrued interest payable on FHLB advances amounted to $69 thousand and the interest expense was $797 thousand for the year ended March 31, 2013. The Bank completed a debt restructuring during the first quarter of fiscal year 2014 that allowed it to prepay a $25 million long-term borrowing and secure a new borrowing at a significantly lower rate. The termination fees and penalties associated with the borrowing would be prepaid to the FHLB and amortized over five years.

Repurchase agreements. Repurchase agreements (“REPO”) are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Bank terminated its REPOs prior to March 31, 2012.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Under the Orders, the Company is prohibited from paying dividends without prior regulatory approval. Therefore the Company has deferred the debenture interest payments.

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

The accrued interest payable on subordinated debt securities was $1.2 million and the interest expense was $552 thousand for the year ended March 31, 2014. The accrued interest payable on subordinated debt securities was $749 thousand and the interest expense was $572 thousand for the year ended March 31, 2013.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2014	2013	2012
Amounts outstanding at the end of year:
FHLB advances	$52,000	$58,000	$25,026
Subordinated debt securities	$18,403	$18,403	$18,403

Rate paid at year end:
FHLB advances	0.93%	1.63%	3.19%
Subordinated debt securities	2.99%	2.99%	2.99%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$77,000	$69,011	$65,034
Guaranteed debt securities	$—	$—	$14,068
Subordinated debt securities	$18,403	$18,403	$18,403

Approximate average amounts outstanding for year:
FHLB advances	$32,825	$31,531	$39,305
Guaranteed debt securities	$—	$—	$8,206
Subordinated debt securities	$18,403	$18,403	$18,403

Approximate weighted average rate paid during year:
FHLB advances	1.84%	2.53%	2.89%
Guaranteed debt securities	—%	—%	1.69%
Subordinated debt securities	2.99%	3.11%	3.43%

NOTE 9.	INCOME TAXES

The components of income tax expense (benefit) for the years ended March 31 are as follow:

$ in thousands	2014	2013	2012
Income tax expense (benefit):
Current - Federal	$(35)	$149	$(1,067)
Current - State	137	179	106
Total income tax expense (benefit)	$102	$328	$(961)

There was no income tax expense attributable to equity for the three years ended March 31, 2014.

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2014		2013		2012
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(250)	34.0%	$337	34.0%	$(8,285)	34.0%
State and local income taxes, net of Federal tax benefit	(16)	2.1	49	4.9	(1,541)	6.3
General business credit	(32)	4.4	(32)	(3.3)	(32)	0.1
Difference in rates	(1,068)	145.5	—	—	—	—
Valuation Allowance	(204)	27.7	795	80.3	2,835	(11.6)
Write off DTA due to Section 382 limitation	1,132	(154.1)	(1,363)	(137.7)	6,089	(25.0)
True-ups/Adjustments	255	(34.7)	524	53.1	—	—
Other	285	(38.8)	18	1.8	(27)	0.1
Total income tax expense (benefit)	$102	(13.9)%	$328	33.1%	$(961)	3.9%

Carver Federal's operating results includes a $102 thousand tax expense for the fiscal year ended March 31, 2014, which included a $204 thousand valuation allowance. For the fiscal year ended March 31, 2013, the total income tax expense of $328 thousand included a $795 thousand valuation allowance taken on the Bank's deferred tax assets. For the fiscal year ended March 31, 2012, the total income tax benefit of $1.0 million included an $2.8 million valuation allowance taken on the Bank's deferred tax assets.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2014	2013
Deferred Tax Assets:
Allowance for loan losses	$2,373	$3,318
Deferred loan costs, net	193	366
Nonaccrual loan interest	64	2,265
Purchase accounting adjustment	44	144
Net operating loss carryforward	15,181	10,289
New markets tax credit	2,175	3,274
Depreciation	782	701
Minimum pension liability	—	110
Market value adjustment on HFS loans	752	1,608
Unrealized loss on available-for-sale securities	1,908	—
Other	577	601
Total Deferred Tax Assets	24,049	22,676
Deferred Tax Liabilities:
Income from affiliate	(46)	176
Unrealized gain on available-for-sale securities	—	394
Total Deferred Tax Liabilities	(46)	570
Deferred Tax Assets, net	24,095	22,106
Valuation Allowance	(24,095)	(22,106)
Deferred Tax Assets, net of valuation allowance	$—	$—

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $29.9 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A full valuation allowance for the remaining net deferred tax asset of $24.1 million has been recorded.

At March 31, 2014, the Company had net operating carryforwards for federal purposes of approximately $32.0 million, for state purposes of approximately $50.7 million and for city purposes of approximately $45.2 million which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2034.

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

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31:

$ in thousands except per share data	2014	2013	2012
Net (loss) income	$(836)	$662	$(23,407)
Less: Capital Purchase Program "CPP" Preferred Dividends	—	—	(288)
Net (loss) income available to common shareholders of Carver Bancorp, Inc.	$(836)	$662	$(23,695)

(in thousands)
Weighted average common shares outstanding – basic	3,696	3,696	1,662
Effect of dilutive MRP shares	1	1	—
Weighted average common shares outstanding – diluted	3,697	3,697	1,662

Basic (loss) earnings per common share	$(0.23)	$0.18	$(14.26)
Diluted (loss) earnings per common share	$(0.23)	$0.18	$(14.26)

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

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. The OCC has promulgated capital requirements for financial institutions consisting of minimum tangible and core capital ratios of 1.5% and 3%, respectively, of the institution's adjusted total assets and a minimum risk-based capital ratio of 8% of the institution's risk weighted assets.  Although the minimum core capital ratio is 3%, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), as amended, stipulates that an institution with less than 4% core capital is deemed undercapitalized. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  The previously described Cease and Desist Order Carver Federal entered into with the OCC included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier 1 leverage ratio of 9% and a total risk-based capital ratio of 13% by April 30, 2011. At March 31, 2014, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage ratio of 10.38%, total risk-based capital ratio of 20.12% and a Tier 1 risk-based capital ratio of 17.55%.

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

The table below presents the capital position of the Bank at March 31, 2014.

($ in thousands)	Tier 1 Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
GAAP Capital at March 31, 2014	$61,907	$61,907	$61,907
Add:
General valuation allowances	—	—	4,781
Qualifying subordinated debt	—	—	5,000
Other	(27)	(27)	(27)
Deduct:
Unrealized gains (losses) on securities available-for-sale, net	(4,768)	(4,768)	(4,768)
Regulatory Capital	66,648	66,648	76,429
Minimum Capital requirement	57,771	49,382	49,382
Regulatory Capital Excess	$8,877	$17,266	$27,047

Capital Ratios	10.38%	17.55%	20.12%

NOTE 12. OTHER COMPREHENSIVE (LOSS) INCOME

The following table sets forth changes in each component of accumulated other comprehensive (loss) / income, net of tax for the year ended March 31, 2014:

$ in thousands	At March 31, 2013	Pension Plan Adjustment	Other Comprehensive Income	At March 31, 2014
Net unrealized gain (loss) on securities available-for-sale	$1,064	—	$(5,832)	$(4,768)
Net unrealized loss on pension liability	(501)	(716)	1,217	—
Accumulated other comprehensive income (loss)	$563	$(716)	$(4,615)	$(4,768)

The following table sets forth information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations and the affected line item in the statement where net income is presented.

$ in thousands	Twelve Months Ended March 31, 2014	Affected Line Item in the Consolidated Statement of Operations
Reclassification adjustment for sales of available for-sale securities, net of tax	552	Gain on sale of securities

Reclassification adjustment for termination of pension plan, net of tax	(1,148)	Employee compensation and benefits

Total reclassifications for the period	$(596)

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale and loss on pension obligations. The Company has reported its comprehensive income (loss) for fiscal years 2014, 2013 and 2012 in the Consolidated Statements of Comprehensive Income (Loss).  Carver Federal's accumulated other comprehensive loss included net unrealized losses on securities of $5.8 million at March 31, 2014 and $0.7 million at March 31, 2013. Also included in the prior year accumulated other comprehensive income (loss) was a loss on the Bank's pension plan liabilities of $0.5 million.

NOTE 13.	EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Pension Plan. Carver Federal had a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits were based on each employee's term of service through the date of curtailment. Carver Federal's policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was terminated in December 2013 and the Company initially recorded a pension cost of $432 thousand in the third quarter of fiscal 2014. Subsequently, the Company determined that there was an error in the pension cost initially recorded. As a result, the Company recorded an additional charge of $716 thousand and adjusted its third quarter results. The Company also reclassified $716 thousand from accumulated deficit to accumulated other comprehensive loss in its fiscal year 2014 statement of changes in equity to correct the Company's accounting for benefit plans upon adoption and implementation of ASC 715-30. Refer to note 18 for further detail on the Company's unaudited quarterly financial data.

The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31:

$ in thousands	2014	2013
Change in benefit obligation:
Benefit obligation at the beginning of year	$2,426	$2,614
Interest cost	61	106
Actuarial gain	(165)	53
Benefits paid	(2,497)	(390)
Settlements	175	43
Benefit obligation at end of year	$—	$2,426
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$2,023	$2,251
Actual return on plan assets	120	160
Contributions	354	—
Benefits paid	(97)	(190)
Settlements	(2,400)	(198)
Fair value of plan assets at end of year	$—	$2,023

Funded status	$—	$(403)
Accrued pension cost	$—	$(403)

Net periodic pension cost includes the following components for the years ended March 31:

$ in thousands	2014	2013	2012
Interest cost	$61	$106	$122
Unrecognized loss	$34	$45	$61
Settlement charge	$1,180	$100	$—
Expected return on plan assets	$(106)	$(176)	$(163)
Net periodic pension cost	$1,169	$75	$20

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2014	2013	2012
Annual salary increase (1)	—	—	—
Expected long-term return on assets	N/A	8.00%	8.00%
Discount rate used in measurement of benefit obligations	N/A	3.75%	4.18%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

Current Asset Allocation

The weighted average asset allocations for Carver Federal's Plan as of March 31, 2014 and 2013, were as follows:

	At March 31,
Asset	2014	2013
Equity securities	—%	61%
Debt securities	—%	39%
Total	—%	100%

Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The plan was curtailed during the fiscal year ended March 31, 2001.  The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2014, there was no outstanding payable under this plan.

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 3% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. The Bank discontinued the matching contributions effective January 2011 and reinstated the matching contributions effective December 2013.

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

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Company or the Bank on such date.  Under the amended plan, awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP. Pursuant to the MRP, the Bank recognized $27 thousand, $44 thousand and $65 thousand as expense for fiscal year 2014, 2013 and 2012, respectively.

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

Upon distribution of the initial ESOP shares, additional ESOP shares were purchased in the open market in accordance with Carver's common stock repurchase program and were held in a suspense account for future allocation among the participants on the basis of compensation, as described by the Plan, in the year of allocation.  In May 2006, Carver amended the ESOP so that no new participants are eligible to enter after December 31, 2006 and the Compensation Committee voted to cease discretionary contributions after the 2006 allocation. For fiscal 2014 and fiscal 2013 there was no recorded ESOP Compensation expense. There were no remaining unallocated shares at March 31, 2014.

Stock Option Plans. During 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 22,591.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2014, there were 2,104 options outstanding and 2,104 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver Federal common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2014, there were 1,924 options outstanding under the 2006 Incentive Plan and 1,871 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date.

Information regarding stock options as of and for the years ended March 31 is as follows:

	2014		2013		2012
	Options (1)	Weighted Average Exercise Price	Options (1)	Weighted Average Exercise Price	Options (1)	Weighted Average Exercise Price
Outstanding, beginning of year	5,362	255.17	7,362	$235.00	10,244	$216.75
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired/Forfeited	1,333	246.15	2,000	180.90	2,882	170.08
Outstanding, end of year	4,029	258.16	5,362	255.17	7,362	235.00
Exercisable, at year end	3,975		5,229		6,696
(1) Options for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011

Information regarding stock options as of and for the year ended March 31, 2014 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$90.00	$104.85	134	6.36	$97.50	80	$97.50
240.00	254.85	1,899	2.78	250.61	1,899	16.55
255.00	269.85	996	1.18	257.63	996	257.63
285.00	299.85	1,000	0.23	294.45	1,000	294.45
Total		4,029			3,975

There were no stock options awarded to employees during the years ended March 31, 2014, 2013 and 2012.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2014	2013	2012
Risk-free interest rate	N/A	N/A	N/A
Volatility	N/A	N/A	N/A
Annual dividends	N/A	N/A	N/A
Expected life of option grants	N/A	N/A	N/A

The Company recorded compensation expense of $2 thousand in fiscal 2014 and $2 thousand in fiscal 2013.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc. (the "Performance Compensation Plan"). This Performance Compensation Plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2008, the Company granted its first awards under the new Performance Compensation Plan. The amount of compensation expense recognized in fiscal year 2014 and 2013 were $8 thousand and $36 thousand, respectively.

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

The Bank had outstanding lending commitments and contractual obligations at March 31 as follows:

$ in thousands	2014	2013
Commitments to fund mortgage loans	$5,750	$13,709
Commitments to fund commercial and consumer loans	—	8,748
Lines of credit	6,140	3,560
Letters of credit	245	334
	$12,135	$26,351

At March 31, 2014, the $5.8 million in outstanding commitments to originate mortgage loans represented commitments to originate multifamily loans.

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2013	$4,851
Gross new demands received	1,071
Loans repurchased/made whole	(2,244)
Demands rescinded	(1,582)
Principal payments received on open claims	(21)
Open claims as of March 31, 2014 (1)	$2,075

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

The table below summarizes changes in our representation and warranty reserves during fiscal 2014.

$ in thousands	March 31, 2014
Representation and warranty repurchase reserve, as of March 31, 2013 (1)	$1,125
Net recovery for repurchase losses (2)	(773)
Net realized losses (2)	(65)
Representation and warranty repurchase reserve, as of March 31, 2014 (1)	$287
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Lease Commitments.  Rentals under long-term operating leases for certain branches aggregated approximately $1.5 million, $1.8 million and $1.7 million for fiscal years 2014, 2013, and 2012, respectively. As of March 31, 2014, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2025 follow:

$ in thousands
Year Ending March 31,	Minimum Rental	Sublet Income	Net
2014	$1,526	$24	$1,502
2015	1,558	—	1,558
2016	1,515	—	1,515
2017	1,543	—	1,543
2018	1,130	—	1,130
Thereafter	4,397	—	4,397
	$11,669	$24	$11,645

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

The Bank was a defendant in two lawsuits that were settled: (i) an action brought by a loan participant alleging gross negligence and breach of contract in the manner in which the Bank serviced the loan, and (ii) a lawsuit brought by a former employee alleging unlawful termination.  These legal settlements did not have a material impact on the financial condition of the Company.

Other legal actions remain pending.  In September 2010, the New York State Department of Labor ("DOL") Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by the Bank, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  The Bank requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  The Bank continues to believe it has a meritorious case and has filed an appeal with the Appeals Board.  This appeal is pending.

In another action, the construction contractor of one of the Bank’s defaulted borrowers filed suit alleging that the Bank was responsible for construction costs incurred by the borrower and not paid.  The Court has granted Carver’s motion dismissing a large part of these claims and only a claim related to the construction retainage amount remain pending.  The Bank continues to believe that it has a meritorious defense to the remaining claim and that this claim will also be dismissed.  Moreover, the underlying loan was sold by the Bank and the Bank holds a potential indemnification claim against the note sale purchaser.

In another matter, the Bank was served with a summons and proposed third party complaint in an action alleging vague claims of fraud.  This involves a loan sold by Carver in 2007.  Carver has opposed the attempt to add Carver to the litigation.  Carver and its counsel believe that the Court will deny the request and that Carver will have no exposure in this case.

Finally, the Bank is a defendant in two personal injury actions for which insurance coverage exists in the event the Bank is found liable and a third action involving allegedly forged checks in which another bank has assumed Carver’s defense and agreed to indemnify Carver.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2014 and 2013, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$265	$265
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,665	—	5,665
Federal Home Loan Mortgage Corporation	—	11,596	—	11,596
Federal National Mortgage Association	—	10,431	—	10,431
Other	—	—	49	49
U.S. Government Agency securities	—	52,189	—	52,189
CRA investment fund	—	9,531	—	9,531
Total available-for-sale securities	—	89,412	49	89,461
Total assets	$—	$89,412	$314	$89,726

	Fair Value Measurements at March 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	275	$275
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	23,840	—	23,840
Federal Home Loan Mortgage Corporation	—	16,059	—	16,059
Federal National Mortgage Association	—	4,303	—	4,303
Other	—	—	50	50
Asset-backed securities	—	15,519	—	15,519
U.S. Government Agency securities	—	44,325	—	44,325
Small Business Administration	—	1,964	—	1,964
CRA investment fund	—	9,991	—	9,991
Total available-for-sale securities	—	116,001	50	116,051
Total assets	$—	$116,001	$325	$116,326

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company's total assets at March 31, 2014 and 2013.

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

In the period ended March 31, 2014, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2014 and 2013:

$ in thousands	Beginning balance, April 1, 2013	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2014	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2014
Securities Available-for-Sale	$50	$—	$(1)	$—	$49	$—

Mortgage Servicing Rights	275	(10)	—	—	265	(7)
(1)Includes net servicing cash flows and the passage of time.

$ in thousands	Beginning balance, April 1, 2012	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2013	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2013
Securities Available-for-Sale	$52	$—	$(2)	$—	$50	—

Mortgage Servicing Rights	491	(216)	—	—	275	(197)
(1)Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2014 and 2013, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale	$—	$5,011	$—	$5,011
Impaired loans with a specific reserve allocated	$—	$—	$8,115	$8,115
Other real estate owned	$—	$1,369	$—	$1,369

	Fair Value Measurements at March 31, 2013, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale	$—	$13,107	$—	$13,107
Impaired loans with a specific reserve allocated	$—	$—	$13,397	$13,397
Other real estate owned	$—	$2,386	$—	$2,386

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for sale for the period ended March 31, 2014 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

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

NOTE 16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$122,554	$122,554	$122,554	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	89,461	89,461	—	89,412	49
FHLB Stock	3,101	3,101	—	3,101	—
Securities held-to-maturity	9,029	8,971	—	8,971	—
Loans receivable	382,723	382,604	—	—	382,604
Loans held-for-sale	5,011	5,011	—	5,011	—
Accrued interest receivable	2,557	2,557	—	2,557	—
Mortgage servicing rights	265	265	—	—	265
Financial Liabilities:
Deposits	$509,366	$493,922	$287,767	$206,155	$—
Advances from FHLB of New York	52,000	53,294	—	53,294	—
Other borrowed money	18,403	18,915	—	18,915	—

	March 31, 2013
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$104,646	$104,646	$104,646	$—	$—
Restricted cash	10,666	10,666	—	10,666	—
Securities available-for-sale	116,051	116,051	—	116,001	50
FHLB Stock	3,503	3,503	—	3,503	—
Securities held-to-maturity	9,043	9,629	—	9,629	—
Loans receivable	359,133	366,433	—	—	366,433
Loans held-for-sale	13,107	13,107	—	13,107	—
Accrued interest receivable	2,247	2,247	—	2,247	—
Mortgage servicing rights	275	275	—	—	275
Financial Liabilities:
Deposits	$495,716	$488,323	$287,625	$200,698	$—
Advances from FHLB of New York	58,000	58,697	—	58,697	—
Other borrowed money	18,403	18,900	—	18,900	—

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

FHLB Stock

Ownership in equity securities of the FHLB is restricted and there is no established market for resale. The carrying amount is at cost, and is classified as Level 2.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of March 31, 2014 and March 31, 2013. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	15,945	—	15,945	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,312	15,312	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,894	20,894	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,893	10,893	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,308	12,308	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,360	12,360	—	1	—	4,875	4,876
Total	$5,850	$149,000	$15,945	$119,050	$134,995	$13,000	$408	$—	$50,310	$63,718
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

The Bank has established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2014, there have been no activities in these entities.

NOTE 18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2014 and 2013. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Carver Federal had a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits were based on each employee's term of service through the date of curtailment. Carver Federal's policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was terminated in December 2013 and the Company initially recorded a pension cost of $432 thousand in the third quarter of fiscal 2014. Subsequently, the Company determined that there was an error in the pension cost initially recorded. As a result, the Company recorded an additional charge of $716 thousand and adjusted its third quarter results. The Company also reclassified $716 thousand from accumulated deficit to accumulated other comprehensive loss in its fiscal year 2014 statement of changes in equity to correct the Company's accounting for benefit plans upon adoption and implementation of ASC 715-30.

The table below provides the individual line items as originally reported in the third quarter and their revised amounts:

$ in thousands, except per share data	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013	March 31, 2014
			(reported)	(adjusted)
Fiscal 2014
Interest income	$5,569	$5,942	$6,004	6,004	$5,733
Interest expense	(1,009)	(977)	(979)	(979)	(986)
Net interest income	4,560	4,965	5,025	5,025	4,747
(Provision for) recovery of loan losses	(831)	505	1,052	1,052	(300)
Non-interest income	2,130	1,577	1,210	1,210	1,889
Non-interest expense	(5,280)	(6,599)	(7,535)	(8,251)	(7,243)
Income tax expense	(72)	(16)	(6)	(6)	(8)
Noncontrolling interest, net of taxes	(93)	(90)	147	147	146
Net income (loss) attributable to Carver Bancorp, Inc.	$414	$342	$(107)	$(823)	$(769)
Earnings (loss) per common share
Basic	$0.11	$0.09	$(0.03)	(0.22)	$(0.21)
Diluted	$0.11	$0.09	$(0.03)	(0.22)	$(0.21)

$ in thousands, except per share data	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Fiscal 2013
Interest income	$6,151	$6,117	$5,927	$5,590
Interest expense	(1,321)	(1,253)	(1,210)	(1,094)
Net interest income	4,830	4,864	4,717	4,496
(Provision for) recovery of loan losses	(224)	(560)	398	3,713
Non-interest income	940	2,434	2,541	1,134
Non-interest expense	(6,633)	(6,890)	(7,304)	(8,411)
Income tax expense	(159)	(37)	(68)	(64)
Noncontrolling interest, net of taxes	885	51	190	(181)
Net (loss) income attributable to Carver Bancorp, Inc.	$(361)	$(138)	$474	$687
(Loss) earnings per common share
Basic	$(0.10)	$(0.04)	$0.13	$0.19
Diluted	NA	NA	$0.13	$0.19

NOTE 19.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2014	2013
Assets
Cash on deposit with subsidiaries	$4,669	$4,654
Investment in subsidiaries	62,310	66,660
Other assets	70	48
Total assets	$67,049	$71,362

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	878	456
Other liabilities	1,230	768
Total liabilities	$15,511	$14,627

Stockholders’ equity	51,538	56,735
Total liabilities and stockholders’ equity	$67,049	$71,362

CONDENSED STATEMENTS OF INCOME

	Years Ended March 31,
$ in thousands	2014	2013	2012
Income
Equity in net income (loss) from subsidiaries	$14	$1,561	$(21,779)
Other income	29	35	50
Total income (loss)	43	1,596	(21,729)
Expenses
Interest expense on borrowings	450	471	467
Salaries and employee benefits	172	181	272
Shareholder expense	82	99	308
Other	175	183	631
Total expense	879	934	1,678
(Loss) income before income taxes	(836)	662	(23,407)
Income tax expense	—	—	—
Net income (loss)	$(836)	$662	$(23,407)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$(836)	$662	$(23,407)
Adjustments to reconcile net loss to net cash from operating activities:
Loss (equity) in net income of subsidiaries	(14)	(1,561)	21,779
Increase in account receivable from subsidiaries	(3)	(1)	(160)
Increase in other assets	(18)	(9)	(28)
Increase (decrease) in accounts payable to subsidiaries	422	399	(693)
Increase (decrease) in other liabilities	461	386	(17)
Other, net	3	33	(159)
Net cash provided by (used in) operating activities	15	(91)	(2,685)

Cash Flows From Investing Activities
Dividends received from Bank	—	—	247
Capital raise	—	—	51,432
Net cash provided by investing activities	—	—	51,679

Cash Flows From Financing Activities
Decrease in borrowings	—	—	(113)
Redemption of treasury stock, net	—	(30)	(122)
Push Down of Capital Raise	—	—	(44,000)
Net cash used in financing activities	—	(30)	(44,235)
Net increase (decrease) in cash	15	(121)	4,759
Cash and cash equivalents – beginning	4,654	4,775	16
Cash and cash equivalents – ending	$4,669	$4,654	$4,775

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weakness discussed below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

As of March 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). As a result of this assessment, we identified deficiencies in our internal control over financial reporting that we considered to represent a “material weakness". A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness in internal control over financial reporting related to the ongoing monitoring and evaluation of the design and conduct of internal controls associated with infrequent process activities, including changes related to the Company’s pension plan activities. As a result of the material weakness, errors were identified in the financial statements primarily related to pension costs associated with the termination of its pension plan. The Company recorded a material adjustment to its net periodic pension costs of $716 thousand for the fiscal year ended March 31, 2014.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Remediation Plan

With the oversight of senior management and our finance and audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of additional policies, improved processes, documented procedures and training related to infrequent processes.

(d) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter which this report relates, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company’s management is in the process of developing and implementing new processes and procedures to remediate the material weakness identified in the Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Company's definitive proxy statement to be filed in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statements of Financial Condition as of March 31, 2014 and 2013

3.	Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012

4.	Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2014, 2013 and 2012

5.	Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2014, 2013 and 2012

6.	Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012

7.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

July 15, 2014	By	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on July 15, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Deborah C. Wright	Chairman and Chief Executive Officer
Deborah C. Wright	(Principal Executive Officer)

/s/ David L. Toner	First Senior Vice President and Chief Financial Officer
David L. Toner	(Principal Accounting Officer and Principal Financial Officer)

/s/ Dr. Samuel J. Daniel	Director
Samuel J. Daniel

/s/ Ingrid LaMae deJongh	Director
Ingrid LaMae deJongh

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Lewis P. Jones III	Director
Lewis P. Jones III

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Janet Rollé	Director
Janet Rollé

/s/ Robert R. Tarter	Director
Robert R. Tarter

/s/ Susan M. Tohbe	Director
Susan M. Tohbe

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (10)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1) (*)
10.2	Carver Federal Savings Bank Retirement Income Plan, as amended and restated effective as of January 1, 1997 and as further amended through January 1, 2001 (6) (*)
10.3	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (6) (*)
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

(*)	Management Contract or Compensatory Plan.

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009.

(3)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(6)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(8)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

(9)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

(10)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(11)	Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(12)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.

(13)
Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 17, 2009.