Form 10-Q
period 2014-06-30
CARVER BANCORP INC
filed 2014-08-12
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, par value $0.01	3,696,060

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2014	March 31, 2014
$ in thousands except per share data	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$114,830	$115,239
Money market investments	6,569	7,315
Total cash and cash equivalents	121,399	122,554
Restricted cash	6,354	6,354
Investment securities:
Available-for-sale, at fair value	95,715	89,461
Held-to-maturity, at amortized cost (fair value of $8,940 and $8,971 at June 30, 2014 and March 31, 2014, respectively)	8,830	9,029
Total investments	104,545	98,490

Loans held-for-sale (“HFS”)	2,611	5,011

Loans receivable:
Real estate mortgage loans	355,062	362,888
Commercial business loans	35,481	26,930
Consumer loans	343	138
Loans, net	390,886	389,956
Allowance for loan losses	(7,066)	(7,233)
Total loans receivable, net	383,820	382,723
Premises and equipment, net	7,695	7,830
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,772	3,101
Accrued interest receivable	2,590	2,557
Other assets	12,315	11,218
Total assets	$644,101	$639,838

LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Savings	$97,443	$98,051
Non-interest bearing checking	51,948	53,232
Interest-bearing checking	28,401	24,271
Money market	135,920	127,655
Certificates of deposit	205,044	206,157
Total deposits	518,756	509,366
Advances from the FHLB-NY and other borrowed money	62,403	70,403
Other liabilities	10,024	8,900
Total liabilities	591,183	588,669

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,697,836 shares issued; 3,695,892 shares outstanding at June 30, 2014 and March 31, 2014)	61	61
Additional paid-in capital	56,115	56,114
Accumulated deficit	(44,397)	(44,570)
Treasury stock, at cost (1,944 shares at June 30, 2014 and March 31, 2014)	(417)	(417)
Accumulated other comprehensive loss	(3,210)	(4,768)
Total equity attributable to Carver Bancorp, Inc.	53,270	51,538
Non-controlling interest	(352)	(369)
Total equity	52,918	51,169
Total liabilities and equity	$644,101	$639,838
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2014	2013
Interest income:
Loans	$5,162	$4,915
Mortgage-backed securities	206	263
Investment securities	324	348
Money market investments	66	43
Total interest income	5,758	5,569

Interest expense:
Deposits	722	697
Advances and other borrowed money	270	313
Total interest expense	992	1,010

Net interest income	4,766	4,559
Provision for (recovery of) loan losses	(781)	831
Net interest income after provision for loan losses	5,547	3,728

Non-interest income:
Depository fees and charges	896	912
Loan fees and service charges	95	299
Gain on sale of securities	4	278
Gain on sales of loans, net	—	490
Gain (loss) on real estate owned	4	(48)
Lower of cost or market adjustment on loans held-for-sale	—	(69)
Other	204	266
Total non-interest income	1,203	2,128

Non-interest expense:
Employee compensation and benefits	2,787	2,368
Net occupancy expense	885	871
Equipment, net	175	175
Data processing	277	356
Consulting fees	88	120
Federal deposit insurance premiums	238	309
Other	2,094	1,081
Total non-interest expense	6,544	5,280

Income before income taxes	206	576
Income tax expense	16	73
Consolidated net income	190	503
Less: Net income attributable to non-controlling interest	17	93
Net income attributable to Carver Bancorp, Inc.	$173	$410

Earnings per common share:
Basic	$0.05	$0.11
Diluted	$0.05	$0.11
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2014	2013
Net income attributable to Carver Bancorp, Inc.	$173	$410

Other comprehensive income (loss), net of tax:
Change in unrealized loss of securities available-for-sale	1,562	(4,119)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	4	278
Total other comprehensive income (loss), net of tax	1,558	(4,397)

Total comprehensive income (loss), net of tax attributable to Carver Bancorp, Inc.	$1,731	$(3,987)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended June 30, 2014
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Non-controlling interest	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance — March 31, 2014	$45,118	$61	$56,114	$(417)	$(369)	$(44,570)	$(4,768)	$51,169
Net income attributable to Carver Bancorp, Inc.	—	—	—	—	—	173	—	173
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	1,558	1,558
Income attributable to non-controlling interest	—	—	—	—	17	—	—	17
Stock based compensation expense	—	—	1	—	—	—	—	1
Balance — June 30, 2014	$45,118	$61	$56,115	$(417)	$(352)	$(44,397)	$(3,210)	$52,918
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before attribution to noncontrolling interests	$190	$503
Net income attributable to noncontrolling interests, net of taxes	17	93
Net income attributable to Carver Bancorp, Inc.	173	410

Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	(781)	831
Stock based compensation expense	1	1
Depreciation and amortization expense	122	279
Loss on real estate owned	(4)	48
Gain on sale of securities, net	(4)	(278)
Gain on sale of loans, net	—	(490)
Amortization and accretion of loan premiums and discounts and deferred charges	(111)	(59)
Amortization and accretion of premiums and discounts — securities	66	(756)
Market adjustment on held-for-sale loans	—	69
Proceeds from sale of loans held-for-sale	—	9,247
Assets repurchased from third parties	—	(697)
Increase in accrued interest receivable	(33)	(170)
Decrease (increase) in other assets	2,303	(8,955)
Increase (decrease) in other liabilities	1,140	(824)
Net cash provided by operating activities	2,872	(1,344)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(5,534)	(30,180)
Proceeds from principal payments, maturities, calls and sales of investments: Available-for-sale	784	21,347
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	192	652
Originations of loans held-for-investment	(14,721)	(18,061)
Principal collections on loans	13,519	26,060
Proceeds on sale of loans	—	242
Decrease in restricted cash	—	4,110
Purchase (redemption) of FHLB-NY stock	330	(363)
Purchase of premises and equipment	13	(7)
Net cash provided by (used in) investing activities	(5,417)	3,800
CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,390	(10,249)
Net (decrease) increase in FHLB-NY advances and other borrowings	(8,000)	11,000
Net cash provided by financing activities	1,390	751
Net (decrease) increase in cash and cash equivalents	(1,155)	3,207
Cash and cash equivalents at beginning of period	122,554	104,646
Cash and cash equivalents at end of period	$121,399	$107,853

Supplemental cash flow information:
Noncash financing and investing activities
Change in unrealized loss on valuation of available-for-sale investments, net	$1,559	$(4,397)
Transfers from loans held-for-investment to loans held-for-sale	$—	$5,435
Transfers to real estate owned	$2,434	$290

Cash paid for-
Interest	$881	$988
Income taxes	$20	$22
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., CCDC, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. The consolidated balance sheet at June 30, 2014 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2014 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2014	2013
Earnings per common share
Net income available to common shareholders of Carver Bancorp, Inc.	$173	$410
Weighted average common shares outstanding	3,696,225	3,695,966
Basic earnings per common share	$0.05	$0.11
Diluted earnings per common share	$0.05	$0.11

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

On October 28, 2011, the Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to common and Series D preferred stock is now reported as equity attributable to Carver Bancorp, Inc. The holders of the Series D Preferred Stock are entitled to receive dividends, on an as-converted basis, simultaneously to the payment of any dividends on the common stock.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the three months ended June 30, 2014 and 2013:

		Other
Three months ended June 30, 2014	At	Comprehensive	At
$ in thousands	March 31, 2014	Income, net of tax	June 30, 2014
Net unrealized loss on securities available-for-sale	$(4,768)	$1,558	$(3,210)
Accumulated other comprehensive loss	$(4,768)	$1,558	$(3,210)

		Other
Three months ended June 30, 2013	At	Comprehensive	At
$ in thousands	March 31, 2013	Income, net of tax	June 30, 2013
Net unrealized loss on securities available-for-sale	$1,064	$(4,397)	$(3,333)
Net unrealized loss on pension liability	(501)	—	(501)
Accumulated other comprehensive loss	$563	$(4,397)	$(3,834)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

$ in thousands	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Affected Line Item in the Consolidated Statement of Operations
Reclassification adjustment for sales of available-for-sale securities, net of tax	4	278	Gain on sale of securities
Total reclassifications for the period	$4	$278

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopics 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2014, $95.7 million, or 91.6%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $8.8 million, or 8.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2014.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2014:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,909	$—	$(241)	$5,668
Federal Home Loan Mortgage Corporation	11,809	8	(314)	11,503
Federal National Mortgage Association	10,619	2	(247)	10,374
Other	48	—	—	48
Total mortgage-backed securities	28,385	10	(802)	27,593
U.S. Government Agency Securities	55,010	1	(2,079)	52,932
Other investments	15,533	—	(343)	15,190
Total available-for-sale	98,928	11	(3,224)	95,715
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,576	242	—	3,818
Federal National Mortgage Association	5,254	—	(132)	5,122
Total held-to-maturity mortgage-backed securities	8,830	242	(132)	8,940
Total securities	$107,758	$253	$(3,356)	$104,655
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2014:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,972	$—	$(307)	$5,665
Federal Home Loan Mortgage Corporation	12,160	—	(564)	11,596
Federal National Mortgage Association	10,897	—	(466)	10,431
Other	49	—	—	49
Total mortgage-backed securities	29,078	—	(1,337)	27,741
U.S. Government Agency Securities	55,155	—	(2,966)	52,189
Other investments	10,000	—	(469)	9,531
Total available-for-sale	94,233	—	(4,772)	89,461
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,743	225	—	3,968
Federal National Mortgage Association	5,079	—	(283)	4,796
Total held-to-maturity mortgage-backed securities	8,822	225	(283)	8,764
Other	207	—	—	207
Total held-to-maturity	9,029	225	(283)	8,971
Total securities	$103,262	$225	$(5,055)	$98,432
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2014 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(802)	$25,707	$(802)	$25,707
U.S. Government Agency Securities	—	—	(2,079)	45,931	(2,079)	45,931
Other investments	—	—	(343)	9,657	(343)	9,657
Total available-for-sale securities	—	—	(3,224)	81,295	(3,224)	81,295

Held-to-Maturity:
Mortgage-backed securities	—	—	(132)	4,923	(132)	4,923
Total held-to-maturity securities	—	—	(132)	4,923	(132)	4,923
Total securities	$—	$—	$(3,356)	$86,218	$(3,356)	$86,218

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2014 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(322)	$7,569	$(1,015)	$20,123	$(1,337)	$27,692
U.S. Government Agency Securities	(1,646)	34,074	(1,320)	18,115	(2,966)	52,189
Other investments	(469)	9,531	—	—	(469)	9,531
Total available-for-sale securities	(2,437)	51,174	(2,335)	38,238	(4,772)	89,412

Held-to-Maturity:
Mortgage-backed securities	(283)	4,796	—	—	(283)	4,796
Total held-to-maturity securities	(283)	4,796	—	—	(283)	4,796
Total securities	$(2,720)	$55,970	$(2,335)	$38,238	$(5,055)	$94,208

A total of 29 securities had an unrealized loss at June 30, 2014 compared to 34 at March 31, 2014. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 56.5% and 31.6% of total available-for-sale securities in an unrealized loss position at June 30, 2014. There were seventeen mortgage-backed securities and nine U.S. Government Agency securities in an unrealized loss position that had an unrealized loss for more than 12 months at June 30, 2014. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At June 30, 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at June 30, 2014, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$5,533	$5,533	0.25%
One through five years	8,000	7,995	0.98%
Five through ten years	24,106	23,153	1.65%
After ten years	61,289	59,034	2.07%
Total	$98,928	$95,715	1.77%

Held-to-maturity:
Five through ten years	$5,056	$4,924	2.37%
After ten years	3,774	4,016	3.72%
Total	$8,830	$8,940	2.95%

NOTE 7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The loans receivable portfolio is segmented into one-to-four family, multifamily mortgage, commercial real estate, construction, business (including Small Business Administration loans), and consumer loans.

The allowance for loan and lease loss ("ALLL") reflects management’s judgment in the evaluation of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to calculate the ALLL each quarter. To determine the total ALLL, management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis.

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

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at June 30, 2014 and March 31, 2014:

	June 30, 2014		March 31, 2014
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$108,625	28%	$111,220	29%
Multifamily	45,395	12%	47,399	12%
Commercial real estate	195,542	50%	198,808	51%
Construction	5,102	1%	5,100	1%
Business	35,664	9%	27,149	7%
Consumer (1)	343	—%	138	—%
Total loans receivable	$390,671	100%	$389,814	100%

Add:
Premium on loans	897		957
Less:
Deferred fees and loan discounts,net	(682)		(815)
Allowance for loan losses	(7,066)		(7,233)
Total loans receivable, net	$383,820		$382,723
(1) Includes personal loans

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2014 and 2013, and the fiscal year ended March 31, 2014.

Three months ended June 30, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	83	—	—	—	—	—	83
Recoveries	354	8	201	—	133	1	697
Provision for Loan Losses	275	20	(1,223)	201	(58)	4	(781)
Ending Balance	$3,923	$336	$813	$201	$1,780	$13	$7,066

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,838	158	792	201	1,166	12	5,167
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	1,085	178	21	—	614	1	1,899

Loan Receivables Ending Balance	$109,572	$45,521	$194,897	$5,072	$35,481	$343	$390,886
Ending Balance: collectively evaluated for impairment	102,756	44,085	190,571	5,072	30,702	338	373,524
Ending Balance: individually evaluated for impairment	6,816	1,436	4,326	—	4,779	5	17,362

Fiscal year ended March 31, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	2,887	98	574	—	966	15	4,540
Recoveries	534	31	—	149	486	10	1,210
Provision for Loan Losses	2,234	(33)	(889)	(149)	(1,574)	(15)	(426)
Ending Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,857	216	1,580	—	941	8	5,602
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	520	92	255	—	764	—	1,631

Loan Receivables Ending Balance:	$112,191	$47,525	$198,101	$5,070	$26,931	$138	389,956
Ending Balance: collectively evaluated for impairment	105,719	45,285	189,317	5,070	21,926	137	367,454
Ending Balance: individually evaluated for impairment	6,472	2,240	8,784	—	5,005	1	22,502

Three months ended June 30, 2013
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	617	—	512	—	393	17	1,539
Recoveries	—	10	—	—	24	2	36
Provision for Loan Losses	1,416	(173)	205	167	(787)	3	831
Ending Balance	$4,295	$245	$2,991	$167	$2,603	$16	$10,317

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,734	246	1,820	167	2,136	15	8,118
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	561	—	1,171	—	467	—	2,199

Loan Receivables Ending Balance:	$72,099	$57,572	$186,688	$5,759	$33,302	$247	$355,667
Ending Balance: collectively evaluated for impairment	64,788	56,956	176,501	5,100	27,291	247	330,883
Ending Balance: individually evaluated for impairment	7,311	616	10,187	659	6,011	—	24,784

The following is a summary of nonaccrual loans at June 30, 2014 and March 31, 2014.

$ in thousands	June 30, 2014	March 31, 2014
Gross loans receivable:
One-to-four family	$2,651	$2,301
Multifamily	671	2,240
Commercial real estate	3,979	7,024
Business	818	993
Consumer	5	1
Total nonaccrual loans	$8,124	$12,559

Nonaccrual loans decreased $4.4 million, or 35.3%, to $8.1 million at June 30, 2014 from $12.6 million at March 31, 2014.

Non-performing loans at June 30, 2014, were comprised of $5.1 million of loans 90 days or more past due and non-accruing, and included $3.0 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

Non-performing loans at March 31, 2014, were comprised of $9.0 million of loans 90 days or more past due and non-accruing, and included $3.0 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

At June 30, 2014, other non-performing assets totaled $6.7 million which consisted of other real estate owned and held-for-sale loans. At June 30, 2014, other real estate owned valued at $4.1 million comprised of ten foreclosed properties, compared to $1.4 million comprised of eight properties at March 31, 2014. At June 30, 2014, held-for-sale loans totaled $2.6 million, compared to $5.0 million at March 31, 2014.

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

As of June 30, 2014, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$44,027	$187,418	$5,072	$30,033
Special Mention	—	2,744	—	138
Substandard	1,494	4,735	—	5,310
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$45,521	$194,897	$5,072	$35,481

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$106,921	$338
Non-Performing			2,651	5
Total			$109,572	$343

As of March 31, 2014, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$46,028	$184,850	$5,070	$20,638
Special Mention	—	7,129	—	1,295
Substandard	1,497	6,122	—	4,998
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$47,525	$198,101	$5,070	$26,931

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$109,890	$137
Non-Performing			2,301	1
Total			$112,191	$138

The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2014 and March 31, 2014.

June 30, 2014
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$970	$438	$1,887	$3,295	$106,277	$109,572
Multifamily	—	—	671	671	44,850	45,521
Commercial real estate	989	778	2,208	3,975	190,922	194,897
Construction	—	—	—	—	5,072	5,072
Business	—	76	788	864	34,617	35,481
Consumer	9	1	5	15	328	343
Total	$1,968	$1,293	$5,559	$8,820	$382,066	$390,886

March 31, 2014
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$244	$888	$1,863	$2,995	$109,196	112,191
Multifamily	444	—	2,240	2,684	44,841	47,525
Commercial real estate	3,133	292	3,891	7,316	190,785	198,101
Construction	—	—	—	—	5,070	5,070
Business	—	131	993	1,124	25,807	26,931
Consumer	2	2	1	5	133	138
Total	$3,823	$1,313	$8,988	$14,124	$375,832	$389,956

The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2014 and March 31, 2014.

	At June 30, 2014			At March 31, 2014
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	728	979	—	$639	$893	—
Multifamily	—	—	—	—	—	—
Commercial real estate	2,118	2,291	—	3,972	4,147	—
Construction	—	—	—	—	—	—
Business	1,009	1,009	—	341	402	—
Consumer	—	—	—	—	—	—
With an allowance recorded:
One-to-four family residential	6,088	6,219	1,085	$5,833	$5,958	$520
Multi-family mortgage	1,436	1,436	178	2,240	2,240	92
Commercial real estate	2,208	2,208	21	4,812	5,023	255
Business	3,770	3,770	614	4,664	4,664	764
Consumer and other	5	5	1
Total	17,362	17,917	1,899	22,501	23,327	1,631

The following tables presents information on average balances on impaired loans and the interest income recognized for the three month period ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,
	2014		2013
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family residential	$729	$7	$1,740	$1
Multi-family mortgage	—	—	616	—
Commercial real estate	2,124	61	8,781	54
Construction	—	—	945	—
Business	1,022	64	1,648	7
Consumer and other	—	—	—	—
With an allowance recorded:
One-to-four family residential	$6,089	$31	$5,100	$37
Multi-family mortgage	1,437	9	—	—
Commercial real estate	2,215	20	4,531	5
Business	3,413	55	4,545	36
Consumer and other	5	—	—	—
Total	17,034	247	27,906	140

In certain circumstances, the Bank will modify a loan as part of a troubled debt restructure ("TDR") under ASC Subtopic 310-40 and the related allowance under ASC Subtopic 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

There were no TDR modifications made during the three month period ended June 30, 2014.

The following table presents an analysis of those loan modifications that were classified as TDRs during the three month period ended June 30, 2013:

	Modifications to loans during the three month period ended
	June 30, 2013

$ in thousands	Number of loans	Pre- modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family residential	1	$551	$484	7.50%	5.50%
Business	1	$919	$919	6.00%	6.00%
Total	2	$1,470	$1,403

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the three month period ended June 30, 2013, one loan of $551 thousand was modified with an interest rate concession of 2% and one loan of $919 thousand was extended.

For the period ended June 30, 2014, there were no modified loans that subsequently defaulted within the last 12 months. For the period ended June 30, 2013, one modified business loan with an outstanding balance of $1.2 million subsequently defaulted within the following 12 month period.

At June 30, 2014, there were 13 loans in the TDR portfolio totaling $5.6 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2014, there were 14 loans in the performing TDR portfolio totaling $6.3 million.
At June 30, 2014 and 2013, there were no loans to officers or directors of the Company.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2014 and March 31, 2014, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$250	250
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,668	—	5,668
Federal Home Loan Mortgage Corporation	—	11,503	—	11,503
Federal National Mortgage Association	—	10,374	—	10,374
Other		—	48	48
U.S. Government Agency Securities	—	52,932	—	52,932
Other investments	—	15,190	—	15,190
Total available-for-sale securities	—	95,667	48	95,715
Total assets	$—	$95,667	$298	$95,965

	Fair Value Measurements at March 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$265	265
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,665	—	5,665
Federal Home Loan Mortgage Corporation	—	11,596	—	11,596
Federal National Mortgage Association	—	10,431	—	10,431
Other	—	—	49	49
U.S. Government Agency securities	—	52,189	—	52,189
Other investments	—	9,531	—	9,531
Total available-for-sale securities	—	89,412	49	89,461
Total assets	$—	$89,412	$314	$89,726

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and certain mortgage-backed securities. Level 3 assets accounted for 0.05% of the Company’s total assets at June 30, 2014 and March 31, 2014.

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

In the three month period ended June 30, 2014, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2014 and 2013:

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2014	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2014
Securities Available-for-Sale	$49	$—	$(1)	$—	$48	$—

Mortgage servicing rights	265	(15)	—	—	250	(15)

$ in thousands	Beginning balance, April 1, 2013	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2013	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2013
Securities Available-for-Sale	$50	$—	$—	$—	$50	$—

Mortgage servicing rights	275	—	—	—	275	—
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2014 and March 31, 2014, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,611	$—	$2,611
Impaired loans with a specific reserve allocated	$—	$—	$11,608	$11,608
Other real estate owned	$—	4,124	—	$4,124

	Fair Value Measurements at March 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$5,011	$—	$5,011
Impaired loans with a specific reserve allocated	$—	$—	$8,115	$8,115
Other real estate owned	$—	$1,369	$—	$1,369

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended June 30, 2014 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2014 and March 31, 2014 are as follows:

	June 30, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	121,399	$121,399	121,399	—	—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	95,715	95,715	—	95,667	48
FHLB Stock	2,772	2,772	—	2,772	—
Securities held-to-maturity	8,830	8,940	—	8,940	—
Loans receivable	383,820	383,089	—	—	383,089
Loans held-for-sale	2,611	2,611	—	2,611	—
Accrued interest receivable	2,590	2,590	—	2,590	—
Mortgage servicing rights	250	250	—	—	250
Financial Liabilities:
Deposits	518,756	$503,391	297,850	205,541	—
Advances from FHLB of New York	44,000	45,197	—	45,197	—
Other borrowed money	18,403	18,919	—	18,919	—

	March 31, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	122,554	122,554	122,554	—	—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	89,461	89,461	—	89,412	49
FHLB Stock	3,101	3,101	—	3,101	—
Securities held-to-maturity	9,029	8,971	—	8,971	—
Loans receivable	382,723	382,604	—	—	382,604
Loans held-for-sale	5,011	5,011	—	5,011	—
Accrued interest receivable	2,557	2,557	—	2,557	—
Mortgage servicing rights	265	265	—	—	265
Financial Liabilities:
Deposits	509,366	493,922	287,767	206,155	—
Advances from FHLB of New York	52,000	53,294	—	53,294	—
Other borrowed money	18,403	18,915	—	18,915	—

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

FHLB Stock

Ownership in equity securities of the FHLB is restricted and there is no established market for resale. The carrying amount is at cost, which is the estimated fair value, and is classified as Level 2.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of June 30, 2014 and March 31, 2014. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF ACCOUNTING STANDARDS AND INTERPRETATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
the ability of the Company and its subsidiary, Carver Federal, to comply with regulatory orders that may be imposed upon the Bank and Company, and the effect on operations resulting from restrictions that may be and are set forth in the regulatory orders;

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

•
changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board, or the Public Company Accounting Oversight Board, could negatively impact the Company's financial results;

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

Because forward-looking statements are subject to numerous assumptions, risks and uncertainties, actual results or future events could differ possibly materially from those that the company anticipated in its forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-

Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as legally required. For a discussion of additional factors that could adversely affect the Company’s future performance, see “(Part I. Financial Information) Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “(Part II. Other information) Item 1A — Risk Factors."

Overview

The Company is the holding company for Carver Federal, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its ten branches and four stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment areas needs through its community development lending, investing and service activities. The Bank had approximately $644.1 million in assets and employed 133 employees as of June 30, 2014.

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

Carver Federal offers loan products covering a variety of asset classes, including commercial, multifamily and residential mortgages, construction loans and business loans.  The Bank finances mortgage and loan products through deposits or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2014, all three award allocations have been fully utilized in qualifying projects.

The Bank's VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	14,600	—	14,600	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,311	15,311	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,576	10,576	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,064	10,064	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,745	20,745	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,891	10,891	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,285	12,285	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,338	12,338	—	1	—	4,875	4,876
Total	$5,850	$149,000	$14,600	$118,892	$133,492	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed above.

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2014 included in its 2014 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2014 Form 10-K.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of $0 since it has recorded a full valuation allowance on its DTA.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2014, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the first quarter of fiscal year 2015. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Equity Transactions

On October 25, 2011, Carver's stockholders voted and approved a 1-for-15 reverse stock split. A separate vote of stockholder approval was given to convert the Series C preferred stock into Series D preferred stock and common stock and exchange the Treasury CDCI Series B preferred stock for common stock.

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

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2014.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $8.0 million to $62.4 million at June 30, 2014 from $70.4 million at March 31, 2014 as the growth in deposits replaced maturing short-term borrowings. At June 30, 2014, the Bank had $44.0 million in borrowings with a weighted average rate of 1.03% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At June 30, 2014, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $25.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2014 and March 31, 2014, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $121.4 million and $122.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2014, total cash and cash equivalents decreased $1.2 million to $121.4 million at June 30, 2014, compared to $122.6 million at March 31, 2014, reflecting cash provided by operating activities of $2.9 million, cash provided by financing activities of $1.4 million, and cash used in investing activities of $5.4 million.

Net cash provided by operating activities of $2.9 million was primarily due to receipt of proceeds from sales of securities in the prior quarter. Net cash provided by financing activities of $1.4 million resulted from an increase in deposits of $9.4 million, offset by a net decrease in FHLB-NY advances and other borrowings of $8.0 million. Net cash used in investing activities of $5.4 million was primarily the result of outflows related to $5.5 million of short-term investment purchases during the quarter.

The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.

The table below presents the capital position of the Bank at June 30, 2014 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
	Ratio	Ratio	Ratio
GAAP Capital at June 30, 2014	$63,839	$63,839	$63,839
Add:
General valuation allowances	—	—	4,809
Qualifying subordinated debt	—	—	5,000
Other	(25)	(25)	(25)
Deduct:
Unrealized gains on securities available-for-sale, net	(3,210)	(3,210)	(3,210)
Regulatory Capital	67,024	67,024	76,833
Minimum Capital requirement	58,290	49,703	49,703
Regulatory Capital Excess	$8,734	$17,321	$27,130
Capital Ratios	10.35%	17.53%	20.10%

Bank Regulatory Matters

As discussed previously, on February 7, 2011, the Bank and the Company consented to enter into the Orders with the OTS. The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets, and that its earnings were inadequate to augment its capital.

The Orders included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. At June 30, 2014, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.35%, Tier 1 risk-based capital ratio of 17.53%, and a total risk-based capital ratio of 20.10%.

Under the Orders, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval. On October 18, 2011, the Company received approval from the Federal Reserve Bank to pay all outstanding dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program of the U.S. Treasury. These payments were made in connection with the U.S. Treasury, on October 28, 2011, exchanging the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, and 2014, three, ten and six loans, respectively, were repurchased by the Bank.  During the first quarter of fiscal 2015, there were no loans repurchased by the Bank. At June 30, 2014, the Bank continues to service 158 loans with a principal balance of $28.9 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2014(1)	$2,075
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	(6)
Open claims as of June 30, 2014(1)	$2,069
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. Reserves of $343 thousand at June 30, 2014 are reported in our consolidated statement of financial condition as a component of other liabilities.

The table below summarizes changes in our representation and warranty reserves during the first three months of fiscal 2015:

$ in thousands	June 30, 2014
Representation and warranty repurchase reserve, beginning of period (1)	287
Net provision for repurchase losses (2)	56
Net realized losses (2)	—
Representation and warranty repurchase reserve, end of period (1)	$343
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2014 and March 31, 2014

Assets

At June 30, 2014, total assets increased by $4.3 million, or 0.7%, to $644.1 million, compared to $639.8 million at March 31, 2014. The overall change was primarily due to increases of $6.1 million in the investment portfolio and $1.1 million in the loan portfolio net of the allowance for loan losses, offset by a decrease of $2.4 million in held-for-sale loans.

Total investment securities increased $6.0 million, or 6.1%, to $104.5 million at June 30, 2014, compared to $98.5 million at March 31, 2014. The increase is due to an increase of $6.3 million in available-for-sale securities, primarily $5.5 million in short-term investments.

Net loans receivable increased $930 thousand, or 0.2%, to $390.9 million at June 30, 2014, compared to $390.0 million at March 31, 2014. The majority of the increase resulted from loan originations and advances of $15.0 million, offset by $13.8 million of principal repayments and loan payoffs, across all loan classifications.

HFS loans decreased $2.4 million, or 47.9%, to $2.6 million at June 30, 2014, due to transfer of one loan into Real Estate Owned.

Liabilities and Equity

Total liabilities increased $2.5 million, or 0.4%, to $591.2 million at June 30, 2014, compared to $588.7 million at March 31, 2014.

Deposits increased $9.4 million, or 1.8%, to $518.8 million at June 30, 2014, compared to $509.4 million at March 31, 2014, following increases in money market and interest-bearing checking accounts, partially offset by lower non-interest-bearing and certificates of deposits.

Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money decreased $8.0 million, or 11.4%, to $62.4 million at June 30, 2014, compared to $70.4 million at March 31, 2014, as growth in deposits replaced maturing short-term borrowings.

Total equity increased $1.7 million, or 3.4%, to $52.9 million at June 30, 2014, compared to $51.2 million at March 31, 2014. The majority of the increase was due to a $1.6 million change in unrealized losses on investments and net income earned for the three month period.

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
The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Fiscal 2014 Form 10-K.

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2014:

$ in thousands
Commitments to fund mortgage loans	$6,663
Commitments to fund commercial and consumer loans	1,050
Lines of credit	6,861
Letters of credit	244
Total	$14,818

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Overview

The Company reported net income of $173 thousand for the three months ended June 30, 2014, compared to net income of $410 thousand for the comparative prior year period. Earnings per share for the quarter ended June 30, 2014 was $0.05, compared to earnings per share of $0.11 for the prior year period. The primary driver of the change was attributed to non-recurring gains on sales of loans and investments, an insurance recovery, and release of FNMA repurchase reserves in the prior year period, partially offset by recoveries of previously charged-off loans versus a provision in the prior year period, and improved net interest income in the current quarter.

The following table reflects selected operating ratios for the three months ended June 30, 2014 and 2013 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2014		2,013
Return on average assets (1)	0.11%		0.27%
Return on average stockholders' equity (2)	1.23%		2.83%
Net interest margin (3)	3.11%		3.19%
Interest rate spread (4)	2.97%		3.05%
Efficiency ratio (5) (8)	109.63%		78.96%
Operating expenses to average assets (6)	4.20%		3.51%
Average stockholders' equity to average assets (7)	9.07%		9.64%
Average interest-earning assets to average interest-bearing liabilities	1.21	x	1.19	x

(1) Net income (loss), annualized, divided by average total assets.
(2) Net income (loss), annualized, divided by average total stockholders' equity (excludes accumulated other comprehensive income (loss) and noncontrolling interest).
(3) Net interest income, annualized, divided by average interest-earning assets.
(4) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(5) Operating expense divided by sum of net interest income and non-interest income.
(6) Non-interest expense, annualized, divided by average total assets.
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

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and further affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves.

Net interest income increased by $207 thousand, or 4.5%, to $4.8 million for the three months ended June 30, 2014, compared to $4.6 million for the comparative prior year period. The variance was predominantly due to an increase in interest income of $189 thousand for the quarter, which primarily stemmed from an increase in loan interest income of $247 thousand to $5.2 million from $4.9 million for the prior year period due to an increase in average loans.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2014 and 2013. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended June 30,
	2014			2013
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$397,811	$5,162	5.19%	$365,706	$4,915	5.38%
Mortgage-backed securities	36,857	206	2.24%	57,968	263	1.81%
Investment securities	52,953	247	1.87%	62,832	274	1.74%
Restricted cash deposit	6,354	—	0.03%	9,266	1	0.03%
Equity securities (2)	1,917	24	5.02%	1,957	19	3.89%
Other investments and federal funds sold	116,276	119	0.41%	74,076	97	0.53%
Total interest-earning assets	612,168	5,758	3.76%	571,805	5,569	3.90%
Non-interest-earning assets	10,600			29,899
Total assets	$622,768			$601,704

Interest-Bearing Liabilities:
Deposits:
Interest-bearing checking	$23,837	$10	0.17%	$26,423	$10	0.15%
Savings and clubs	97,992	64	0.26%	97,997	65	0.27%
Money market	133,237	157	0.47%	114,440	132	0.46%
Certificates of deposit	205,133	482	0.94%	193,260	480	1.00%
Mortgagors deposits	2,277	9	1.59%	2,248	10	1.78%
Total deposits	462,476	722	0.63%	434,368	697	0.64%
Borrowed money	43,612	270	2.48%	45,001	313	2.79%
Total interest-bearing liabilities	506,088	992	0.79%	479,369	1,010	0.85%
Non-interest-bearing liabilities:
Demand	55,299			56,472
Other liabilities	8,707			8,698
Total liabilities	570,094			544,539
Non-controlling interest	(369)			(256)
Stockholders' equity	53,043			57,421
Total liabilities & equity	$622,768			$601,704
Net interest income		$4,766			$4,559

Average interest rate spread			2.97%			3.05%

Net interest margin			3.11%			3.19%

(1) Includes non-accrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income increased by $189 thousand, or 3.4%, to $5.8 million for the three months ended June 30, 2014, compared to $5.6 million for the prior year quarter, primarily attributable to an increase in the average balances of loans and other investments, offset slightly by a decrease in average yield. Average loans increased $32.1 million, or 8.8%, compared to the average balance for the prior year quarter, and the average balance for other investments and federal funds sold increased $42.2 million, or 57.0%. A change in loan mix with higher one-to-four family loans and lower multifamily loans, led to a lower average yield on loans.

Interest Expense

Interest expense decreased $18 thousand, or 1.8%, to $992 thousand for the three months ended June 30, 2014, compared to $1.0 million for the prior year quarter, following lower rates paid on certificates of deposits, and restructuring of certain long-term borrowings. The average rate on interest-bearing liabilities decreased by 5 basis points to 0.79% for the quarter ended June 30, 2014, compared to 0.85% for the prior year quarter.

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

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2014 and 2013 and the fiscal year-end March 31, 2014:

$ in thousands	Three Months Ended June 30, 2014	Fiscal Year Ended March 31, 2014	Three Months Ended June 30, 2013
Beginning Balance	7,233	$10,989	$10,989
Less: Charge-offs	83	4,540	1,539
Add: Recoveries	697	1,210	36
Provision for (Recovery of) Loan Losses	(781)	(426)	831
Ending Balance	$7,066	$7,233	$10,317

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.15)%	0.86%	0.41%
Allowance to total loans	1.81%	1.85%	2.90%
Allowance to non-performing loans	87.0%	57.6%	53.0%

The Company recorded a $781 thousand recovery of loan losses for the three months ended June 30, 2014, compared to a $831 thousand provision for the prior year quarter. Net recoveries of $614 thousand were recognized compared to net charge-offs of $1.5 million in the prior year period. Recoveries in the current period related to previously charged-off loans. Charge-offs in the prior period related to impaired loans and loans that were moved to HFS.

At June 30, 2014, nonaccrual loans totaled $8.1 million, or 1.26% of total assets compared to $12.6 million or 1.96% of total assets at March 31, 2014. The ALLL was $7.1 million at June 30, 2014, which represents a ratio of the ALLL to non-accrual loans of 87.0% compared to $7.2 million at March 31, 2014 which represents a ratio of 57.6%. The ratio of the ALLL to total loans was 1.8% at June 30, 2014, a decrease from 1.9% at March 31, 2014.

Non-performing Assets

Non-performing assets consist of nonaccrual loans, loans held-for-sale and property acquired in settlement of loans, including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the SBA. Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2014, loans classified as TDR totaled $8.6 million, of which $5.6 million were classified as performing. At March 31, 2014, loans classified as TDR totaled $9.2 million, of which $6.3 million were classified as performing.

At June 30, 2014, non-performing assets totaled $14.9 million, or 2.3% of total assets compared to $18.9 million, or 2.96% of total assets at March 31, 2014.

The following table sets forth information with respect to the Bank’s non-performing assets for the past five quarter-end periods:

CARVER BANCORP, INC. AND SUBSIDIARIES
Non Performing Asset Table

$ in thousands	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,651	$2,301	$3,736	$4,343	$6,666
Multifamily	671	2,240	1,363	758	659
Commercial real estate	3,979	7,024	8,702	10,503	8,091
Construction	—	—	—	75	693
Business	818	993	1,120	2,457	3,350
Consumer	5	1	1	4	—
Total nonaccrual loans	8,124	12,559	14,922	18,140	19,459
Other non-performing assets (2):
Real estate owned	4,124	1,369	1,423	970	946
Loans held-for-sale	2,611	5,011	7,678	7,854	9,709
Total other non-performing assets	6,735	6,380	9,101	8,824	10,655
Total non-performing assets (3)	$14,859	$18,939	$24,023	$26,964	$30,114

Accruing loans contractually past maturity > 90 days (4)	—	$—	$42	$62	$111

Non-performing loans to total loans	2.08%	3.22%	3.80%	4.55%	5.47%
Non-performing assets to total assets	2.31%	2.96%	3.76%	4.25%	4.75%
Allowance to total loans	1.81%	1.85%	2.14%	2.36%	2.90%
Allowance to non-performing loans	86.98%	57.59%	56.39%	51.81%	53.02%
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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2014, there were $5.6 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans which have FICO scores of 660 or less). At June 30, 2014, the Bank had $9.7 million in subprime loans, or 2.5% of its total loan portfolio, of which $1.1 million are non-performing loans.

Non-Interest Income

Non-interest income for the three months ended June 30, 2014 decreased $925 thousand, or 43.5%, to $1.2 million in the first quarter, compared to $2.1 million for the prior year quarter. The decrease is attributable to higher gains on sales of loans and securities in the prior year period and lower fees on loan refinancings in the current period.

Non-Interest Expense

Non-interest expense increased $1.2 million, or 23.9%, to $6.5 million for the three months ended June 30, 2014, compared to $5.3 million in the prior year quarter. The increase was due to higher employee compensation and benefit expense and higher other non-interest expense attributed to a higher reserve for FNMA repurchases in the current period and a non-recurring insurance recovery in the prior period.

Income Tax Expense

The income tax expense was $16 thousand for the three months ended June 30, 2014, compared to $73 thousand in the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2014, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.

Based on the foregoing evaluation, and in light of the identified material weakness disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014 filed July 15, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014. The material weakness in internal control over financial reporting related to the ongoing monitoring and evaluation of the design and conduct of internal controls associated with infrequent process activities, including changes related to the Company’s pension plan activities.

(b) Remediation Plan

With the oversight of senior management and our finance and audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of additional policies, improved processes, documented procedures and training related to infrequent processes. We expect the remediation plan to be fully implemented by September 30, 2014.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter which this report relates, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company’s management is in the process of developing and implementing new processes and procedures to remediate the material weakness identified in the Annual Report on Form 10-K for the year ended March 31, 2014.

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

The Bank was a defendant in two lawsuits that were settled during the prior fiscal year: (i) an action brought by a loan participant alleging gross negligence and breach of contract in the manner in which the Bank serviced the loan, and (ii) a lawsuit brought by a former employee alleging unlawful termination. These legal settlements did not have a material impact on the financial condition of the Company.

Other legal actions remain pending. In September 2010, the New York State Department of Labor (“DOL”) Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by the Bank, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  The Bank requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  The Bank continues to believe it has a meritorious case; however, the Appeals Board denied Carver's claims. A further appeal has been taken. This appeal is pending.

In another action, the construction contractor of one of the Bank's defaulted borrowers filed suit alleging that the Bank was responsible for construction costs incurred by the borrower and not paid. The Court has granted Carver's motion dismissing a large part of these claims and only a claim related to the construction retainage amount remain pending. The Bank continues to believe that it has a meritorious defense to the remaining claim and that this claim will also be dismissed. Moreover, the underlying loan was sold by the Bank and the Bank holds a potential indemnification claim against the note sale purchaser.

In another matter, the Bank was served with a summons and proposed third party complaint in an action alleging vague claims of fraud.  This involves a loan sold by Carver in 2007.  Carver has opposed the attempt to add Carver to the litigation.  Without addressing Carver's substantive arguments, the Court has partially permitted the amended filing. If opposing counsel rejects Carver's demand to remove claims against Carver from the action and motion to dismiss will be filed. Carver and its counsel believe that Carver will have no exposure in this case

Finally, the Bank is a defendant in two personal injury actions for which insurance coverage exists in the event the Bank is found liable and a third action involving allegedly forged checks in which another bank has assumed Carver's defense and agreed to indemnify Carver.

In accordance with ASC Topic 450, Carver has accrued $30,000 for these lawsuits.

Item 1A.	Risk Factors

The following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (“Form 10-K”). The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K. The risks described below and in our Form 10-K are not the only risks facing the Company. Additional risks not presently known to the Company, or that we currently deem immaterial, may also adversely affect the Company’s business, financial condition or results of operations.

An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, in addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”)

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing so, incur any loss directly. Prior to December 31, 2009, the Bank originated and sold loans to the Federal National Mortgage Association (“FNMA”). During fiscal years 2012 through 2015, the Bank has been obligated to repurchase 19 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affect the Bank's results of operations and earnings in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No Company unregistered securities were sold by the Company during the quarter ended June 30, 2014.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2014 and March 31, 2014; (ii) Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2014; (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	August 12, 2014	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2014	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)