Form 10-Q
period 2014-09-30
CARVER BANCORP INC
filed 2014-11-10
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2014	March 31, 2014
$ in thousands except per share data	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$94,638	$115,239
Money market investments	7,713	7,315
Total cash and cash equivalents	102,351	122,554
Restricted cash	6,354	6,354
Investment securities:
Available-for-sale, at fair value	94,714	89,461
Held-to-maturity, at amortized cost (fair value of $8,722 and $8,971 at September 30, 2014 and March 31, 2014, respectively)	8,654	9,029
Total investment securities	103,368	98,490

Loans held-for-sale (“HFS”)	2,606	5,011

Loans receivable:
Real estate mortgage loans	368,888	362,888
Commercial business loans	41,194	26,930
Consumer loans	353	138
Loans, net	410,435	389,956
Allowance for loan losses	(6,597)	(7,233)
Total loans receivable, net	403,838	382,723
Premises and equipment, net	7,520	7,830
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,574	3,101
Accrued interest receivable	3,180	2,557
Other assets	12,324	11,218
Total assets	$644,115	$639,838

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$95,716	$98,051
Non-interest bearing checking	54,054	53,232
Interest-bearing checking	28,786	24,271
Money market	145,443	127,655
Certificates of deposit	196,411	206,157
Total deposits	520,410	509,366
Advances from the FHLB-NY and other borrowed money	62,403	70,403
Other liabilities	8,171	8,900
Total liabilities	590,984	588,669

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 and 3,697,836 shares issued; 3,696,087 and 3,695,892 shares outstanding at September 30, 2014 and March 31, 2014, respectively)	61	61
Additional paid-in capital	56,116	56,114
Accumulated deficit	(44,189)	(44,570)
Treasury stock, at cost (1,944 shares at September 30, 2014 and March 31, 2014)	(417)	(417)
Accumulated other comprehensive loss	(3,059)	(4,768)
Total equity attributable to Carver Bancorp, Inc.	53,630	51,538
Non-controlling interest	(499)	(369)
Total equity	53,131	51,169
Total liabilities and equity	$644,115	$639,838
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2014	2013	2014	2013
Interest income:
Loans	$5,000	$5,263	$10,162	$10,178
Mortgage-backed securities	192	285	398	548
Investment securities	329	348	653	696
Money market investments	69	46	135	89
Total interest income	5,590	5,942	11,348	11,511

Interest expense:
Deposits	719	687	1,441	1,384
Advances and other borrowed money	273	290	543	603
Total interest expense	992	977	1,984	1,987

Net interest income	4,598	4,965	9,364	9,524
Provision for (recovery of) loan losses	(713)	(505)	(1,494)	326
Net interest income after provision for loan losses	5,311	5,470	10,858	9,198

Non-interest income:
Depository fees and charges	924	878	1,820	1,790
Loan fees and service charges	118	305	213	603
Gain on sale of securities	—	208	4	486
Gain (loss) on sale of loans, net	(2)	180	(2)	670
Gain (loss) on real estate owned	—	(84)	4	(131)
Lower of cost or market adjustment on loans held-for-sale	1	(163)	1	(232)
Other	521	253	725	520
Total non-interest income	1,562	1,577	2,765	3,706

Non-interest expense:
Employee compensation and benefits	2,999	2,646	5,787	5,014
Net occupancy expense	959	876	1,844	1,747
Equipment, net	252	209	427	384
Data processing	43	226	320	582
Consulting fees	309	92	398	212
Federal deposit insurance premiums	115	307	353	616
Other	2,076	2,243	4,170	3,325
Total non-interest expense	6,753	6,599	13,299	11,880

Income before income taxes	120	448	324	1,024
Income tax expense	57	16	73	88
Consolidated net income	63	432	251	936
Less: Net income (loss) attributable to non-controlling interest	(147)	90	(130)	183
Net income attributable to Carver Bancorp, Inc.	$210	$342	$381	$753

Earnings per common share:
Basic	$0.06	$0.09	$0.10	$0.20
Diluted	0.06	0.09	0.10	0.20
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2014	2013	2014	2013
Net income attributable to Carver Bancorp, Inc.	$210	$342	$381	$753

Other comprehensive income (loss), net of tax:
Change in unrealized loss of securities available-for-sale	150	(1,314)	1,713	(5,433)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	—	208	4	486
Total other comprehensive income (loss), net of tax	150	(1,522)	1,709	(5,919)

Total comprehensive income (loss), net of tax attributable to Carver Bancorp, Inc.	$360	$(1,180)	$2,090	$(5,166)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended September 30, 2014
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Non-controlling interest	Accumulated deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2014	$45,118	$61	$56,114	$(417)	$(369)	$(44,570)	$(4,768)	$51,169
Net income attributable to Carver Bancorp, Inc.	—	—	—	—	—	381	—	381
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	1,709	1,709
Net income attributable to non-controlling interest	—	—	—	—	(130)	—	—	(130)
Stock based compensation expense	—	—	2	—	—	—	—	2
Balance — September 30, 2014	$45,118	$61	$56,116	$(417)	$(499)	$(44,189)	$(3,059)	$53,131
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before attribution to noncontrolling interests	$251	$936
Net (loss) income attributable to noncontrolling interests, net of taxes	(130)	183
Net income attributable to Carver Bancorp, Inc.	381	753

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(1,494)	326
Stock based compensation expense	2	1
Depreciation and amortization expense	531	551
(Gain) loss on real estate owned	(4)	131
Gain on sale of securities, net	(4)	(486)
Loss (gain) on sale of loans, net	2	(670)
Amortization and accretion of loan premiums and discounts and deferred charges	(678)	(741)
Amortization and accretion of premiums and discounts — securities	140	(435)
Market adjustment on held-for-sale loans	(1)	232
Proceeds from sale of loans held-for-sale	—	13,621
Assets repurchased from third parties	—	(1,485)
Increase in accrued interest receivable	(622)	(283)
Decrease in other assets	3,457	183
Decrease in other liabilities	(1,300)	(1,044)
Net cash provided by operating activities	410	10,654
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(10,534)	(30,181)
Proceeds from principal payments, maturities, calls and sales of investments: Available-for-sale	6,867	48,892
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	362	1,750
Originations of loans held-for-investment	(26,024)	(44,993)
Loans purchased from third parties	(24,355)	(54,459)
Principal collections on loans	29,722	61,885
Proceeds on sale of loans	—	242
Decrease in restricted cash	—	4,110
Purchase (redemption) of FHLB-NY stock	527	(723)
Purchase of premises and equipment	(222)	(190)
Proceeds from sale of real estate owned	—	1,466
Net cash used in investing activities	(23,657)	(12,201)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,044	(16,257)
Net (decrease) increase in FHLB-NY advances and other borrowings	(8,000)	19,000
Net cash provided by financing activities	3,044	2,743
Net (decrease) increase in cash and cash equivalents	(20,203)	1,196
Cash and cash equivalents at beginning of period	122,554	104,646
Cash and cash equivalents at end of period	$102,351	$105,842

Supplemental cash flow information:
Noncash financing and investing activities
Change in unrealized loss on valuation of available-for-sale investments, net	$1,710	$(5,913)
Transfers from loans held-for-investment to loans held-for-sale	$—	$7,949
Transfers to real estate owned	$2,434	$290

Cash paid for:
Interest	$1,727	$1,809
Income taxes	$88	$—
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

“Carver,” the “Company,” “we,” “us” or “our” refers to the Company along with its consolidated subsidiaries. The Bank was chartered in 1948 and began operations in 1949 as Carver Federal Savings and Loan Association, a federally-chartered mutual savings and loan association. The Bank converted to a federal savings bank in 1986. On October 24, 1994, the Bank converted from a mutual holding company structure to stock form and issued 2,314,375 shares of its common stock, par value 0.01 per share. On October 17, 1996, the Bank completed its reorganization into a holding company structure (the “Reorganization”) and became a wholly owned subsidiary of the Company.

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

On February 7, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (the “Bank Order” and the "Company Order," respectively, and together the "Orders") with the Office of Thrift Supervision (“OTS”). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets, and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Company Order passed to the Board of Governors of the Federal Reserve System and supervisory authority for the Bank Order passed to the Office of the Comptroller of the Currency (“OCC”). No assurances can be given that the Bank and the Company will continue to comply with all provisions of the Orders. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

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

On November 3, 2014, the OCC notified the Bank that the OCC had determined that the Bank had satisfied all of the requirements of the Bank Order and directed that the Bank Order be terminated. In addition, the OCC notified the Bank that the OCC had determined that the Bank was no longer in “troubled condition” and was relieved of all prior conditions imposed on the Bank by the OTS as a result of its troubled condition designation. The Company Order has not been terminated.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. The consolidated balance sheet at September 30, 2014 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2014 Annual Report to Stockholders on Form 10-K. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2014	2013	2014	2013
Earnings per common share
Net income available to common shareholders of Carver Bancorp, Inc.	$210	$342	381	753
Weighted average common shares outstanding	3,696,370	3,696,179	3,696,297	3,696,072
Basic earnings per common share	$0.06	$0.09	$0.10	$0.20
Diluted earnings per common share	0.06	0.09	0.10	0.20

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the six months ended September 30, 2014 and 2013:

		Other
Six months ended September 30, 2014	At	Comprehensive	At
$ in thousands	March 31, 2014	Income, net of tax	September 30, 2014
Net unrealized loss on securities available-for-sale	$(4,768)	$1,709	$(3,059)
Accumulated other comprehensive loss, net of tax	$(4,768)	$1,709	$(3,059)

		Other
Six months ended September 30, 2013	At	Comprehensive	At
$ in thousands	March 31, 2013	Income, net of tax	September 30, 2013
Net unrealized loss on securities available-for-sale	$1,064	$(5,919)	$(4,855)
Net unrealized loss on pension liability	(501)	—	(501)
Accumulated other comprehensive loss, net of tax	$563	$(5,919)	$(5,356)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2014	2013	2014	2013
Reclassification adjustment for sales of available-for-sale securities, net of tax	—	208	4	486	Gain on sale of securities
Total reclassifications for the period	$—	$208	$4	$486

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2014, $94.7 million, or 91.6%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $8.7 million, or 8.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at September 30, 2014 and March 31, 2014.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2014:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,811	$—	$(157)	$5,654
Federal Home Loan Mortgage Corporation	11,369	2	(341)	11,030
Federal National Mortgage Association	10,278	—	(294)	9,984
Other	48	—	—	48
Total mortgage-backed securities	27,506	2	(792)	26,716
U.S. Government Agency Securities	54,737	12	(1,914)	52,835
Other investments	15,533	—	(370)	15,163
Total available-for-sale	97,776	14	(3,076)	94,714
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,429	212	—	3,641
Federal National Mortgage Association	5,225	—	(144)	5,081
Total held-to-maturity mortgage-backed securities	8,654	212	(144)	8,722
Total securities	$106,430	$226	$(3,220)	$103,436
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2014:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,972	$—	$(307)	$5,665
Federal Home Loan Mortgage Corporation	12,160	—	(564)	11,596
Federal National Mortgage Association	10,897	—	(466)	10,431
Other	49	—	—	49
Total mortgage-backed securities	29,078	—	(1,337)	27,741
U.S. Government Agency Securities	55,155	—	(2,966)	52,189
Other investments	10,000	—	(469)	9,531
Total available-for-sale	94,233	—	(4,772)	89,461
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,743	225	—	3,968
Federal National Mortgage Association	5,079	—	(283)	4,796
Total held-to-maturity mortgage-backed securities	8,822	225	(283)	8,764
Other	207	—	—	207
Total held-to-maturity	9,029	225	(283)	8,971
Total securities	$103,262	$225	$(5,055)	$98,432
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2014 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(4)	$652	$(788)	$24,940	$(792)	$25,592
U.S. Government Agency Securities	(3)	1,997	(1,911)	45,826	(1,914)	47,823
Other investments (1)	—	—	(370)	9,630	(370)	9,630
Total available-for-sale securities	(7)	2,649	(3,069)	80,396	(3,076)	83,045

Held-to-Maturity:
Mortgage-backed securities	—	—	(144)	4,887	(144)	4,887
Total held-to-maturity securities	—	—	(144)	4,887	(144)	4,887
Total securities	$(7)	$2,649	$(3,213)	$85,283	$(3,220)	$87,932
(1) CRA fund comprised of over 95% agency securities.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2014 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(322)	$7,569	$(1,015)	$20,123	$(1,337)	$27,692
U.S. Government Agency Securities	(1,646)	34,074	(1,320)	18,115	(2,966)	52,189
Other investments (1)	(469)	9,531	—	—	(469)	9,531
Total available-for-sale securities	(2,437)	51,174	(2,335)	38,238	(4,772)	89,412

Held-to-Maturity:
Mortgage-backed securities	(283)	4,796	—	—	(283)	4,796
Total held-to-maturity securities	(283)	4,796	—	—	(283)	4,796
Total securities	$(2,720)	$55,970	$(2,335)	$38,238	$(5,055)	$94,208
(1) CRA fund comprised of over 95% agency securities.

A total of 32 securities had an unrealized loss at September 30, 2014 compared to 35 at March 31, 2014. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 69.2% and 30.8% of total available-for-sale securities in an unrealized loss position at September 30, 2014. There were seventeen mortgage-backed securities and nine U.S. Government Agency securities in an unrealized loss position that had an unrealized loss for more than 12 months at September 30, 2014. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At September 30, 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at September 30, 2014, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$5,533	$5,533	0.25%
One through five years	13,000	12,893	1.42%
Five through ten years	18,973	18,148	1.69%
After ten years	60,270	58,140	2.02%
Total	$97,776	$94,714	1.77%

Held-to-maturity:
Five through ten years	$5,032	$4,888	2.38%
After ten years	3,622	3,834	3.74%
Total	$8,654	$8,722	2.95%

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

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at September 30, 2014 and March 31, 2014:

	September 30, 2014		March 31, 2014
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$117,915	29%	$111,220	29%
Multifamily	53,147	13%	47,399	12%
Commercial real estate	191,841	47%	198,808	51%
Construction	5,105	1%	5,100	1%
Business	41,347	10%	27,149	7%
Consumer (1)	353	—%	138	—%
Total loans receivable	$409,708	100%	$389,814	100%

Add:
Premium on loans	1,206		957
Less:
Deferred fees and loan discounts,net	(479)		(815)
Allowance for loan losses	(6,597)		(7,233)
Total loans receivable, net	$403,838		$382,723
(1) Includes personal loans

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2014 and 2013, and the fiscal year ended March 31, 2014.

Three months ended September 30, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,923	$336	$813	$201	$1,780	$13	$7,066
Charge-offs	—	—	—	—	—	—	—
Recoveries	25	74	53	—	90	2	244
Provision for (Recovery of) Loan Losses	(647)	(38)	288	13	(335)	6	(713)
Ending Balance	$3,301	$372	$1,154	$214	$1,535	$21	$6,597

Six months ended September 30, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	83	—	—	—	—	—	83
Recoveries	379	82	254	—	223	3	941
Provision for (Recovery of) Loan Losses	(372)	(18)	(935)	214	(393)	10	(1,494)
Ending Balance	$3,301	$372	$1,154	$214	$1,535	$21	$6,597

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,110	201	1,149	214	916	20	4,610
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	1,191	171	5	—	619	1	1,987

Loan Receivables Ending Balance	$119,142	$54,098	$190,573	$5,075	$41,194	$353	$410,435
Ending Balance: collectively evaluated for impairment	112,350	52,606	186,324	5,075	36,721	343	393,419
Ending Balance: individually evaluated for impairment	6,792	1,492	4,249	—	4,473	10	17,016

Fiscal year ended March 31, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	2,887	98	574	—	966	15	4,540
Recoveries	534	31	—	149	486	10	1,210
Provision for (Recovery of) Loan Losses	2,234	(33)	(889)	(149)	(1,574)	(15)	(426)
Ending Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,857	216	1,580	—	941	8	5,602
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	520	92	255	—	764	—	1,631

Loan Receivables Ending Balance:	$112,191	$47,525	$198,101	$5,070	$26,931	$138	389,956
Ending Balance: collectively evaluated for impairment	105,719	45,285	189,317	5,070	21,926	137	367,454
Ending Balance: individually evaluated for impairment	6,472	2,240	8,784	—	5,005	1	22,502

Three months ended September 30, 2013
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,295	$245	$2,991	$167	$2,603	$16	$—	$10,317
Charge-offs	1,002	—	—	—	—	—	—	1,002
Recoveries	502	6	—	—	72	9	—	589
Provision for (Recovery of) Loan Losses	428	143	(103)	43	(1,073)	4	53	(505)
Ending Balance	$4,223	$394	$2,888	$210	$1,602	$29	$53	$9,399

Six months ended September 30, 2013
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$—	$10,989
Charge-offs	1,619	—	512	—	393	15	—	2,539
Recoveries	502	16	—	—	96	9	—	623
Provision for (Recovery of) Loan Losses	1,844	(30)	102	210	(1,860)	7	53	326
Ending Balance	$4,223	$394	$2,888	$210	$1,602	$29	$53	$9,399

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,556	394	2,659	210	1,147	29	53	8,048
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	667	—	229	—	455	—	—	1,351

Loan Receivables Ending Balance:	$121,448	$54,368	$188,124	$5,142	$29,731	$228	$—	$399,041
Ending Balance: collectively evaluated for impairment	115,362	52,994	176,456	5,067	25,146	228	—	375,253
Ending Balance: individually evaluated for impairment	6,086	1,374	11,668	75	4,585	—	—	23,788

The following is a summary of nonaccrual loans at September 30, 2014 and March 31, 2014.

$ in thousands	September 30, 2014	March 31, 2014
Gross loans receivable:
One-to-four family	$2,636	$2,301
Multifamily	1,054	2,240
Commercial real estate	2,991	7,024
Business	1,395	993
Consumer	10	1
Total nonaccrual loans	$8,086	$12,559

Nonaccrual loans decreased $4.5 million, or 35.6%, to $8.1 million at September 30, 2014 from $12.6 million at March 31, 2014.

Non-performing loans at September 30, 2014, were comprised of $3.5 million of loans 90 days or more past due and non-accruing, and included $4.6 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

Non-performing loans at March 31, 2014, were comprised of $9.0 million of loans 90 days or more past due and non-accruing, and included $3.0 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

At September 30, 2014, other non-performing assets totaled $6.7 million which consisted of other real estate owned and held-for-sale loans. At September 30, 2014, other real estate owned valued at $4.1 million comprised of ten foreclosed properties, compared to $1.4 million comprised of eight properties at March 31, 2014. At September 30, 2014, held-for-sale loans totaled $2.6 million, compared to $5.0 million at March 31, 2014.

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

As of September 30, 2014, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$52,606	$183,916	$5,075	$35,055
Special Mention	—	2,118	—	942
Substandard	1,492	4,539	—	5,197
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$54,098	$190,573	$5,075	$41,194

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$116,506	$343
Non-Performing			2,636	10
Total			$119,142	$353

As of March 31, 2014, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$46,028	$184,850	$5,070	$20,638
Special Mention	—	7,129	—	1,295
Substandard	1,497	6,122	—	4,998
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$47,525	$198,101	$5,070	$26,931

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$109,890	$137
Non-Performing			2,301	1
Total			$112,191	$138

The following table presents an aging analysis of the recorded investment of past due financing receivable as of September 30, 2014 and March 31, 2014.

September 30, 2014
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$387	$218	$2,545	$3,150	$115,992	$119,142
Multifamily	—	—	1,054	1,054	53,044	54,098
Commercial real estate	767	1,357	377	2,501	188,072	190,573
Construction	—	—	—	—	5,075	5,075
Business	—	45	562	607	40,587	41,194
Consumer	6	1	11	18	335	353
Total	$1,160	$1,621	$4,549	$7,330	$403,105	$410,435

March 31, 2014
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$244	$888	$1,863	$2,995	$109,196	112,191
Multifamily	444	—	2,240	2,684	44,841	47,525
Commercial real estate	3,133	292	3,891	7,316	190,785	198,101
Construction	—	—	—	—	5,070	5,070
Business	—	131	993	1,124	25,807	26,931
Consumer	2	2	1	5	133	138
Total	$3,823	$1,313	$8,988	$14,124	$375,832	$389,956

The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2014 and March 31, 2014.

	At September 30, 2014			At March 31, 2014
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$727	$978	$—	$639	$893	—
Multifamily	157	157	—	—	—	—
Commercial real estate	3,307	3,480	—	3,972	4,147	—
Construction	—	—	—	—	—	—
Business	944	944	—	341	402	—
Consumer	—	—	—	1	1	—
With an allowance recorded:
One-to-four family	6,065	6,193	1,191	5,833	5,958	520
Multifamily	1,335	1,434	171	2,240	2,240	92
Commercial real estate	942	942	5	4,812	5,023	255
Business	3,529	3,712	619	4,664	4,664	764
Consumer and other	10	10	1	—	—	—
Total	$17,016	$17,850	$1,987	$22,502	$23,328	$1,631

The following tables presents information on average balances on impaired loans and the interest income recognized for the three and six month period ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2014		2013		2014		2013
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	728	$2	911	—	$797	$9	$1,376	$1
Multifamily	157	—	1,374	1	128	—	995	1
Commercial real estate	3,311	53	8,880	8	3,776	114	8,703	62
Construction	—	—	487	—	—	—	519	—
Business	954	14	1,745	—	1,198	78	1,689	7
Consumer and other	—	—	—	—	—	—	—	—
With an allowance recorded:
One-to-four family	6,068	$56	5,173	3	6,010	87	5,200	40
Multifamily	1,339	6	—	—	1,338	15	—	—
Commercial real estate	948	19	3,046	—	523	39	3,802	5
Business	3,537	23	2,860	—	—	78	—	—
Consumer and other	11	—		—	3,446	—	3,700	36
Total	$17,053	$173	$24,476	$12	$17,216	$420	$25,984	$152

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

The following table presents an analysis of those loan modifications that were classified as TDRs during the three and six month period ended September 30, 2014.

	Modifications to loans during the three month period ended September 30, 2014					Modifications to loans during the six month period ended September 30, 2014

$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate
Commercial real estate	1	873	856	6.60%	6.60%	1	873	856	6.60%	6.60%

There were no TDR modifications made during the three month period ended September 30, 2013. The following table presents an analysis of those loan modifications that were classified as TDRs during the six month period ended September 30, 2013:

	Modifications to loans during the six month period ended September 30, 2013

$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	1	$484	$549	7.50%	5.50%
Business	1	919	719	6.00%	6.00%
Total	2	$1,403	$1,268

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the three and six month period ended September 30, 2014, one loan of $856 thousand was extended. For the six month period ended September 30, 2013, one loan of $549 thousand was modified with an interest rate concession of 2.00% and one loan of $719 thousand was extended.

For the periods ended September 30, 2014 and 2013, there were no modified loans that subsequently defaulted within the last 12 months.

At September 30, 2014, there were 12 loans in the TDR portfolio totaling $4.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2014, there were 14 loans in the performing TDR portfolio totaling $6.3 million.
At September 30, 2014 and 2013, there were no loans to officers or directors of the Company.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2014 and March 31, 2014, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$239	239
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,654	—	5,654
Federal Home Loan Mortgage Corporation	—	11,030	—	11,030
Federal National Mortgage Association	—	9,984	—	9,984
Other		—	48	48
U.S. Government Agency Securities	—	52,835	—	52,835
Other investments	—	15,163	—	15,163
Total available-for-sale securities	—	94,666	48	94,714
Total	$—	$94,666	$287	$94,953

	Fair Value Measurements at March 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$265	265
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,665	—	5,665
Federal Home Loan Mortgage Corporation	—	11,596	—	11,596
Federal National Mortgage Association	—	10,431	—	10,431
Other	—	—	49	49
U.S. Government Agency securities	—	52,189	—	52,189
Other investments	—	9,531	—	9,531
Total available-for-sale securities	—	89,412	49	89,461
Total	$—	$89,412	$314	$89,726

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and certain mortgage-backed securities. Level 3 assets accounted for 0.04% of the Company’s total assets at September 30, 2014 and March 31, 2014.

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

In the three and six month period ended September 30, 2014, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2014 and 2013:

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2014	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2014
Securities Available-for-Sale	$49	$—	$(1)	$—	$48	$—

Mortgage servicing rights	265	(26)	—	—	239	(25)

$ in thousands	Beginning balance, April 1, 2013	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2013	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2013
Securities Available-for-Sale	$50	$—	$(1)	$—	$49	$—

Mortgage servicing rights	275	1	—	—	276	—
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2014 and March 31, 2014, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2014, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,606	$—	$2,606
Impaired loans with a specific reserve allocated	$—	$—	$9,893	$9,893
Other real estate owned	$—	$4,122	$—	$4,122

	Fair Value Measurements at March 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$5,011	$—	$5,011
Impaired loans with a specific reserve allocated	$—	$—	$15,918	$15,918
Other real estate owned	$—	$1,369	$—	$1,369

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended September 30, 2014 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2014 and March 31, 2014 are as follows:

	September 30, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$102,351	$102,351	$102,351	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	94,714	94,714	—	94,666	48
FHLB Stock	2,574	2,754	—	2,754	—
Securities held-to-maturity	8,654	8,722	—	8,722	—
Loans receivable	403,838	404,371	—	—	404,371
Loans held-for-sale	2,606	2,606	—	2,606	—
Accrued interest receivable	3,180	3,180	—	3,180	—
Mortgage servicing rights	239	239	—	—	239
Financial Liabilities:
Deposits	520,410	508,278	311,853	196,425	—
Advances from FHLB of New York	44,000	45,383	—	45,383	—
Other borrowed money	18,403	18,923	—	18,923	—

	March 31, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$122,554	$122,554	$122,554	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	89,461	89,461	—	89,412	49
FHLB Stock	3,101	3,101	—	3,101	—
Securities held-to-maturity	9,029	8,971	—	8,971	—
Loans receivable	382,723	382,604	—	—	382,604
Loans held-for-sale	5,011	5,011	—	5,011	—
Accrued interest receivable	2,557	2,557	—	2,557	—
Mortgage servicing rights	265	265	—	—	265
Financial Liabilities:
Deposits	509,366	493,922	287,767	206,155	—
Advances from FHLB of New York	52,000	53,294	—	53,294	—
Other borrowed money	18,403	18,915	—	18,915	—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of September 30, 2014 and March 31, 2014. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
the ability of the Company and its subsidiary, Carver Federal, to comply with regulatory orders that may be imposed in the future upon the Bank and Company, and the effect on operations resulting from restrictions set forth in such regulatory orders;

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

•	adverse changes in the financial industry and the securities, credit, national and local real estate markets (including real estate values);

•	changes in our existing loan portfolio composition (including increases in commercial lending) and credit quality or changes in loan loss requirements;

•	changes in the level of trends of delinquencies and write-offs and in our allowance and provision for loan losses;

•
legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform, the JOBS Act, the Consumer Protection Act and the new capital regulations, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in the level of government support of housing finance;

•	the Company’s success in implementing new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	risks related to a high concentration of loans to borrowers secured by property located in our market area;

•	changes in interest rates, which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	technological changes that may be more difficult to implement or more costly than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

•
changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies or the Financial Accounting Standards Board could negatively impact the Company's financial results;

•	litigation or regulatory actions, whether currently existing or commencing in the future, which may restrict our operations or strategic business plan;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality;

•	the ability to attract and retain key members of management, and to address staffing needs in response to product demand or to implement business initiatives;

•	the ability to realize cost efficiencies.

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

Overview

The Company is the holding company for Carver Federal, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its ten branches and four stand-alone 24/7 ATM Centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. As of December 2012, approximately 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment areas needs through its community development lending, investing and service activities. The Bank had approximately $644.1 million in assets and 133 employees as of September 30, 2014.

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

Carver Federal's more than 65 year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of September 30, 2014, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	$13,400
CDE 1-9, CDE 11-12	—	40,000	14,265	—	14,265	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,311	15,311	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,095	10,095	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,770	20,770	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,890	10,890	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,263	12,263	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,315	12,315	—	1	—	4,875	4,876
Total	$5,850	$149,000	$14,265	$118,911	$133,176	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed above.

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for fiscal year-end 2014 included in its fiscal 2014 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies and is incorporated by reference. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2014 Form 10-K.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $900 thousand. The Company has a net deferred tax asset (“DTA”) of $0 since it has recorded a full valuation allowance on its DTA.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2014, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27,

2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the second quarter of fiscal year 2015. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2014.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $8.0 million to $62.4 million at September 30, 2014 from $70.4 million at March 31, 2014 as the growth in deposits replaced maturing short-term borrowings. At September 30, 2014, the Bank had $44.0 million in borrowings with a weighted average rate of 1.0% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At September 30, 2014, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $21.5 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2014 and March 31, 2014, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $102.4 million and $122.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2014, total cash and cash equivalents decreased $20.2 million to $102.4 million at September 30, 2014, compared to $122.6 million at March 31, 2014, reflecting cash used in investing activities of $23.7 million, cash provided by financing activities of $3.0 million, and cash provided by operating activities of $410 thousand.

Net cash used in investing activities of $23.7 million was primarily attributed to loan originations and purchases of $50.4 million partially offset by principal repayments of $29.7 million. Net cash provided by financing activities of $3.0 million resulted from an increase in deposits of $11.0 million, offset by a net decrease in FHLB-NY advances and other borrowings of $8.0 million.
Net cash provided by operating activities of $410 thousand was primarily due to recoveries on loans previously charged off and premiums paid on the loan pool purchases.

The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.

The table below presents the capital position of the Bank at September 30, 2014 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
GAAP Capital at September 30, 2014	$64,397	$64,397	$64,397
Add:
General valuation allowances	—	—	4,935
Qualifying subordinated debt	—	—	4,000
Other	(24)	(24)	(24)
Deduct:
Unrealized gains on securities available-for-sale, net	(3,059)	(3,059)	(3,059)
Regulatory Capital	67,432	67,432	76,367
Minimum Capital Requirement	58,224	51,625	51,625
Minimum Capital Requirement Ratio	4.00%	4.00%	8.00%
Regulatory Capital Excess	$9,208	$15,807	$24,742
Capital Ratios	10.42%	16.98%	19.23%

Bank Regulatory Matters

On February 7, 2011, the Bank and the Company consented to enter into the Bank Order and the Company Order with the OTS. The OTS issued these Orders based upon its findings that the Bank and the Company were operating with an inadequate level of capital for the volume, type and quality of assets held by the Bank and the Company, that they were operating with an excessive level of adversely classified assets, and that their earnings were inadequate to augment its capital. The Bank Order included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. At September 30, 2014, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.42%, Tier 1 risk-based capital ratio of 16.98%, and a total risk-based capital ratio of 19.23%. Under the Orders, the Bank and Company are also prohibited from paying any dividends without prior regulatory approval.

On November 3, 2014, the OCC notified the Bank that the OCC had determined that the Bank had satisfied all of the requirements of the Bank Order and directed that the Bank Order be terminated. In addition, the OCC notified the Bank that the OCC had determined that the Bank was no longer in “troubled condition” and was relieved of all prior conditions imposed on the Bank by the OTS as a result of its troubled condition designation. The Company Order has not been terminated.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, and 2014, three, ten and six loans, respectively, were repurchased by the Bank.  During the first six months of fiscal 2015, there were no loans repurchased by the Bank. At September 30, 2014, the Bank continues to service 156 loans with a principal balance of $28.3 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2014(1)	$2,075
Gross new demands received	129
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	(15)
Open claims as of September 30, 2014(1)	$2,189
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. Reserves of $404 thousand at September 30, 2014 are reported in our consolidated statement of financial condition as a component of other liabilities.

The table below summarizes changes in our representation and warranty reserves during the first six months of fiscal 2015:

$ in thousands	September 30, 2014
Representation and warranty repurchase reserve, beginning of period (1)	287
Net provision for repurchase losses (2)	117
Net realized losses (2)	—
Representation and warranty repurchase reserve, end of period (1)	$404
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2014 and March 31, 2014

Assets

At September 30, 2014, total assets increased $4.3 million, or 0.7% to $644.1 million, compared to $639.8 million at March 31, 2014. The increase was primarily due to increases of $21.1 million in the loan portfolio net of the allowance for loan losses and $4.9 million in the investment portfolio, offset by a decrease of $20.6 million in cash and due from banks.

Total investment securities increased $4.9 million, or 5.0%, to $103.4 million at September 30, 2014, compared to $98.5 million at March 31, 2014. The increase was primarily attributed to $5.5 million in short-term available-for-sale investments.

Net loans receivable increased $20.5 million, or 5.3%, to $410.4 million at September 30, 2014, compared to $390.0 million at March 31, 2014 following growth in business and residential loans.

HFS loans decreased $2.4 million, or 48.0%, to $2.6 million at September 30, 2014, following transfer of a loan into other real estate owned.

Liabilities and Equity

Total liabilities increased $2.3 million, or 0.4%, to $591.0 million at September 30, 2014, compared to $588.7 million at March 31, 2014 following growth in deposits, offset by lower borrowed funds.

Deposits increased $11.0 million, or 2.2%, to $520.4 million at September 30, 2014, compared to $509.4 million at March 31, 2014 following an increase in money market and checking accounts, partially offset by a decrease in certificates of deposits.

Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money decreased $8.0 million, or 11.4%, to $62.4 million at September 30, 2014, compared to $70.4 million at March 31, 2014, as growth in deposits replaced maturing short-term borrowings.

Total equity increased $2.0 million, or 3.8%, to $53.1 million at September 30, 2014, compared to $51.2 million at March 31, 2014. The increase was primarily due to a $1.7 million reduction in unrealized losses on investments and net income earned for the six month period.

Asset/Liability Management

The Company's primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between the rates on interest-earning assets and interest-bearing liabilities, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and assets, and the credit quality of earning assets.  Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize the Company's capital effectively without taking undue risks, to maintain adequate liquidity and to manage its exposure to changes in interest rates.

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

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2014:

$ in thousands
Commitments to fund mortgage loans	$6,777
Commitments to fund commercial and consumer loans	—
Lines of credit	5,341
Letters of credit	244
Total	$12,362

Comparison of Operating Results for the Three and Six Months Ended September 30, 2014 and 2013

Overview

The Company reported net income of $210 thousand for the three months ended September 30, 2014, compared to net income of $342 thousand for the comparative prior year period. Earnings per share for the quarter ended September 30, 2014 was $0.06, compared to earnings per share of $0.09 for the prior year period. The primary reason for the decrease was lower interest income, partially offset by a decrease in the loan loss provision in the current quarter.

The Company reported net income of $381 thousand for the six months ended September 30, 2014, compared to net income of $753 thousand for the comparative prior year period. Earnings per share for the six months ended September 30, 2014 was $0.10, compared to earnings per share of $0.20 for the prior year period. Net income was primarily affected by a $1.4 million increase in non-interest expense and a $941 thousand decrease in non-interest income, offset by a $1.7 million increase in net interest income after provision for loan losses.
The following table reflects selected operating ratios for the three and six months ended September 30, 2014 and 2013 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2014		2013		2014	2013
Return on average assets (1)	0.14%		0.22%		0.12%	0.25%
Return on average stockholders' equity (2) (8)	1.49%		2.39%		1.34%	2.62%
Net interest margin (3)	3.04%		3.43%		3.08%	3.31%
Interest rate spread (4)	2.93%		3.32%		2.95%	3.18%
Efficiency ratio (5) (8)	109.63%		100.87%		109.65%	89.80%
Operating expenses to average assets (6)	4.35%		4.32%		4.27%	3.92%
Average stockholders' equity to average assets (7) (8)	9.09%		9.37%		9.11%	9.50%
Average interest-earning assets to average interest-bearing liabilities	1.18	x	1.18	x	1.20	1.19	x

(1) Net income (loss), annualized, divided by average total assets.
(2) Net income (loss), annualized, divided by average total stockholders' equity (excludes accumulated other comprehensive loss).
(3) Net interest income, annualized, divided by average interest-earning assets.
(4) Combined weighted average interest rate earned less combined weighted average interest rate cost.
(5) Operating expense divided by sum of net interest income and non-interest income.
(6) Non-interest expense, annualized, divided by average total assets.
(7) Total average stockholders' equity (excludes accumulated other comprehensive loss), divided by total average assets for the period.
(8) Non-GAAP Financial Measures: In addition to evaluating Carver Bancorp's results of operations in accordance with U.S. generally accepted accounting principles ("GAAP"), management routinely supplements their evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, return on average stockholders' equity, and average stockholders' equity to average assets. Management believes these non-GAAP financial measures provide information useful to investors in understanding the Company's underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. The comparable GAAP return on average stockholders' equity is 1.57% and 2.42% for the three months ended September 30, 2014 and 2013, respectively, and 1.42% and 2.64% for the six months ended September 30, 2014 and 2013, respectively. Further, the efficiency ratio is used by management in its assessment of financial performance, including non-interest expense control.

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves.

Net interest income decreased $367 thousand, or 7.4%, to $4.6 million for the three months ended September 30, 2014, compared to $5.0 million for the comparative prior year period. Net interest income decreased $160 thousand, or 1.7%, to $9.4 million for the six months ended September 30, 2014, compared to $9.5 million for the prior year period.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2014 and 2013. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended September 30,
	2014			2013
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$393,167	$5,000	5.09%	$371,577	$5,263	5.67%
Mortgage-backed securities	36,006	192	2.13%	58,226	285	1.96%
Investment securities	52,976	252	1.90%	60,966	266	1.75%
Restricted cash deposit	6,354	1	0.03%	6,556	—	0.03%
Equity securities (2)	1,823	18	3.92%	2,717	27	3.94%
Other investments and federal funds sold	113,752	127	0.44%	78,550	101	0.51%
Total interest-earning assets	604,078	5,590	3.70%	578,592	5,942	4.11%
Non-interest-earning assets	17,546			31,753
Total assets	$621,624			$610,345

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$27,346	$11	0.16%	$25,556	$10	0.16%
Savings and clubs	96,844	65	0.27%	96,566	64	0.26%
Money market	141,376	175	0.49%	115,777	134	0.46%
Certificates of deposit	198,891	461	0.92%	189,380	471	0.99%
Mortgagors deposits	1,719	7	1.62%	1,853	8	1.71%
Total deposits	466,176	719	0.61%	429,132	687	0.64%
Borrowed money	43,610	273	2.48%	61,870	290	1.86%
Total interest-bearing liabilities	509,786	992	0.77%	491,002	977	0.79%
Non-interest-bearing liabilities
Demand	51,667			55,248
Other liabilities	6,996			7,779
Total liabilities	568,449			554,029
Non-controlling interest	(354)			(165)
Stockholders' equity	53,529			56,481
Total liabilities and equity	$621,624			$610,345
Net interest income		$4,598			$4,965

Average interest rate spread			2.93%			3.32%

Net interest margin			3.04%			3.43%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2014			2013
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$395,476	$10,162	5.14%	$368,657	$10,178	5.52%
Mortgage-backed securities	36,429	398	2.19%	58,098	548	1.89%
Investment securities	52,965	498	1.88%	61,894	540	1.74%
Restricted cash deposit	6,354	1	0.03%	7,903	1	0.03%
Equity securities (2)	1,870	42	4.48%	2,339	46	3.92%
Other investments and federal funds sold	115,007	247	0.43%	76,328	198	0.52%
Total interest-earning assets	608,101	11,348	3.73%	575,219	11,511	4.00%
Non-interest-earning assets	14,108			30,829
Total assets	$622,209			$606,048

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$25,601	$21	0.16%	$25,987	$21	0.16%
Savings and clubs	97,415	130	0.27%	97,278	129	0.26%
Money market	137,328	332	0.48%	115,112	265	0.46%
Certificates of deposit	201,995	942	0.93%	191,309	951	0.99%
Mortgagors deposits	1,997	16	1.60%	2,049	18	1.75%
Total deposits	464,336	1,441	0.62%	431,735	1,384	0.64%
Borrowed money	43,611	543	2.48%	53,482	603	2.25%
Total interest-bearing liabilities	507,947	1,984	0.78%	485,217	1,987	0.82%
Non-interest-bearing liabilities
Demand	53,473			55,856
Other liabilities	7,672			8,237
Total liabilities	569,092			549,310
Non-controlling interest	(361)			(210)
Stockholders' equity	53,478			56,948
Total liabilities & equity	$622,209			$606,048
Net interest income		$9,364			$9,524

Average interest rate spread			2.95%			3.18%

Net interest margin			3.08%			3.31%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $352 thousand, or 5.9%, to $5.6 million, compared to $5.9 million for the prior year quarter. Although the average balances of loans for the three months ended September 30, 2014 increased $21.6 million, or 5.8%, compared to average loans for the prior year quarter, the average yield on loans decreased 58 basis points from 5.67% to 5.09%. A change in the Company's loan portfolio mix, with a higher percentage of one-to-four family loans and lower percentage of multifamily loans, led to a lower average yield on loans.

Interest income for the six months ended September 30, 2014 decreased $163 thousand, or 1.4%, to $11.3 million, compared to $11.5 million for the prior year period. Interest income on mortgage-backed securities decreased $150 thousand following a $21.7 million, or 37.3%, decrease in the average balances of mortgage-backed securities from the prior year as the Bank repositioned its investment portfolio with higher yielding securities. The average yield on mortgage-backed securities increased 30 basis points from 1.89% to 2.19%.

Interest Expense

Interest expense for both periods was essentially flat at $992 thousand for the three months ended September 30, 2014 and $977 thousand for the prior year period, and $2.0 million for the six months ended September 30, 2014 and 2013, as an increase in interest expense on deposits was offset by a decrease in interest expense on borrowed funds as the Bank grew deposits and reduced borrowings.

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

The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2014 and 2013 and the fiscal year-end March 31, 2014:

$ in thousands	Six Months Ended September 30, 2014	Fiscal Year Ended March 31, 2014	Six Months Ended September 30, 2013
Beginning Balance	7,233	$10,989	$10,989
Less: Charge-offs	83	4,540	2,539
Add: Recoveries	941	1,210	623
Provision for (Recovery of) Loan Losses	(1,494)	(426)	326
Ending Balance	$6,597	$7,233	$9,399

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.22)%	0.86%	0.52%
Allowance to total loans	1.61%	1.85%	2.36%
Allowance to non-performing loans	81.59%	57.59%	51.81%

The Company recorded a $713 thousand recovery of loan losses for the three months ended September 30, 2014, compared to a $505 thousand recovery of loan losses for the prior year quarter. Net recoveries of $244 thousand were recognized, compared to net charge-offs of $413 thousand in the prior year quarter. The Company recorded a $1.5 million recovery of loan losses for the six months ended September 30, 2014, compared to a $326 thousand increase in the provision for loan losses for the prior year period. Net recoveries of $858 thousand were recognized for the six month period, compared to net charge-offs of $1.9 million in the prior year period. Recoveries of previously charged-off loans in the current period and decreases in historic loan loss rates were the primary drivers of the improvement in both comparative periods.

At September 30, 2014, nonaccrual loans totaled $8.1 million, or 1.26% of total assets compared to $12.6 million or 1.96% of total assets at March 31, 2014. The ALLL was $6.6 million at September 30, 2014, which represents a ratio of the ALLL to non-accrual loans of 81.6% compared to $7.2 million at March 31, 2014 which represents a ratio of 57.6%. The ratio of the ALLL to total loans was 1.6% at September 30, 2014, a decrease from 1.9% at March 31, 2014.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2014, loans classified as TDR totaled $9.4 million, of which $4.7 million were classified as performing. At March 31, 2014, loans classified as TDR totaled $9.2 million, of which $6.3 million were classified as performing.

At September 30, 2014, non-performing assets totaled $14.8 million, or 2.30% of total assets compared to $18.9 million, or 2.96% of total assets at March 31, 2014.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

Non Performing Assets

$ in thousands	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,636	$2,651	$2,301	$3,736	$4,343
Multifamily	1,054	671	2,240	1,363	758
Commercial real estate	2,991	3,979	7,024	8,702	10,503
Construction	—	—	—	—	75
Business	1,395	818	993	1,120	2,457
Consumer	10	5	1	1	4
Total nonaccrual loans	8,086	8,124	12,559	14,922	18,140
Other non-performing assets (2):
Real estate owned	4,122	4,124	1,369	1,423	970
Loans held-for-sale	2,606	2,611	5,011	7,678	7,854
Total other non-performing assets	6,728	6,735	6,380	9,101	8,824
Total non-performing assets (3)	$14,814	$14,859	$18,939	$24,023	$26,964

Accruing loans contractually past maturity > 90 days (4)	4,972	—	—	42	62

Non-performing loans to total loans	1.97%	2.08%	3.22%	3.80%	4.55%
Non-performing assets to total assets	2.30%	2.31%	2.96%	3.76%	4.25%
Allowance to total loans	1.61%	1.81%	1.85%	2.14%	2.36%
Allowance to non-performing loans	81.59%	86.98%	57.59%	56.39%	51.81%
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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2014, there were $4.7 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans which have FICO scores of 660 or less). At September 30, 2014, the Bank had $9.6 million in subprime loans, or 2.3% of its total loan portfolio, of which $1.1 million are non-performing loans.

Non-Interest Income

Non-interest income for the three months ended September 30, 2014 remained relatively unchanged at $1.6 million, decreasing $15 thousand, or 1.0%, from the prior year period. For the six months ended September 30, 2014, non-interest income decreased $941 thousand, or 25.4%, to $2.8 million compared to $3.7 million for the prior year period. Non-interest income in the prior year period included gains on sales of loans and securities as the Bank disposed of non-performing loans and repositioned its investment portfolio. Other non-interest income for the current quarter included a $323 thousand grant income from the Community Development Financial Institutions Fund (the CDFI Fund) of the U.S. Treasury Department.

Non-Interest Expense

Non-interest expense increased $154 thousand, or 2.3%, to $6.8 million for the three months ended September 30, 2014, compared to $6.6 million for the prior year period. For the six months ended September 30, 2014, non-interest expense increased $1.4 million, or 11.9%, to $13.3 million, compared to $11.9 million in the prior year period. The increase was attributed to higher employee compensation and benefit expense and an increase in the reserves for losses associated with repurchase of mortgage loans sold by the Bank to Fannie Mae, partially offset by lower data processing costs following a change in Carver's core technology platform, and lower federal deposit insurance premiums.

Income Tax Expense

Income tax expense was $57 thousand for the three months ended September 30, 2014, compared to $16 thousand for the prior year period, primarily related to an adjustment in state income taxes. Income tax expense was $73 thousand for the six months ended September 30, 2014 compared to $88 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2014, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.

Based on the foregoing evaluation, and in light of the identified material weakness disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014 filed July 15, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014. The material weakness in internal control over financial reporting related to the ongoing monitoring and evaluation of the design and conduct of internal controls associated with infrequent process activities, including changes related to the Company’s pension plan activities.

(b) Remediation Plan

With the oversight of senior management and our finance and audit committee, we are currently developing and implementing additional policies, improved processes, documented procedures and training related to infrequent processes in order to remediate the underlying causes of the material weakness.

Our initial estimate was that our remediation plan would be implemented by September 30, 2014. However, certain elements of the plan, including staffing and training, were not fully implemented by that date. Accordingly, we expect the remediation plan to be fully implemented by December 31, 2014.

In addition, the effectiveness of new or revised processes and procedures cannot be evaluated until we have operated under such processes and procedures for at least one full fiscal reporting period. We expect to conduct an initial evaluation of the effectiveness of our remediation plan as of the end of the quarter ending December 31, 2014, and a complete evaluation of the effectiveness of our remediation plan as of the fiscal year ending March 31, 2015.

(c) Changes in Internal Control over Financial Reporting

Other than the remediation plan discussed above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter which this report relates, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other legal actions remain. In September 2010, the New York State Department of Labor (“DOL”) Unemployment Insurance Division, based on claims for unemployment benefits made by two individuals formerly engaged as independent contractors by the Bank, determined that these two individuals were employees and not independent contractors for Unemployment Insurance purposes.  The Bank requested a hearing before the Unemployment Insurance Appeal Board (“Appeal Board”).  On July 18, 2011, an Appeal Board's Administrative Judge sustained the DOL's determination.  The Bank continues to believe it has a meritorious case; however, the Appeals Board denied Carver's claims. A decision was made to discontinue further appeals. The Bank is awaiting calculation of amounts due to finally resolve the claim. Exposure is expected to be less than $20,000 and, therefore, within the litigation reserve amount.

In another action, the construction contractor of one of the Bank's defaulted borrowers filed suit alleging that the Bank was responsible for construction costs incurred by the borrower and not paid. The Court has granted Carver's motion dismissing a large part of these claims and only a claim related to the construction retainage amount remains pending. The Bank continues to believe that it has a meritorious defense to the remaining claim and that this claim will also be dismissed. Moreover, the underlying loan was sold by the Bank and the Bank holds a potential indemnification claim against the note sale purchaser.

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

Finally, the Bank is a defendant in (i) two personal injury actions for which insurance coverage exists in the event the Bank is found liable, (ii) a third action involving allegedly forged checks in which another bank has assumed Carver's defense and agreed to indemnify Carver, (iii) an Equal Employment Opportunity Commission claim for which insurance coverage exists in the event the Bank is found liable. None of these matters are expected to have a material impact on the Bank's or the Company's financial condition, and (iv) a quite title action involving real estate owned by the Bank for which title insurance exists. Due to the existence of insurance coverage and/or indemnity in each of these cases, the litigation reserve has not been increased for these claims.

Item 1A.	Risk Factors

The Company does not believe its risks have materially changed from those included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No Company unregistered securities were sold by the Company during the quarter ended September 30, 2014.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Originations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
4.4	Exchange Agreement, dated June 29, 2011, by and between the Company and the United States Department of the Treasury (4)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2014 (unaudited) and March 31, 2014; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2014 and 2013 (unaudited); (iv) Consolidated Statements of Changes in Equity for the six months ended September 30, 2014 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARVER BANCORP, INC.
Date:	November 10, 2014	/s/ Deborah C. Wright
Deborah C. Wright
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)