Form 10-Q
period 2014-12-31
CARVER BANCORP INC
filed 2015-02-09
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2015
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	March 31, 2014
$ in thousands except per share data	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,944	$115,239
Money market investments	8,967	7,315
Total cash and cash equivalents	64,911	122,554
Restricted cash	6,354	6,354
Investment securities:
Available-for-sale, at fair value	100,448	89,461
Held-to-maturity, at amortized cost (fair value of $12,433 and $8,971 at December 31, 2014 and March 31, 2014, respectively)	12,253	9,029
Total investment securities	112,701	98,490

Loans held-for-sale (“HFS”)	2,606	5,011

Loans receivable:
Real estate mortgage loans	396,957	362,888
Commercial business loans	38,244	26,930
Consumer loans	333	138
Loans, net	435,534	389,956
Allowance for loan losses	(5,880)	(7,233)
Total loans receivable, net	429,654	382,723
Premises and equipment, net	7,328	7,830
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,439	3,101
Accrued interest receivable	2,659	2,557
Other assets	15,721	11,218
Total assets	$644,373	$639,838

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$93,095	$98,051
Non-interest bearing checking	51,584	53,232
Interest-bearing checking	30,302	24,271
Money market	148,676	127,655
Certificates of deposit	197,388	206,157
Total deposits	521,045	509,366
Advances from the FHLB-NY and other borrowed money	59,403	70,403
Other liabilities	9,735	8,900
Total liabilities	590,183	588,669

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 and 3,697,836 shares issued; 3,696,087 and 3,695,892 shares outstanding at December 31, 2014 and March 31, 2014, respectively)	61	61
Additional paid-in capital	56,116	56,114
Accumulated deficit	(44,079)	(44,570)
Treasury stock, at cost (1,944 shares at December 31, 2014 and March 31, 2014)	(417)	(417)
Accumulated other comprehensive loss	(1,959)	(4,768)
Total equity attributable to Carver Bancorp, Inc.	54,840	51,538
Non-controlling interest	(650)	(369)
Total equity	54,190	51,169
Total liabilities and equity	$644,373	$639,838
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2014	2013	2014	2013
Interest income:
Loans	$4,677	$5,412	$14,838	$15,590
Mortgage-backed securities	197	247	595	796
Investment securities	345	313	998	1,009
Money market investments	46	32	181	121
Total interest income	5,265	6,004	16,612	17,516

Interest expense:
Deposits	741	694	2,182	2,078
Advances and other borrowed money	272	285	815	888
Total interest expense	1,013	979	2,997	2,966

Net interest income	4,252	5,025	13,615	14,550
Recovery of loan losses	(1,151)	(1,052)	(2,645)	(726)
Net interest income after provision for loan losses	5,403	6,077	16,260	15,276

Non-interest income:
Depository fees and charges	887	852	2,707	2,642
Loan fees and service charges	282	133	495	736
Gain on sale of securities	3	21	8	507
Gain (loss) on sale of loans, net	—	98	(2)	768
Gain (loss) on real estate owned	41	(149)	44	(280)
Lower of cost or market adjustment on loans held-for-sale	1	—	2	(232)
Other	194	255	919	775
Total non-interest income	1,408	1,210	4,173	4,916

Non-interest expense:
Employee compensation and benefits (1)	2,997	4,033	8,784	9,047
Net occupancy expense	919	887	2,763	2,634
Equipment, net	229	298	656	682
Data processing	77	244	398	826
Consulting fees	369	119	767	331
Federal deposit insurance premiums	189	313	542	929
Other	2,009	2,357	6,178	5,682
Total non-interest expense (1)	6,789	8,251	20,088	20,131

Income (loss) before income taxes (1)	22	(964)	345	61
Income tax expense	62	6	135	94
Consolidated net (loss) income (1)	(40)	(970)	210	(33)
Less: Net (loss) income attributable to non-controlling interest	(151)	(147)	(281)	36
Net income (loss) attributable to Carver Bancorp, Inc. (1)	$111	$(823)	$491	$(69)

Earnings (loss) per common share (1):
Basic	$0.03	$(0.22)	$0.13	$(0.02)
Diluted	0.03	(0.22)	0.13	(0.02)
See accompanying notes to consolidated financial statements

1 Results for the three and nine month periods ended December 31, 2013 have been adjusted from previously issued results to include an additional charge of $716 thousand associated with terminating the Company's pension plan in December 2013. Refer to Note 1 for further detail.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2014	2013	2014	2013
Net income (loss) attributable to Carver Bancorp, Inc.	$111	$(823)	$491	$(69)

Other comprehensive income (loss), net of tax:
Change in unrealized loss of securities available-for-sale	1,103	(1,546)	2,817	(6,979)
Change in pension obligations	—	(647)	—	(647)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	3	21	8	507
Reclassification adjustment for termination of pension plan, net of tax	—	(1,148)	—	(1,148)
Total other comprehensive income (loss), net of tax	1,100	(1,066)	2,809	(6,985)

Total comprehensive income (loss), net of tax attributable to Carver Bancorp, Inc.	$1,211	$(1,889)	$3,300	$(7,054)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended December 31, 2014
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated deficit	Non-controlling interest	Total Equity
Balance — March 31, 2014	$45,118	$61	$56,114	$(417)	$(4,768)	$(44,570)	$(369)	$51,169
Net income attributable to Carver Bancorp, Inc.	—	—	—	—	—	491	—	491
Other comprehensive income (loss), net of taxes	—	—	—	—	2,809	—	—	2,809
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(281)	(281)
Stock based compensation expense	—	—	2	—	—	—	—	2
Balance — December 31, 2014	$45,118	$61	$56,116	$(417)	$(1,959)	$(44,079)	$(650)	$54,190
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) before attribution to noncontrolling interests	$210	$(33)
Net (loss) income attributable to noncontrolling interests, net of taxes	(281)	36
Net income (loss) attributable to Carver Bancorp, Inc.	491	(69)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Recovery of loan losses	(2,645)	(726)
Pension plan termination	—	1,148
Stock based compensation expense	2	1
Depreciation and amortization expense	779	819
(Gain) loss on real estate owned	(44)	280
Gain on sale of securities, net	(8)	(507)
Loss (gain) on sale of loans, net	2	(768)
Amortization and accretion of loan premiums and discounts and deferred charges	(1,042)	(1,266)
Amortization and accretion of premiums and discounts — securities	141	(359)
Market adjustment on held-for-sale loans	(2)	232
Proceeds from sale of loans held-for-sale	—	14,673
Assets repurchased from third parties	(174)	(1,932)
Increase in accrued interest receivable	(102)	(373)
Decrease in other assets	650	1,649
Increase (decrease) in other liabilities	553	(988)
Net cash (used in) provided by operating activities	(1,399)	11,814
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(17,534)	(30,180)
Purchases of securities: Held-to-maturity	(3,667)	—
Proceeds from principal payments, maturities, calls and sales of investments: Available-for-sale	9,057	49,899
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	571	2,072
Originations of loans held-for-investment	(41,558)	(50,124)
Loans purchased from third parties	(49,966)	(54,459)
Principal collections on loans	45,561	72,299
Proceeds on sale of loans	—	242
Decrease in restricted cash	—	4,110
Redemption (purchase) of FHLB-NY stock	662	(723)
Purchase of premises and equipment	(278)	(232)
Proceeds from sale of real estate owned	229	1,666
Net cash used in investing activities	(56,923)	(5,430)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,679	(11,733)
Net (decrease) increase in FHLB-NY advances and other borrowings	(11,000)	19,000
Net cash provided by financing activities	679	7,267
Net (decrease) increase in cash and cash equivalents	(57,643)	13,651
Cash and cash equivalents at beginning of period	122,554	104,646
Cash and cash equivalents at end of period	$64,911	$118,297

Supplemental cash flow information:
Noncash financing and investing activities
Change in unrealized loss on valuation of available-for-sale investments, net	$2,810	$(7,479)
Transfers from loans held-for-investment to loans held-for-sale	$—	$9,001
Transfers to real estate owned	$2,434	$1,296

Cash paid for:
Interest	$2,637	$2,669
Income taxes	$124	$130
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

Revisions

Carver Federal had a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits were based on each employee's term of service through the date of curtailment. Carver Federal's policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was terminated in December 2013 and the Company initially recorded a pension cost of $432 thousand in the third quarter of fiscal 2014. Subsequently, the Company determined that there was an error in the pension cost initially recorded. As a result, the Company recorded an additional charge of $716 thousand and adjusted its third quarter results reported in the Form 10-K for the year ended March 31, 2014. The Company also reclassified $716 thousand from accumulated deficit to accumulated other comprehensive loss in its fiscal year 2014 statement of changes in equity to correct the Company's accounting for benefit plans upon adoption and implementation of ASC 715-30 in the March 31, 2014 Form 10-K. Management determined that financial statements were not materially misstated as a result of these adjustments and, as such, concluded it was appropriate to adjust for these items in the March 31, 2014 Form 10-K rather than restating the December 31, 2013 Form 10-Q. These adjustments are reflected in the results disclosed in this Form 10-Q.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. The consolidated balance sheet at December 31, 2014 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2014. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

In addition, no assurances can be given that the Company will continue to comply with all provisions of the Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2014	2013	2014	2013
Earnings per common share
Net income (loss) available to common shareholders of Carver Bancorp, Inc.	$111	$(823)	491	(69)
Weighted average common shares outstanding	3,696,420	3,696,225	3,696,338	3,696,123
Basic earnings (loss) per common share	$0.03	$(0.22)	$0.13	$(0.02)
Diluted earnings (loss) per common share	0.03	(0.22)	0.13	(0.02)

NOTE 4. COMMON STOCK DIVIDENDS

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver suspended payment of the quarterly cash dividend on its common stock. In accordance with the Order, the Company is also prohibited from paying any dividends without prior regulatory approval, and, as such, suspended the regularly quarterly cash dividend payments on the Company's CDCI Series B preferred stock to the Treasury. On October 18, 2011, Carver received approval from the Federal Reserve Bank to pay all outstanding dividend payments (which included $192 thousand accrued during the six month period ended September 30, 2011) on the Company's Series B preferred stock issued under the TARP CPP. There are no assurances that the payments of dividends on the common stock will resume.

Debenture interest payments which had previously been deferred in March 2011 and June 2011 on the Carver Statutory Trust I trust preferred securities (“TruPS”) were brought current in September 2011. The Company is prohibited from making future payments without prior approval. The expense continues to be accrued and the payments remain on deferral status.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the nine months ended December 31, 2014 and 2013:

		Other
Nine months ended December 31, 2014	At	Comprehensive	At
$ in thousands	March 31, 2014	Income, net of tax	December 31, 2014
Net unrealized loss on securities available-for-sale	$(4,768)	$2,809	$(1,959)
Accumulated other comprehensive loss, net of tax	$(4,768)	$2,809	$(1,959)

			Other
Nine months ended December 31, 2013	At	Pension Plan	Comprehensive	At
$ in thousands	March 31, 2013	Adjustment	Income, net of tax	December 31, 2013
Net unrealized loss on securities available-for-sale	$1,064	$—	$(7,486)	$(6,422)
Net unrealized loss on pension liability	(501)	(716)	1,217	—
Accumulated other comprehensive loss, net of tax	$563	$(716)	$(6,269)	$(6,422)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2014	2013	2014	2013
Reclassification adjustment for sales of available-for-sale securities, net of tax	3	21	8	507	Gain on sale of securities
Reclassification adjustment for termination of pension plan, net of tax	—	(1,148)	—	(1,148)	Employee compensation and benefits
Total reclassifications for the period	$3	$(1,127)	$8	$(641)

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2014, $100.4 million, or 89.1%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $12.3 million, or 10.9%, were classified as held-to-maturity. The Bank had no securities classified as trading at December 31, 2014 and March 31, 2014.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2014:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,637	$—	$(102)	$5,535
Federal Home Loan Mortgage Corporation	11,244	—	(220)	11,024
Federal National Mortgage Association	11,226	9	(152)	11,083
Other	47	—	—	47
Total mortgage-backed securities	28,154	9	(474)	27,689
U.S. Government Agency Securities	57,743	30	(1,238)	56,535
Other investments	16,513	—	(289)	16,224
Total available-for-sale	102,410	39	(2,001)	100,448
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,234	215	—	3,449
Federal National Mortgage Association	9,019	1	(36)	8,984
Total held-to-maturity mortgage-backed securities	12,253	216	(36)	12,433
Total securities	$114,663	$255	$(2,037)	$112,881
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2014:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,972	$—	$(307)	$5,665
Federal Home Loan Mortgage Corporation	12,160	—	(564)	11,596
Federal National Mortgage Association	10,897	—	(466)	10,431
Other	49	—	—	49
Total mortgage-backed securities	29,078	—	(1,337)	27,741
U.S. Government Agency Securities	55,155	—	(2,966)	52,189
Other investments	10,000	—	(469)	9,531
Total available-for-sale	94,233	—	(4,772)	89,461
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,743	225	—	3,968
Federal National Mortgage Association	5,079	—	(283)	4,796
Total held-to-maturity mortgage-backed securities	8,822	225	(283)	8,764
Other	207	—	—	207
Total held-to-maturity	9,029	225	(283)	8,971
Total securities	$103,262	$225	$(5,055)	$98,432
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2014 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(7)	$2,813	$(467)	$22,974	$(474)	$25,787
U.S. Government Agency Securities	(28)	4,930	(1,210)	42,599	(1,238)	47,529
Other investments (1)	—	—	(289)	9,711	(289)	9,711
Total available-for-sale securities	(35)	7,743	(1,966)	75,284	(2,001)	83,027

Held-to-Maturity:
Mortgage-backed securities	—	—	(36)	4,971	(36)	4,971
Total held-to-maturity securities	—	—	(36)	4,971	(36)	4,971
Total securities	$(35)	$7,743	$(2,002)	$80,255	$(2,037)	$87,998
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

A total of 31 securities had an unrealized loss at December 31, 2014 compared to 35 at March 31, 2014. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 68.9% and 31.1%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2014. There were fifteen mortgage-backed securities and eight U.S. Government Agency securities in an unrealized loss position that had an unrealized loss for more than 12 months at December 31, 2014. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At December 31, 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at December 31, 2014, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$5,533	$5,533	0.25%
One through five years	16,480	16,404	1.34%
Five through ten years	24,349	23,616	1.83%
After ten years	56,048	54,895	1.74%
Total	$102,410	$100,448	1.61%

Held-to-maturity:
Five through ten years	$5,007	$4,971	2.38%
After ten years	7,246	7,462	2.89%
Total	$12,253	$12,433	2.68%

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

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at December 31, 2014 and March 31, 2014:

	December 31, 2014		March 31, 2014
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$125,994	29%	$111,220	29%
Multifamily	63,576	15%	47,399	12%
Commercial real estate	200,892	46%	198,808	51%
Construction	5,104	1%	5,100	1%
Business	38,371	9%	27,149	7%
Consumer (1)	333	—%	138	—%
Total loans receivable	$434,270	100%	$389,814	100%

Add:
Premium on loans	1,400		957
Less:
Deferred fees and loan discounts,net	(136)		(815)
Allowance for loan losses	(5,880)		(7,233)
Total loans receivable, net	$429,654		$382,723
(1) Includes personal loans

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2014 and 2013, and the fiscal year ended March 31, 2014.

Three months ended December 31, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,301	$372	$1,154	$214	$1,535	$21	$6,597
Charge-offs	112	—	—	—	—	—	112
Recoveries	—	—	2	—	540	4	546
Provision for (Recovery of) Loan Losses	225	(19)	(291)	(53)	(1,004)	(9)	(1,151)
Ending Balance	$3,414	$353	$865	$161	$1,071	$16	$5,880

Nine months ended December 31, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	195	—	—	—	—	—	195
Recoveries	379	82	256	—	763	7	1,487
Provision for (Recovery of) Loan Losses	(147)	(37)	(1,226)	161	(1,397)	1	(2,645)
Ending Balance	$3,414	$353	$865	$161	$1,071	$16	$5,880

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,515	172	832	161	828	15	4,523
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	899	181	32	—	244	1	1,357

Loan Receivables Ending Balance	$127,417	$64,138	$200,334	$5,074	$38,244	$327	$435,534
Ending Balance: collectively evaluated for impairment	120,367	62,648	196,229	5,074	33,638	320	418,276
Ending Balance: individually evaluated for impairment	7,050	1,490	4,105	—	4,606	7	17,258

Fiscal year ended March 31, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	2,887	98	574	—	966	15	4,540
Recoveries	534	31	—	149	486	10	1,210
Provision for (Recovery of) Loan Losses	2,234	(33)	(889)	(149)	(1,574)	(15)	(426)
Ending Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,857	216	1,580	—	941	8	5,602
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	520	92	255	—	764	—	1,631

Loan Receivables Ending Balance:	$112,191	$47,525	$198,101	$5,070	$26,931	$138	389,956
Ending Balance: collectively evaluated for impairment	105,719	45,285	189,317	5,070	21,926	137	367,454
Ending Balance: individually evaluated for impairment	6,472	2,240	8,784	—	5,005	1	22,502

Three months ended December 31, 2013
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,223	$394	$2,888	$210	$1,602	$29	$53	$9,399
Charge-offs	—	98	58	—	179	—	—	335
Recoveries	13	7	—	149	230	4	—	403
Provision for (Recovery of) Loan Losses	(169)	78	(610)	(359)	112	(51)	(53)	(1,052)
Ending Balance	$4,067	$381	$2,220	$—	$1,765	$(18)	$—	$8,415

Nine months ended December 31, 2013
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	1,619	98	570	—	572	15	2,874
Recoveries	515	23	—	149	326	13	1,026
Provision for (Recovery of) Loan Losses	1,675	48	(508)	(149)	(1,748)	(44)	(726)
Ending Balance	$4,067	$381	$2,220	$—	$1,765	$(18)	$8,415

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	3,636	329	1,971	—	1,212	16	7,164
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	431	52	249	—	519	—	1,251

Loan Receivables Ending Balance:	$118,187	$47,544	$194,019	$5,068	$28,083	$262	$393,163
Ending Balance: collectively evaluated for impairment	110,268	46,181	181,435	5,068	23,022	261	366,235
Ending Balance: individually evaluated for impairment	7,919	1,363	12,584	—	5,061	1	26,928

The following is a summary of nonaccrual loans at December 31, 2014 and March 31, 2014.

$ in thousands	December 31, 2014	March 31, 2014
Gross loans receivable:
One-to-four family	$3,089	$2,301
Multifamily	1,053	2,240
Commercial real estate	2,850	7,024
Business	1,550	993
Consumer	7	1
Total nonaccrual loans	$8,549	$12,559

Nonaccrual loans decreased $4.0 million, or 31.9%, to $8.5 million at December 31, 2014 from $12.6 million at March 31, 2014.

Non-performing loans at December 31, 2014, were comprised of $4.8 million of loans 90 days or more past due and non-accruing, and included $3.7 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

Non-performing loans at March 31, 2014, were comprised of $9.0 million of loans 90 days or more past due and non-accruing, and included $3.0 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

At December 31, 2014, other non-performing assets totaled $6.5 million which consisted of other real estate owned and held-for-sale loans. At December 31, 2014, other real estate owned valued at $3.9 million comprised of nine foreclosed properties, compared to $1.4 million comprised of eight properties at March 31, 2014. At December 31, 2014, held-for-sale loans totaled $2.6 million, compared to $5.0 million at March 31, 2014.

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

As of December 31, 2014, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$62,648	$193,905	$5,074	$31,908
Special Mention	—	2,519	—	889
Substandard	1,490	3,910	—	5,447
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$64,138	$200,334	$5,074	$38,244

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$123,280	$313
Non-Performing			4,137	14
Total			$127,417	$327

As of March 31, 2014, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$46,028	$184,850	$5,070	$20,638
Special Mention	—	7,129	—	1,295
Substandard	1,497	6,122	—	4,998
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$47,525	$198,101	$5,070	$26,931

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$109,890	$137
Non-Performing			2,301	1
Total			$112,191	$138

The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2014 and March 31, 2014.

December 31, 2014
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,126	$—	$3,011	$4,137	$123,280	$127,417
Multifamily	—	437	1,053	1,490	62,648	64,138
Commercial real estate	3,581	—	1,115	4,696	195,638	200,334
Construction	—	—	—	—	5,074	5,074
Business	—	—	741	741	37,503	38,244
Consumer	—	7	7	14	313	327
Total	$4,707	$444	$5,927	$11,078	$424,456	$435,534

March 31, 2014
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$244	$888	$1,863	$2,995	$109,196	112,191
Multifamily	444	—	2,240	2,684	44,841	47,525
Commercial real estate	3,133	292	3,891	7,316	190,785	198,101
Construction	—	—	—	—	5,070	5,070
Business	—	131	993	1,124	25,807	26,931
Consumer	2	2	1	5	133	138
Total	$3,823	$1,313	$8,988	$14,124	$375,832	$389,956

The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2014 and March 31, 2014.

	At December 31, 2014			At March 31, 2014
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$753	$1,106	$—	$639	$893	—
Multifamily	156	156	—	—	—	—
Commercial real estate	2,937	3,109	—	3,972	4,147	—
Business	952	952	—	341	402	—
Consumer	—	—	—	1	1	—
With an allowance recorded:
One-to-four family	6,297	6,425	899	5,833	5,958	520
Multifamily	1,334	1,432	181	2,240	2,240	92
Commercial real estate	1,168	1,168	32	4,812	5,023	255
Business	3,654	3,737	244	4,664	4,664	764
Consumer and other	7	7	1	—	—	—
Total	$17,258	$18,092	$1,357	$22,502	$23,328	$1,631

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and nine month period ended December 31, 2014 and 2013. All impaired loans during the period were carried on cash-basis nonaccrual

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2014		2013		2014		2013
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$736	$2	$1,793	$4	$731	$11	$1,889	$5
Multifamily	157	—	1,206	5	137	—	519	6
Commercial real estate	2,945	22	9,086	65	2,660	136	9,104	127
Construction	—	—	38	—	—	—	615	—
Business	1,014	11	1,953	40	1,032	89	1,684	47
Consumer and other	—	—	1		—	—	1
With an allowance recorded:
One-to-four family	6,299	$14	5,210	58	6,106	101	5,464	98
Multifamily	1,334	2	162	—	1,336	17	162	—
Commercial real estate	1,171	(15)	3,041	32	684	24	5,138	37
Business	3,678	28	2,870	78	3,466	106	—	—
Consumer and other	7	—	—		7	—	3,728	114
Total	$17,341	$64	$25,360	$282	$16,159	$484	$28,304	$434

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

The following table presents an analysis of those loan modifications that were classified as TDRs during the three and nine month period ended December 31, 2014.

	Modifications to loans during the three month period ended December 31, 2014					Modifications to loans during the nine month period ended December 31, 2014

$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	1	$43	$43	12.00%	12.00%	1	$43	$43	12.00%	12.00%
Commercial real estate	—	—	—	—%	—%	1	873	856	6.60%	6.60%
Business	1	50	50	10.50%	10.50%	1	50	50	10.50%	10.50%
Total	2	$93	$93			3	$966	$949

The following table presents an analysis of those loan modifications that were classified as TDRs during the three and nine month period ended December 31, 2013:

	Modifications to loans during the three month period ended December 31, 2013					Modifications to loans during the nine month period ended December 31, 2013

$ in thousands	Number of loans	Pre- modification outstanding recorded investment	Post modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	1	$429	$428	6.50%	4.50%	2	$913	$975	7.03%	5.06%
Business	—	—	—	—%	—%	1	919	719	6.00%	6.00%
Total	1	$429	$428			3	$1,832	$1,694

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the three month period ended December 31, 2014, one loan of $43 thousand was modified and one loan of $50 thousand was extended. The nine month period ended December 31, 2014 also included one loan of $856 thousand that was extended. For the three month period ended December 31, 2013, one loan of $428 thousand was modified with an interest rate concession of 2.00%. For the nine month period ended December 31, 2013, two loans totaling $975 thousand were modified with interest rate concessions of 2.00%, and one loan of $719 thousand was extended.

For the periods ended December 31, 2014 and 2013, there were no modified loans that subsequently defaulted within the last 12 months.

At December 31, 2014, there were 12 loans in the TDR portfolio totaling $4.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2014, there were 14 loans in the performing TDR portfolio totaling $6.3 million.

At December 31, 2014 and 2013, there were no loans to officers or directors of the Company.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2014, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$211	211
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,535	—	5,535
Federal Home Loan Mortgage Corporation	—	11,024	—	11,024
Federal National Mortgage Association	—	11,083	—	11,083
Other		—	47	47
U.S. Government Agency Securities	—	56,535	—	56,535
Other investments	—	16,224	—	16,224
Total available-for-sale securities	—	100,401	47	100,448
Total	$—	$100,401	$258	$100,659

	Fair Value Measurements at March 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$265	265
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,665	—	5,665
Federal Home Loan Mortgage Corporation	—	11,596	—	11,596
Federal National Mortgage Association	—	10,431	—	10,431
Other	—	—	49	49
U.S. Government Agency securities	—	52,189	—	52,189
Other investments	—	9,531	—	9,531
Total available-for-sale securities	—	89,412	49	89,461
Total	$—	$89,412	$314	$89,726

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and certain mortgage-backed securities. Level 3 assets accounted for 0.04% of the Company’s total assets at December 31, 2014 and March 31, 2014.

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

In the three and nine month period ended December 31, 2014, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2014 and 2013:

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2014	Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2014
Securities Available-for-Sale	$49	$—	$(2)	$—	$47	$—

Mortgage servicing rights	265	(54)	—	—	211	(52)

$ in thousands	Beginning balance, April 1, 2013	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2013	Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2013
Securities Available-for-Sale	$50	$—	$(1)	$—	$49	$—

Mortgage servicing rights	275	6	—	—	281	5
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2014 and March 31, 2014, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,606	$—	$2,606
Impaired loans with a specific reserve allocated	$—	$—	$11,103	$11,103
Other real estate owned	$—	$3,934	$—	$3,934

	Fair Value Measurements at March 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$5,011	$—	$5,011
Impaired loans with a specific reserve allocated	$—	$—	$15,918	$15,918
Other real estate owned	$—	$1,369	$—	$1,369

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended December 31, 2014 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2014 and March 31, 2014 are as follows:

	December 31, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$64,911	$64,911	$64,911	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	100,448	100,448	—	100,401	47
FHLB Stock	2,439	2,439	—	2,439	—
Securities held-to-maturity	12,253	12,433	—	12,433	—
Loans receivable	429,654	435,350	—	—	435,350
Loans held-for-sale	2,606	2,606	—	2,606	—
Accrued interest receivable	2,659	2,659	—	2,659	—
Mortgage servicing rights	211	211	—	—	211
Financial Liabilities:
Deposits	521,045	502,094	305,066	197,028	—
Advances from FHLB of New York	44,000	41,834	—	41,834	—
Other borrowed money	18,403	18,927	—	18,927	—

	March 31, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$122,554	$122,554	$122,554	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	89,461	89,461	—	89,412	49
FHLB Stock	3,101	3,101	—	3,101	—
Securities held-to-maturity	9,029	8,971	—	8,971	—
Loans receivable	382,723	382,604	—	—	382,604
Loans held-for-sale	5,011	5,011	—	5,011	—
Accrued interest receivable	2,557	2,557	—	2,557	—
Mortgage servicing rights	265	265	—	—	265
Financial Liabilities:
Deposits	509,366	493,922	287,767	206,155	—
Advances from FHLB of New York	52,000	53,294	—	53,294	—
Other borrowed money	18,403	18,915	—	18,915	—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of December 31, 2014 and March 31, 2014. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

•	changes in the level of government support of housing finance;

•	the Company’s success in implementing new business initiatives, including expanding its product line, adding new branches and ATM centers and successfully building its brand image;

•	our ability to control costs and expenses;

•	risks related to a high concentration of loans to borrowers secured by property located in our market area;

•	changes in interest rates, which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	technological changes that may be more difficult to implement or more costly than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

•
changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies or the Financial Accounting Standards Board could negatively impact the Company's financial results;

•	litigation or regulatory actions, whether currently existing or commencing in the future, which may restrict our operations or strategic business plan;

•	the ability to originate and purchase loans with attractive terms and acceptable credit quality; and

•	the ability to attract and retain key members of management, and to address staffing needs in response to product demand or to implement business initiatives.

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

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. As of December 2012, approximately 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $644.4 million in assets and 129 employees as of December 31, 2014.

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

In June 2006, Carver Federal was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In addition, Carver still provides funding to the underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of December 31, 2014, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	$13,400
CDE 1-9, CDE 11-12	—	40,000	14,310	—	14,310	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	15,317	15,317	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,568	10,568	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,755	20,755	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,912	10,912	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,241	12,241	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,293	12,293	—	1	—	4,875	4,876
Total	$5,850	$149,000	$14,310	$118,772	$133,082	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed above.

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2014 included in its 2014 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses and assessment of the recoverability of the deferred tax asset involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2014 Form 10-K.

Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined, in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006 and in accordance with ASC Subtopics 450-20 "Loss Contingencies" and 310-10 "Accounting by Creditors for Impairment of a Loan." Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Multifamily

•	Commercial Real Estate

•	Construction

•	Business Loans

•	SBA Loans

•	Other (Consumer and Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The risk factors are generally comprised of actual losses for the most recent ten quarters as a percentage of each respective Loan Type plus nine qualitative factors.  As the loss experience for a Loan Type increases or decreases, the level of reserves required for that particular Loan Type also increases or decreases.  Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen, some of the qualitative factors tend to increase.  The nine qualitative factors the Bank considers and may utilize are:

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

Troubled Debt Restructured Loans

TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, capitalization of interest and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full. For cash flow dependent loans, the Bank records a specific valuation allowance reserve equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Bank records an impairment charge when the current estimated fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on nonaccrual status until they have performed in accordance with the restructured terms for a period of at least six months.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2014, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27,

2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three and nine months ended December 31, 2014. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2014.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $11.0 million, or 15.6%, to $59.4 million at December 31, 2014 from $70.4 million at March 31, 2014 as the growth in deposits replaced maturing short-term borrowings. At December 31, 2014, $41.0 million of the Bank's borrowings with a weighted average rate of 1.1% was scheduled to mature over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At December 31, 2014, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $23.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2014 and March 31, 2014, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $64.9 million and $122.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2014, total cash and cash equivalents decreased $57.6 million to $64.9 million at December 31, 2014, compared to $122.6 million at March 31, 2014, reflecting cash used in investing activities of $56.9 million, cash used in operating activities of $1.4 million, and cash provided by financing activities of $679 thousand.

Net cash used in investing activities of $56.9 million was primarily attributed to loan originations and purchases of $91.5 million partially offset by principal repayments of $45.6 million, and securities purchases of $17.5 million partially offset by investment calls and maturities of $9.1 million. Net cash used in operating activities of $1.4 million was primarily due to recoveries on loans previously charged off and premiums paid on the loan pool purchases. Net cash provided by financing activities of $679 thousand resulted from an increase in deposits of $11.7 million, offset by a net decrease in FHLB-NY advances and other borrowings of $11.0 million.

The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.

The table below presents the capital position of the Bank at December 31, 2014 (dollars in thousands):

$ in thousands	Tier 1 Leverage	Tier 1 Risk- Based Capital	Total Risk- Based Capital
GAAP Capital at December 31, 2014	$65,801	$65,801	$65,801
Add:
General valuation allowances	—	—	5,247
Qualifying subordinated debt	—	—	4,000
Other	(21)	(21)	(21)
Deduct:
Unrealized losses on securities available-for-sale, net	(1,959)	(1,959)	(1,959)
Regulatory Capital	67,739	67,739	76,986
Minimum Capital Requirement	58,132	54,483	54,483
Minimum Capital Requirement Ratio	4.00%	4.00%	8.00%
Regulatory Capital Excess	$9,607	$13,256	$22,503
Capital Ratios	10.49%	16.16%	18.37%

Bank Regulatory Matters

On February 7, 2011, the Bank and the Company consented to enter into the Bank Order and the Company Order with the OTS. The OTS issued these Orders based upon its findings that the Bank and the Company were operating with an inadequate level of capital for the volume, type and quality of assets held by the Bank and the Company, that they were operating with an excessive level of adversely classified assets, and that their earnings were inadequate to augment its capital. The Bank Order included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. At December 31, 2014, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.49%, Tier 1 risk-based capital ratio of 16.16%, and a total risk-based capital ratio of 18.37%.

On November 3, 2014, the OCC notified the Bank that the OCC had determined that the Bank had satisfied all of the requirements of the Bank Order and directed that the Bank Order be terminated. In addition, the OCC notified the Bank that the OCC had determined that the Bank was no longer in “troubled condition” and was relieved of all prior conditions imposed on the Bank by the OTS as a result of its troubled condition designation. The Company Order has not been terminated. Under the Company Order, the Company is prohibited from paying any dividends without prior regulatory approval.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, and 2014, three, ten and six loans, respectively, were repurchased by the Bank.  During the first nine months of fiscal 2015, one loan that had been sold to FNMA was repurchased by the Bank. At December 31, 2014, the Bank continues to service 154 loans with a principal balance of $27.8 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2014(1)	$2,075
Gross new demands received	129
Loans repurchased/made whole	(129)
Demands rescinded	—
Principal payments received on open claims	(22)
Open claims as of December 31, 2014(1)	$2,053
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. Reserves of $365 thousand at December 31, 2014 are reported in our consolidated statement of financial condition as a component of other liabilities.

The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2014:

$ in thousands	December 31, 2014
Representation and warranty repurchase reserve, March 31, 2014 (1)	$287
Net provision for repurchase losses (2)	78
Net realized losses (2)	—
Representation and warranty repurchase reserve, end of period (1)	$365
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2014 and March 31, 2014

Assets

At December 31, 2014, total assets increased $4.5 million, or 0.7%, to $644.4 million, compared to $639.8 million at March 31, 2014. The overall change was primarily due to increases of $46.9 million in the loan portfolio net of the allowance for loan losses and $14.2 million in the investment portfolio, offset by a decrease of $59.3 million in cash and due from banks.

Total investment securities increased $14.2 million, or 14.4%, to $112.7 million at December 31, 2014, compared to $98.5 million at March 31, 2014 as the Bank purchased new securities to increase its investment portfolio as it redeployed excess cash balances.

Net loans receivable increased $45.6 million, or 11.7%, to $435.5 million at December 31, 2014, compared to $390.0 million at March 31, 2014 following growth in business and residential loans from loan purchases and originations.

HFS loans decreased $2.4 million, or 48.0%, to $2.6 million at December 31, 2014 from $5.0 million at March 31, 2014, following transfer of a loan into other real estate owned during the three months ended June 30, 2014.

Liabilities and Equity

Total liabilities increased $1.5 million, or 0.3%, to $590.2 million at December 31, 2014, compared to $588.7 million at March 31, 2014 following growth in deposits, offset by a decrease in borrowed funds.

Deposits increased $11.7 million, or 2.3%, to $521.0 million at December 31, 2014, compared to $509.4 million at March 31, 2014 following an increase in money market and interest-bearing checking accounts, partially offset by lower certificates of deposits and savings accounts.

Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money decreased $11.0 million, or 15.6%, to $59.4 million at December 31, 2014, compared to $70.4 million at March 31, 2014, as growth in deposits replaced maturing short-term borrowings.

Total equity increased $3.0 million, or 5.9%, to $54.2 million at December 31, 2014, compared to $51.2 million at March 31, 2014. The increase was primarily due to a $2.8 million reduction in unrealized losses on investments and net income earned for the nine month period.

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
The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Form 10-K for the year ended March 31, 2014.

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of December 31, 2014:

$ in thousands
Commitments to fund mortgage loans	$9,100
Commitments to fund commercial and consumer loans	8,690
Lines of credit	5,271
Letters of credit	244
Total	$23,305

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2014 and 2013

Overview

The Company reported net income attributable to Carver of $111 thousand for the three months ended December 31, 2014, compared to a net loss attributable to Carver of $823 thousand for the comparative prior year period. Earnings per share for the quarter ended December 31, 2014 was $0.03, compared to a loss per share of $0.22 for the prior year period. The increase was primarily due to higher non-interest expense in the prior year quarter attributable to the cost of terminating the Bank's pension plan, partially offset by lower interest income in the current quarter.

The Company reported net income attributable to Carver of $491 thousand for the nine months ended December 31, 2014, compared to net loss attributable to Carver of $69 thousand for the comparative prior year period. Earnings per share for the nine months ended December 31, 2014 was $0.13, compared to a loss per share of $0.02 for the prior year period. The increase was primarily due to recoveries in the loan loss provision, partially offset by lower net interest income and non-interest income. Employee compensation and benefits expense was lower for the nine months ended December 31, 2014 largely due to the expense associated with terminating the Company's pension plan recognized in the prior year period, which was mostly offset by increases in salaries and benefits related to adding additional lending staff and the associated support personnel.
The following table reflects selected operating ratios for the three and nine months ended December 31, 2014 and 2013 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2014		2013		2014		2013
Return on average assets (1)	0.07%		(0.56)%		0.10%		(0.02)%
Return on average stockholders' equity (2) (8)	0.82%		(6.40)%		1.21%		(0.17)%
Return on average stockholders' equity, excluding AOCI (2) (8)	0.79%		(5.75)%		1.15%		(0.16)%
Net interest margin (3)	2.82%		3.54%		2.99%		3.39%
Interest rate spread (4)	2.71%		3.42%		2.87%		3.26%
Efficiency ratio (5) (8)	119.95%		132.33%		112.93%		103.42%
Operating expenses to average assets (6)	4.33%		5.64%		4.29%		4.48%
Average stockholders' equity to average assets (7) (8)	8.67%		8.79%		8.65%		9.20%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.99%		9.79%		9.10%		9.60%
Average interest-earning assets to average interest-bearing liabilities	1.17	x	1.19	x	1.19	x	1.19	x

(1) Net income (loss), annualized, divided by average total assets.
(2) Net income (loss), annualized, divided by average total stockholders' equity.
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
(8) See Non-GAAP Financial Measures disclosure for comparable GAAP measures.

Non-GAAP Financial Measures

In addition to evaluating the Company's results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements their evaluation with an analysis of certain non-GAAP financial measures, such as the efficiency ratio, return on average stockholders' equity excluding average accumulated other comprehensive income (loss) ("AOCI"), and average stockholders' equity excluding AOCI to average assets. Management believes these non-GAAP financial measures provide information that is useful to investors in understanding the Company's underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio is used by management in its assessment of financial performance, including non-interest expense control.

Return on equity measures how efficiently we generate profits from the resources provided by our net assets. Return on average stockholders' equity is calculated by dividing annualized net income (loss) attributable to Carver by average stockholders' equity, excluding AOCI. Management believes that this performance measure explains the results of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current businesses. For purposes of the Company's presentation, AOCI includes the changes in the market or fair value of its investment portfolio and the former pension plan. These fluctuations have been excluded due to the unpredictable nature of this item and is not necessarily indicative of current operating or future performance.

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2014	2013	2014	2013
Average Stockholders' Equity
Average Stockholders' Equity	$54,395	$51,438	$53,985	$55,105
Average AOCI	(2,023)	(5,833)	(2,813)	(2,378)
Average Stockholders' Equity, excluding AOCI	$56,418	$57,271	$56,798	$57,483

Return on Average Stockholders' Equity	0.82%	(6.40)%	1.21%	(0.17)%
Return on Average Stockholders' Equity, excluding AOCI	0.79%	(5.75)%	1.15%	(0.16)%

Average Stockholders' Equity to Average Assets	8.67%	8.79%	8.65%	9.20%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.99%	9.79%	9.10%	9.60%

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

Net interest income decreased $773 thousand, or 15.4%, to $4.3 million for the three months ended December 31, 2014, compared to $5.0 million for the comparative prior year period. Net interest income decreased $935 thousand, or 6.4%, to $13.6 million for the nine months ended December 31, 2014, compared to $14.6 million for the prior year period.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2014 and 2013. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended December 31,
	2014			2013
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$414,547	$4,677	4.51%	$401,843	$5,412	5.39%
Mortgage-backed securities	35,354	197	2.23%	42,275	247	2.34%
Investment securities	54,471	263	1.93%	46,789	237	2.03%
Restricted cash deposit	6,354	—	0.03%	6,556	—	0.03%
Equity securities (2)	1,727	18	4.14%	2,323	23	3.93%
Other investments and federal funds sold	90,153	110	0.48%	67,281	85	0.50%
Total interest-earning assets	602,606	5,265	3.49%	567,067	6,004	4.23%
Non-interest-earning assets	24,909			18,192
Total assets	$627,515			$585,259

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$29,018	$12	0.16%	$24,632	$10	0.16%
Savings and clubs	94,338	63	0.26%	94,963	63	0.26%
Money market	148,778	185	0.49%	116,067	134	0.46%
Certificates of deposit	195,443	473	0.96%	185,147	478	1.02%
Mortgagors deposits	1,939	8	1.64%	1,938	9	1.84%
Total deposits	469,516	741	0.63%	422,747	694	0.65%
Borrowed money	43,577	272	2.48%	53,120	285	2.13%
Total interest-bearing liabilities	513,093	1,013	0.78%	475,867	979	0.82%
Non-interest-bearing liabilities
Demand	53,350			55,548
Other liabilities	7,178			2,484
Total liabilities	573,621			533,899
Non-controlling interest	(501)			(78)
Stockholders' equity	54,395			51,438
Total liabilities and equity	$627,515			$585,259
Net interest income		$4,252			$5,025

Average interest rate spread			2.71%			3.42%

Net interest margin			2.82%			3.54%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2014			2013
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$401,856	$14,838	4.92%	$379,759	$15,590	5.47%
Mortgage-backed securities	36,070	595	2.20%	52,804	796	2.01%
Investment securities	53,468	762	1.90%	56,841	777	1.82%
Restricted cash deposit	6,354	1	0.03%	7,452	1	0.03%
Equity securities (2)	1,822	59	4.30%	2,334	69	3.92%
Other investments and federal funds sold	106,692	357	0.44%	73,301	283	0.51%
Total interest-earning assets	606,262	16,612	3.65%	572,491	17,516	4.08%
Non-interest-earning assets	17,721			26,596
Total assets	$623,983			$599,087

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$26,744	$33	0.16%	$25,534	$30	0.16%
Savings and clubs	96,385	193	0.27%	96,503	192	0.26%
Money market	141,159	517	0.49%	115,431	400	0.46%
Certificates of deposit	199,803	1,416	0.94%	189,248	1,429	1.00%
Mortgagors deposits	1,977	23	1.54%	2,012	27	1.78%
Total deposits	466,068	2,182	0.62%	428,728	2,078	0.64%
Borrowed money	43,599	815	2.48%	53,361	888	2.21%
Total interest-bearing liabilities	509,667	2,997	0.78%	482,089	2,966	0.82%
Non-interest-bearing liabilities
Demand	53,432			55,753
Other liabilities	7,307			6,306
Total liabilities	570,406			544,148
Non-controlling interest	(408)			(166)
Stockholders' equity	53,985			55,105
Total liabilities & equity	$623,983			$599,087
Net interest income		$13,615			$14,550

Average interest rate spread			2.87%			3.26%

Net interest margin			2.99%			3.39%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $739 thousand, or 12.3%, to $5.3 million for the three months ended December 31, 2014, compared to $6.0 million for the prior year quarter. Interest income decreased $904 thousand, or 5.2%, to $16.6 million for the nine months ended December 31, 2014, compared to $17.5 million for the prior year period. Although the average balance of loans increased for both comparative periods compared to the prior year, the average yield on loans decreased. A change in loan mix, with higher one-to-four family loans and lower multifamily loans, led to lower average yields on loans. Interest income on mortgage-backed securities decreased $50 thousand for the three months ended and $201 thousand for the nine months ended December 31, 2014 following decreases of $6.9 million and $16.7 million, respectively, in the average balances of mortgage-backed securities from the prior year periods as the Bank repositioned its investment portfolio with higher yielding securities. The decrease in average balance was partially offset by an increase in average yield on mortgage-backed securities of 19 basis points from 2.01% to 2.20% for the nine months ended December 31, 2014.

Interest Expense

Interest expense increased $34 thousand, or 3.5%, to $1.0 million for the three months ended December 31, 2014, and $31 thousand, or 1.0%, to $3.0 million for the nine months ended December 31, 2014, as an increase in interest expense on deposits was partially offset by a decrease in interest expense on borrowed funds, as the Bank grew deposits and reduced borrowings.

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

The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2014 and 2013 and the fiscal year-end March 31, 2014:

$ in thousands	Nine Months Ended December 31, 2014	Fiscal Year Ended March 31, 2014	Nine Months Ended December 31, 2013
Beginning Balance	$7,233	$10,989	$10,989
Less: Charge-offs	195	4,540	2,874
Add: Recoveries	1,487	1,210	1,026
Recovery of Loan Losses	(2,645)	(426)	(726)
Ending Balance	$5,880	$7,233	$8,415

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.32)%	0.86%	0.49%
Allowance to total loans	1.35%	1.85%	2.14%
Allowance to non-performing loans	68.78%	57.59%	56.39%

The Company recorded a $1.2 million recovery of loan losses for the three months ended December 31, 2014, compared to a $1.1 million recovery for the prior year period. Net recoveries of $434 thousand were recognized, compared to $68 thousand in the prior year quarter. For the nine months ended December 31, 2014, the Company recorded a $2.6 million recovery of loan losses, compared to $726 thousand for the prior year period. Net recoveries of $1.3 million were recognized for the nine month period, compared to net charge-offs of $1.8 million in the prior year period. The improvement in both periods was primarily due to recoveries of previously charged-off loans in the current period and decreases in historic loan loss rates.

At December 31, 2014, nonaccrual loans totaled $8.5 million, or 1.3% of total assets compared to $12.6 million or 2.0% of total assets at March 31, 2014. The ALLL was $5.9 million at December 31, 2014, which represents a ratio of the ALLL to nonaccrual loans of 68.8% compared to $7.2 million at March 31, 2014 which represents a ratio of 57.6%. The ratio of the ALLL to total loans was 1.4% at December 31, 2014, a decrease from 1.9% at March 31, 2014.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2014, loans classified as TDR totaled $8.4 million, of which $4.7 million were classified as performing. At March 31, 2014, loans classified as TDR totaled $9.2 million, of which $6.3 million were classified as performing.

At December 31, 2014, non-performing assets totaled $15.1 million, or 2.3% of total assets compared to $18.9 million, or 3.0% of total assets at March 31, 2014.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

Non Performing Assets

$ in thousands	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,089	$2,636	$2,651	$2,301	$3,736
Multifamily	1,053	1,054	671	2,240	1,363
Commercial real estate	2,850	2,991	3,979	7,024	8,702
Business	1,550	1,395	818	993	1,120
Consumer	7	10	5	1	1
Total nonaccrual loans	8,549	8,086	8,124	12,559	14,922
Other non-performing assets (2):
Real estate owned	3,934	4,122	4,124	1,369	1,423
Loans held-for-sale	2,606	2,606	2,611	5,011	7,678
Total other non-performing assets	6,540	6,728	6,735	6,380	9,101
Total non-performing assets (3)	$15,089	$14,814	$14,859	$18,939	$24,023

Accruing loans contractually past maturity > 90 days (4)	6	4,972	—	—	42

Non-performing loans to total loans	1.96%	1.97%	2.08%	3.22%	3.80%
Non-performing assets to total assets	2.34%	2.30%	2.31%	2.96%	3.76%
Allowance to total loans	1.35%	1.61%	1.81%	1.85%	2.14%
Allowance to non-performing loans	68.78%	81.59%	86.98%	57.59%	56.39%
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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2014, there were $4.7 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less). At December 31, 2014, the Bank had $9.4 million in subprime loans, or 2.3% of its total loan portfolio, of which $1.3 million are non-performing loans.

Non-Interest Income

Non-interest income increased $198 thousand, or 16.4%, to $1.4 million for the three months ended December 31, 2014, compared to $1.2 million for the prior year quarter. The increase was primarily attributed to higher loan fees during the quarter driven by prepayment fees on commercial real estate loans. Further, a gain on sale of real estate owned of $41 thousand was recognized for the current quarter, compared to a loss of $149 thousand in the prior year quarter.

For the nine months ended December 31, 2014, non-interest income decreased $743 thousand, or 15.1%, to $4.2 million, compared to $4.9 million in the prior year period. Non-interest income in the prior year period included gains on sales of loans and securities of $768 thousand and $507 thousand, respectively, as the Bank disposed of non-performing loans and repositioned its investment portfolio. Other non-interest income for the current nine month period included a $323 thousand grant from the Community Development Financial Institutions Fund of the U.S. Treasury Department.

Non-Interest Expense

Non-interest expense decreased $1.5 million, or 17.7%, to $6.8 million for the three months ended December 31, 2014, compared to $8.3 million for the prior year quarter. The decrease was primarily attributed to higher employee compensation and benefit expense in the prior year quarter associated with the termination of the Company's pension plan and the recognition of the full expense during the prior year period.

For the nine months ended December 31, 2014, non-interest expense remained relatively unchanged at $20.1 million, decreasing $43 thousand, or 0.2%, from the prior year period due to lower data processing costs following the change in core technology platform, and lower federal deposit insurance premiums, partially offset by an increase in the reserves for losses associated with the repurchase of mortgage loans sold by the Bank to Fannie Mae and higher consulting fees. Employee compensation and benefits expense was lower for the nine months ended December 31, 2014 largely due to the expense associated with terminating the Company's pension plan recognized in the prior year period, which was mostly offset by increases in salaries and benefits related to adding additional lending staff and the associated support personnel.

Income Tax Expense

Income tax expense was $62 thousand for the three months ended December 31, 2014, compared to $6 thousand for the prior year quarter. For the nine months ended December 31, 2014, income tax expense was $135 thousand, compared to $94 thousand in the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2014, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.

Based on the foregoing evaluation, and in light of the identified material weakness disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014 filed July 15, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014. The material weakness in internal control over financial reporting related to the ongoing monitoring and evaluation of the design and conduct of internal controls associated with infrequent process activities, including reporting related to the Company’s pension plan activities.

(b) Remediation Plan

With the oversight of senior management and our finance and audit committee, we are currently developing and implementing additional policies, improved processes, documented procedures and training related to infrequent processes in order to remediate the underlying causes of the material weakness.

Our initial estimate was that our remediation plan would be implemented by September 30, 2014. However, certain elements of the plan, including staffing and training, were not fully implemented by that date. Accordingly, we expect the remediation plan to be fully implemented by March 31, 2015.

In addition, the effectiveness of new or revised processes and procedures cannot be evaluated until we have operated under such processes and procedures for at least one full fiscal reporting period. We expect to conduct a complete evaluation of the effectiveness of our remediation plan as of the fiscal year ending March 31, 2015.

(c) Changes in Internal Control over Financial Reporting

Other than the remediation plan discussed above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and the Bank or one of its wholly owned subsidiaries are parties to various legal proceedings incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company, the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company, the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.  Further, there have been no material developments or changes associated with any litigation matters previously reported by the Company or the Bank.  In accordance with ASC Topic 450, Carver has accrued $45,000 for these lawsuits.

Item 1A.	Risk Factors

The Company does not believe its risks have materially changed from those included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended December 31, 2014.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended December 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
4.4	Exchange Agreement, dated June 29, 2011, by and between the Company and the United States Department of the Treasury (4)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2014 (unaudited) and March 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2014 and 2013 (unaudited); (iv) Consolidated Statements of Changes in Equity for the nine months ended December 31, 2014 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	February 9, 2015	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2015	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)