Form 10-K
period 2015-03-31
CARVER BANCORP INC
filed 2015-06-29
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2015 there were 3,696,087 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2014 (based on the closing sales price of $9.11 per share of the registrant's common stock on September 30, 2014) was approximately $33,671,353.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2015 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2015 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to Carver Bancorp, Inc.'s (the "Company") financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include but are not limited to the following:

•	the ability of the Company to comply with its regulatory order, and the effect on operations resulting from restrictions set forth in such regulatory order;

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

•	adverse changes in the financial industry and the securities, credit, national and local real estate markets (including real estate value);

•	changes in our existing loan portfolio composition (including increases in commercial lending) and credit quality or changes in loan loss requirements;

•	changes in the level of trends of delinquencies and write-offs and in our allowance and provision for loan losses;

•
legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to the impact of the Dodd-Frank Wall Street Reform, the JOBS Act, the Consumer Protection Act and new capital regulations, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and the resources we have available to address such changes;

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

•
changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board could negatively impact the Company’s financial results;

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

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. As of December 2012, approximately 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $676.4 million in assets and employed 129 employees as of March 31, 2015.

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

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2015, all three award allocations have been fully utilized in qualifying projects. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements for additional details on the NMTC activities.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2015, this subsidiary had $2.1 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2015, CAC owned mortgage loans carried at approximately $27.0 million and total assets of $129.2 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.
Carver Statutory Trust I
Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities

(formerly FIN 46(R)). Under the Company's regulatory orders, the Company was prohibited from paying dividends without prior approval from the Office of the Comptroller of the Currency ("OCC"). Therefore, the Company has deferred the debenture interest payments on the prior subordinated debentures and the Trust has deferred distribution payments on the Capital Securities. The OCC lifted its order and determined the Bank is no longer in troubled condition, effective November 3, 2014. The Company has requested approval from the Federal Reserve to reinstate the debenture interest payment. As of March 31, 2015, the request remains pending.
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
In connection with the private placement, the Company entered into an Exchange Agreement (the "Exchange Agreement") with the U.S. Department of Treasury (the Treasury Department), pursuant to which the Treasury Department agreed to exchange the 18,980 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") that it held for shares of Common Stock at the same conversion price applicable to the conversion of the Series C Preferred Stock (the "Exchange"). The Exchange was effective October 28, 2011, and the Series B Preferred Stock was exchanged for 2,321,286 shares of Common Stock.

In connection with the private placement and the Exchange, the Company held a meeting of its stockholders on October 25, 2011, at which the stockholders approved the conversion of the Series C Preferred Stock into shares of Series D Preferred Stock and Common Stock; the issuance of the Series D Preferred Stock; the subsequent conversion of the Series D Preferred Stock into shares of Common Stock in the event of certain transfers; the exchange of the Series B Preferred Stock for Common Stock; and an amendment of the Company's certificate of incorporation that permits the Treasury Department to vote shares of Common Stock that it holds in excess of 10% of the Company's outstanding Common Stock. In addition, the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company's Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company's Common Stock from 2,510,238 to 166,975, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and the Treasury Department.

Personnel

At fiscal year end 2015, the Company had 129 employees. None of the Company's employees are a member of a collective bargaining agreement.

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

In recent years, Carver Federal has focused on the origination of commercial real estate loans and multifamily residential loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. Due to the overall improvement in the loan portfolio, the Bank has been able to recover provision for loan losses in years 2013 to 2015. However, the greater risk associated with commercial real estate and multifamily residential loans may require the Bank to increase its provisions for loan losses and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.

Loan Portfolio Composition. Total loans receivable increased $91.6 million, or 23.5%, to $481.5 million at March 31, 2015 compared to $389.8 million at March 31, 2014. Carver Federal's total loans receivable as a percentage of total assets increased to 71.2% at March 31, 2015 compared to 60.9% at March 31, 2014. Commercial real estate loans totaled $186.4 million, or 38.7% of total loans receivable at March 31, 2015 compared to $198.8 million, or 51.0% of total loans receivable at March 31, 2014; one-to-four family mortgage loans totaled $125.0 million, or 26.0% of total loans receivable at March 31, 2015 compared to $111.2 million, or 28.5% at March 31, 2014; multifamily loans totaled $93.8 million, or 19.5% of total loans receivable at March 31, 2015 compared to $47.4 million, or 12.2% at March 31, 2014; business loans totaled $70.7 million, or 14.7% of total loans receivable at March 31, 2015 compared to $27.1 million, or 7.0% at March 31, 2014; construction loans at March 31, 2015 and March 31, 2014 (net of committed but undisbursed funds), totaled $5.1 million, or 1.1% and 1.3%, respectively, of total loans receivable; and consumer loans (credit card loans, personal loans, and home improvement loans) totaled $434 thousand or 0.09% of total loans receivable at March 31, 2015, compared to $138 thousand, or 0.04% at March 31, 2014.

The following is a summary of loans receivable, net of allowance for loan losses as of:

	March 31, 2015		March 31, 2014		March 31, 2013		March 31, 2012		March 31, 2011
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$125,020	26.0%	$111,220	28.5%	$73,625	19.8%	$66,313	16.0%	$82,061	14.1%
Multifamily	93,780	19.5	47,399	12.2	56,427	15.2	78,859	19.0	123,791	21.3
Commercial real estate	186,443	38.7	198,808	51.0	203,813	54.9	207,505	50.0	243,786	41.9
Construction	5,107	1.1	5,100	1.3	1,228	0.3	16,471	4.0	78,055	13.4
Business	70,679	14.7	27,149	7.0	35,795	9.6	44,424	10.7	53,248	9.1
Consumer and other (1)	434	0.1	138	—	247	0.1	1,258	0.3	1,349	0.2
Total loans receivable	$481,463	100.0%	$389,814	100.0%	$371,135	100.0%	414,830	100.0%	582,290	100.0%

Add:
Premium on loans	2,233		957		728		137		120
Less:
Deferred fees and loan discounts, net	(503)		(815)		(1,741)		(2,109)		(2,107)
Allowance for loan losses	(4,477)		(7,233)		(10,989)		(19,821)		(23,147)
Total loans receivable, net	$478,716		$382,723		$359,133		$393,037		$557,156

(1)	Includes personal loans

One-to-four Family Residential Lending. Carver Federal originates and purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. In fiscal 2015, the Bank purchased $26.1 million one-to-four family loans compared to $55.5 million purchased in fiscal 2014. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties. Approximately 15.3% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2015 were adjustable rate and approximately 84.7% were fixed-rate. One-to-four family residential real estate loans increased $13.8 million, or 12.4%, to $125.0 million at March 31, 2015 compared to $111.2 million at March 31, 2014.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2015, the Bank, through its sub-servicer, serviced $27.5 million in loans for FNMA and $2.9 million for other third parties. The Bank has recorded $210 thousand in related mortgage servicing rights.

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

The Bank previously originated or purchased a limited amount of subprime loans (which are defined as those loans which have FICO scores of 660 or less). At March 31, 2015, the Bank had $9.5 million in subprime loans, or 2.0%, of its total loan portfolio of which $959 thousand are non-performing loans.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio increased $46.4 million, or 97.9%, to $93.8 million in fiscal 2015, or 19.5% of Carver Federal's total loan portfolio at March 31, 2015.

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

Commercial Real Estate Lending. Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate. Although Carver has experienced favorable loss history associated with commercial real estate loans, these loans may entail additional risks compared with one-to-four family residential and multifamily lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

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

At March 31, 2015, commercial real estate mortgage loans totaled $186.4 million, or 38.7% of the total loan portfolio. This balance reflects a year-over-year decrease of $12.4 million, or 6.2%.

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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2015, loans to churches totaled $13.5 million, or 2.8% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 18 church loans in the Bank's loan portfolio.

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

At March 31, 2015, the Bank had $5.1 million in construction loans outstanding, comprising 1.1% of the Bank's gross loan portfolio.

Business Loans.  Carver Federal's small business lending portfolio increased $43.5 million to $70.7 million, or 14.7%, of the Bank's gross loan portfolio in fiscal 2015. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory.

Consumer and other Loans. At March 31, 2015, the Bank had $434 thousand in consumer and other loans, or 0.09%, of the Bank's gross loan portfolio, primarily made up of unsecured loans, consisting of consumer loans, other than loans secured by savings deposits.

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

Loan Approval. Except for real estate and business loans in excess of $6.0 million and $3.0 million, respectively, mortgage and business loan approval authority has been delegated by the Bank's Board to the Board's Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank's Management Loan Committee, which consists of certain members of executive management, loan approval authority for loans up to and including $3.0 million for real estate loans and $1.0 million for all other business loans. Real estate and business loans above $6.0 million and $3.0 million, respectively, must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans. One-to-four family mortgage loans that conform to FNMA, FHA and Federal Home Loan Mortgage Corporation (FHLMC), standards and limits may be approved by the outsourced third party loan originator. Under the Bank's Orders (see "Regulation and Supervision" section in Item 1), the Bank was restricted from originating new CRE loans without prior regulatory approval. On December 28, 2011, the OCC provided the Bank's Board, or a committee of the Board, authority to approve origination of CRE loans under certain conditions, which includes a certification that the extension of credit is in the best interest of the Bank.

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2015, the maximum loans-to-one-borrower under this test is $11.3 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations, including loans originated for sale, were $66.0 million in fiscal 2015 compared to $68.5 million in fiscal 2014. The Bank purchased $85.9 million in loans during fiscal year 2015 compared to $55.7 million during fiscal year 2014.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2015		2014		2013
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$141	0.1%	$240	0.2%	$1,130	2.7%
Multifamily	3,433	2.3%	8,693	7.0%	—	—%
Commercial real estate	52,305	34.4%	47,957	38.6%	21,130	49.6%
Construction	—	—%	5,100	4.1%	—	—%
Business	10,091	6.6%	5,796	4.7%	5,764	13.5%
Consumer and others (1)	—	—%	664	0.5%	8	—%
Total loans originated	65,970	43.4%	68,450	55.1%	28,032	65.8%
Loans purchased (2)	85,873	56.6%	55,689	44.9%	14,533	34.1%
Total loans originated and purchased	151,843	100%	124,139	100%	42,565	100%
Loans sold (3)	—		(20,788)		(27,306)
Net additions to loan portfolio	$151,843		$103,351		$15,259

(1)	Comprised of personal loans.

(2)
Comprised of one-to-four family residential, commercial real estate, multifamily mortgage loans and business loans with a net book value of $85.7 million purchased from a third party and $129 thousand repurchased from FNMA.

(3)	Comprised of primarily one-to-four family mortgage loans and commercial loans in 2014 and construction and commercial real estate loans in 2013.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2015 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$327	$4,840	$119,853	$125,020
Multifamily	5,562	46,105	42,113	93,780
Commercial real estate	12,285	96,785	77,373	186,443
Construction	—	5,107	—	5,107
Business	10,525	28,142	32,012	70,679
Consumer	402	28	4	434
Total	$29,101	$181,007	$271,355	$481,463

The following table sets forth as of March 31, 2015, amounts in each loan category that are contractually due after March 31, 2015 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2015
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$105,614	$19,079	$124,693
Multifamily	78,149	10,069	88,218
Commercial real estate	156,941	17,217	174,158
Construction	5,107	—	5,107
Business	41,561	18,593	60,154
Consumer	32	—	32
Total	$387,404	$64,958	$452,362

Asset Quality

General. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets.

The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multifamily real estate loans, the borrower's ability to pay typically is dependent on rental income, which can be impacted primarily by vacancies and general market conditions. For one-to-four family loans, a borrowers' ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower's ability to pay typically is dependent primarily on the success of the borrower's business. For all of the Bank's loans, a borrower's ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays.

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2015, loans classified as a troubled debt restructuring totaled $10.2 million, of which $6.6 million were classified as performing.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2015	2014	2013	2012	2011
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,664	$2,301	$7,642	$6,988	$15,993
Multifamily	1,053	2,240	423	2,923	6,786
Commercial real estate	2,817	7,024	14,788	24,467	10,078
Construction	—	—	1,230	11,325	37,218
Business	861	993	6,505	8,862	7,289
Consumer	—	1	38	23	42
Total nonaccrual loans	8,395	12,559	30,626	54,588	77,406

Other non-performing assets (2)
Real estate owned	4,341	1,369	2,386	2,183	564
Loans held-for-sale	2,576	5,011	13,107	29,626	9,205
Total other non-performing assets	6,917	6,380	15,493	31,809	9,769
Total non-performing assets (3)	$15,312	$18,939	$46,119	$86,397	$87,175

Accruing loans contractually past due > 90 days (4)	$—	$—	$—	$—	$—

Non-performing loans to total loans	1.74%	3.22%	8.27%	13.22%	13.34%
Non-performing assets to total assets	2.26%	2.96%	7.23%	13.47%	12.29%

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

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $3.6 million at 2015, $3.0 million at 2014, $16.7 million at 2013, $21 million at 2012, and $23.8 million at 2011. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $4.6 million at 2015, $6.3 million at 2014, $5 million at 2013, $3.5 million at 2012, and $442 thousand at 2011.

(4)	Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

At March 31, 2015, total non-performing assets decreased by $3.6 million, or 19.2%, to $15.3 million, compared to $18.9 million at March 31, 2014 as a result of a decrease in nonaccrual loans, year over year. Nonaccrual loans at March 31, 2015 consist of nineteen one-to-four family loans, eight consumer loans, five multifamily loans, five commercial real estate loans and five small business and SBA loans. The decrease in delinquent loans from the prior year is primarily the result of stabilized, if not improved, economic conditions and Carver's proactive approach to addressing and managing delinquencies. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses will be reduced by the increased value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2015 includes a portfolio of loans held-for sale and real estate owned assets consisting of nine properties foreclosed upon. At March 31, 2015, Carver had 11 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $1.9 million.

Although we believe that substantially all risk elements at March 31, 2015 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that my affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses and lease losses ("ALLL"). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. Federal examiners may disagree with a savings institution as to the appropriate level of the institution's allowance for loan losses. While management believes Carver Federal has established its existing loss allowances in accordance with the ALLL policy, there can be no assurance that regulators, in reviewing Carver Federal's assets, will not require Carver Federal to increase its loss allowance, thereby negatively affecting Carver Federal's reported financial condition and results of operations. For additional information regarding Carver Federal's ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

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

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans at fair value, less estimated selling costs.  Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller.  Any amount of cost in excess of fair value is charged off against the allowance for loan losses.  Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure.  Subsequent to taking possession of the property, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded, providing the Bank did not provide financing for the sale.

The following table sets forth an analysis of Carver Federal's allowance for loan losses for the years ended March 31:

$ in thousands	2015	2014	2013	2012	2011
Balance at beginning of year	$7,233	$10,989	$19,821	$23,147	$12,000
Less Charge-offs:
One-to-four family	687	2,887	2,103	3,730	827
Multifamily	—	98	226	6,250	5,821
Commercial real estate	—	574	1,148	5,111	798
Construction	—	—	151	5,961	5,607
Business	320	965	2,274	875	2,958
Consumer and other	281	16	1	8	8
Total Charge-offs	$1,288	$4,540	$5,903	$21,935	$16,019
Add Recoveries:
One-to-four family	380	534	15	469	2
Multifamily	83	31	91	6	—
Commercial real estate	256	—	—	2	2
Construction	—	149	22	1,677	4
Business	816	486	265	113	27
Consumer and other	9	10	5	—	17
Total Recoveries	$1,544	$1,210	$398	$2,267	$52
Net loans (recovered) charged-off	(256)	3,330	5,505	19,668	15,967
Provision for (recovery of) losses	(3,010)	(426)	(3,327)	16,342	27,114
Balance at end of year	$4,479	$7,233	$10,989	$19,821	$23,147

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.06)%	0.86%	1.35%	3.74%	2.54%
Allowance to total loans	0.93%	1.85%	2.97%	4.80%	3.99%
Allowance to non-performing loans	53.35%	57.59%	35.88%	36.31%	29.90%

The following table allocates the allowance for loan losses by asset category at March 31:

	2015		2014		2013		2012		2011
$ in thousands	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
One-to-four family	$1,989	44.4%	$3,377	46.7%	$3,496	31.8%	$4,305	21.7%	$2,923	12.6%
Multifamily	534	11.9%	308	4.3%	409	3.7%	5,409	27.3%	6,223	26.9%
Commercial real estate	1,029	23.0%	1,835	25.4%	3,297	30.0%	6,709	33.8%	3,999	17.3%
Construction	99	2.2%	—	—%	—	—%	1,532	7.7%	6,944	30.0%
Business	813	18.2%	1,705	23.6%	3,759	34.2%	1,786	9.0%	2,965	12.8%
Consumer and other	13	0.3%	8	0.1%	28	0.3%	80	0.4%	93	0.4%
Total Allowance	$4,477	100%	$7,233	100%	$10,989	100%	$19,821	100%	$23,147	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories:  trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2015, the Bank had no securities classified as trading.  At March 31, 2015, $101.2 million, or 89.5% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $11.9 million, or 10.5%, were classified as held-to-maturity.

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

Mortgage-backed securities constituted 5.7% of total assets at March 31, 2015 and 2014. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a prorata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2015, constituted $3.6 million, or 9.2%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. As of fiscal year end 2015 and 2014, the Bank does not have any securities that are classified as having other than temporary impairment in its investment portfolio.

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

As of March 31, 2015 the Bank has $38.7 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”), the FDIC deposit insurance limit was $100,000. As a result of ESSA, this limit was increased to $250,000 through December 31, 2013. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.

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

Borrowed Funds.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2015, Carver had $65.0 million in FHLB-NY advances outstanding.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum (reset quarterly) equal to 3.05% over 3-month LIBOR, with a rate at March 31, 2015 of 3.32%.  Under the Company's regulatory orders, the Company is prohibited from paying dividends without prior regulatory approval. Therefore the Company has deferred the debenture interest payments and the Trust has deferred distributing the Capital Securities. The Company has requested approval from the Federal Reserve to reinstate the debenture interest payment. As of March 31, 2015, the request remains pending.

REGULATION AND SUPERVISION

Cease and Desist Orders

On February 7, 2011, the Company and the Bank consented to the Office of Thrift Supervision ("OTS") issuing a Bank Order and a Company Order to Cease and Desist (collectively, the “Orders”) against the Company and Bank. Effective July 21, 2011, supervisory authority for the Company and Bank Orders passed to the Board of Governors of the Federal Reserve System (“FRB”) and the Office of the Comptroller of the Currency ("OCC"), respectively. The OCC lifted and removed the C&D Order applicable to the Bank on November 3, 2014 and further determined that the Bank is no longer in "troubled condition" as defined by Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The C&D Order applicable to the Company (the "FRB C&D Order") under the authority of the FRB remains in effect. The Company has taken actions toward compliance but no assurances can be given that the Company will be able to comply with all provisions of the FRB C&D Order. Failure to comply could result in further regulatory actions and possible civil money penalties to be assessed by the FRB.

The FRB C&D Order requires, among other things, the Company to notify and receive the FRB’s written permission prior to (i) declaring, making or paying any dividends or other capital distributions, or repurchasing or redeeming any capital stock; (ii) incurring, issuing, renewing, repurchasing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (v) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (vi) making any golden parachute payments or prohibited indemnification payments. The foregoing description of the FRB C&D Order is qualified in its entirety by reference to the Order issued to the Company. For additional information regarding the Order, please see the Form 8-K filed with the SEC on February 10, 2011.

As stated above, under the FRB C&D Order, the Company is prohibited from paying any dividends without prior regulatory approval. On October 18, 2011, the Company received approval from the Federal Reserve to pay all outstanding dividend payments on the Company's fixed-rate cumulative perpetual preferred stock issued under the Capital Purchase Program of the Treasury. These payments were made in connection with the Treasury, on October 28, 2011, exchanging the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

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

In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, required changes in the way that institutions were assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees, reduced the federal preemption afforded to federal savings associations and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contained delayed effective dates and/or required the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Bank and the Company.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under OCC regulations, as amended effective January 1, 2015, a federally chartered savings bank is treated as well-capitalized if its total risk‑based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its common equity Tier 1 capital ratio is 6.5% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions as they deem necessary.

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

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and that are consistent with Carver Federal's risk profile. At March 31, 2015, Carver Federal exceeded the capital requirements with a common equity Tier 1 ratio of 15.10%, a Tier 1 leverage ratio of 10.85%, total risk-based capital ratio of 16.78% and a Tier 1 risk-based capital ratio of 15.10%. The OCC has determined that Carver Federal is adequately capitalized.

The OCC and the other federal bank regulatory agencies issued a final rule effective January 1, 2015 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Carver Federal has chosen to opt-out. Additional constraints are also imposed on the inclusion in regulatory capital of certain mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. As noted, the final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule adjusted the prompt corrective action categories described above to incorporate the increased capital standards and established the "well-capitalized" threshold described above.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and unimpaired surplus if the loans or extensions of credit are fully secured by readily marketable collateral.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2015, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $11.3 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2015, the Bank maintained approximately 96.1% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  At March 31, 2015, the Bank had one Regulation O loan of $1.5 million to a director.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2015, Carver paid $329 thousand in regulatory assessments.

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

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The FDIC finalized a rule that implemented that change effective April 1, 2011. Among other things, the final rule changed the assessment range (inclusive of potential adjustments) to 2.5 basis points to 45 basis points depending upon the institution's risk category and the applicable adjustments. The Bank's expense for FDIC insurance payments totaled $1.2 million in fiscal year 2015.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2015 of $3.5 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $88 thousand, $93 thousand and $140 thousand for fiscal years 2015, 2014 and 2013, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2015 was 4.0%.

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

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily interest-bearing checking and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $14.5 million and $103.6 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. However, pursuant to recent legislation, the FRB has extended the applicability of the “Small Bank Holding Company” exception of its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are not subject to the capital requirements unless otherwise advised by the FRB.

The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies. The FRB promulgated regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The FRB has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. As was previously noted, the Company Order requires prior regulatory approval for any Company dividends, stock repurchase or capital distribution.

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

State and Local Taxation

State of New York.  The Bank and the Company file on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable assets allocated to New York, “alternative” entire net income or a fixed minimum fee) results in a greater tax, an alternative tax will be imposed.  The Company was subject to tax based upon assets for New York State for fiscal 2015. In addition, New York State imposes a tax surcharge of 17% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2015, the New York State franchise tax rate computed on taxable assets was 0.01% (including the Metropolitan Commuter Transportation District Surcharge).

On March 31, 2014, New York State tax legislation was signed into law in connection with the approval of the New York State 2014-2015 budget. Portions of the new legislation resulted in significant changes in the calculation of income taxes imposed on banks and thrifts operating in New York State, including changes to (1) future period New York State tax rates, (2) rules related to sourcing of revenue for New York State tax purposes and (3) the New York State taxation of entities within one corporate structure, among other provisions. In recent years, the Company has been subject to taxation based upon assets in New York State. The new legislation removes that method in future years.

New York City.  The Bank and the Company file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2015, the New York City banking corporation tax rate computed on taxable assets is 0.01%. On April 13, 2015, New York State legislation was signed changing the New York City tax law to conform to the New York State law that was adopted last year, with some minor differences.

The impact of the new legislation effecting both the New York State and New York City tax law was a decrease to the Company's gross deferred tax asset of $1.2 million with no impact to current income due to the full valuation allowance.

Management will continue to evaluate and interpret the new legislation and the impact such legislation will have on the Company in future periods. The ultimate impact of such legislation will depend on, among other things, the level and sources of the Company's revenue and how that revenue is treated under the new legislation.

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

Carver is subject to more stringent capital requirements, which may adversely impact the Company's return on equity, or constrain it from paying dividends or repurchasing shares.

In July 2013, the FDIC and the FRB approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”).

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing so, incur any loss directly. Prior to December 31, 2009, the Bank originated and sold loans to the Federal National Mortgage Association ("FNMA"). During fiscal years 2012 through 2015, the Bank has been obligated to repurchase 20 loans previously sold to FNMA. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affect the Bank's results of operations and earnings in the future.

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

At March 31, 2015, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

Carver's concentration in commercial real estate loans and multifamily loans could, in a deteriorating economic climate, expose the Company to increased lending risks and related loan losses.

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

Failure to maintain effective systems of internal and disclosure controls could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal controls, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company continually works on improving its internal controls. However, the Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

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

Carver is a unitary savings and loan association holding company regulated by the OCC and FRB and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions by the Bank to the Company, including dividend payments payments and the Federal Reserve Board regulates dividends by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC prior to each capital distribution. The OCC will disallow any proposed dividend that would result in failure to meet the OCC minimum capital requirements. In accordance with the Orders, the Bank is currently prohibited from paying any dividends without prior regulatory approval, and, as such, has suspended the Company's regularly quarterly cash dividend on its common stock. There are no assurances that the payments of dividends on the common stock will resume. The FRB also precluded future payment of debenture interest payments on the Carver Statutory Trust I capital securities. These payments remain on deferral status.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $29.2 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a full valuation allowance for the remaining net deferred tax asset of $23.4 million. The Company is unable to determine how much, if any of the remaining DTA will be utilized.

System failure or breaches of Carver’s network security could subject it to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure Carver and its third-party service providers use could be vulnerable to unforeseen problems. Carver’s operations are dependent upon its ability to protect its computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in Carver’s operations could have a material adverse effect on its financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through Carver’s computer systems and network infrastructure, which may result in significant liability to Carver and may cause existing and potential customers to refrain from doing business with Carver. Although Carver, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures designed to prevent such damage, its security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms Carver and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on Carver’s financial condition and results of operations.

It is possible that a significant amount of time and money may be spent to rectify the harm caused by a breach or hack. While Carver has general liability insurance, there are limitations on coverage as well as dollar amount. Furthermore, cyber incidents carry a greater risk of injury to Carver’s reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on Carver’s business and consumer laws may require reimbursement of customer loss.

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

The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2015.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Owned	n/a	100%
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021	100%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	5/2016	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, NY	2003	Leased	7/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2019	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	8/2015	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%
East Harlem Branch	160 East 125th Street	New York, NY	2012	Leased	8/2015	100%

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2020	100%
Myrtle Avenue	362 Myrtle Avenue	Brooklyn, NY	2007	Leased	7/2017	100%

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2019	100%
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	2/2019	100%

Administrative Office
Metrotech Center	12 Metrotech Center	Brooklyn, NY	2007	Leased	12/2017	100%

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, the Company and the Bank or one of its wholly owned subsidiaries are parties to various legal proceedings incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank. Further, there have been no material developments or changes associated with any litigation matters previously reported by the Company or the Bank. In accordance with ASC Topic 450, Carver has accrued $30,000 for these lawsuits.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011. The stock had been listed on the NASDAQ Global Market under the symbol “CARV” since July 10, 2008. As of March 31, 2015, there were 3,696,087 shares of common stock outstanding, held by 811 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2015				Fiscal Year 2014
June 30, 2014	$13.00	$10.06	$—	June 30, 2013	$6.32	$4.17	$—
September 30, 2014	$10.23	$8.65	$—	September 30, 2013	$9.00	$4.60	$—
December 31, 2014	$9.11	$5.40	$—	December 31, 2013	$9.54	$5.39	$—
March 31, 2015	$7.00	$3.95	$—	March 31, 2014	$17.87	$6.40	$—

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver suspended payment of the quarterly cash dividend on its common stock.

Under OCC regulations, the Bank will not be permitted to pay dividends to the Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form.  The OCC capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to and non-objection by the FRB, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements. In addition, the Company is subject to cease and desist orders that affect their ability to pay dividends. See Item 1 - Overview - Cease and Desist Orders.

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2015, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2015.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Carver has the following equity compensation plans:

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

(2) The 1995 Stock Option Plan provides for automatic option grants to certain employees and directors as of the date the plan became effective in September of 1995, and like the MRP, also makes provision for added discretionary option grants to those employees so selected by the Compensation Committee.  The 1995 Stock Option Plan expired in 2005; however, options are still outstanding under this plan.

(3) The 2006 Stock Incentive Plan became effective in September of 2006 and provides for discretionary option grants, stock appreciation rights and restricted stock to those employees and directors so selected by the Compensation Committee.

(4) The Carver Bancorp, Inc. 2014 Equity Incentive Plan became effective in September 2014 and provides for discretionary option grants, stock appreciation rights and restricted stock to those officers and directors selected by the Company’s Compensation Committee.

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

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's consolidated financial statements and related notes:

$ in thousands	2015	2014	2013	2012	2011
Selected Financial Condition Data:
Assets	$676,386	$639,838	$638,277	$641,230	$709,215
Loans held-for-sale	2,576	5,011	13,107	29,626	9,205
Total loans receivable, net	478,716	382,723	359,133	393,037	557,156
Investment securities	113,107	98,490	125,094	96,187	71,248
Cash and cash equivalents	50,992	122,554	104,646	91,697	44,077
Deposits	527,761	509,366	495,716	532,597	560,698
Advances from the FHLB-NY and other borrowed money	83,403	70,403	76,403	43,429	112,641
Equity	54,979	51,169	56,735	56,619	27,717

Number of deposit accounts	45,780	40,530	41,195	41,549	44,413
Number of branches	10	10	10	9	9

Operating Data:
Interest income	22,327	23,248	23,785	27,936	36,245
Interest expense	3,942	3,951	4,878	8,053	9,455
Net interest income before provision for (recovery of) loan losses	18,385	19,297	18,907	19,883	26,790
Provision for (recovery of) loan losses	(3,010)	(426)	(3,327)	16,342	27,114
Net interest income after provision for (recovery of) loan losses	21,395	19,723	22,234	3,541	(324)
Non-interest income	5,568	6,806	7,049	3,654	7,330
Non-interest expense	26,714	27,373	29,238	30,934	30,758
Income (loss) before income taxes	249	(844)	45	(23,739)	(23,752)
Income tax expense (benefit)	166	102	328	(961)	15,718
Net (loss) income attributable to non-controlling interest	(281)	(110)	(945)	629	57
Net income (loss) attributable to Carver Bancorp, Inc.	364	(836)	662	(23,407)	(39,527)
Basic earnings (loss) per common share (10)	0.10	(0.23)	0.18	(14.26)	(242.25)
Diluted earnings (loss) per common share	0.10	(0.23)	0.18	(14.26)	(242.25)
Cash dividends per common share	—	—	—	—	0.50

Selected Statistical Data:
Return on average assets (1)	0.06%	(0.14)%	0.11%	(3.49)%	(5.08)%
Return on average stockholders' equity (2) (11)	0.67%	(1.57)%	1.19%	(40.46)%	(79.00)%
Return on average stockholders' equity, excluding AOCI (2) (11)	0.64%	(1.49)%	1.18%	(40.37)%	(78.83)%
Net interest margin (3)	3.03%	3.35%	3.11%	3.10%	3.62%
Average interest rate spread (4)	2.91%	3.22%	2.93%	2.78%	3.42%
Efficiency ratio (5) (10)	111.53%	104.87%	112.64%	131.43%	90.15%
Operating expense to average assets (6)	4.27%	4.56%	4.74%	4.62%	3.96%
Average stockholders' equity to average assets (7) (11)	8.68%	8.90%	9.00%	8.64%	6.44%
Average stockholders' equity, excluding AOCI, to average assets (7) (11)	9.09%	9.33%	9.07%	8.66%	6.45%
Dividend payout ratio (8)	—	—	—	—	NM

Asset Quality Ratios:
Non-performing assets to total assets (9)	2.26%	2.96%	7.23%	13.47%	12.29%
Non-performing loans to total loans receivable (9)	1.74%	3.22%	8.27%	13.22%	13.34%
Allowance for loan losses to total loans receivable	0.93%	1.85%	2.97%	4.80%	3.99%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total stockholders' equity

(3)	Net interest income divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expense divided by sum of net interest income and non-interest income.

(6)	Non-interest expense divided by average total assets.

(7)	Average stockholders' equity divided by average assets for the period ended.

(8)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(9)	Non-performing assets consist of nonaccrual loans, loans held-for-sale and real estate owned.

(10)
Common stock shares for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011. The decline in loss per share from 2011 to 2012 is attributable to the issuance of 3,529,325 shares of common stock on October 28, 2011 as a result of the Company's June 29, 2011 raise of $55 million of equity.

(11)	See Non-GAAP Financial Measures disclosure below for comparable GAAP measures.
NA-Not applicable when in loss position because the impact would be antidilutive.
NM-Not meaningful.

Non-GAAP Financial Measures

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

Return on equity measures how efficiently we generate profits from the resources provided by our net assets. Return on average stockholders' equity is calculated by dividing annualized net income (loss) by average stockholders' equity, excluding AOCI. Management believes that this performance measure explains the results of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current businesses. For purposes of the Company's presentation, AOCI includes the changes in the market or fair value of its investment portfolio and former pension plan. These fluctuations have been excluded due to the unpredictable nature of this item and is not necessarily indicative of current operating or future performance.

$ in thousands	2015	2014	2013	2012	2011
Average Stockholders' Equity
Average Stockholders' Equity	$54,319	$53,406	$55,467	$57,849	$50,032
Average AOCI	(2,525)	(2,545)	(436)	(126)	(112)
Average Stockholders' Equity, excluding AOCI	$56,844	$55,951	$55,903	$57,975	$50,144

Return on Average Stockholders' Equity	0.67%	(1.57)%	1.19%	(40.46)%	(79.00)%
Return on Average Stockholders' Equity, excluding AOCI	0.64%	(1.49)%	1.18%	(40.37)%	(78.83)%

Average Stockholders' Equity to Average Assets	8.68%	8.90%	9.00%	8.64%	6.44%
Average Stockholders' Equity, excluding AOCI, to Average Assets	9.09%	9.33%	9.07%	8.66%	6.45%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Summary

Carver ended fiscal 2015 with net income of $364 thousand, compared to a net loss of $836 thousand for the prior year period. The prior year loss was primarily related to recognition of a non-cash expense associated with the termination of the Company's pension plan. The Bank continues to remain focused on loan portfolio growth and improving asset quality, with loans increasing 24% fiscal year-to-date and non-performing assets declining by 19% year-over-year.

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Nevertheless, Carver Federal seeks to generate new loan production and purchase loans at suitable prices such that the outstanding loan portfolio increases during the fiscal year. Carver Federal also intends to continue to focus on cost control. With the lifting of the Bank's Orders in November 2014, the Company expects lower FDIC insurance and regulatory costs, and the completion of the Bank's upgrade of its technology platform during the fiscal year will better serve the Bank's customers and serve as a tool to attract new business, including the growing segment of women and minority entrepreneurs in the local communities.

Critical Accounting Policies

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, and assessment of the recoverability of the deferred tax asset are the most critical accounting policies.  These policies are important to the presentation of Carver's financial condition and results of operations, and involve a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

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

The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes from period to period. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for the specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The

Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s Loss Emergence Period (LEP) assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. The Bank generally considers coverage of one year’s losses an appropriate benchmark for most pools of loans because the probable loss on any given pool should ordinarily become apparent in that time frame. In some instances, the Bank may be able, however, to demonstrate a reliance on an LEP less than 12 months coverage based upon adequate management information systems and effective methodologies for estimating losses. However, in some instances, such as in its Commercial Real Estate, Multifamily and Business segments the Bank demonstrates a reliance on a LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviews nine qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings worsen, some of the qualitative factors may increase.  The nine qualitative factors the Bank considers and may utilize are:

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

If the loan is determined to not be impaired, it is then placed in the appropriate pool of criticized and classified loans to be evaluated collectively for impairment.  Loans determined to be impaired are evaluated to determine the amount of impairment based on one of the three measurement methods noted above.  The Bank then determines whether the impairment amount is permanent, in which case the loan is written down by the amount of the impairment, or if it is other than permanent, in which case the Bank establishes a specific valuation reserve that is included in the total ALLL.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more-likely-than-not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At March 31, 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $900 thousand. The Company has a net deferred tax asset (“DTA”) of approximately $29.2 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A full valuation allowance for the remaining net deferred tax asset of $23.4 million has been recorded.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 51.91% of total rate sensitive assets at March 31, 2015.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2015.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	11,784	15,217	50,272	126,332	125,998	137,509	14,179	481,291
Mortgage backed securities	5,533	—	2,484	13,999	33,741	57,350	—	113,107
Investment securities	9,643	—	—	—	—	—	—	9,643
Other assets	51,223	—	—	—	—	—	21,122	72,345
Total assets	78,183	15,217	52,756	140,331	159,739	194,859	35,301	676,386

Rate Sensitive Liabilities:
Interest-bearing checking accounts	30,860	—	—	—	—	—	—	30,860
Savings accounts	95,009	—	—	—	—	—	—	95,009
Money market accounts	148,702	—	—	—	—	—	—	148,702
Certificate of deposits	29,249	82,375	61,828	28,299	708	—	—	202,459
Borrowings	40,000	—	—	30,000	—	13,403	—	83,403
Other liabilities	—	—	—	—	—	—	60,975	60,975
Equity	—	—	—	—	—	—	54,978	54,978
Total liabilities and equity	343,820	82,375	61,828	58,299	708	13,403	115,953	676,386

Interest sensitivity gap	(265,637)	(67,158)	(9,072)	82,032	159,031	181,456	(80,652)	—

Cumulative interest sensitivity gap	(265,637)	(332,795)	(341,867)	(259,835)	(100,804)	80,652	—	—

Ratio of cumulative gap to total rate sensitive assets	(41.44)%	(51.91)%	(53.33)%	(40.53)%	(15.72)%	12.58%	—	—
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

Presented below, as of March 31, 2015, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +/- 400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank. However, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk.

$ in thousands	Economic Value of Equity			EVE as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	EVE Ratio	Change
+400 bps	66,412	(10,549)	(13.71)%	10.73%	-47 bps
+300 bps	68,650	(8,311)	(10.80)%	10.81%	-39 bps
+200 bps	71,987	(4,974)	(6.46)%	11.04%	-16 bps
+100 bps	75,169	(1,792)	(2.33)%	11.22%	2 bps
0 bps	76,961			11.20%
-100 bps	75,919	(1,042)	(1.35)%	10.80%	-40 bps
-200 bps	78,822	1,861	2.42%	10.99%	-21 bps
-300 bps	87,796	10,835	14.08%	12.03%	83 bps
-400 bps	94,790	17,829	23.17%	12.87%	167 bps

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2015, 2014, and 2013.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2015			2014			2013
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$412,357	$19,974	4.84%	$385,259	$20,734	5.38%	$407,106	$21,398	5.26%
Mortgage-backed securities	36,947	799	2.16%	49,921	1,034	2.07%	50,958	971	1.91%
Investment securities	53,915	1,022	1.90%	55,643	1,016	1.83%	53,012	874	1.65%
Restricted cash deposit	6,354	1	0.03%	7,209	1	0.03%	7,458	2	0.03%
Equity securities (2)	1,936	81	4.18%	2,280	88	3.86%	2,596	93	3.58%
Other investments and federal funds sold	94,310	450	0.48%	75,945	375	0.49%	86,122	447	0.52%
Total interest-earning assets	605,819	22,327	3.68%	576,257	23,248	4.03%	607,252	23,785	3.92%
Non-interest-earning assets	19,721			23,573			9,264
Total assets	$625,540			$599,830			$616,516

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$27,549	$45	0.16%	$25,184	$40	0.16%	$25,842	$42	0.16%
Savings and clubs	95,731	255	0.27%	96,424	256	0.27%	98,785	259	0.26%
Money market	142,252	692	0.49%	116,535	536	0.46%	111,148	739	0.66%
Certificates of deposit	197,447	1,831	0.93%	191,854	1,931	1.01%	209,622	2,431	1.16%
Mortgagors deposits	1,956	30	1.53%	1,955	34	1.74%	2,079	37	1.78%
Total deposits	464,935	2,853	0.61%	431,952	2,797	0.65%	447,476	3,508	0.78%
Borrowed money	46,702	1,089	2.33%	51,264	1,154	2.25%	44,099	1,370	3.11%
Total interest-bearing liabilities	511,637	3,942	0.77%	483,216	3,951	0.82%	491,575	4,878	0.99%
Non-interest-bearing liabilities:
Demand deposits	52,866			55,405			61,293
Other liabilities	7,184			7,983			8,236
Total liabilities	571,687			546,604			561,104
Net loss attributable to non-controlling interest	(466)			(180)			(55)
Stockholders' equity	54,319			53,406			55,467
Total liabilities & equity	$625,540			$599,830			$616,516
Net interest income		$18,385			$19,297			$18,907

Average interest rate spread			2.91%			3.22%			2.93%

Net interest margin			3.03%			3.35%			3.11%

Ratio of average interest-earning assets to interest-bearing liabilities			118.41%			119.25%			123.53%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2015, 2014, and 2013 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2015 vs. 2014 Increase (Decrease) due to			2014 vs. 2013 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$1,458	$(2,218)	$(760)	$(1,148)	$484	$(664)
Mortgage-backed securities	(269)	34	(235)	(20)	83	63
Investment securities	(31)	37	6	43	99	142
Restricted cash deposit	—	—	—	—	(1)	(1)
Equity securities	(13)	6	(7)	(11)	6	(5)
Other investments and federal funds sold	91	(16)	75	(53)	(19)	(72)
Total interest-earning assets	1,236	(2,157)	(921)	(1,189)	652	(537)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	4	1	5	(1)	(1)	(2)
Savings and clubs	(2)	1	(1)	(6)	3	(3)
Money market savings	118	38	156	36	(239)	(203)
Certificates of deposit	56	(156)	(100)	(207)	(294)	(501)
Mortgagors deposits	—	(4)	(4)	(2)	(1)	(3)
Total deposits	176	(120)	56	(180)	(532)	(712)
Borrowed money	(103)	38	(65)	223	(438)	(215)
Total interest-bearing liabilities	73	(82)	(9)	43	(970)	(927)

Net change in net interest income	$1,163	$(2,075)	$(912)	$(1,232)	$1,622	$390

Comparison of Financial Condition at March 31, 2015 and 2014

Assets

At March 31, 2015, total assets increased $36.5 million, or 5.7%, to $676.4 million, compared to $639.8 million at March 31, 2014. The overall change was primarily driven by increases of $96.0 million in the loan portfolio, net of the allowance for loan losses, and $14.6 million in the investment portfolio, offset by a decrease of $70.4 million in cash and due from banks as a result of increased lending and investing activity.

Total investment securities increased $14.6 million, or 14.8%, to $113.1 million at March 31, 2015, compared to $98.5 million at March 31, 2014 as the Bank redeployed excess cash by purchasing securities.

Net loans receivable increased $93.2 million, or 23.9%, to $483.2 million at March 31, 2015, compared to $390.0 million at March 31, 2014 following growth in business and mortgage loans from loan purchases and originations.

Liabilities and Equity

Liabilities

Total liabilities increased $32.7 million, or 5.6%, to $621.4 million at March 31, 2015, compared to $588.7 million at March 31, 2014, due to increases in deposits of $18.4 million, and borrowings of $13.0 million to fund the growth in loans and securities.

Deposits increased $18.4 million, or 3.6%, to $527.8 million at March 31, 2015, compared to $509.4 million at March 31, 2014, following an increase in money market and interest-bearing checking accounts.

Advances from the FHLB-NY and other borrowed money increased $13.0 million, or 18.5%, to $83.4 million at March 31, 2015, compared to $70.4 million at March 31, 2014. The Bank increased its borrowings to fund loan growth in the fourth quarter.

Equity

Total equity increased $3.8 million, or 7.4%, to $55.0 million at March 31, 2015, compared to $51.2 million at March 31, 2014. The increase was primarily due to a $3.7 million reduction in unrealized losses on investments and net income earned for the fiscal year.

Comparison of Operating Results for the Years Ended March 31, 2015 and 2014

Net Income/Loss

Net income for fiscal year 2015 was $364 thousand compared to a net loss of $836 thousand for the prior year period, an increase of $1.2 million. The change was driven by higher recoveries of loan losses and lower non-interest expense, partially offset by lower net interest income and non-interest income in the current year.

Net Interest Income

Net interest income decreased $912 thousand, or 4.7%, to $18.4 million for fiscal year 2015, compared to $19.3 million for the prior year period. This change was driven primarily by lower yields on loans.

Interest income decreased $921 thousand, or 4.0%, to $22.3 million compared to $23.2 million in the prior year period. Although the average balance of loans increased by $27.1 million, or 7.0% year over year, the average yield on loans decreased by 54 basis points from 5.38% to 4.84% for the year ended March 31, 2015, driven by a higher concentration of one-to-four family loans and a lower mix of commercial real estate loans. Interest income on mortgage-backed securities decreased $235 thousand for the fiscal year following a $13.0 million, or 26.0%, decrease in the average balances of mortgage-backed securities from the prior year, as low interest rates fueled prepayments. The average yield on mortgage-backed securities increased 9 basis points from 2.07% to 2.16% for the year ended March 31, 2015.

Interest expense remained relatively unchanged at $3.9 million, decreasing $9 thousand, or 0.2%, from the prior year period. An increase in interest expense on deposits was partially offset by a decrease in interest expense on borrowed funds, as the Bank grew deposits and reduced borrowings during the current fiscal year.

Provision for (Recovery of) Loan Losses

The Bank recorded a $3.0 million recovery of loan losses for fiscal year 2015, compared to a $426 thousand recovery for the prior year period. For the year ended March 31, 2015, net recoveries of $255 thousand were recognized, compared to net charge-offs of $3.3 million in the prior year period. Decreases in historic loan loss rates and recoveries of previously charged-off loans were the primary drivers of the improvement. At March 31, 2015, non-performing assets totaled $15.3 million, or 2.3% of total assets, compared to $18.9 million, or 3.0% of total assets at March 31, 2014. The allowance for loan losses was $4.5 million at March 31, 2015, which represents a ratio of the allowance for loan losses to non-performing loans of 53.3% compared to 57.6% at March 31, 2014. The ratio of the allowance for loan losses to total loans receivable was 0.9% at March 31, 2015, a decrease from 1.9% at March 31, 2014, as non-performing loans decreased 33.2% during the period.

Non-interest Income

Non-interest income decreased $1.2 million, or 18.2%, to $5.6 million compared to $6.8 million in the prior year period. Non-interest income in the prior year period included gains on sales of loans and securities of $1.3 million and $552 thousand, respectively, as the Bank disposed of non-performing loans and repositioned its investment portfolio. Other non-interest income for the current fiscal year included a $323 thousand grant award from the Community Development Financial Institutions Fund (the "CDFI Fund") of the Treasury Department.

Non-interest Expense

Non-interest expense decreased $659 thousand, or 2.4%, to $26.7 million, compared to $27.4 million in the prior year period. The decrease was attributed to lower federal deposit insurance premiums as a result of the termination of the Bank's Cease & Desist Orders by the Office of the Comptroller of the Currency ("OCC"), and a decrease in data processing costs offset in part by higher consulting expenses associated with the upgrade of the Bank's core technology platform. Employee compensation and benefits expenses were also higher in the prior year period due to the expense associated with terminating the Company's pension plan.

Income Taxes

Income tax expense was $166 thousand for the fiscal year ended March 31, 2015 compared to $102 thousand in the prior year period.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2015.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $13.0 million during fiscal year 2015 as the Bank increased its borrowings to fund loan growth in the fourth quarter. At March 31, 2015, the Bank had $25.0 million in borrowings with a weighted average rate of 1.5% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings.  At March 31, 2015, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $6.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2015 and 2014, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $51.0 million and $122.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2015, total cash and cash equivalents decreased by $71.6 million to $51.0 million reflecting cash used in investing activities of $106.8 million, offset by cash provided by financing activities of $31.4 million and cash provided by operating activities of $3.8 million.

Net cash used in investing activities of $106.8 million was primarily the result of outflows related to loan purchases of $87.3 million, loan originations of $66.8 million, and purchase of securities of $28.2 million. This activity was offset primarily by inflows of $59.1 million in principal collections on loans and $17.1 million in proceeds from investments. Net cash provided by financing activities of $31.4 million resulted from an increase in deposits of $18.4 million, and an increase in FHLB-NY advances and other borrowings of $13.0 million. Net cash provided by operating activities was $3.8 million.

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

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, and 2014, three, ten and six loans, respectively, that had been sold to FNMA were repurchased by the Bank.  During fiscal 2015, one loan that had been sold to FNMA was repurchased by the Bank.  At March 31, 2015 the Bank continues to service 152 loans with a principal balance of $27.5 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $406 thousand as of March 31, 2015.

The table below summarizes changes in our representation and warranty reserves in fiscal 2015:

$ in thousands	March 31, 2015
Representation and warranty repurchase reserve, as of March 31, 2014 (1)	$287
Net provision for repurchase losses (2)	119
Net realized losses (2)	—
Representation and warranty repurchase reserve, as of March 31, 2015 (1)	$406
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

The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2015.

The Bank has contractual obligations at March 31, 2015 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations:
FHLB advances	$65,000	$40,000	$—	$25,000	$—
Guaranteed preferred beneficial interest in junior subordinated debentures	18,403	—	—	5,000	13,403
Total long-term debt obligations	83,403	40,000	—	30,000	13,403
Operating lease obligations:
Lease obligations for rental properties	8,584	1,515	2,673	1,988	2,408
Total contractual obligations	$91,987	$41,515	$2,673	$31,988	$15,811

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

The Bank's subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities. In June 2006, CCDC was selected by the Treasury Department, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credit ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. The Bank recorded $625 thousand NMTC fee income in fiscal year 2013.

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

As of March 31, 2015, all three allocation awards have been fully utilized in qualifying projects.

The Bank's VIEs, consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	14,186	—	14,186	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	8	8	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,711	20,711	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,922	10,922	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,219	12,219	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,271	12,271	—	1	—	4,875	4,876
Total	$5,850	$149,000	$14,186	$103,414	$117,600	$13,000	$408	$—	$50,310	$63,718

Regulatory Capital Position

The Bank must satisfy minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

 At March 31, 2015, the Bank had a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 15.10%, 10.85%, 15.10% and 16.78%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 11 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

Recently Issued but not yet Adopted Accounting Standards

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in-substance repossession or foreclosure occurs, and require disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods, and interim periods within annual periods beginning after December 15, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated statement of financial condition or results of operations. At March 31, 2015, Carver had 11 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $1.9 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Carver Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the Company) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

New York, New York
June 29, 2015

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2015	March 31, 2014
ASSETS
Cash and cash equivalents:
Cash and due from banks	$44,864	$115,239
Money market investments	6,128	7,315
Total cash and cash equivalents	50,992	122,554
Restricted cash	6,354	6,354
Investment securities:
Available-for-sale, at fair value	101,185	89,461
Held-to-maturity, at amortized cost (fair value of $12,231 and $8,971 at March 31, 2015 and March 31, 2014, respectively)	11,922	9,029
Total investments	113,107	98,490

Loans held-for-sale (“HFS”)	2,576	5,011

Loans receivable:
Real estate mortgage loans	412,204	362,888
Commercial business loans	70,555	26,930
Consumer loans	434	138
Loans, net	483,193	389,956
Allowance for loan losses	(4,477)	(7,233)
Total loans receivable, net	478,716	382,723
Premises and equipment, net	7,075	7,830
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,519	3,101
Accrued interest receivable	2,781	2,557
Other assets	11,266	11,218
Total assets	$676,386	$639,838

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$95,009	$98,051
Non-interest bearing checking	50,731	53,232
Interest-bearing checking	30,860	24,271
Money market	148,702	127,655
Certificates of deposit	202,459	206,157
Total deposits	527,761	509,366
Advances from the FHLB-NY and other borrowed money	83,403	70,403
Other liabilities	10,243	8,900
Total liabilities	$621,407	$588,669
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 and 3,697,836 shares issued; 3,696,087 and 3,695,892 shares outstanding at March 31, 2015 and March 31, 2014, respectively)	61	61
Additional paid-in capital	55,468	56,114
Accumulated deficit	(44,206)	(44,570)
Treasury stock, at cost (1,944 shares at March 31, 2015 and March 31, 2014)	(417)	(417)
Accumulated other comprehensive loss	(1,045)	(4,768)
Total equity attributable to Carver Bancorp, Inc.	54,979	51,538
Non-controlling interest	—	(369)
Total equity	54,979	51,169
Total liabilities and equity	$676,386	$639,838
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2015	2014
Interest income:
Loans	$19,974	$20,734
Mortgage-backed securities	799	1,034
Investment securities	1,339	1,321
Money market investments	215	159
Total interest income	22,327	23,248

Interest expense:
Deposits	2,853	2,797
Advances and other borrowed money	1,089	1,154
Total interest expense	3,942	3,951
Net interest income	18,385	19,297
Recovery of loan losses	(3,010)	(426)
Net interest income after recovery of loan losses	21,395	19,723

Non-interest income:
Depository fees and charges	3,595	3,452
Loan fees and service charges	708	970
Gain on sale of securities, net	8	552
Gain (loss) on sale of loans, net	(2)	1,319
Gain (loss) on real estate owned, net	5	(257)
Lower of cost or market adjustment on loans held-for-sale	(28)	(231)
Other	1,282	1,001
Total non-interest income	5,568	6,806

Non-interest expense:
Employee compensation and benefits	11,588	11,802
Net occupancy expense	3,839	4,039
Equipment, net	900	983
Data processing	733	1,072
Consulting fees	952	506
Federal deposit insurance premiums	603	1,236
Other	8,099	7,735
Total non-interest expense	26,714	27,373

Income (loss) before income taxes	249	(844)
Income tax expense	166	102
Consolidated net income (loss)	83	(946)
Less: Net loss attributable to non-controlling interest	(281)	(110)
Net income (loss) attributable to Carver Bancorp, Inc.	$364	$(836)

Earnings (loss) per common share:
Basic	$0.10	$(0.23)
Diluted	$0.10	$(0.23)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
$ in thousands	2015	2014
Net income (loss) attributable to Carver Bancorp, Inc.	$364	$(836)

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) of securities available-for-sale	3,731	(5,282)
Change in pension obligations	—	71
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	8	552
Reclassification adjustment for termination of pension plan, net of tax	—	(1,148)
Total other comprehensive income (loss), net of tax	3,723	(4,615)

Total comprehensive income (loss), net of tax attributable to Carver Bancorp, Inc.	$4,087	$(5,451)

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity
Balance—March 31, 2013	45,118	61	55,708	(44,439)	(417)	563	141	56,735
Pension plan adjustment (1)	—	—	—	716	—	(716)	—	—
Net loss	—	—	—	$(836)	—	—	—	(836)
Other comprehensive income, net of tax	—	—	—	—	—	(4,615)	—	(4,615)
Transfer between non-controlling and controlling interest	—	—	400	—	—	—	(400)	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(110)	(110)
Treasury stock activity	—	—	6	(11)	—	—	—	(5)
Balance—March 31, 2014	45,118	61	56,114	(44,570)	(417)	(4,768)	(369)	51,169
Net income	—	—	—	364	—	—	—	364
Other comprehensive loss, net of tax	—	—	—	—	—	3,723	—	3,723
Transfer of ownership from non-controlling interest (2)	—	—	(650)	—	—	—	650	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(281)	(281)
Stock based compensation expense	—	—	4	—	—	—	—	4
Balance—March 31, 2015	$45,118	$61	$55,468	$(44,206)	$(417)	$(1,045)	$—	$54,979
(1) Adjustment reflected within total equity relating to the accounting for pension plans under ASC 715-30. Refer to notes 1, 13 and 18 for further detail.
(2) Carrying amount of non-controlling interest adjusted to reflect the transfer of ownership interest under ASC 810.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in thousands	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) before attribution of non-controlling interest	$83	$(946)
Net loss attributable to non-controlling interest, net of taxes	(281)	(110)
Net income (loss) attributable to Carver Bancorp, Inc.	364	(836)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recovery of loan losses	(3,010)	(426)
Pension plan termination cost	—	1,148
Stock based compensation expense	2	2
Depreciation and amortization expense	1,052	1,079
Market adjustment on real estate owned	(216)	—
Gain (loss) on real estate owned	(5)	257
Gain on sale of securities, net	(8)	(552)
(Loss) gain on sale of loans, net	2	(1,319)
Market adjustment on held-for-sale loans	28	231
Amortization and accretion of loan premiums and discounts and deferred charges, net	(1,216)	(2,280)
Amortization and accretion of premiums and discounts - securities, net	223	(176)
Proceeds from sale of loans held-for-sale	—	21,614
Assets repurchased from third parties	(174)	(2,116)
Increase in accrued interest receivable	(224)	(310)
(Increase) decrease in other assets	4,872	(207)
(Decrease) increase in other liabilities	2,143	(563)
Net cash provided by operating activities	3,833	15,546
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(28,200)	(35,180)
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	16,209	51,592
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	886	5,105
Originations of loans held-for-investment	(66,783)	(68,450)
Loans purchased from third parties	(87,292)	(54,459)
Principal collections on loans	59,097	89,570
Proceeds on sale of loans	—	398
Decrease (increase) in restricted cash	—	4,311
Redemption (purchase) of FHLB-NY stock	(418)	402
Purchase of premises and equipment	(289)	(305)
Proceeds from sale of real estate owned	—	1,727
Net cash used in provided by investing activities	(106,790)	(5,289)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,395	13,651
Net increase (decrease) in FHLB-NY advances and other borrowings	13,000	(6,000)
Net cash provided by (used in) financing activities	31,395	7,651
Net (decrease) increase in cash and cash equivalents	(71,562)	17,908
Cash and cash equivalents at beginning of period	122,554	104,646
Cash and cash equivalents at end of period	$50,992	$122,554

Supplemental cash flow information:
Noncash financing and investing activities
Transfer of loans held-for-investment to loans held-for-sale	$—	$12,717
Transfer into real estate owned	$2,775	$954

Cash paid for:
Interest	$3,474	$3,576
Income taxes	$161	$130
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

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

On February 7, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (the "Bank Order" and the “Company Order,” respectively, and together the "Orders") with the Office of Thrift Supervision ("OTS"). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets, and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Company Order passed to the Board of Governors of the Federal Reserve System and supervisory authority for the Bank Order passed to the Office of the Comptroller of the Currency ("OCC"). On November 3, 2014, the OCC notified the Bank that the OCC had determined that the Bank had satisfied all of the requirements of the Bank Order and directed that the Bank Order be terminated. In addition, the OCC notified the Bank that the OCC had determined that the Bank was no longer in "troubled condition" and was relieved of all prior conditions imposed on the Bank by the OTS as a result of its troubled condition designation. The Company Order has not been terminated.

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

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., CCDC, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. Following Financial Accounting Standards Board ("FASB") guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss).

During fiscal years 2015 and 2014, no other-than-temporary impairment charges were recorded.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes from period to period. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for the specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s Loss Emergence Period (LEP) assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. The Bank generally considers coverage of one year’s losses an appropriate benchmark for most pools of loans because the probable loss on any given pool should ordinarily become apparent in that time frame. In some instances, the Bank may be able, however, to demonstrate a reliance on an LEP less than 12 months coverage based upon adequate management information systems and effective methodologies for estimating losses. However, in some instances, such as in its Commercial Real Estate, Multifamily and Business segments the Bank demonstrates a reliance on a LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. On a quarterly basis, these shares are evaluated for other-than-temporary impairment. We do not consider these shares to be other-than-temporarily impaired at March 31, 2015. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets are included in Other Assets and measured at fair value.

Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of loan carrying amount or the fair value at the date of acquisition less estimated selling costs. At the time of origination of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or market. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors.  The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions.  Costs incurred to improve properties or prepare them for sale are capitalized.  Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred.  Gains or losses on sale of properties are recognized as incurred.

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

Preferred and Common Dividends

The Company is prohibited from paying any dividends without prior regulatory approval pursuant to the terms of the Cease and Desist Orders to which it is subject, and is generally subject to regulations governing the payment of dividends.  See Item 1 - Business - Regulation and Supervision - Cease and Desist Orders and - Capital and Liquidity.  As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company's Board of Directors announced that based on highly uncertain economic conditions and the desire to preserve capital, the Company had suspended payment of the quarterly cash dividend on its common stock. There are no assurances that the payments of common stock dividends will resume.

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

Impact of Recent Accounting Standards Not Yet Adopted

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in-substance repossession or foreclosure occurs, and require disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods, and interim periods within annual periods beginning after December 15, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated statement of financial condition or results of operations. At March 31, 2015, Carver had 11 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $1.9 million.

NOTE 3.	INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2015, $101.2 million, or 89.5%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $11.9 million, or 10.5%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2015.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2015:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,575	$9	$(57)	$5,527
Federal Home Loan Mortgage Corporation	10,705	10	(127)	10,588
Federal National Mortgage Association	10,925	35	(103)	10,857
Other	47	—	—	47
Total mortgage-backed securities	27,252	54	(287)	27,019
U.S. Government Agency Securities	58,464	48	(662)	57,850
Other investments	16,514	—	(198)	16,316
Total available-for-sale	102,230	102	(1,147)	101,185
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	3,100	232	—	3,332
Federal National Mortgage Association	8,655	77	—	8,732
Total held-to-maturity mortgage-backed securities	11,755	309	—	12,064
Other investments	167	—	—	167
Total held-to-maturity	11,922	309	—	12,231
Total securities	$114,152	$411	$(1,147)	$113,416

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2014:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,972	$—	$(307)	$5,665
Federal Home Loan Mortgage Corporation	12,160	—	(564)	11,596
Federal National Mortgage Association	10,897	—	(466)	10,431
Other	49	—	—	49
Total mortgage-backed securities	29,078	—	(1,337)	27,741
U.S. Government Agency Securities	55,155	—	(2,966)	52,189
Other investments	10,000	—	(469)	9,531
Total available-for-sale	94,233	—	(4,772)	89,461
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	3,743	225	—	3,968
Federal National Mortgage Association	5,079	—	(283)	4,796
Total held-to-maturity mortgage-backed securities	8,822	225	(283)	8,764
Other investments	207	—	—	207
Total held-to-maturity	9,029	225	(283)	8,971
Total securities	$103,262	$225	$(5,055)	$98,432

The following is a summary regarding proceeds from securities sales of the available-for-sale and held-to-maturity portfolios for the years ended March 31:

$ in thousands	2015	2014	2013
Available-for-Sale:
Proceeds	$994	$38,991	$31,567
Gross gains	8	513	174
Gross losses	—	2	—

Held-to-Maturity:
Proceeds	—	2,814	—
Gross gains	—	43	—
Gross losses	—	2	—

There were no sales of held-to-maturity securities in fiscal years 2015 or 2013. In fiscal 2014, $2.8 million of held-to-maturity securities were sold, generating net gains of $41 thousand. These securities had been classified as matured under ASC Topic 320, as the principal repayments exceeded 85% of the initial principal. The net unrealized loss on available-for-sale securities was $1.0 million at March 31, 2015, compared to $4.8 million at March 31, 2014.

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

At March 31, 2015 the Bank pledged securities of $42.2 million as collateral for advances from the FHLB-NY.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2015 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(287)	$22,297	$(287)	$22,297
U.S. Government Agency Securities	(57)	12,943	(605)	26,400	(662)	39,343
Other investments (1)	—	—	(198)	9,802	(198)	9,802
Total available-for-sale securities	(57)	12,943	(1,090)	58,499	(1,147)	71,442
Total securities	$(57)	$12,943	$(1,090)	$58,499	$(1,147)	$71,442

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
(1) CRA fund comprised of over 95% agency securities

A total of 23 securities had an unrealized loss at March 31, 2015 compared to 34 at March 31, 2014. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 68.8% and 31.2% of total securities in an unrealized loss position at March 31, 2015. There were eight mortgage-backed securities and ten U.S. Government Agency securities in an unrealized loss position that had an unrealized loss for more than 12 months at March 31, 2015. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the rise in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). At March 31, 2015 and 2014, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2015, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$5,533	$5,533	0.25%
One through five years	16,481	16,483	1.28%
Five through ten years	27,711	27,394	1.87%
After ten years	52,505	51,775	1.6%
	102,230	101,185	1.55%
Held-to-maturity:
Five through ten years	6,347	6,453	2.62%
After ten years	5,575	5,778	2.70%
	$11,922	$12,231	2.66%

NOTE 4.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at March 31:

	March 31, 2015		March 31, 2014
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$125,020	26%	$111,220	29%
Multifamily	93,780	19%	47,399	12%
Commercial real estate	186,443	39%	198,808	51%
Construction	5,107	1%	5,100	1%
Business	70,679	15%	27,149	7%
Consumer (1)	434	—%	138	—%
Total loans receivable	481,463	100%	389,814	100%

Add:
Premium on loans	2,233		957
Less:
Deferred fees and loan discounts, net	(503)		(815)
Allowance for loan losses	(4,477)		(7,233)
Total loans receivable, net	$478,716		$382,723

Loans held-for-sale	$2,576		$5,011

(1)	Includes personal loans

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $30.6 million, $33.6 million and $37.4 million at March 31, 2015, 2014, and 2013, respectively.

At March 31, 2015 the Bank pledged $58.4 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2015:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	687	—	—	—	320	279	1,286
Recoveries	380	83	256	—	816	5	1,540
Provision for (Recovery of) Loan Losses	(1,081)	143	(1,062)	99	(1,388)	279	(3,010)
Ending Balance	$1,989	$534	$1,029	$99	$813	$13	$4,477

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,702	353	953	99	801	13	3,921
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	287	181	76	—	12	—	556

Loan Receivables Ending Balance	$126,527	$94,706	$185,851	$5,076	$70,599	$434	$483,193
Ending Balance: collectively evaluated for impairment	119,480	93,218	183,230	5,076	65,243	434	466,681
Ending Balance: individually evaluated for impairment	7,047	1,488	2,621	—	5,356	—	16,512

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2014:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,496	$408	$3,298	$—	$3,759	$28	$10,989
Charge-offs	2,887	98	574	—	966	15	4,540
Recoveries	534	31	—	149	486	10	1,210
Provision for (Recovery of) Loan Losses	2,234	(33)	(889)	(149)	(1,574)	(15)	(426)
Ending Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,857	216	1,580	—	941	8	5,602
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	520	92	255	—	764	—	1,631

Loan Receivables Ending Balance	$112,191	$47,525	$198,101	$5,070	$26,931	$138	$389,956
Ending Balance: collectively evaluated for impairment	105,719	45,285	189,317	5,070	21,926	137	367,454
Ending Balance: individually evaluated for impairment	6,472	2,240	8,784	—	5,005	1	22,502

The following is an analysis of the allowance for loan losses for the years ended March 31:

$ in thousands	2015	2014	2013
Balance at beginning of the year	$7,233	$10,989	$19,821
Charge-offs of loans	(1,286)	(4,540)	(5,903)
Recoveries of amounts previously charged off	1,540	1,210	398
Recovery of loan losses	(3,010)	(426)	(3,327)
Balance at end of the year	$4,477	$7,233	$10,989

At March 31, 2015, 2014 and 2013, the recorded investment in impaired loans was $16.5 million, $22.5 million and $31.0 million, respectively. The related allowance for loan losses for these impaired loans was approximately $0.6 million, $1.6 million and $2.3 million at March 31, 2015, 2014 and 2013, respectively.  Interest income of $585 thousand, $713 thousand and $3.2 million for fiscal year 2015, 2014 and 2013, respectively, would have been recorded on impaired loans had they performed in accordance with their original terms. At March 31, 2015, 2014 and 2013, there were no loans that were past due 90 days or more and still accruing.

The following is a summary of nonaccrual loans at March 31, 2015 and 2014.

$ in thousands	March 31, 2015	March 31, 2014
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$3,664	$2,301
Multifamily	1,053	2,240
Commercial real estate	2,817	7,024
Business	861	993
Consumer	—	1
Total nonaccrual loans	$8,395	$12,559

Non-performing loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on non-performing loans is recorded when received based upon the collectability of the loan. Nonaccrual loans decreased $4.2 million, or 33.2%, to $8.4 million at March 31, 2015 from $12.6 million at March 31, 2014. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2015 were $8.2 million, $3.6 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2014, total TDR loans were $9.2 million, of which $3.0 million were non-performing.

At March 31, 2015, other non-performing assets totaled $6.9 million which consists of other real estate owned ("OREO") properties and held-for-sale loans. At March 31, 2015, other real estate owned valued at $4.3 million comprised of ten foreclosed properties, compared to $1.4 million comprised of eight properties at March 31, 2014. At March 31, 2015, held-for-sale loans totaled $2.6 million, compared to $5.0 million at March 31, 2014.
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

As of March 31, 2015, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,218	$181,340	$5,076	$62,419
Special Mention	—	1,890	—	1,065
Substandard	1,488	2,621	—	7,115
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$94,706	$185,851	$5,076	$70,599

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$122,689	$434
Non-Performing	3,838	—
Total	$126,527	$434

As of March 31, 2014, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$46,028	$184,850	$5,070	$20,638
Special Mention	—	7,129	—	1,295
Substandard	1,497	6,122	—	4,998
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$47,525	$198,101	$5,070	$26,931

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$109,890	$137
Non-Performing	2,301	1
Total	$112,191	$138

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2015.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$464	$—	$3,574	$4,038	$122,489	$126,527
Multifamily	—	434	1,054	1,488	93,218	94,706
Commercial real estate	1,150	936	1,102	3,188	182,663	185,851
Construction	—	—	—	—	5,076	5,076
Business	—	—	123	123	70,476	70,599
Consumer	—	1	—	1	433	434
Total	$1,614	$1,371	$5,853	$8,838	$474,355	$483,193

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2014.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$244	$888	$1,863	$2,995	$109,196	$112,191
Multifamily	444	—	2,240	2,684	44,841	47,525
Commercial real estate	3,133	292	3,891	7,316	190,785	198,101
Construction	—	—	—	—	5,070	5,070
Business	—	131	993	1,124	25,807	26,931
Consumer	2	2	1	5	133	138
Total	$3,823	$1,313	$8,988	$14,124	$375,832	$389,956

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2015 and 2014. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

Impaired Loans by Class

	At March 31,
	2015			2014
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$2,752	$3,007	$—	$639	$893	$—
Multifamily	237	237	—	—	—	—
Commercial real estate	1,880	1,880	—	3,972	4,147	—
Business	4,568	4,652	—	341	402	—
Consumer	—	—	—	1	1	—

With an allowance recorded:
One-to-four family	4,295	4,541	286	5,833	5,958	520
Multifamily	1,251	1,349	181	2,240	2,240	92
Commercial real estate	741	741	76	4,812	5,023	255
Business	788	788	13	4,664	4,664	764
Total	$16,512	$17,195	$556	$22,502	$23,328	$1,631

The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2015, 2014 and 2013.

	For the years ended March 31,
	2015		2014		2013
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$1,669	$17	$1,541	$12	$1,215	$47
Multifamily	222	—	729	17	308	5
Commercial real estate	1,670	83	7,941	227	9,865	235
Construction	—	—	393	—	1,230	53
Business	3,903	215	1,508	14	1,136	41

With an allowance recorded:
One-to-four family	5,158	104	5,290	142	5,363	57
Multifamily	1,255	24	513	—	—	—
Commercial real estate	—	—	3,991	43	6,302	133
Business	855	18	3,899	212	4,932	254
Total	$14,732	$461	$25,805	$667	$30,351	$825

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

The following table presents an analysis of those loan modifications that were classified as TDRs during the twelve month periods ended March 31, 2015 and March 31, 2014:

	Modifications to loans during the years ended March 31,
	2015					2014
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	1	43	43	12.00%	12.00%	2	747	867	5.51%	4.69%
Commercial real estate	1	860	860	6.60%	6.60%	—	—	—
Business	2	788	788	8.25%	8.25%	1	844	719	6.00%	6.00%
Total	4	$1,691	$1,691			3	$1,591	$1,586

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal year ended March 31, 2015, two loans of $860 thousand and $788 thousand were extended and one loan of $43 thousand was modified with interest rate concessions. For the fiscal year ended March 31, 2014, two loans of $747 thousand were modified with interest rate concessions and one loan of $844 thousand was extended.
There were no loans at March 31, 2015 and March 31, 2014 that had been modified and subsequently defaulted.

For the fiscal year ended March 31, 2015, there were 12 loans in the TDR portfolio totaling $4.6 million that were on accrual status as the Company has determined that the future collection of the principal and interest is reasonably assured. This generally represents those borrowers who have performed according to the restructured terms for a period of at least six months. At March 31, 2014, there were 14 loans in the performing TDR portfolio totaling $6.3 million.

At March 31, 2015, the Bank had one Regulation O loan of $1.5 million to a director. There were no loans to officers or directors of the Company at March 31, 2014.

NOTE 5.	OFFICE PROPERTIES AND EQUIPMENT, NET

The details of office properties and equipment as of March 31 are as follows:

$ in thousands	2015	2014
Land	$155	$155
Building and improvements	10,469	8,319
Leasehold improvements	8,064	7,231
Furniture, equipment, and other	12,399	11,724
	31,087	27,429
Less accumulated depreciation and amortization	(24,012)	(19,599)
Office properties and equipment, net	$7,075	$7,830

Depreciation and amortization charged to operations for fiscal years 2015, 2014 and 2013 amounted to $1.1 million, $1.1 million and $1.2 million, respectively.

NOTE 6.	ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2015	2014
Loans receivable	$2,337	$2,139
Mortgage-backed securities	99	99
Investments and other interest-bearing assets	345	319
Total accrued interest receivable	$2,781	$2,557

NOTE 7.	DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows:

	2015			2014
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$50,731	9.61%	—%	$53,232	10.45%	—%
Interest-bearing checking	30,860	5.85	0.16	24,271	4.76	0.16
Savings	95,009	18.00	0.27	98,051	19.26	0.27
Money market savings account	148,702	28.18	0.49	127,655	25.06	0.46
Certificates of deposit	200,123	37.92	0.93	203,907	40.03	1.01
Mortgagors deposits	2,336	0.44	1.53	2,250	0.44	1.73
Total	$527,761	100.00%	0.55%	$509,366	100.00%	0.59%

Scheduled maturities of certificates of deposit for the year ended March 31, 2015 are as follows:

$ in thousands	Period to Maturity
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	Total 2015	Percent of Total
0% - 0.99%	$86,119	$5,653	$4,063	$9,977	$105,812	52.87%
1% - 1.99%	19,925	22,810	27,801	7,886	78,422	39.19
2% - 3.99%	11,223	4,494	9	159	15,885	7.94
4% and over	—	—	—	4	4	—
Total	$117,267	$32,957	$31,873	$18,026	$200,123	100.00%

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2015 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2015 to June 30, 2015	$28,701
July 1, 2015 to September 30, 2015	4,612
October 1, 2015 to March 31, 2016	55,656
April 1, 2016 and beyond	67,141
Total	$156,110

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2015	2014	2013
Interest-bearing checking	$45	$40	$42
Savings and clubs	255	256	259
Money market savings	692	536	739
Certificates of deposit	1,836	1,938	2,441
Mortgagors deposits	30	34	37
	2,858	2,804	3,518
Penalty for early withdrawal of certificates of deposit	(5)	(7)	(10)
Total interest expense	$2,853	$2,797	$3,508

NOTE 8.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands	2015		2014
Maturing Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2015	—%	$—	0.40%	$27,000
2016	0.34%	40,000	—	—
2017	—	—	—	—
2018 and after (1)	1.50%	25,000	1.50%	25,000
	0.79%	$65,000	0.93%	$52,000
(1) Effective rate is 2.13% which includes the net impact of the amortization of the termination fee on restructured borrowing.

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $204.0 million at March 31, 2015. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2015, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $3.5 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $58.4 million and mortgage-backed and investment securities with a market value of $42.2 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $6.1 million from the FHLB-NY at March 31, 2015. The accrued interest payable on FHLB advances was $34 thousand and the interest expense was $541 thousand for the year ended March 31, 2015. At March 31, 2014, the accrued interest payable on FHLB advances was $32 thousand and the interest expense was $603 thousand for the year ended March 31, 2014. The Bank completed a debt restructuring during the first quarter of fiscal year 2014 that allowed it to prepay a $25.0 million long-term borrowing and secure a new borrowing at a significantly lower rate. The termination fees and penalties associated with the borrowing were prepaid to the FHLB and amortized over five years.

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

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The interest rate was set at 7% per annum for the first seven years as long as there is no default event, including Carver maintaining its certification as a Community Development Entity (“CDE”) and remaining in compliance with NMTC requirements, and 12% per annum after. During the second quarter of fiscal year 2012, the interest rate was reduced to 2%. This subordinated debt has been approved by the regulators to qualify as Tier II capital for the Bank's regulatory capital calculations. Qualifying term subordinated debt must have an original weighted average maturity of at least five years. Once the term to maturity is less than five years, the amount qualified as Tier II capital declines 20% per year.

The accrued interest payable on subordinated debt securities was $1.6 million and the interest expense was $549 thousand for the year ended March 31, 2015. The accrued interest payable on subordinated debt securities was $1.2 million and the interest expense was $552 thousand for the year ended March 31, 2014.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2015	2014	2013
Amounts outstanding at the end of year:
FHLB advances	$65,000	$52,000	$58,000
Subordinated debt securities	$18,403	$18,403	$18,403

Rate paid at year end:
FHLB advances	0.79%	0.93%	1.63%
Subordinated debt securities	2.99%	2.99%	2.99%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$65,000	$77,000	$69,011
Subordinated debt securities	$18,403	$18,403	$18,403

Approximate average amounts outstanding for year:
FHLB advances	$28,299	$32,825	$31,531
Subordinated debt securities	$18,403	$18,403	$18,403

Approximate weighted average rate paid during year:
FHLB advances	1.91%	1.84%	2.53%
Subordinated debt securities	2.98%	2.99%	3.11%

NOTE 9.	INCOME TAXES

The components of income tax expense for the years ended March 31 are as follow:

$ in thousands	2015	2014	2013
Income tax expense (benefit):
Current - Federal	$—	$(35)	$149
Current - State	166	137	179
Total income tax expense (benefit)	$166	$102	$328

There was no income tax expense attributable to equity for the three years ended March 31, 2014.

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2015		2014		2013
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$240	34.0%	$(250)	34.0%	$337	34.0%
State and local income tax, net of Federal tax benefit	41	5.8	(16)	2.1	49	4.9
General business credit	(32)	(4.6)	(32)	4.4	(32)	(3.3)
Difference in rates	(1,568)	(222.4)	(1,068)	145.5	—	—
Valuation Allowance	741	105.0	(204)	27.7	795	80.3
Write off DTA due to Section 382 limitation	—	—	1,132	(154.1)	(1,363)	(137.7)
True-ups/Adjustments	743	103.6	255	(34.7)	524	53.1
Other	1	2.2	285	(38.8)	18	1.8
Total income tax expense	$166	23.6%	$102	(13.9)%	$328	33.1%

Carver Federal's operating results includes a $166 thousand tax expense for the fiscal year ended March 31, 2015, which included a $741 thousand change in the valuation allowance. For the fiscal year ended March 31, 2014, the total income tax expense of $102 thousand included a $204 thousand change in the valuation allowance. For the fiscal year ended March 31, 2013, the total income tax expense of $328 thousand included a $795 thousand change in the valuation allowance taken on the Bank's deferred tax assets.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2015	2014
Deferred Tax Assets:
Allowance for loan losses	$1,681	$2,373
Deferred loan costs, net	(162)	193
Nonaccrual loan interest	68	64
Purchase accounting adjustment	23	44
Net operating loss carryforward	17,394	15,181
New markets tax credit	2,207	2,175
Depreciation	977	782
Market value adjustment on HFS loans	464	752
Unrealized loss on available-for-sale securities	448	1,908
Other	947	577
Total Deferred Tax Assets	24,047	24,049
Deferred Tax Liabilities:
Income from affiliate	671	(46)
Total Deferred Tax Liabilities	671	(46)
Deferred Tax Assets, net	23,376	24,095
Valuation Allowance	(23,376)	(24,095)
Deferred Tax Assets, net of valuation allowance	$—	$—

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $29.2 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A full valuation allowance for the remaining net deferred tax asset of $23.4 million has been recorded.

At March 31, 2015, the Company had net operating carryforwards for federal purposes of approximately $33.9 million, for state purposes of approximately $52.7 million and for city purposes of approximately $47.2 million which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2034.

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

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31:

$ in thousands except per share data	2015	2014	2013
Net income (loss) attributable to Carver Bancorp, Inc.	$364	$(836)	$662
Less: Capital Purchase Program "CPP" Preferred Dividends	—	—	—
Net income (loss) available to common shareholders of Carver Bancorp, Inc.	$364	$(836)	$662

Weighted average common shares outstanding – basic	3,696,359	3,696,149	3,695,625
Effect of dilutive MRP shares	253	507	1,775
Weighted average common shares outstanding – diluted	3,696,612	3,696,656	3,697,400

Basic earnings (loss) per common share	$0.10	$(0.23)	$0.18
Diluted earnings (loss) per common share	$0.10	$(0.23)	$0.18

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

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, and increased the minimum Tier 1 capital to risk-based assets requirement from 4% to 6% of risk-weighted assets. The final rule became effective for the Bank on January 1, 2015. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  The previously described Cease and Desist Order Carver Federal entered into with the OCC included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier 1 leverage ratio of 9% and a total risk-based capital ratio of 13% by April 30, 2011. The Bank Order was lifted on November 3, 2014. At March 31, 2015, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage ratio of 10.85%, total risk-based capital ratio of 16.78% and a Tier 1 risk-based capital ratio of 15.10%.

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

In addition, no assurances can be given that the Company will continue to comply with all provisions of the Company Order. Failure to comply with these provisions could result in further regulatory actions to be taken by the regulators.

The table below presents the capital position of the Bank at March 31, 2015 and 2014.

	At March 31, 2015
	Tier 1 Leverage		Common Tier 1		Tier 1 Risk-Based Capital		Total Risk-Based Capital
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Regulatory capital	$67,244	10.85%	$67,244	15.10%	$67,244	15.10%	$74,738	16.78%
Minimum capital requirement	24,793	4.00%	20,045	4.50%	26,727	6.00%	35,636	8.00%
Excess	42,451	6.85%	47,199	10.60%	40,517	9.10%	39,102	8.78%

	At March 31, 2014
	Tier 1 Leverage		Tier 1 Risk-Based Capital		Total Risk-Based Capital
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Regulatory capital	$66,648	10.38%	$66,648	17.55%	$76,429	20.12%
Minimum capital requirement	57,771	9.00%	49,382	13.00%	49,382	13.00%
Excess	8,877	1.38%	17,266	4.55%	27,047	7.12%

NOTE 12. OTHER COMPREHENSIVE (LOSS) INCOME

The following tables set forth changes in each component of accumulated other comprehensive (loss) income, net of tax for the years ended March 31, 2015 and 2014:

$ in thousands	At March 31, 2014	Other Comprehensive Income	At March 31, 2015
Net unrealized gain (loss) on securities available-for-sale	$(4,768)	$3,723	$(1,045)
Accumulated other comprehensive loss	$(4,768)	$3,723	$(1,045)

$ in thousands	At March 31, 2013	Pension Plan Adjustment	Other Comprehensive Income	At March 31, 2014
Net unrealized gain (loss) on securities available-for-sale	$1,064	$—	$(5,832)	$(4,768)
Net unrealized loss on pension liability	(501)	(716)	1,217	—
Accumulated other comprehensive income (loss)	$563	$(716)	$(4,615)	$(4,768)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2015	2014
Reclassification adjustment for sales of available for-sale securities, net of tax	$8	$552	Gain on sale of securities, net
Reclassification adjustment for termination of pension plan, net of tax	—	(1,148)	Employee compensation and benefits
Total reclassifications for the period	$8	$(596)

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale and loss on pension obligations. The Company has reported its comprehensive income (loss) for fiscal years 2015 and 2014 in the Consolidated Statements of Comprehensive Income (Loss).  Carver Federal's accumulated other comprehensive income (loss) included net unrealized gains on securities of $3.7 million at March 31, 2015 and net unrealized losses on securities of $5.8 million at March 31, 2014.

NOTE 13.	EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Pension Plan. Carver Federal had a non-contributory defined benefit pension plan covering all who were participants prior to curtailment of the plan during the fiscal year ended March 31, 2001. The benefits were based on each employee's term of service through the date of curtailment. Carver Federal's policy was to fund the plan with contributions which equal the maximum amount deductible for federal income tax purposes. The plan was terminated in December 2013 and the Company initially recorded a pension cost of $432 thousand in the third quarter of fiscal 2014. Subsequently, the Company determined that there was an error in the pension cost initially recorded. As a result, the Company recorded an additional charge of $716 thousand and adjusted its third quarter fiscal 2014 results. The Company also reclassified $716 thousand from accumulated deficit to accumulated other comprehensive loss in its fiscal year 2014 statement of changes in equity to correct the Company's accounting for benefit plans upon adoption and implementation of ASC 715-30.

The following table sets forth the plan's changes in benefit obligation, changes in plan assets and funded status and amounts recognized in Carver Federal's consolidated financial statements at March 31:

$ in thousands	2015	2014
Change in benefit obligation:
Benefit obligation at the beginning of year	$—	$2,426
Interest cost	—	61
Actuarial gain	—	(165)
Benefits paid	—	(2,497)
Settlements	—	175
Benefit obligation at end of year	$—	$—
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$2,023
Actual return on plan assets	—	120
Contributions	—	354
Benefits paid	—	(97)
Settlements	—	(2,400)
Fair value of plan assets at end of year	$—	$—

Funded status	$—	$—
Accrued pension cost	$—	$—

Net periodic pension cost includes the following components for the years ended March 31:

$ in thousands	2015	2014	2013
Interest cost	$—	$61	$106
Unrecognized loss	—	34	45
Settlement charge	—	1,180	100
Expected return on plan assets	—	(106)	(176)
Net periodic pension cost	$—	$1,169	$75

Significant actuarial assumptions used in determining plan benefits for the years ended March 31 are as follows:

	2015	2014	2013
Annual salary increase (1)	—	—	—
Expected long-term return on assets	N/A	N/A	8.00%
Discount rate used in measurement of benefit obligations	N/A	N/A	3.75%

(1)	The annual salary increase rate is not applicable as the plan is frozen and no new benefits accrue.

Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The plan was curtailed during the fiscal year ended March 31, 2001.  The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2015, there was no outstanding payable under this plan.

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

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Company or the Bank on such date.  Under the amended plan, awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP. Pursuant to the MRP, the Bank recognized $10 thousand, $27 thousand and $65 thousand as expense for fiscal year 2015, 2014 and 2013, respectively.

Stock Option Plans. During 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 22,591.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2015, there were 1,104 options outstanding and 1,104 were exercisable.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2015, there were 1,925 options outstanding under the 2006 Incentive Plan and 1,898 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date.

In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. At March 31, 2015, there were no options outstanding and no restricted stock awards issued under the 2014 Incentive Plan. All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date.

Information regarding stock options as of and for the years ended March 31 is as follows:

	2015		2014		2013
	Options (1)	Weighted Average Exercise Price	Options (1)	Weighted Average Exercise Price	Options (1)	Weighted Average Exercise Price
Outstanding, beginning of year	4,029	258.16	5,362	$255.17	7,362	$235.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired/Forfeited	1,000	294.45	1,333	246.15	2,000	180.90
Outstanding, end of year	3,029	246.18	4,029	258.16	5,362	255.17
Exercisable, at year end	3,002		3,975		5,229
(1) Options for all periods presented reflects a 1-for-15 reverse stock split which was effective on October 27, 2011

Information regarding stock options as of and for the year ended March 31, 2015 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$90.00	$104.85	134	5.36	$97.50	107	$97.50
240.00	254.85	1,899	2.78	250.61	1,899	16.71
255.00	269.85	996	1.18	257.63	996	257.63

Total		3,029			3,002

There were no stock options awarded to employees during the years ended March 31, 2015, 2014 and 2013.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2015	2014	2013
Risk-free interest rate	N/A	N/A	N/A
Volatility	N/A	N/A	N/A
Annual dividends	N/A	N/A	N/A
Expected life of option grants	N/A	N/A	N/A

The Company recorded compensation expense of $2 thousand in fiscal 2015 and $2 thousand in fiscal 2014.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc. (the "Performance Compensation Plan"). This Performance Compensation Plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2008, the Company granted its first awards under the new Performance Compensation Plan. No compensation expense was recognized in fiscal year 2015 and $8 thousand was recognized in 2014.

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

The Bank had outstanding lending commitments and contractual obligations at March 31 as follows:

$ in thousands	2015	2014
Commitments to fund mortgage loans	$30,972	$5,750
Commitments to fund commercial and consumer loans	8,963	—
Lines of credit	5,355	6,140
Letters of credit	234	245
	$45,524	$12,135

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2014 (1)	$2,075
Gross new demands received	129
Loans repurchased/made whole	(129)
Principal payments received on open claims	(30)
Open claims as of March 31, 2015 (1)	$2,045

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

The table below summarizes changes in our representation and warranty reserves during fiscal 2015.

$ in thousands	March 31, 2015
Representation and warranty repurchase reserve, as of March 31, 2014 (1)	$287
Net provision for repurchase losses (2)	119
Net realized losses (2)	—
Representation and warranty repurchase reserve, as of March 31, 2015 (1)	$406
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Lease Commitments.  Rentals under long-term operating leases for certain branches aggregated approximately $1.6 million, $1.5 million and $1.8 million for fiscal years 2015, 2014, and 2013, respectively. As of March 31, 2015, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2025 follow:

$ in thousands
Year Ending March 31,	Minimum Rental	Sublet Income	Net
2015	$1,558	$—	$1,558
2016	1,515	—	1,515
2017	1,543	—	1,543
2018	1,130	—	1,130
2019	1,032	—	1,032
Thereafter	3,364	—	3,364
	$10,142	$—	$10,142

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly owned subsidiaries are parties to various legal proceedings incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank. Further, there have been no material developments or changes associated with any litigation matters previously reported by the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2015 and 2014, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$210	$210
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,527	—	5,527
Federal Home Loan Mortgage Corporation	—	10,588	—	10,588
Federal National Mortgage Association	—	10,857	—	10,857
Other	—	—	47	47
U.S. Government Agency securities	—	57,850	—	57,850
Other investments	—	16,316	—	16,316
Total available-for-sale securities	—	101,138	47	101,185
Total assets	$—	$101,138	$257	$101,395

	Fair Value Measurements at March 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	265	$265
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,665	—	5,665
Federal Home Loan Mortgage Corporation	—	11,596	—	11,596
Federal National Mortgage Association	—	10,431	—	10,431
Other	—	—	49	49
U.S. Government Agency securities	—	52,189	—	52,189
Other investments	—	9,531	—	9,531
Total available-for-sale securities	—	89,412	49	89,461
Total assets	$—	$89,412	$314	$89,726

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other available-for-sale securities. Level 3 assets accounted for 0.04% of the Company's total assets at March 31, 2015 and 2014.

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

In the period ended March 31, 2015, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2015 and 2014:

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2015	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2015
Securities Available-for-Sale	$49	$—	$(2)	$—	$47	$—

Mortgage Servicing Rights	265	(55)	—	—	210	(51)

$ in thousands	Beginning balance, April 1, 2013	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2014	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2014
Securities Available-for-Sale	$50	$—	$(1)	$—	$49	—

Mortgage Servicing Rights	275	(10)	—	—	265	(7)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2015 and 2014, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale	$—	$2,576	$—	$2,576
Impaired loans with a specific reserve allocated	$—	$—	$6,519	$6,519
Other real estate owned	$—	$4,341	$—	$4,341

	Fair Value Measurements at March 31, 2014, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale	$—	$5,011	$—	$5,011
Impaired loans with a specific reserve allocated	$—	$—	$8,115	$8,115
Other real estate owned	$—	$1,369	$—	$1,369

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for sale for the period ended March 31, 2015 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or market.

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,992	$50,992	$50,992	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	101,185	101,185	—	101,138	47
FHLB Stock	3,519	3,519	—	3,519	—
Securities held-to-maturity	11,922	12,231	—	12,231	—
Loans receivable	478,716	485,458	—	—	485,458
Loans held-for-sale	2,576	2,576	—	2,576	—
Accrued interest receivable	2,781	2,781	—	2,781	—
Mortgage servicing rights	210	210	—	—	210
Financial Liabilities:
Deposits	$527,761	$511,160	$309,897	$201,263	$—
Advances from FHLB of New York	65,000	65,827	—	65,827	—
Other borrowed money	18,403	18,931	—	18,931	—

	March 31, 2014
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$122,554	$122,554	$122,554	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	89,461	89,461	—	89,412	49
FHLB Stock	3,101	3,101	—	3,101	—
Securities held-to-maturity	9,029	8,971	—	8,971	—
Loans receivable	382,723	382,604	—	—	382,604
Loans held-for-sale	5,011	5,011	—	5,011	—
Accrued interest receivable	2,557	2,557	—	2,557	—
Mortgage servicing rights	265	265	—	—	265
Financial Liabilities:
Deposits	$509,366	$493,922	$287,767	$206,155	$—
Advances from FHLB of New York	52,000	53,294	—	53,294	—
Other borrowed money	18,403	18,915	—	18,915	—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of March 31, 2015 and March 31, 2014. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based initiatives. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects.

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

The Bank's involvement with VIEs, consolidated and unconsolidated, in which the company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE is presented below:

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12	—	40,000	14,186	—	14,186	—	—	—	7,800	7,800
CDE 10	1,700	19,000	—	8	8	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,711	20,711	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,922	10,922	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,219	12,219	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,271	12,271	—	1	—	4,875	4,876
Total	$5,850	$149,000	$14,186	$103,414	$117,600	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed below.

CCDC was originally awarded $59 million of NMTC. In fiscal 2008, CCDC transferred $19 million of rights to an investor in a NMTC project. The entity was called CDE 10.

With respect to the remaining $40 million of the original NMTC award, CCDC established various special purpose entities (CDEs 1-9,11-12) through which its investments in NMTC eligible activities are conducted.  As the Bank is exposed to all of the expected losses and residual returns from these investments under ASC Topic 810, the Bank has determined it has a controlling financial interest and is the primary beneficiary of these entities. During December 2010, Carver transferred its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash.

As a result of Carver financing the purchase note, the CDEs continue to be consolidated and the investor's equity investment of $6.7 million was reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provides the investor with rights to the new markets tax credits on a prospective basis. A portion of non-controlling interest is transferred to the controlling interest as the investor earns the tax credits. In March 2015, the investor exercised its option to sell the equity interest in the CDEs back to Carver. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award.

In May 2009, CCDC received a second NMTC award of $65 million. During the period from December 2009 to December 2010, CCDC transferred rights to investors in NMTC projects (entities CDE 13-19). CCDC has a contingent obligation to reimburse the investor for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

In August 2011, CCDC received a third NMTC award of $25 million. In January 2012 and September 2012, CCDC transferred rights to investors in NMTC projects (CDEs 20 and 21).  CCDC has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2015, there have been no activities in these entities.

NOTE 18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2015 and 2014. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

$ in thousands, except per share data	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Fiscal 2015
Interest income	$5,758	$5,590	$5,265	$5,714
Interest expense	(991)	(992)	(1,013)	(946)
Net interest income	4,767	4,598	4,252	4,768
Recovery of loan losses	780	713	1,151	365
Non-interest income	1,202	1,562	1,408	1,394
Non-interest expense	(6,547)	(6,753)	(6,789)	(6,622)
Income tax expense	(16)	(57)	(62)	(31)
Net loss (income) attributable to noncontrolling interest	(17)	147	151	—
Net income attributable to Carver Bancorp, Inc.	$169	$210	$111	$(126)
Earnings per common share*
Basic	$0.05	$0.06	$0.03	$(0.03)
Diluted	$0.05	$0.06	$0.03	$(0.03)
* Difference in total earnings per share to Consolidated Statement of Operations is due to rounding

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

$ in thousands, except per share data	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013	March 31, 2014
			(reported)	(adjusted)
Fiscal 2014
Interest income	$5,569	$5,942	$6,004	6,004	$5,733
Interest expense	(1,009)	(977)	(979)	(979)	(986)
Net interest income	4,560	4,965	5,025	5,025	4,747
(Provision for) recovery of loan losses	(831)	505	1,052	1,052	(300)
Non-interest income	2,130	1,577	1,210	1,210	1,889
Non-interest expense	(5,280)	(6,599)	(7,535)	(8,251)	(7,243)
Income tax expense	(72)	(16)	(6)	(6)	(8)
Noncontrolling interest, net of taxes	(93)	(90)	147	147	146
Net income (loss) attributable to Carver Bancorp, Inc.	$414	$342	$(107)	$(823)	$(769)
Earnings (loss) per common share
Basic	$0.11	$0.09	$(0.03)	(0.22)	$(0.21)
Diluted	$0.11	$0.09	$(0.03)	(0.22)	$(0.21)

NOTE 19.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2015	2014
Assets
Cash on deposit with subsidiaries	$4,679	$4,669
Investment in subsidiaries	66,604	62,310
Other assets	54	70
Total assets	$71,337	$67,049

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	1,249	878
Other liabilities	1,706	1,230
Total liabilities	$16,358	$15,511

Stockholders’ equity	54,979	51,538
Total liabilities and stockholders’ equity	$71,337	$67,049

CONDENSED STATEMENTS OF INCOME

	Years Ended March 31,
$ in thousands	2015	2014	2013
Income
Equity in net income from subsidiaries	$1,218	$14	$1,561
Other income	21	29	35
Total income	1,239	43	1,596
Expenses
Interest expense on borrowings	446	450	471
Salaries and employee benefits	167	172	181
Shareholder expense	95	82	99
Other	167	175	183
Total expense	875	879	934
Income (loss) before income taxes	364	(836)	662
Income tax expense	—	—	—
Net income (loss)	$364	$(836)	$662

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$364	$(836)	$662
Adjustments to reconcile net loss to net cash from operating activities:
Loss (equity) in net income of subsidiaries	(1,218)	(14)	(1,561)
Increase in account receivable from subsidiaries	(2)	(3)	(1)
Increase in other assets	17	(18)	(9)
Increase (decrease) in accounts payable to subsidiaries	371	422	399
Increase (decrease) in other liabilities	476	461	386
Other, net	2	3	33
Net cash provided by (used in) operating activities	10	15	(91)

Cash Flows From Financing Activities
Decrease in borrowings	—	—	—
Redemption of treasury stock, net	—	—	(30)
Push Down of Capital Raise	—	—	—
Net cash used in financing activities	—	—	(30)
Net increase (decrease) in cash	10	15	(121)
Cash and cash equivalents – beginning	4,669	4,654	4,775
Cash and cash equivalents – ending	$4,679	$4,669	$4,654

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of March 31, 2015, the Company's management, including the Company's Chief Executive Officer (Principal Executive Office) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

As of March 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). As a result of this assessment, we identified deficiencies in our internal control over financial reporting that we considered to represent material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting relates to the following:

•
We did not effectively assess the sufficiency of technical credit risk management and other resources nor did we conduct an effective risk assessment process on a timely basis in response to changes in key personnel in the credit risk management function and implement process level controls that are responsive to those changes and aligned with the Company’s financial reporting objectives.

•
We did not effectively design and operate our review and process level controls over the accounting and disclosure for the allowance for loan losses and related accounts, specifically, related to process activities over the valuation of impaired loans, accounting for charge-offs on a timely basis, disclosures of risk-rated loans and the accuracy and completeness of factors and assumptions affecting the allowance for losses.

The control deficiencies resulted in certain immaterial misstatements in the financial statement accounts described above that were corrected prior to the issuance of the annual consolidated financial statements. The control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2015.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Remediation Plan

With respect to the material weaknesses noted in the Form 10-K for fiscal year ended March 31, 2015, with the oversight of senior management and the finance and audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of improved process activities and controls, documented procedures and training related to the preparation and handling of the allowance for loan losses. The Company has retained a new Chief Credit Officer who is responsible for the implementation of these improved process activities and controls.

The Company plans to reconsider the adequacy of the risk assessment controls it has in place to identify and assess changes in the external environment, changes in its business operations and key financial and operating management and to evaluate the implications on its business processes and internal controls.

As of March 31, 2014, management had identified a material weakness as discussed in the Form 10-K for fiscal year 2014. Throughout fiscal year 2015, management evaluated the items that led to the material weakness. The primary remediation for these items was to retain qualified, knowledgeable and experienced staff in the Accounting and Finance Department and to develop processes to effectively monitor and manage these concerns. This resulted in two key staff additions with a new Controller and a new Senior Accountant. The primary focus of these two staff members has been to resolve the material weaknesses noted.

(d) Changes in Internal Control over Financial Reporting

Other than the changes noted in paragraph (c) above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal year which this report relates, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company’s management is in the process of developing and implementing new processes and procedures to remediate the material weakness identified in the Annual Report on Form 10-K.

There was a material weakness discussed in the Form 10-K for the fiscal year ended March 31, 2014. The material weakness regarded internal control over financial reporting related to the ongoing monitoring and evaluation of the design and conduct of internal controls associated with infrequent process activities. Specifically, weaknesses were noted in lease and pension plan accounting. Management has rectified the weakness noted in lease accounting in accordance with Accounting Standards Codification (ASC) 840. Management has implemented additional controls and is now monitoring lease accounting in accordance with ASC 840. These controls are reviewed monthly to establish assurance that the appropriate general ledger entries are performed on a consistent basis. Reconciliation of the liability account is performed and reviewed on a dual control basis to ensure ongoing compliance.

In addition, another element of the material weakness noted in the Form 10-K for the fiscal year ended March 31, 2014 regarded the treatment of pension plan expense upon the termination of the Company’s pension plan. This item was corrected in fiscal year 2014 and the Company no longer has a pension plan.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Company's definitive proxy statement to be filed in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statements of Financial Condition as of March 31, 2015 and 2014

3.	Consolidated Statements of Operations for the years ended March 31, 2015 and 2014

4.	Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2015 and 2014

5.	Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2015 and 2014

6.	Consolidated Statements of Cash Flows for the years ended March 31, 2015 and 2014

7.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 29, 2015	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 29, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael T. Pugh	President and Chief Executive Officer
Michael T. Pugh	(Principal Executive Officer)

/s/ David L. Toner	First Senior Vice President and Chief Financial Officer
David L. Toner	(Principal Accounting Officer and Principal Financial Officer)

/s/ Deborah C. Wright	Chairman
Deborah C. Wright

/s/ Dr. Samuel J. Daniel	Director
Samuel J. Daniel

/s/ Ingrid LaMae deJongh	Director
Ingrid LaMae deJongh

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Lewis P. Jones III	Director
Lewis P. Jones III

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Janet L. Rollé	Director
Janet L. Rollé

/s/ Robert R. Tarter	Director
Robert R. Tarter

/s/ Susan M. Tohbe	Director
Susan M. Tohbe

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (7)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)
10.2	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (6)
10.3	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1)
10.4	Carver Federal Savings Bank Retirement Plan for Non-employee Directors, effective as of October 24, 1994 (1)
10.5	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1)
10.6	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1)
10.7	Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan (3)
10.8	Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (4)
10.9	Carver Bancorp, Inc. Compensation Plan for Non-Employee Directors (6) (*)
10.10	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (6)
10.11	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (6)
10.12	Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003 (5)
10.13
Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc., as Sponsor, and Linda Dunn, William Gray and Deborah Wright, as Administrators, dated as of September 17, 2003 (5)

10.14	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (5)
10.15	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (8)
10.16	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (8)
10.17	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (8)
10.18	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (10)
10.19	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 (14)
10.20	Amendment to the Carver Bancorp, In. Stock Incentive Plan (11)
10.21	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (11)
10.22	Employment Agreement Entered into as of January 1, 2015 Between Carver Federal Savings Bank and Michael T. Pugh (12) (*)
10.23	Carver Bancorp, Inc. 2014 Equity Incentive Plan (13)
14	Code of ethics (9)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2009.

(3)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(6)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(7)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(8)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(9)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

(10)	Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(11)
Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 17, 2009.

(12)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015.

(13)
Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.

(14)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.