Form 10-Q
period 2015-06-30
CARVER BANCORP INC
filed 2015-08-11
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015	March 31, 2015
$ in thousands except per share data	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$43,832	$44,864
Money market investments	1,998	6,128
Total cash and cash equivalents	45,830	50,992
Restricted cash	6,368	6,354
Investment securities:
Available-for-sale, at fair value	86,972	101,185
Held-to-maturity, at amortized cost (fair value of $16,669 and $12,231 at June 30, 2015 and March 31, 2015, respectively)	16,596	11,922
Total investment securities	103,568	113,107

Loans held-for-sale (“HFS”)	2,576	2,576

Loans receivable:
Real estate mortgage loans	419,003	412,204
Commercial business loans	72,784	70,555
Consumer loans	103	434
Loans, net	491,890	483,193
Allowance for loan losses	(4,107)	(4,477)
Total loans receivable, net	487,783	478,716
Premises and equipment, net	7,016	7,075
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,433	3,519
Accrued interest receivable	2,902	2,781
Other assets	12,298	11,266
Total assets	$670,774	$676,386

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$94,789	$95,009
Non-interest bearing checking	49,822	50,731
Interest-bearing checking	31,577	30,860
Money market	153,218	148,702
Certificates of deposit	215,510	200,123
Mortgagors deposit	1,664	2,336
Total deposits	546,580	527,761
Advances from the FHLB-NY and other borrowed money	58,403	83,403
Other liabilities	11,503	10,243
Total liabilities	616,486	621,407

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding at June 30, 2015 and March 31, 2015, respectively)	61	61
Additional paid-in capital	55,468	55,468
Accumulated deficit	(44,029)	(44,206)
Treasury stock, at cost (1,944 shares at June 30, 2015 and March 31, 2015)	(417)	(417)
Accumulated other comprehensive loss	(1,913)	(1,045)
Total equity	54,288	54,979
Total liabilities and equity	$670,774	$676,386

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2015	2014
Interest income:
Loans	$5,642	$5,162
Mortgage-backed securities	191	206
Investment securities	341	324
Money market investments	34	66
Total interest income	6,208	5,758

Interest expense:
Deposits	776	722
Advances and other borrowed money	282	270
Total interest expense	1,058	992

Net interest income	5,150	4,766
Provision for (recovery) loan losses	117	(781)
Net interest income after provision for loan losses	5,033	5,547

Non-interest income:
Depository fees and charges	668	896
Loan fees and service charges	172	95
Gain on sale of securities	—	4
Gain on real estate owned	18	4
Other	335	204
Total non-interest income	1,193	1,203

Non-interest expense:
Employee compensation and benefits	2,781	2,787
Net occupancy expense	996	885
Equipment, net	162	175
Data processing	349	277
Consulting fees	168	88
Federal deposit insurance premiums	122	238
Other	1,457	2,094
Total non-interest expense	6,035	6,544

Income before income taxes	191	206
Income tax expense	13	16
Consolidated net income	178	190
Less: Net income attributable to non-controlling interest	—	17
Net income attributable to Carver Bancorp, Inc.	$178	$173

Earnings per common share:
Basic	$0.05	$0.05
Diluted	0.05	0.05

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2015	2014
Net income attributable to Carver Bancorp, Inc.	$178	$173

Other comprehensive (loss) income, net of tax:
Change in unrealized loss of securities available-for-sale	(868)	1,562
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	—	4
Total other comprehensive (loss) income, net of tax	(868)	1,558

Total comprehensive (loss) income, net of tax attributable to Carver Bancorp, Inc.	$(690)	$1,731

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended June 30, 2015
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2015	$45,118	$61	$55,468	$(44,206)	$(417)	$(1,045)	$54,979
Net income attributable to Carver Bancorp, Inc.	—	—	—	178	—	—	178
Other comprehensive income (loss), net of taxes	—	—	—	—	—	(868)	(868)
Stock based compensation expense	—	—	—	(1)	—	—	(1)
Balance — June 30, 2015	$45,118	$61	$55,468	$(44,029)	$(417)	$(1,913)	$54,288

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
($ in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before attribution to noncontrolling interest	$178	$190
Net income attributable to noncontrolling interest, net of taxes	—	17
Net income attributable to Carver Bancorp, Inc.	178	173

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	117	(781)
Stock based compensation expense	(1)	1
Depreciation and amortization expense	245	122
Gain on real estate owned	(18)	(4)
Gain on sale of securities, net	—	(4)
Amortization and accretion of loan premiums and discounts and deferred charges	(41)	(111)
Amortization and accretion of premiums and discounts — securities	(29)	66
Increase in accrued interest receivable	(121)	(33)
(Increase) decrease in other assets	(1,240)	2,303
Increase in other liabilities	1,692	1,140
Net cash provided by operating activities	782	2,872
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(5,118)	(5,534)
Proceeds from principal payments, maturities, calls and sales of investments: Available-for-sale	13,278	784
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	539	192
Originations of loans held-for-investment	(23,248)	(14,721)
Loans purchased from third parties	(7,416)	—
Principal collections on loans	20,682	13,519
Increase in restricted cash	(14)	—
Redemption of FHLB-NY stock	1,086	330
Purchase (Dispositions) of premises and equipment	(187)	13
Proceeds from sale of real estate owned	636	—
Net cash provided by (used in) investing activities	238	(5,417)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	18,818	9,390
Net decrease in FHLB-NY advances and other borrowings	(25,000)	(8,000)
Net cash provided by (used in) financing activities	(6,182)	1,390
Net decrease in cash and cash equivalents	(5,162)	(1,155)
Cash and cash equivalents at beginning of period	50,992	122,554
Cash and cash equivalents at end of period	$45,830	$121,399

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$—	$2,434

Cash paid for:
Interest	$934	$881
Income taxes	$30	$20

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. The consolidated balance sheet at June 30, 2015 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2015. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2015	2014
Earnings per common share
Net income available to common shareholders of Carver Bancorp, Inc.	$178	$173
Weighted average common shares outstanding	3,696,420	3,696,225
Basic earnings per common share	$0.05	$0.05
Diluted earnings per common share	0.05	0.05

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

Debenture interest payments which had previously been deferred in March 2011 and June 2011 on the Carver Statutory Trust I trust preferred securities (“TruPS”) were brought current in September 2011. The Company is prohibited from making future payments without prior approval. The expense continues to be accrued and the payments remain on deferral status. The Company has requested approval from the Federal Reserve to reinstate the debenture interest payment. As of June 30, 2015, the request remains pending.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the three months ended June 30, 2015 and 2014:

		Other
Three months ended June 30, 2015	At	Comprehensive	At
$ in thousands	March 31, 2015	Income, net of tax	June 30, 2015
Net unrealized loss on securities available-for-sale	$(1,045)	$(868)	$(1,913)
Accumulated other comprehensive loss, net of tax	$(1,045)	$(868)	$(1,913)

		Other
Three months ended June 30, 2014	At	Comprehensive	At
$ in thousands	March 31, 2014	Income, net of tax	June 30, 2014
Net unrealized loss on securities available-for-sale	$(4,768)	$1,558	$(3,210)
Accumulated other comprehensive loss, net of tax	$(4,768)	$1,558	$(3,210)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income
$ in thousands	2015	2014
Reclassification adjustment for sales of available-for-sale securities, net of tax	—	4	Gain on sale of securities
Total reclassifications for the period	$—	$4

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2015, $87.0 million, or 84.0%, of the Bank’s mortgage-backed and other investment securities were classified as available-for-sale, and the remaining $16.6 million, or 16.0%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2015 and March 31, 2015.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2015:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,310	$5	$(94)	$5,221
Federal Home Loan Mortgage Corporation	10,156	6	(218)	9,944
Federal National Mortgage Association	10,600	2	(206)	10,396
Other	46	—	—	46
Total mortgage-backed securities	26,112	13	(518)	25,607
U.S. Government Agency Securities	51,791	5	(1,088)	50,708
Other investments	10,982	—	(325)	10,657
Total available-for-sale	88,885	18	(1,931)	86,972
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	2,896	180	—	3,076
Federal National Mortgage Association and Other	12,700	—	(107)	12,593
Total held-to-maturity mortgage-backed securities	15,596	180	(107)	15,669
Corporate Bonds	1,000	—	—	1,000
Total held-to maturity	16,596	180	(107)	16,669
Total securities	$105,481	$198	$(2,038)	$103,641
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2015:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,575	$9	$(57)	$5,527
Federal Home Loan Mortgage Corporation	10,705	10	(127)	10,588
Federal National Mortgage Association	10,925	35	(103)	10,857
Other	47	—	—	47
Total mortgage-backed securities	27,252	54	(287)	27,019
U.S. Government Agency Securities	58,464	48	(662)	57,850
Other investments	16,514	—	(198)	16,316
Total available-for-sale	102,230	102	(1,147)	101,185
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,100	232	—	3,332
Federal National Mortgage Association and Other	8,822	77	—	8,899
Total held-to-maturity mortgage-backed securities	11,922	309	—	12,231
Total held-to-maturity	11,922	309	—	12,231
Total securities	$114,152	$411	$(1,147)	$113,416
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2015 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$(3)	$1,215	$(515)	$20,982	$(518)	$22,197
U.S. Government Agency Securities	(241)	17,721	(847)	25,981	(1,088)	43,702
Other investments (1)	—	—	(325)	9,675	(325)	9,675
Total available-for-sale securities	(244)	18,936	(1,687)	56,638	(1,931)	75,574

Held-to-Maturity:
Mortgage-backed securities	(107)	12,428	—	—	(107)	12,428
Total held-to-maturity securities	(107)	12,428	—	—	(107)	12,428
Total securities	$(351)	$31,364	$(1,687)	$56,638	$(2,038)	$88,002
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

A total of 31 securities had an unrealized loss at June 30, 2015 compared to 23 at March 31, 2015. The majority of the securities in an unrealized loss position were U.S. Government Agency securities and mortgage-backed securities, representing 70.6% and 29.4%, respectively, of total available-for-sale securities in an unrealized loss position at June 30, 2015. There were ten U.S. Government Agency securities and eight mortgage-backed securities in an unrealized loss position that had an unrealized loss for more than 12 months at June 30, 2015. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At June 30, 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at June 30, 2015, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	15,982	15,897	1.38%
Five through ten years	21,694	21,183	1.97%
After ten years	51,208	49,892	2.02%
Total	$88,884	$86,972	1.89%

Held-to-maturity:
Five through ten years	$6,211	$6,237	2.56%
After ten years	10,385	10,432	2.53%
Total	$16,596	$16,669	2.54%

NOTE 7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The loans receivable portfolio is segmented into one-to-four family, multifamily, commercial real estate, construction, business (including Small Business Administration loans), and consumer loans.

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

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at June 30, 2015 and March 31, 2015:

	June 30, 2015		March 31, 2015
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$119,799	24%	$125,020	26%
Multifamily	96,458	20%	93,780	19%
Commercial real estate	196,003	40%	186,443	39%
Construction	5,096	1%	5,107	1%
Business	72,831	15%	70,679	15%
Consumer (1)	103	—%	434	—%
Total loans receivable	$490,290	100%	$481,463	100%

Add:
Premium on loans	2,089		2,233
Less:
Deferred fees and loan discounts,net	(489)		(503)
Allowance for loan losses	(4,107)		(4,477)
Total loans receivable, net	$487,783		$478,716

Loans HFS	$2,576		$2,576
(1) Includes personal loans

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2015 and 2014, and the fiscal year ended March 31, 2015.

Three months ended June 30, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,989	$534	$1,029	99	$813	$13	$4,477
Charge-offs	230	238	—	—	112	1	581
Recoveries	—	—	—	—	93	1	94
Provision for (Recovery of) Loan Losses	(100)	229	3	—	(3)	(12)	117
Ending Balance	$1,659	$525	$1,032	$99	$791	$1	$4,107

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,557	525	949	99	788	1	3,919
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	102	—	83	—	3	—	188

Loan Receivables Ending Balance:	$121,165	$97,366	$195,408	$5,065	$72,783	$103	$491,890
Ending Balance: collectively evaluated for impairment	113,822	96,119	192,806	5,065	67,001	103	474,916
Ending Balance: individually evaluated for impairment	7,343	1,247	2,602	—	5,782	—	16,974

Fiscal year ended March 31, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	687	—	—	—	320	279	1,286
Recoveries	380	83	256	—	816	5	1,540
Provision for (Recovery of) Loan Losses	(1,081)	143	(1,062)	99	(1,388)	279	(3,010)
Ending Balance	$1,989	$534	$1,029	$99	$813	$13	$4,477

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,702	353	953	99	801	13	3,921
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	287	181	76	—	12	—	556

Loan Receivables Ending Balance:	$126,527	$94,706	$185,851	$5,076	$70,599	$434	483,193
Ending Balance: collectively evaluated for impairment	119,480	93,218	183,230	5,076	65,243	434	466,681
Ending Balance: individually evaluated for impairment	7,047	1,488	2,621	—	5,356	—	16,512

Three months ended June 30, 2014
	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	83	—	—	—	—	—	83
Recoveries	354	8	201	—	133	1	697
Provision for (Recovery of) Loan Losses	275	20	(1,223)	201	(58)	4	(781)
Ending Balance	$3,923	$336	$813	$201	$1,780	$13	$7,066

The following is a summary of nonaccrual loans at June 30, 2015 and March 31, 2015.

$ in thousands	June 30, 2015	March 31, 2015
Gross loans receivable:
One-to-four family	$3,654	$3,664
Multifamily	1,247	1,053
Commercial real estate	1,784	2,817
Business	1,883	861
Total nonaccrual loans	$8,568	$8,395

Nonaccrual loans increased $173 thousand, or 2.1%, to $8.6 million at June 30, 2015 from $8.4 million at March 31, 2015.

Non-performing loans at June 30, 2015, were comprised of $5.1 million of loans 90 days or more past due and non-accruing, $0.5 million of impaired loans and $3.0 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

Non-performing loans at March 31, 2015, were comprised of $5.9 million of loans 90 days or more past due and non-accruing, and included $3.6 million of loans classified as a troubled debt restructuring which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

At June 30, 2015, other non-performing assets totaled $6.3 million which consisted of other real estate owned and held-for-sale loans. At June 30, 2015, other real estate owned valued at $3.7 million comprised of eight foreclosed properties, compared to $4.3 million comprised of ten properties at March 31, 2015. At June 30, 2015, held-for-sale loans remained unchanged at $2.6 million, compared to March 31, 2015.

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

As of June 30, 2015, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$96,119	$190,574	$5,065	$64,933
Special Mention	—	2,232	—	1,056
Substandard	1,247	2,602	—	6,794
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$97,366	$195,408	$5,065	$72,783

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$117,511	$103
Non-Performing			3,654	—
Total			$121,165	$103

As of March 31, 2015, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,218	$181,340	$5,076	$62,419
Special Mention	—	1,890	—	1,065
Substandard	1,488	2,621	—	7,115
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$94,706	$185,851	$5,076	$70,599

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$122,689	$434
Non-Performing			3,838	—
Total			$126,527	$434

The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2015 and March 31, 2015.

June 30, 2015
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$390	$—	$3,333	$3,723	$117,442	$121,165
Multifamily	—	428	819	1,247	96,119	97,366
Commercial real estate	2,351	—	813	3,164	192,244	195,408
Construction	—	—	—	—	5,065	5,065
Business	—	—	1,883	1,883	70,900	72,783
Consumer	—	—	—	—	103	103
Total	$2,741	$428	$6,848	$10,017	$481,873	$491,890

March 31, 2015
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$464	$—	$3,574	$4,038	$122,489	126,527
Multifamily	—	434	1,054	1,488	93,218	94,706
Commercial real estate	1,150	936	1,102	3,188	182,663	185,851
Construction	—	—	—	—	5,076	5,076
Business	—	—	123	123	70,476	70,599
Consumer	—	1	—	1	433	434
Total	$1,614	$1,371	$5,853	$8,838	$474,355	$483,193

The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2015 and March 31, 2015.

	At June 30, 2015			At March 31, 2015
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$5,176	$6,357	$—	$2,752	$3,007	—
Multifamily	1,247	1,583	—	237	237	—
Commercial real estate	1,866	2,036	—	1,880	1,880	—
Business	5,271	5,271	—	4,568	4,652	—
Consumer	—	—	—	—	—	—
With an allowance recorded:
One-to-four family	2,167	2,239	102	4,295	4,541	286
Multifamily	—	—	—	1,251	1,349	181
Commercial real estate	736	736	83	741	741	76
Business	511	595	3	788	788	13
Consumer and other	—	—	—	—	—	—
Total	$16,974	$18,817	$188	$16,512	$17,195	$556

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three month period ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,
	2015		2014
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$5,275	$3	$729	$7
Multifamily	1,406	—	—	—
Commercial real estate	1,869	—	2,124	61
Construction	—	—	—	—
Business	5,294	9	1,022	64
Consumer and other	—	—	—	—
With an allowance recorded:
One-to-four family	2,209	$2	6,089	31
Multifamily	—	—	1,437	9
Commercial real estate	739	—	2,215	20
Business	511	—	3,413	55
Consumer and other	—	—	5	—
Total	$17,303	$14	$17,034	$247

In certain circumstances, the Bank will modify a loan as part of a troubled debt restructure ("TDR") under ASC Subtopic 310-40 and the related allowance under ASC Subtopic 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no TDR modifications made during the three month period ended June 30, 2015 and 2014.

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended June 30, 2015 and 2014, there were no modified loans that subsequently defaulted within the last 12 months.

At June 30, 2015, there were 12 loans in the TDR portfolio totaling $5.2 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2015, there were 12 loans in the performing TDR portfolio totaling $4.6 million.

At June 30, 2015, the Bank had one Regulation O loan of $1.5 million to a director. There were no loans to officers or directors of the Company at June 30, 2014.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2015 and March 31, 2015, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$204	204
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,221	—	5,221
Federal Home Loan Mortgage Corporation	—	9,944	—	9,944
Federal National Mortgage Association	—	10,396	—	10,396
Other		—	46	46
U.S. Government Agency Securities	—	50,708	—	50,708
Other investments	—	10,657	—	10,657
Total available-for-sale securities	—	86,926	46	86,972
Total	$—	$86,926	$250	$87,176

	Fair Value Measurements at March 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$210	210
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,527	—	5,527
Federal Home Loan Mortgage Corporation	—	10,588	—	10,588
Federal National Mortgage Association	—	10,857	—	10,857
Other	—	—	47	47
U.S. Government Agency securities	—	57,850	—	57,850
Other investments	—	16,316	—	16,316
Total available-for-sale securities	—	101,138	47	101,185
Total	$—	$101,138	$257	$101,395

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and certain mortgage-backed securities. Level 3 assets accounted for 0.04% of the Company’s total assets at June 30, 2015 and March 31, 2015.

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

In the three month period ended June 30, 2015, there were no transfers of investments between the Level 1 and Level 2 categories.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2015 and 2014:

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2015	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2015
Securities Available-for-Sale	$47	$—	$(1)	$—	$46	$—

Mortgage servicing rights	210	(6)	—	—	204	(6)

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2014	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2014
Securities Available-for-Sale	$49	$—	$(1)	$—	$48	$—

Mortgage servicing rights	265	(15)	—	—	250	(15)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2015 and March 31, 2015, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2015, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,576	$—	$2,576
Impaired loans with a specific reserve allocated	$—	$—	$3,226	$3,226
Other real estate owned	$—	$3,723	$—	$3,723

	Fair Value Measurements at March 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,576	$—	$2,576
Impaired loans with a specific reserve allocated	$—	$—	$6,519	$6,519
Other real estate owned	$—	$4,341	$—	$4,341

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended June 30, 2015 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2015 and March 31, 2015 are as follows:

	June 30, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$45,830	$45,830	$45,830	$—	$—
Restricted cash	6,368	6,368	—	6,368	—
Securities available-for-sale	86,972	86,972	—	86,926	46
FHLB Stock	2,433	2,433	—	2,433	—
Securities held-to-maturity	16,596	16,669	—	16,669	—
Loans receivable	487,783	494,019	—	—	494,019
Loans held-for-sale	2,576	2,576	—	2,576	—
Accrued interest receivable	2,902	2,902	—	2,902	—
Mortgage servicing rights	204	204	—	—	204
Financial Liabilities:
Deposits	546,580	532,149	311,186	220,963	—
Advances from FHLB of New York	40,000	40,704	—	40,704	—
Other borrowed money	18,403	18,935	—	18,935	—

	March 31, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,992	$50,992	$50,992	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	101,185	101,185	—	101,138	47
FHLB Stock	3,519	3,519	—	3,519	—
Securities held-to-maturity	11,922	12,231	—	12,231	—
Loans receivable	478,716	485,458	—	—	485,458
Loans held-for-sale	2,576	2,576	—	2,576	—
Accrued interest receivable	2,781	2,781	—	2,781	—
Mortgage servicing rights	210	210	—	—	210
Financial Liabilities:
Deposits	527,761	511,160	309,897	201,263	—
Advances from FHLB of New York	65,000	65,827	—	65,827	—
Other borrowed money	18,403	18,931	—	18,931	—

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

FHLB-NY Stock

Ownership in equity securities of the FHLB-NY is restricted and there is no established market for resale. The carrying amount is at cost, which is the estimated fair value, and is classified as Level 2.

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

FHLB-NY Advances and Other Borrowed Money

The fair values of advances from the FHLB-NY and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities and are classified as Level 2.

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of June 30, 2015 and March 31, 2015. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in-substance repossession or foreclosure occurs, and require disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods, and interim periods within annual periods beginning after December 15, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated statement of financial condition or results of operations. At June 30, 2015, Carver had 11 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $1.9 million.

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

Overview

Carver Bancorp, Inc. is the holding company for Carver Federal Savings Bank, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its ten branches and four stand-alone 24/7 ATM centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. As of December 2012, approximately 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $670.8 million in assets and 128 employees as of June 30, 2015.

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

New Markets Tax Credit Award

The New Markets Tax Credit ("NMTC") award is used to stimulate economic development in low- to moderate-income communities.  The NMTC award enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income.

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. CCDC provides funding to the underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2015, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	$13,400
CDE 1-9, CDE 11-12	—	40,000	9,467	—	9,467	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,576	10,576	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,064	10,064	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,707	20,707	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,932	10,932	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,196	12,196	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,248	12,248	—	1	—	4,875	4,876
Total	$5,850	$149,000	$9,467	$103,405	$112,872	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed above.
(2) Entity dissolved May 2015.

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2015 included in its 2015 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, and assessment of the recoverability of the deferred tax asset involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2015 Form 10-K.

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

The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool. The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s loss emergence period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. The Bank generally considers coverage of one year’s losses an appropriate benchmark for most pools of loans because the probable loss on any given pool should ordinarily become apparent in that time frame. While in some instances, the Bank may be able to demonstrate a reliance on an LEP less than 12 months coverage, based upon adequate management information systems and effective methodologies for estimating losses, management has decided to put a floor of one year on all LEP . In some segments such as in its Commercial Real Estate, Multifamily and Business the Bank demonstrates an LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

The Bank may choose the appropriate ASC Subtopic 310-10 measurement on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan.  Guidance requires impairment of a collateral dependent loan to be measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2015, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended June 30, 2015. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2015.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $25.0 million, or 30.0%, to $58.4 million at June 30, 2015, compared to $83.4 million at March 31, 2015 as growth in deposits replaced maturing short-term borrowings. At June 30, 2015, $40.0 million of the Bank's borrowings with a weighted average rate of 1.1% was scheduled to mature over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At June 30, 2015, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $49.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2015 and March 31, 2015, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $45.8 million and $51.0 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2015, total cash and cash equivalents decreased $5.2 million to $45.8 million at June 30, 2015, compared to $51.0 million at March 31, 2015, reflecting cash used in financing activities of $6.2 million, cash provided by investing activities of $238 thousand, and cash provided by operating activities of $782 thousand.

Net cash used in financing activities of $6.2 million resulted from a net decrease in FHLB-NY advances and other borrowings of $25.0 million, offset by an increase in deposits of $18.8 million. Net cash provided by investing activities of $238 thousand was primarily attributed to investment calls and maturities of $13.3 million and loan principal repayments of $20.7 million, offset by securities purchases of $5.1 million and loan originations and purchases of $30.7 million. Net cash provided by operating activities totaled $782 thousand during the quarter.

The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.

The table below presents the capital position of the Bank at June 30, 2015 (dollars in thousands):

	Tier 1 Leverage		Common Tier 1		Tier 1 Risk-Based Capital		Total Risk-Based Capital
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Regulatory capital	$67,645	10.41%	$67,645	14.78%	$67,645	14.78%	$74,774	16.34%
Minimum capital requirement	26,000	4.00%	20,482	4.50%	27,309	6.00%	36,412	8.00%
Excess	41,645	6.41%	47,163	10.28%	40,336	8.78%	38,362	8.34%

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

At June 30, 2015, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.41%, Common Tier 1 capital ratio of 14.78%, Tier 1 risk-based capital ratio of 14.78%, and a total risk-based capital ratio of 16.34%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  There were no repurchases during the first three months of fiscal 2016. At June 30, 2015, the Bank continues to service 149 loans with a principal balance of $27.1 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2015 (1)	$2,045
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	(7)
Open claims as of June 30, 2015 (1)	$2,038
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $412 thousand as of June 30, 2015.

The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2015:

$ in thousands	June 30, 2015
Representation and warranty repurchase reserve, March 31, 2015 (1)	$406
Net provision for repurchase losses (2)	6
Net realized losses (2)	—
Representation and warranty repurchase reserve, end of period (1)	$412
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2015 and March 31, 2015

Assets

At June 30, 2015, total assets were $670.8 million, reflecting a decrease of $5.6 million, or 0.8%, from total assets of $676.4 million at March 31, 2015. This change was primarily driven by decreases of $9.5 million in the investment portfolio and $5.2 million in cash and cash equivalents, partially offset by an increase of $9.1 million in the loan portfolio net of the allowance for loan losses.

Total investment securities decreased $9.5 million, or 8.4%, to $103.6 million at June 30, 2015, compared to $113.1 million at March 31, 2015. Held-to-maturity investments increased $4.7 million as the Bank redeployed excess cash by purchasing securities, while available-for-sale investments decreased $14.2 million due to calls and maturities during the quarter.

Net loans receivable increased $8.7 million, or 1.8%, to $491.9 million at June 30, 2015, compared to $483.2 million at March 31, 2015 following growth in mortgage and business loans from loan purchases and originations.

HFS loans remained unchanged at $2.6 million at June 30, 2015.

Liabilities and Equity

Total liabilities decreased $4.9 million, or 0.8%, to $616.5 million at June 30, 2015, compared to $621.4 million at March 31, 2015 following the maturity and repayment of short-term borrowings, partially offset by increased deposits.

Deposits increased $18.8 million, or 3.6%, to $546.6 million at June 30, 2015, compared to $527.8 million at March 31, 2015 due to an increase in certificates of deposits and money market accounts.

Advances from the Federal Home Loan Bank of New York (“FHLB-NY”) and other borrowed money decreased $25.0 million, or 30.0%, to $58.4 million at June 30, 2015, compared to $83.4 million at March 31, 2015, as new deposits replaced maturing short-term borrowings.

Total equity decreased $691 thousand, or 1.3%, to $54.3 million at June 30, 2015, compared to $55.0 million at March 31, 2015. The decrease was primarily driven by an $868 thousand increase in unrealized losses on investments, partially offset by net income earned for the quarter.

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
The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Form 10-K for the year ended March 31, 2015.
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2015:

$ in thousands
Commitments to fund mortgage loans	$24,088
Commitments to fund commercial and consumer loans	3,110
Lines of credit	7,748
Letters of credit	234
Total	$35,180

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Overview

The Company reported net income attributable to Carver of $178 thousand for the three months ended June 30, 2015, compared to net income attributable to Carver of $173 thousand for the prior year quarter. Earnings per share for the quarter ended June 30, 2015 remained at $0.05 compared to the prior year period. This change is attributed to lower non-interest expense and higher net interest income, offset by an increase in the provision for loan losses for the current quarter.

The following table reflects selected operating ratios for the three months ended June 30, 2015 and 2014 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2015		2014
Return on average assets (1)	0.10%		0.11%
Return on average stockholders' equity (2) (8)	1.30%		1.30%
Return on average stockholders' equity, excluding AOCI (2) (8)	1.27%		1.23%
Net interest margin (3)	3.14%		3.11%
Interest rate spread (4)	3.03%		2.98%
Efficiency ratio (5) (8)	95.14%		109.63%
Operating expenses to average assets (6)	3.55%		4.20%
Average stockholders' equity to average assets (7) (8)	8.04%		8.52%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.26%		9.07%
Average interest-earning assets to average interest-bearing liabilities	1.17	x	1.21	x

(1)Net income, annualized, divided by average total assets.
(2)Net income, annualized, divided by average total stockholders' equity.
(3)Net interest income, annualized, divided by average interest-earning assets.
(4)Combined weighted average interest rate earned less combined weighted average interest rate cost.
(5)Operating expense divided by sum of net interest income and non-interest income.
(6)Non-interest expense, annualized, divided by average total assets.
(7)Total average stockholders' equity divided by total average assets for the period.
(8)See Non-GAAP Financial Measures disclosure for comparable GAAP measures.

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

	Three Months Ended June 30,
$ in thousands	2015	2014
Average Stockholders' Equity
Average Stockholders' Equity	$54,732	$53,043
Average AOCI	(1,468)	(3,436)
Average Stockholders' Equity, excluding AOCI	$56,200	$56,479

Return on Average Stockholders' Equity	1.30%	1.30%
Return on Average Stockholders' Equity, excluding AOCI	1.27%	1.23%

Average Stockholders' Equity to Average Assets	8.04%	8.52%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.26%	9.07%

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

Net interest income increased $384 thousand, or 8.1%, to $5.2 million for the three months ended June 30, 2015, compared to $4.8 million for the prior year quarter.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2015 and 2014. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended June 30,
	2015			2014
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$487,534	$5,642	4.63%	$397,811	$5,162	5.19%
Mortgage-backed securities	38,308	191	1.99%	36,857	206	2.24%
Investment securities	55,466	255	1.84%	52,953	247	1.87%
Restricted cash deposit	6,354	—	0.03%	6,354	—	0.03%
Equity securities (2)	2,859	27	3.79%	1,917	24	5.02%
Other investments and federal funds sold	65,470	93	0.57%	116,276	119	0.41%
Total interest-earning assets	655,991	6,208	3.79%	612,168	5,758	3.76%
Non-interest-earning assets	24,559			10,600
Total assets	$680,550			$622,768

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$31,538	$13	0.17%	$23,837	$10	0.17%
Savings and clubs	95,429	63	0.26%	97,992	64	0.26%
Money market	150,824	186	0.49%	133,237	157	0.47%
Certificates of deposit	217,267	504	0.93%	205,133	482	0.94%
Mortgagors deposits	2,597	10	1.54%	2,277	9	1.59%
Total deposits	497,655	776	0.63%	462,476	722	0.63%
Borrowed money	62,853	282	1.80%	43,612	270	2.48%
Total interest-bearing liabilities	560,508	1,058	0.76%	506,088	992	0.79%
Non-interest-bearing liabilities
Demand	51,692			55,299
Other liabilities	13,618			8,707
Total liabilities	625,818			570,094
Non-controlling interest	—			(369)
Stockholders' equity	54,732			53,043
Total liabilities and equity	$680,550			$622,768
Net interest income		$5,150			$4,766

Average interest rate spread			3.03%			2.98%

Net interest margin			3.14%			3.11%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income increased $450 thousand, or 7.8%, to $6.2 million for the three months ended June 30, 2015, compared to $5.8 million for the prior year quarter, driven by a $90 million, or 22.6%, increase in the Bank's average loan balances, offset by a decrease in average yield of 56 basis points to 4.63% for the three months ended June 30, 2015 compared to 5.19% for the three months ended June 30, 2014. Interest income on other investments decreased by $26 thousand due to a $50.8 million decrease in the average balance, offset by a 16 basis point increase in the average yield.

Interest Expense

Interest expense increased $66 thousand, or 6.7%, to $1.1 million for the three months ended June 30, 2015, compared to $992 thousand for the prior year quarter. The increase is primarily due to a $54 thousand, or 7.5%, increase in interest expense on deposits as the Bank's average balance of interest-bearing deposits increased by $35.2 million.

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

The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2015 and 2014 and the fiscal year-end March 31, 2015:

$ in thousands	Three Months Ended June 30, 2015	Fiscal Year Ended March 31, 2015	Three Months Ended June 30, 2014
Beginning Balance	$4,477	$7,233	$7,233
Less: Charge-offs	581	1,286	83
Add: Recoveries	94	1,540	697
Provision for (Recovery of) Loan Losses	117	(3,010)	(781)
Ending Balance	$4,107	$4,477	$7,066

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.10%	(0.06)%	(0.15)%
Allowance to total loans	0.83%	0.93%	1.81%
Allowance to non-performing loans	47.93%	53.33%	86.98%

To reflect growth in the Bank's loan portfolio, the Company recorded a $117 thousand provision for loan losses for the three months ended June 30, 2015, compared to a $781 thousand recovery of loan losses for the prior year quarter. The prior year period also included net recoveries of previously charged-off loans. Net charge-offs of $487 thousand were recognized for the three months ended June 30, 2015, compared to net recoveries of $614 thousand for the prior year quarter.

At June 30, 2015, nonaccrual loans totaled $8.6 million, or 1.3% of total assets compared to $8.4 million or 1.2% of total assets at March 31, 2015. The ALLL was $4.1 million at June 30, 2015, which represents a ratio of the ALLL to nonaccrual loans of 47.9% compared to $4.5 million at March 31, 2015 which represents a ratio of 53.3%. Reflecting a 2.9% drop in our non-performing assets during the first quarter, the ratio of the ALLL to total loans was 0.8% at June 30, 2015, compared to 0.9% at March 31, 2015.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2015, loans classified as TDR totaled $8.3 million, of which $5.2 million were classified as performing. At March 31, 2015, loans classified as TDR totaled $8.2 million, of which $4.6 million were classified as performing.

At June 30, 2015, non-performing assets totaled $14.9 million, or 2.2% of total assets compared to $15.3 million, or 2.3% of total assets at March 31, 2015.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

Non Performing Assets

$ in thousands	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,654	$3,664	$3,089	$2,636	$2,651
Multifamily	1,247	1,053	1,053	1,054	671
Commercial real estate	1,784	2,817	2,850	2,991	3,979
Business	1,883	861	1,550	1,395	818
Consumer	—	—	7	10	5
Total nonaccrual loans	8,568	8,395	8,549	8,086	8,124
Other non-performing assets (2):
Real estate owned	3,723	4,341	3,934	4,122	4,124
Loans held-for-sale	2,576	2,576	2,606	2,606	2,611
Total other non-performing assets	6,299	6,917	6,540	6,728	6,735
Total non-performing assets (3)	$14,867	$15,312	$15,089	$14,814	$14,859

Accruing loans contractually past maturity > 90 days (4)	—	—	6	4,972	—

Non-performing loans to total loans	1.74%	1.74%	1.96%	1.97%	2.08%
Non-performing assets to total assets	2.22%	2.26%	2.34%	2.30%	2.31%
Allowance to total loans	0.83%	0.93%	1.35%	1.61%	1.81%
Allowance to non-performing loans	47.93%	53.35%	68.78%	81.59%	86.98%
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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2015, there were $5.2 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less). At June 30, 2015, the Bank had $9.4 million in subprime loans, or 1.9% of its total loan portfolio, of which $936 thousand are non-performing loans.

Non-Interest Income

Non-interest income remained relatively unchanged at $1.2 million for the three months ended June 30, 2015, decreasing $10 thousand, or 0.8%, compared to the prior year quarter. Lower depository fees were partially offset by other non-interest income during the quarter.

Non-Interest Expense

Non-interest expense decreased $509 thousand, or 7.8%, to $6.0 million for the three months ended June 30, 2015, compared to $6.5 million for the prior year quarter. Two factors drove this decrease: federal deposit insurance premiums dropped after the Office of the Comptroller of the Currency lifted its regulatory orders on the Bank in November 2014, and the Bank had lower expenses associated with delinquent loans and loan workout in addition to lower other non-interest expense.

Income Tax Expense

Income tax expense was $13 thousand for the three months ended June 30, 2015, compared to $16 thousand for the prior year quarter.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2015, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 filed June 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015. The material weaknesses in internal control over financial reporting related to the risk assessment process and controls in the credit risk management function, and controls over the accounting and disclosure for the allowance for loan losses and related accounts.

(b) Remediation Plan

With the oversight of senior management and the finance and audit committee, we are currently developing and implementing improved process activities and controls, documented procedures and training related to the preparation and handling of the allowance for loan losses.

Our initial estimate is that our remediation plan will be implemented by September 30, 2015. With the addition of a new Chief Credit Officer working in conjunction with the Accounting and Finance Department, additional controls and procedures are being designed in response to this matter and have begun to be put into operation during the quarter ended June 30, 2015. However, the full implementation of these controls is not expected until September 30, 2015.

In addition, the effectiveness of new or revised processes and procedures cannot be evaluated until we have operated under such processes and procedures for at least one full fiscal reporting period. We expect to conduct a complete evaluation of the effectiveness of our remediation plan as of the fiscal year ending March 31, 2016.

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

The Company does not believe its risks have materially changed from those included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2015.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended June 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
4.4	Exchange Agreement, dated June 29, 2011, by and between the Company and the United States Department of the Treasury (4)
10.1	Employment Agreement by and between Michael T. Pugh and Carver Federal Savings Bank, dated January 1, 2015 (5)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2015 (unaudited) and March 31, 2015; (ii) Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2015 and 2014 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2015 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.
(5)	Incorporated herein by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	August 11, 2015	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2015	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)