Form 10-Q
period 2015-09-30
CARVER BANCORP INC
filed 2015-11-10
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2015
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015	March 31, 2015
$ in thousands except per share data	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$56,919	$44,864
Money market investments	753	6,128
Total cash and cash equivalents	57,672	50,992
Restricted cash	154	6,354
Investment securities:
Available-for-sale, at fair value	75,760	101,185
Held-to-maturity, at amortized cost (fair value of $16,311 and $12,231 at September 30, 2015 and March 31, 2015, respectively)	16,087	11,922
Total investment securities	91,847	113,107

Loans held-for-sale (“HFS”)	2,586	2,576

Loans receivable:
Real estate mortgage loans	485,916	412,204
Commercial business loans	76,766	70,555
Consumer loans	89	434
Loans, net	562,771	483,193
Allowance for loan losses	(4,572)	(4,477)
Total loans receivable, net	558,199	478,716
Premises and equipment, net	6,882	7,075
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,558	3,519
Accrued interest receivable	3,516	2,781
Other assets	12,322	11,266
Total assets	$736,736	$676,386

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$92,174	$95,009
Non-interest bearing checking	56,854	50,731
Interest-bearing checking	31,898	30,860
Money market	163,832	148,702
Certificates of deposit	239,258	200,123
Mortgagors deposits	2,278	2,336
Total deposits	586,294	527,761
Advances from the FHLB-NY and other borrowed money	83,403	83,403
Other liabilities	11,819	10,243
Total liabilities	681,516	621,407

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding at September 30, 2015 and March 31, 2015, respectively)	61	61
Additional paid-in capital	55,470	55,468
Accumulated deficit	(44,194)	(44,206)
Treasury stock, at cost (1,944 shares at September 30, 2015 and March 31, 2015)	(417)	(417)
Accumulated other comprehensive loss	(818)	(1,045)
Total equity	55,220	54,979
Total liabilities and equity	$736,736	$676,386

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2015	2014	2015	2014
Interest income:
Loans	$6,174	$5,000	$11,816	$10,162
Mortgage-backed securities	197	192	388	398
Investment securities	341	329	682	653
Money market investments	18	69	53	135
Total interest income	6,730	5,590	12,939	11,348

Interest expense:
Deposits	781	719	1,557	1,441
Advances and other borrowed money	312	273	594	543
Total interest expense	1,093	992	2,151	1,984

Net interest income	5,637	4,598	10,788	9,364
Provision for (recovery) loan losses	643	(713)	761	(1,494)
Net interest income after provision for loan losses	4,994	5,311	10,027	10,858

Non-interest income:
Depository fees and charges	809	924	1,477	1,820
Loan fees and service charges	170	118	342	213
Gain on sale of securities	1	—	1	4
Gain (loss) on sale of loans, net	—	(2)	—	(2)
Gain on real estate owned	—	—	18	4
Lower of cost or market adjustment on loans held-for-sale	—	1	—	1
Other	151	521	486	725
Total non-interest income	1,131	1,562	2,324	2,765

Non-interest expense:
Employee compensation and benefits	2,729	2,999	5,510	5,787
Net occupancy expense	1,125	959	2,121	1,844
Equipment, net	164	252	326	427
Data processing	232	43	581	320
Consulting fees	145	309	313	398
Federal deposit insurance premiums	133	115	255	353
Other	1,683	2,076	3,140	4,170
Total non-interest expense	6,211	6,753	12,246	13,299

(Loss) income before income taxes	(86)	120	105	324
Income tax expense	79	57	93	73
Consolidated net (loss) income	(165)	63	12	251
Less: Net loss attributable to non-controlling interest	—	(147)	—	(130)
Net (loss) income attributable to Carver Bancorp, Inc.	$(165)	$210	$12	$381

Earnings (loss) per common share:
Basic	$(0.04)	$0.06	$—	$0.10
Diluted	(0.04)	0.06	—	0.10

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2015	2014	2015	2014
Net (loss) income attributable to Carver Bancorp, Inc.	$(165)	$210	$12	$381

Other comprehensive income, net of tax:
Change in unrealized loss of securities available-for-sale	1,096	150	228	1,713
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	1	—	1	4
Total other comprehensive income, net of tax	1,095	150	227	1,709

Total comprehensive income, net of tax attributable to Carver Bancorp, Inc.	$930	$360	$239	$2,090

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended September 30, 2015
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2015	$45,118	$61	$55,468	$(44,206)	$(417)	$(1,045)	$54,979
Net income attributable to Carver Bancorp, Inc.	—	—	—	12	—	—	12
Other comprehensive income, net of taxes	—	—	—	—	—	227	227
Stock based compensation expense	—	—	2	—	—	—	2
Balance — September 30, 2015	$45,118	$61	$55,470	$(44,194)	$(417)	$(818)	$55,220

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
($ in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before attribution to noncontrolling interest	12	251
Net loss attributable to noncontrolling interest, net of taxes	—	(130)
Net income attributable to Carver Bancorp, Inc.	12	381

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	761	(1,494)
Stock based compensation expense	2	2
Depreciation and amortization expense	498	531
Gain on real estate owned	(18)	(4)
Gain on sale of securities, net	(1)	(4)
Gain on sale of loans, net	—	2
Amortization and accretion of loan premiums and discounts and deferred charges	(1,664)	(678)
Amortization and accretion of premiums and discounts — securities	24	140
Market adjustment on held-for-sale loans	—	(1)
Proceeds from sale of loans held-for-sale	730	—
Increase in accrued interest receivable	(735)	(622)
(Increase) decrease in other assets	649	3,457
Increase (decrease) in other liabilities	2,007	(1,300)
Net cash provided by operating activities	2,265	410
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(10,534)
Purchases of securities: Held-to-maturity	(5,117)	—
Proceeds from principal payments, maturities, calls and sales of investments: Available-for-sale	25,554	6,867
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	1,028	362
Originations of loans held-for-investment	(53,986)	(26,024)
Loans purchased from third parties	(63,978)	(24,355)
Principal collections on loans	35,890	29,722
Decrease in restricted cash	6,200	—
Redemption of FHLB-NY stock	(39)	527
Purchases of premises and equipment	(305)	(222)
Proceeds from sale of real estate owned	636	—
Net cash used in investing activities	(54,117)	(23,657)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	58,532	11,044
Net decrease in FHLB-NY advances and other borrowings	—	(8,000)
Net cash provided by (used in) financing activities	58,532	3,044
Net increase (decrease) in cash and cash equivalents	6,680	(20,203)
Cash and cash equivalents at beginning of period	50,992	122,554
Cash and cash equivalents at end of period	$57,672	$102,351

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$—	$2,434

Cash paid for:
Interest	$1,927	$1,727
Income taxes	$86	$88
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

On February 7, 2011, Carver Federal Savings Bank and Carver Bancorp, Inc. consented to enter into Cease and Desist Orders (the “Bank Order” and the "Company Order," respectively, and together the "Orders") with the Office of Thrift Supervision (“OTS”). The OTS issued these Orders based upon its findings that the Company was operating with an inadequate level of capital for the volume, type and quality of assets held by the Company, that it was operating with an excessive level of adversely classified assets, and earnings inadequate to augment its capital. Effective July 21, 2011, supervisory authority for the Company Order passed to the Board of Governors of the Federal Reserve System (the "Federal Reserve") and supervisory authority for the Bank Order passed to the Office of the Comptroller of the Currency (“OCC”). On November 3, 2014, the OCC notified the Bank that the OCC had determined that the Bank had satisfied all of the requirements of the Bank Order and directed that the Bank Order be terminated. In addition, the OCC notified the Bank that the OCC had determined that the Bank was no longer in “troubled condition” and was relieved of all prior conditions imposed on the Bank by the OTS as a result of its troubled condition designation. On September 24, 2015, the Federal Reserve notified the Company that the Company Order had been terminated and that the Company was no longer in "troubled condition."

On October 23, 2015, the Board of Directors of the Company adopted resolutions requiring, among other things, written approval from the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. The consolidated balance sheet at September 30, 2015 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2015. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2015	2014	2015	2014
Earnings per common share
Net (loss) income available to common shareholders of Carver Bancorp, Inc.	$(165)	$210	12	381
Weighted average common shares outstanding	3,696,420	3,696,370	3,696,420	3,696,297
Basic earnings per common share	$(0.04)	$0.06	$—	$0.10
Diluted earnings per common share	(0.04)	0.06	—	0.10

NOTE 4. COMMON STOCK DIVIDENDS

On October 23, 2015, the Board of Directors of the Company adopted resolutions requiring, among other things, written approval from the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock.

Debenture interest payments which had previously been deferred in March 2011 and June 2011 on the Carver Statutory Trust I trust preferred securities (“TruPS”) were brought current in September 2011. The Company is prohibited from making future payments without prior approval. The expense continues to be accrued and the payments remain on deferral status. The Company has requested approval from the Federal Reserve to reinstate the debenture interest payment. This request remains pending.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the six months ended September 30, 2015 and 2014:

		Other
Six months ended September 30, 2015	At	Comprehensive	At
$ in thousands	March 31, 2015	Income, net of tax	September 30, 2015
Net unrealized loss on securities available-for-sale	$(1,045)	$227	$(818)
Accumulated other comprehensive loss, net of tax	$(1,045)	$227	$(818)

		Other
Six months ended September 30, 2014	At	Comprehensive	At
$ in thousands	March 31, 2014	Income, net of tax	September 30, 2014
Net unrealized loss on securities available-for-sale	$(4,768)	$1,709	$(3,059)
Accumulated other comprehensive loss, net of tax	$(4,768)	$1,709	$(3,059)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2015	2014	2015	2014
Reclassification adjustment for sales of available-for-sale securities, net of tax	1	—	1	4	Gain on sale of securities
Total reclassifications for the period	$1	$—	$1	$4

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2015, $75.8 million, or 82.5%, of the Bank’s total securities were classified as available-for-sale, and the remaining $16.1 million, or 17.5%, were classified as held-to-maturity. The Bank had no securities classified as trading at September 30, 2015 and March 31, 2015.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2015:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,169	$18	$(5)	$5,182
Federal Home Loan Mortgage Corporation	8,398	—	(127)	8,271
Federal National Mortgage Association	8,449	—	(77)	8,372
Other	46	—	—	46
Total mortgage-backed securities	22,062	18	(209)	21,871
U.S. Government Agency Securities	43,533	25	(418)	43,140
Other investments	10,983	—	(234)	10,749
Total available-for-sale	76,578	43	(861)	75,760
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	2,657	167	—	2,824
Federal National Mortgage Association and Other	12,430	84	(27)	12,487
Total held-to-maturity mortgage-backed securities	15,087	251	(27)	15,311
Corporate Bonds	1,000	—	—	1,000
Total held-to maturity	16,087	251	(27)	16,311
Total securities	$92,665	$294	$(888)	$92,071
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2015:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,575	$9	$(57)	$5,527
Federal Home Loan Mortgage Corporation	10,705	10	(127)	10,588
Federal National Mortgage Association	10,925	35	(103)	10,857
Other	47	—	—	47
Total mortgage-backed securities	27,252	54	(287)	27,019
U.S. Government Agency Securities	58,464	48	(662)	57,850
Other investments	16,514	—	(198)	16,316
Total available-for-sale	102,230	102	(1,147)	101,185
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,100	232	—	3,332
Federal National Mortgage Association and Other	8,822	77	—	8,899
Total held-to-maturity mortgage-backed securities	11,922	309	—	12,231
Other	—	—	—	—
Total held-to-maturity	11,922	309	—	12,231
Total securities	$114,152	$411	$(1,147)	$113,416
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2015 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(209)	$17,836	$(209)	$17,836
U.S. Government Agency Securities	(3)	4,997	(415)	26,117	(418)	31,114
Other investments (1)	—	—	(234)	9,766	(234)	9,766
Total available-for-sale securities	(3)	4,997	(858)	53,719	(861)	58,716

Held-to-Maturity:
Mortgage-backed securities	(27)	2,901	—	—	(27)	2,901
Total held-to-maturity securities	(27)	2,901	—	—	(27)	2,901
Total securities	$(30)	$7,898	$(858)	$53,719	$(888)	$61,617
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
(1) CRA fund comprised of over 95% agency securities.

A total of 21 securities had an unrealized loss at September 30, 2015 compared to 23 at March 31, 2015. U.S. Government Agency securities and mortgage-backed securities, represented 53.0% and 30.4%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2015. There were ten U.S. Government Agency securities and seven mortgage-backed securities in an unrealized loss position that had an unrealized loss for more than 12 months at September 30, 2015. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At September 30, 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at September 30, 2015, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	9,983	9,965	1.44%
Five through ten years	19,183	18,891	1.99%
After ten years	47,412	46,904	1.56%
Total	$76,578	$75,760	1.65%

Held-to-maturity:
Five through ten years	$7,076	$7,188	3.00%
After ten years	9,011	9,123	2.51%
Total	$16,087	$16,311	2.72%

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

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at September 30, 2015 and March 31, 2015:

	September 30, 2015		March 31, 2015
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$127,572	23%	$125,020	26%
Multifamily	108,340	19%	93,780	19%
Commercial real estate	242,156	43%	186,443	39%
Construction	5,099	1%	5,107	1%
Business (1)	76,896	14%	70,679	15%
Consumer (2)	89	—%	434	—%
Total loans receivable	$560,152	100%	$481,463	100%

Add:
Premium on loans	3,102		2,233
Less:
Deferred fees and loan discounts,net	(483)		(503)
Allowance for loan losses	(4,572)		(4,477)
Total loans receivable, net	$558,199		$478,716

Loans HFS	$2,586		$2,576
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2015 and 2014, and the fiscal year ended March 31, 2015.

Three months ended September 30, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,659	$525	$1,032	99	$791	$1	$4,107
Charge-offs	13	3	—	—	8	259	283
Recoveries	1	—	3	—	95	6	105
Provision for (Recovery of) Loan Losses	(52)	51	401	—	(35)	278	643
Ending Balance	$1,595	$573	$1,436	$99	$843	$26	$4,572

Six months ended September 30, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,989	$534	$1,029	99	$813	$13	$4,477
Charge-offs	243	241	—	—	120	260	864
Recoveries	1	—	3	—	188	6	198
Provision for (Recovery of) Loan Losses	(152)	280	404	—	(38)	267	761
Ending Balance	$1,595	$573	$1,436	$99	$843	$26	$4,572
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,498	573	1,436	99	743	26	4,375
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	97	—	—	—	100	—	197

Loan Receivables Ending Balance:	$128,855	$109,287	$242,707	$5,067	$76,766	$89	$562,771
Ending Balance: collectively evaluated for impairment	121,925	108,046	240,845	5,067	71,100	89	547,072
Ending Balance: individually evaluated for impairment	6,930	1,241	1,862	—	5,666	—	15,699

Fiscal year ended March 31, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	687	—	—	—	320	279	1,286
Recoveries	380	83	256	—	816	5	1,540
Provision for (Recovery of) Loan Losses	(1,081)	143	(1,062)	99	(1,388)	279	(3,010)
Ending Balance	$1,989	$534	$1,029	$99	$813	$13	$4,477
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,702	353	953	99	801	13	3,921
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	287	181	76	—	12	—	556

Loan Receivables Ending Balance:	$126,527	$94,706	$185,851	$5,076	$70,599	$434	483,193
Ending Balance: collectively evaluated for impairment	119,480	93,218	183,230	5,076	65,243	434	466,681
Ending Balance: individually evaluated for impairment	7,047	1,488	2,621	—	5,356	—	16,512

Three months ended September 30, 2014
	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,923	$336	$813	$201	$1,780	$13	$7,066
Charge-offs	—	—	—	—	—	—	—
Recoveries	25	74	53	—	90	2	244
Provision for (Recovery of) Loan Losses	(647)	(38)	288	13	(335)	6	(713)
Ending Balance	$3,301	$372	$1,154	$214	$1,535	$21	$6,597

Six months ended September 30, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	83	—	—	—	—	—	83
Recoveries	379	82	254	—	223	3	941
Provision for (Recovery of) Loan Losses	(372)	(18)	(935)	214	(393)	10	(1,494)
Ending Balance	$3,301	$372	$1,154	$214	$1,535	$21	$6,597
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,110	201	1,149	214	916	20	4,610
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	1,191	171	5	—	619	1	1,987

Loan Receivables Ending Balance:	$119,142	$54,098	$190,573	$5,075	$41,194	$353	$410,435
Ending Balance: collectively evaluated for impairment	112,350	52,606	186,324	5,075	36,721	343	393,419
Ending Balance: individually evaluated for impairment	6,792	1,492	4,249	—	4,473	10	17,016

The following is a summary of nonaccrual loans at September 30, 2015 and March 31, 2015.

$ in thousands	September 30, 2015	March 31, 2015
Gross loans receivable:
One-to-four family	$3,251	$3,664
Multifamily	1,241	1,053
Commercial real estate	—	2,817
Construction	—	—
Business	1,992	861
Consumer	—	—
Total nonaccrual loans	$6,484	$8,395

Nonaccrual loans decreased $1.9 million, or 22.8%, to $6.5 million at September 30, 2015 from $8.4 million at March 31, 2015.

Non-performing loans at September 30, 2015, were comprised of $4.9 million of loans 90 days or more past due and nonaccruing, $1.6 million of impaired loans and $1.0 million of loans classified as troubled debt restructurings which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

Non-performing loans at March 31, 2015, were comprised of $5.9 million of loans 90 days or more past due and non-accruing, and included $3.6 million of loans classified as troubled debt restructurings which had either not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

At September 30, 2015, other non-performing assets totaled $6.3 million which consisted of other real estate owned and held-for-sale loans. At September 30, 2015, other real estate owned valued at $3.7 million comprised of eight foreclosed properties, compared to $4.3 million comprised of ten properties at March 31, 2015. At September 30, 2015, held-for-sale loans totaled $2.6 million.

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

As of September 30, 2015, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$108,046	$233,495	$5,067	$68,557
Special Mention	—	2,197	—	1,551
Substandard	1,241	7,015	—	6,658
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$109,287	$242,707	$5,067	$76,766

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$125,506	$89
Non-Performing			3,349	—
Total			$128,855	$89

As of March 31, 2015, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,218	$181,340	$5,076	$62,419
Special Mention	—	1,890	—	1,065
Substandard	1,488	2,621	—	7,115
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$94,706	$185,851	$5,076	$70,599

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$122,689	$434
Non-Performing			3,838	—
Total			$126,527	$434

The following table presents an aging analysis of the recorded investment of past due financing receivable as of September 30, 2015 and March 31, 2015.

September 30, 2015
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$253	$319	$2,839	$3,411	$125,444	$128,855
Multifamily	—	425	816	1,241	108,046	109,287
Commercial real estate	—	3,460	—	3,460	239,247	242,707
Construction	—	—	—	—	5,067	5,067
Business	—	873	1,268	2,141	74,625	76,766
Consumer	—	3	—	3	86	89
Total	$253	$5,080	$4,923	$10,256	$552,515	$562,771

March 31, 2015
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$464	$—	$3,574	$4,038	$122,489	126,527
Multifamily	—	434	1,054	1,488	93,218	94,706
Commercial real estate	1,150	936	1,102	3,188	182,663	185,851
Construction	—	—	—	—	5,076	5,076
Business	—	—	123	123	70,476	70,599
Consumer	—	1	—	1	433	434
Total	$1,614	$1,371	$5,853	$8,838	$474,355	$483,193

The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2015 and March 31, 2015.

	At September 30, 2015			At March 31, 2015
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$5,273	$6,535	$—	$2,752	$3,007	—
Multifamily	1,241	1,580	—	237	237	—
Commercial real estate	1,862	2,030	—	1,880	1,880	—
Business	2,585	1,869	—	4,568	4,652	—
With an allowance recorded:
One-to-four family	1,657	1,657	97	4,295	4,541	286
Multifamily	—	—	—	1,251	1,349	181
Commercial real estate	—	—	—	741	741	76
Business	3,081	3,164	100	788	788	13
Total	$15,699	$16,835	$197	$16,512	$17,195	$556

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and six month period ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2015		2014		2015		2014
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$5,281	$2	$728	$2	$5,306	$5	$797	$9
Multifamily	609	6	157	—	1,325	6	128	—
Commercial real estate	1,866	—	3,311	53	1,867	—	3,776	114
Construction	—	—	—	—	—	—	—	—
Business	2,593	21	954	14	2,608	29	1,198	78
Consumer and other	—	—	—	—	—	—	—
With an allowance recorded:
One-to-four family	1,660	2	6,068	56	1,663	4	6,010	87
Multifamily	—	—	1,339	6	—	—	1,338	15
Commercial real estate	—	—	948	19	—	—	523	39
Business	3,098	—	3,537	23	3,141	—	—	78
Consumer and other	—	—	11	—	—	—	3,446	—
Total	$15,107	$31	$17,053	$173	$15,910	$44	$17,216	$420

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

The following table presents an analysis of those loan modifications that were classified as TDRs during the three and six month period ended September 30, 2015.

	Modifications to loans during the three month period ended September 30, 2015					Modifications to loans during the six month period ended September 30, 2015
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	1	96	96	2.63%	2.63%	1	$96	$96	2.63%	2.63%

The following table presents an analysis of those loan modifications that were classified as TDRs during the three and six month period ended September 30, 2014.

	Modifications to loans during the three month period ended September 30, 2014					Modifications to loans during the six month period ended September 30, 2014
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate
Commercial real estate	1	$873	$856	6.60%	6.60%	1	$873	$856	6.60%	6.60%

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2015 and 2014, there were no modified loans that subsequently defaulted within the last 12 months. For the three and six month period ended September 30, 2015, one loan of $96 thousand was modified. For the three and six month period ended September 30, 2014, one loan of $856 thousand was extended.

At September 30, 2015, there were 15 loans in the TDR portfolio totaling $6.5 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2015, there were 12 loans in the performing TDR portfolio totaling $4.6 million.

At September 30, 2015, the Bank had one Regulation O loan of $1.5 million to a director. This loan was made on the same terms as other loans and in accordance with underwriting procedures used for other loans, and does not involve more than the normal risk of repayment, and does not present other unfavorable terms. There were no loans to officers or directors of the Company at September 30, 2014.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2015 and March 31, 2015, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$205	205
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,182	—	5,182
Federal Home Loan Mortgage Corporation	—	8,271	—	8,271
Federal National Mortgage Association	—	8,372	—	8,372
Other		—	46	46
U.S. Government Agency Securities	—	43,140	—	43,140
Other investments	—	10,749	—	10,749
Total available-for-sale securities	—	75,714	46	75,760
Total	$—	$75,714	$251	$75,965

	Fair Value Measurements at March 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$210	210
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,527	—	5,527
Federal Home Loan Mortgage Corporation	—	10,588	—	10,588
Federal National Mortgage Association	—	10,857	—	10,857
Other	—	—	47	47
U.S. Government Agency securities	—	57,850	—	57,850
Other investments	—	16,316	—	16,316
Total available-for-sale securities	—	101,138	47	101,185
Total	$—	$101,138	$257	$101,395

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and certain mortgage-backed securities. Level 3 assets accounted for 0.03% of the Company’s total assets measured at fair value at September 30, 2015 and at March 31, 2015.

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

In the three and six month period ended September 30, 2015, there were not any transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2015 and 2014:

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2015	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2015
Securities Available-for-Sale	$47	$—	$(1)	$—	$46	$—

Mortgage servicing rights	210	(5)	—	—	205	(4)

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2014	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2014
Securities Available-for-Sale	$49	$—	$(1)	$—	$48	$—

Mortgage servicing rights	265	(26)	—	—	239	(25)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2015 and March 31, 2015, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2015, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,586	$—	$2,586
Impaired loans with a specific reserve allocated	$—	$—	$4,540	$4,540
Other real estate owned	$—	$3,723	$—	$3,723

	Fair Value Measurements at March 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,576	$—	$2,576
Impaired loans with a specific reserve allocated	$—	$—	$6,519	$6,519
Other real estate owned	$—	$4,341	$—	$4,341

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended September 30, 2015 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2015 and March 31, 2015 are as follows:

	September 30, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$57,672	$57,672	$57,672	$—	$—
Restricted cash	154	154	—	154	—
Securities available-for-sale	75,760	75,760	—	75,714	46
FHLB Stock	3,558	3,558	—	3,558	—
Securities held-to-maturity	16,087	16,311	—	16,311	—
Loans receivable	558,199	564,494	—	—	564,494
Loans held-for-sale	2,586	2,586	—	2,586	—
Accrued interest receivable	3,516	3,516	—	3,516	—
Mortgage servicing rights	205	205	—	—	205
Financial Liabilities:
Deposits	586,294	569,378	328,721	240,657	—
Advances from FHLB of New York	65,000	65,668	—	65,668	—
Other borrowed money	18,403	19,594	—	19,594	—

	March 31, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,992	$50,992	$50,992	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	101,185	101,185	—	101,138	47
FHLB Stock	3,519	3,519	—	3,519	—
Securities held-to-maturity	11,922	12,231	—	12,231	—
Loans receivable	478,716	485,458	—	—	485,458
Loans held-for-sale	2,576	2,576	—	2,576	—
Accrued interest receivable	2,781	2,781	—	2,781	—
Mortgage servicing rights	210	210	—	—	210
Financial Liabilities:
Deposits	527,761	511,160	309,897	201,263	—
Advances from FHLB of New York	65,000	65,827	—	65,827	—
Other borrowed money	18,403	18,931	—	18,931	—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of September 30, 2015 and March 31, 2015. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in-substance repossession or foreclosure occurs, and require disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods, and interim periods within annual periods beginning after December 15, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated statement of financial condition or results of operations. At September 30, 2015, Carver had 17 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $3.1 million.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  The amendments are intended to clarify consolidation guidance for legal entities such as limited partnerships and limited liability companies and simplify consolidation accounting by reducing the number of consolidation models.  ASU No. 2015-02 is effective for periods beginning after December 15, 2015.  The adoption of the standard is not expected to have a material impact on the Company’s consolidated statement of financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
the limitations imposed on the Company by board resolutions which require, among other things, written approval of the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock, and the effect on operations resulting from such limitations;

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

Carver Federal is the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. As of December 2012, approximately 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $736.7 million in assets and 125 employees as of September 30, 2015.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. CCDC provides funding to the underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of September 30, 2015, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	$13,400
CDE 1-9, CDE 11-12	—	40,000	5,106	—	5,106	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,095	10,095	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,703	20,703	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,931	10,931	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,174	12,174	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,226	12,226	—	1	—	4,875	4,876
Total	$5,850	$149,000	$5,106	$103,396	$108,502	$13,000	$408	$—	$50,310	$63,718
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

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool. The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s loss emergence period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. The Bank generally considers coverage of one year’s losses an appropriate benchmark for most pools of loans because the probable loss on any given pool should ordinarily become apparent in that time frame. While in some instances, the Bank may be able to demonstrate a reliance on an LEP less than 12 months coverage, based upon adequate management information systems and effective methodologies for estimating losses, management has decided to put a floor of one year on all LEP. In some segments such as in its Commercial Real Estate, Multifamily and Business the Bank demonstrates an LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2015, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended September 30, 2015. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2015.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings totaled $83.4 million at September 30, 2015. At September 30, 2015, $65.0 million of the Bank's borrowings with a weighted average rate of 0.82% was scheduled to mature over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At September 30, 2015, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $25.6 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2015 and March 31, 2015, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $57.7 million and $51.0 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2015, total cash and cash equivalents increased $6.7 million to $57.7 million at September 30, 2015, compared to $51.0 million at March 31, 2015, reflecting cash provided by financing activities of $58.5 million, cash provided by operating activities of $2.3 million, and cash used in investing activities of $54.1 million.

Net cash provided by financing activities of $58.5 million resulted from a net increase in deposits of $58.5 million. Net cash used in investing activities of $54.1 million was primarily attributed to loan originations and purchases of $118.0 million, offset by loan principal repayments of $35.9 million and investment calls and maturities of $25.6 million. Net cash provided by operating activities totaled $2.3 million during the quarter.

The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.

The table below presents the capital position of the Bank at September 30, 2015 (dollars in thousands):

	Tier 1 Leverage		Common Tier 1		Tier 1 Risk-Based Capital		Total Risk-Based Capital
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Regulatory capital	$67,714	10.35%	$67,714	13.42%	$67,714	13.42%	$75,308	14.92%
Minimum capital requirement	26,179	4.00%	22,708	4.50%	30,277	6.00%	40,370	8.00%
Excess	41,535	6.35%	45,006	8.92%	37,437	7.42%	34,938	6.92%

Bank Regulatory Matters

On February 7, 2011, the Bank and the Company consented to enter into the Bank Order and the Company Order with the OTS. The OTS issued these Orders based upon its findings that the Bank and the Company were operating with an inadequate level of capital for the volume, type and quality of assets held by the Bank and the Company, that they were operating with an excessive level of adversely classified assets, and that their earnings were inadequate to augment its capital. The Bank Order included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels. On November 3, 2014, the OCC notified the Bank that the OCC had determined that the Bank had satisfied all of the requirements of the Bank Order and directed that the Bank Order be terminated. In addition, the OCC notified the Bank that the OCC had determined that the Bank was no longer in “troubled condition” and was relieved of all prior conditions imposed on the Bank by the OTS as a result of its troubled condition designation. On September 24, 2015, the Federal Reserve notified the Company that the Company Order had been terminated and that the Company was no longer in troubled condition.

On October 23, 2015, the Board of Directors of the Company adopted resolutions requiring, among other things, written approval from the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock.

At September 30, 2015, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.35%, Common Tier 1 capital ratio of 13.42%, Tier 1 risk-based capital ratio of 13.42%, and a total risk-based capital ratio of 14.92%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  There were no repurchases during the first six months of fiscal 2016. At September 30, 2015, the Bank continues to service 143 loans with a principal balance of $26.2 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2015 (1)	$2,045
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	(14)
Open claims as of September 30, 2015 (1)	$2,031
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $458 thousand as of September 30, 2015.

The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2015:

$ in thousands	September 30, 2015
Representation and warranty repurchase reserve, March 31, 2015 (1)	$406
Net provision for repurchase losses (2)	52
Net realized losses (2)	—
Representation and warranty repurchase reserve, September 30, 2015(1)	$458
(1) Reported in our consolidated balance sheets as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2015 and March 31, 2015

Assets

At September 30, 2015, total assets were $736.7 million, reflecting an increase of $60.4 million, or 8.9%, from total assets of $676.4 million at March 31, 2015. This change was primarily driven by an increase of $79.5 million in the loan portfolio net of the allowance for loan losses, partially offset by a decrease of $21.3 million in the investment portfolio.

Restricted cash decreased $6.2 million, or 97.6%, to $154 thousand at September 30, 2015, compared to $6.4 million at March 31, 2015. The Federal Home Loan Bank released its restriction on the $6.2 million resulting largely from the release of the Cease and Desist Order and the Bank's improved position.

Total investment securities decreased $21.3 million, or 18.8%, to $91.8 million at September 30, 2015, compared to $113.1 million at March 31, 2015, as cash generated from calls and sales of securities was redeployed into higher yielding loans.

Net loans receivable increased $79.6 million, or 16.5%, to $562.8 million at September 30, 2015, compared to $483.2 million at March 31, 2015, following growth in mortgage and business loans from loan purchases and originations.

Loans held-for-sale ("HFS") increased $10 thousand to $2.6 million at September 30, 2015.

Liabilities and Equity

Total liabilities increased $60.1 million, or 9.7%, to $681.5 million at September 30, 2015, compared to $621.4 million at March 31, 2015, following growth in deposits.

Deposits increased $58.5 million, or 11.1%, to $586.3 million at September 30, 2015, compared to $527.8 million at March 31, 2015, due primarily to increases in certificates of deposits and money market accounts.

Advances from the Federal Home Loan Bank of New York and other borrowed money remained unchanged at $83.4 million at September 30, 2015.

Total equity increased $241 thousand, or 0.4%, to $55.2 million at September 30, 2015, compared to $55.0 million at March 31, 2015. The increase was primarily driven by a $227 thousand decrease in unrealized losses on investments and net income for the six month period.

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

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2015:

$ in thousands
Commitments to fund mortgage loans	$31,162
Commitments to fund commercial and consumer loans	3,700
Lines of credit	9,015
Letters of credit	234
Total	$44,111

Comparison of Operating Results for the Three and Six Months Ended September 30, 2015 and 2014

Overview

The Company reported a net loss of $165 thousand for the three months ended September 30, 2015, compared to net income of $210 thousand for the prior year quarter. For the six months ended September 30, 2015, the Company reported net income of $12 thousand, compared to net income of $381 thousand for the prior year period. In both periods, the change in our results was driven by provision for loan losses in the current periods compared to recoveries of loan losses in the prior year periods. In addition, lower non-interest income, partially offset by higher net interest income contributed to the results.

The following table reflects selected operating ratios for the three and six months ended September 30, 2015 and 2014 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2015		2014		2015		2014
Return on average assets (1)	(0.09)%		0.14%		—%		0.12%
Return on average stockholders' equity (2) (8)	(1.21)%		1.57%		0.04%		1.42%
Return on average stockholders' equity, excluding AOCI (2) (8)	(1.18)%		1.49%		0.04%		1.34%
Net interest margin (3)	3.37%		3.04%		3.26%		3.08%
Interest rate spread (4)	3.27%		2.93%		3.16%		2.95%
Efficiency ratio (5) (8)	91.77%		109.63%		93.40%		109.65%
Operating expenses to average assets (6)	3.55%		4.35%		3.55%		4.27%
Average stockholders' equity to average assets (7) (8)	7.80%		8.61%		7.92%		8.59%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.97%		9.09%		8.11%		9.11%
Average interest-earning assets to average interest-bearing liabilities	1.15	x	1.18	x	1.16	x	1.20	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2015	2014	2015	2014
Average Stockholders' Equity
Average Stockholders' Equity	$54,641	$53,529	$54,686	$53,478
Average AOCI	(1,209)	(2,985)	(1,338)	(3,209)
Average Stockholders' Equity, excluding AOCI	$55,850	$56,514	$56,024	$56,687

Return on Average Stockholders' Equity	(1.21)%	1.57%	0.04%	1.42%
Return on Average Stockholders' Equity, excluding AOCI	(1.18)%	1.49%	0.04%	1.34%

Average Stockholders' Equity to Average Assets	7.80%	8.61%	7.92%	8.59%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.97%	9.09%	8.11%	9.11%

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

Net interest income increased $1.0 million, or 22.6%, to $5.6 million for the quarter, compared to $4.6 million for the prior year quarter. Net interest income increased $1.4 million, or 15.2%, to $10.8 million for the six months ended September 30, 2015, compared to $9.4 million for the prior year period. Increases in each period were driven primarily by loan portfolio growth.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended September 30, 2015 and 2014. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended September 30,
	2015			2014
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$526,751	$6,174	4.69%	$393,167	$5,000	5.09%
Mortgage-backed securities	39,843	197	1.98%	36,006	192	2.13%
Investment securities	47,988	250	2.08%	52,976	252	1.90%
Restricted cash deposit	4,477	—	0.03%	6,354	1	0.03%
Equity securities (2)	3,349	34	4.03%	1,823	18	3.92%
Other investments and federal funds sold	46,844	75	0.64%	113,752	127	0.44%
Total interest-earning assets	669,252	6,730	4.02%	604,078	5,590	3.70%
Non-interest-earning assets	31,120			17,546
Total assets	$700,372			$621,624

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$32,312	$14	0.17%	$27,346	$11	0.16%
Savings and clubs	93,419	63	0.27%	96,844	65	0.27%
Money market	159,377	203	0.51%	141,376	175	0.49%
Certificates of deposit	213,918	501	0.93%	198,891	461	0.92%
Mortgagors deposits	1,929	—	—%	1,719	7	1.62%
Total deposits	500,955	781	0.62%	466,176	719	0.61%
Borrowed money	78,990	312	1.57%	43,610	273	2.48%
Total interest-bearing liabilities	579,945	1,093	0.75%	509,786	992	0.77%
Non-interest-bearing liabilities
Demand	51,243			51,667
Other liabilities	14,543			6,996
Total liabilities	645,731			568,449
Non-controlling interest	—			(354)
Stockholders' equity	54,641			53,529
Total liabilities and equity	$700,372			$621,624
Net interest income		$5,637			$4,598

Average interest rate spread			3.27%			2.93%

Net interest margin			3.37%			3.04%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2015			2014
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$507,249	$11,816	4.66%	$395,476	$10,162	5.14%
Mortgage-backed securities	39,080	388	1.99%	36,429	398	2.19%
Investment securities	51,706	505	1.95%	52,965	498	1.88%
Restricted cash deposit	5,411	1	0.03%	6,354	1	0.03%
Equity securities (2)	3,105	60	3.85%	1,870	42	4.48%
Other investments and federal funds sold	56,106	169	0.60%	115,007	247	0.43%
Total interest-earning assets	662,657	12,939	3.91%	608,101	11,348	3.73%
Non-interest-earning assets	27,858			14,108
Total assets	$690,515			$622,209

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$31,927	$27	0.17%	$25,601	$21	0.16%
Savings and clubs	94,418	126	0.27%	97,415	130	0.27%
Money market	155,124	389	0.50%	137,328	332	0.48%
Certificates of deposit	215,584	1,005	0.93%	201,995	942	0.93%
Mortgagors deposits	2,261	10	0.88%	1,997	16	1.60%
Total deposits	499,314	1,557	0.62%	464,336	1,441	0.62%
Borrowed money	70,966	594	1.67%	43,611	543	2.48%
Total interest-bearing liabilities	570,280	2,151	0.75%	507,947	1,984	0.78%
Non-interest-bearing liabilities
Demand	51,466			53,473
Other liabilities	14,083			7,672
Total liabilities	635,829			569,092
Non-controlling interest	—			(361)
Stockholders' equity	54,686			53,478
Total liabilities and equity	$690,515			$622,209
Net interest income		$10,788			$9,364

Average interest rate spread			3.16%			2.95%

Net interest margin			3.26%			3.08%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income increased $1.1 million, or 20.4%, to $6.7 million for the quarter, compared to $5.6 million for the prior year quarter, driven by a $133.6 million, or 34.0%, increase in the Bank's average loan balances. For the six months ended September 30, 2015, interest income increased $1.6 million, or 14.0%, to $12.9 million compared to $11.3 million for the prior year period, driven by a $111.8 million, or 28.3%, increase in the Bank's average loan balances.

Interest Expense

Interest expense increased $101 thousand, or 10.2%, to $1.1 million for the quarter, compared to $992 thousand for the prior year quarter. The increase is primarily due to a $62 thousand, or 8.6%, increase in interest expense on deposits as the Bank grew deposits. For the six months ended September 30, 2015, interest expense increased $167 thousand, or 8.4%, to $2.2 million, compared to $2.0 million for the prior year period as the Bank grew deposits.

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

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2015 and 2014 and the fiscal year-end March 31, 2015:

$ in thousands	Six Months Ended September 30, 2015	Fiscal Year Ended March 31, 2015	Six Months Ended September 30, 2014
Beginning Balance	$4,477	$7,233	$7,233
Less: Charge-offs	864	1,286	83
Add: Recoveries	198	1,540	941
Provision for (Recovery of) Loan Losses	761	(3,010)	(1,494)
Ending Balance	$4,572	$4,477	$6,597

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.13%	(0.06)%	(0.22)%
Allowance to total loans	0.81%	0.93%	1.61%
Allowance to non-performing loans	70.51%	53.33%	81.59%

To reflect the robust growth in the Bank's loan portfolio, the Company recorded a $643 thousand provision for loan losses for the second quarter, compared to a $713 thousand recovery of loan losses for the prior year quarter. Net chargeoffs of $178 thousand were recognized for the second quarter, compared to net recoveries of $244 thousand for the prior year quarter. For the six months ended September 30, 2015, the Company recorded a $761 thousand provision for loan losses, compared to a $1.5 million recovery of loan losses for the prior year period, due primarily to the robust loan growth during the period. Net chargeoffs of $666 thousand were recognized for the six months ended September 30, 2015, compared to net recoveries of $858 thousand in the prior year period.

At September 30, 2015, nonaccrual loans totaled $6.5 million, or 0.9% of total assets compared to $8.4 million or 1.2% of total assets at March 31, 2015. The ALLL was $4.6 million at September 30, 2015, which represents a ratio of the ALLL to nonaccrual loans of 70.5% compared to $4.5 million at March 31, 2015 which represents a ratio of 53.3%. Reflecting a 22.8% drop in our non-performing loans during the six month period, the ratio of the allowance for loan losses to total loans was 0.8% at September 30, 2015, compared to 0.9% at March 31, 2015.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2015, loans classified as TDR totaled $7.5 million, of which $6.5 million were classified as performing. At March 31, 2015, loans classified as TDR totaled $8.2 million, of which $4.6 million were classified as performing.

At September 30, 2015, non-performing assets totaled $12.8 million, or 1.7% of total assets compared to $15.3 million, or 2.3% of total assets at March 31, 2015.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,251	$3,654	$3,664	$3,089	$2,636
Multifamily	1,241	1,247	1,053	1,053	1,054
Commercial real estate	—	1,784	2,817	2,850	2,991
Business	1,992	1,883	861	1,550	1,395
Consumer	—	—	—	7	10
Total nonaccrual loans	6,484	8,568	8,395	8,549	8,086
Other non-performing assets (2):
Real estate owned	3,723	3,723	4,341	3,934	4,122
Loans held-for-sale	2,586	2,576	2,576	2,606	2,606
Total other non-performing assets	6,309	6,299	6,917	6,540	6,728
Total non-performing assets (3)	$12,793	$14,867	$15,312	$15,089	$14,814

Accruing loans contractually past maturity > 90 days (4)	—	—	—	6	4,972

Non-performing loans to total loans	1.15%	1.74%	1.74%	1.96%	1.97%
Non-performing assets to total assets	1.74%	2.22%	2.26%	2.34%	2.30%
Allowance to total loans	0.81%	0.83%	0.93%	1.35%	1.61%
Allowance to non-performing loans	70.51%	47.93%	53.33%	68.78%	81.59%
(1) Nonaccrual status denotes any loan where the delinquency exceeds 90 days past due and in the opinion of management, the collection of contractual interest and/or principal is doubtful. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan.

(2) Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held-for-sale or property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost less cost to sell, or fair value.

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2015, there were $6.5 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less). At September 30, 2015, the Bank had $9.3 million in subprime loans, or 1.7% of its total loan portfolio, of which $934 thousand are non-performing loans.

Non-Interest Income

Non-interest income decreased $431 thousand, or 27.6%, to $1.1 million for the three months ended September 30, 2015, compared to $1.6 million for the prior year quarter. For the six months ended September 30, 2015, non-interest income decreased $441 thousand, or 15.9%, to $2.3 million compared to $2.8 million for the prior year period. Non-interest income in the prior year included a $323 thousand grant from the Community Development Financial Institutions Fund of the U.S. Treasury Department. Lower depository fees were partially offset by gains on sale of loans and higher loan fees during the six months ended September 30, 2015.

Non-Interest Expense

Non-interest expense decreased $542 thousand, or 8.0%, to $6.2 million for the quarter, compared to $6.8 million for the prior year quarter. For the six months ended September 30, 2015, non-interest expense decreased $1.1 million, or 7.9% to $12.2 million, compared to $13.3 million for the prior year period. The decrease in both periods were primarily related to lower expenses associated with delinquent loans and loan workout, as well as a decrease in employee compensation and benefits.

Income Tax Expense

Income tax expense was $79 thousand for the three months ended September 30, 2015, compared to $57 thousand for the prior year quarter. For the six months ended September 30, 2015, income tax expense was $93 thousand, compared to $73 thousand in the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2015, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 filed June 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015. The material weaknesses in internal control over financial reporting related to the risk assessment process and controls in the credit risk management function, and controls over the accounting and disclosure for the allowance for loan losses and related accounts.

(b) Remediation Plan

With the oversight of senior management and the finance and audit committee, we are currently developing and implementing improved process activities and controls, documented procedures and training related to the preparation and handling of the allowance for loan losses.

Implementation of the remediation plan has been completed through the efforts of the Chief Credit Officer working in conjunction with the Accounting and Finance Department. Additional controls and procedures have been designed in response to this matter and have been placed into operation.

Currently, the testing of the effectiveness of these implemented controls is underway. The effectiveness of new or revised processes and procedures cannot be evaluated until we have operated under such processes and procedures for at least one full fiscal reporting period. We expect to conduct a complete evaluation of the effectiveness of our remediation plan as of the fiscal year ending March 31, 2016.

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

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2015.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended September 30, 2015.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2015 (unaudited) and March 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2015 and 2014 (unaudited); (iv) Consolidated Statements of Changes in Equity for the six months ended September 30, 2015 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	November 10, 2015	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2015	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)