Form 10-Q
period 2015-12-31
CARVER BANCORP INC
filed 2016-02-10
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2016
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	March 31, 2015
$ in thousands except per share data	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,572	$44,864
Money market investments	504	6,128
Total cash and cash equivalents	46,076	50,992
Restricted cash	211	6,354
Investment securities:
Available-for-sale, at fair value	68,192	101,185
Held-to-maturity, at amortized cost (fair value of $15,721 and $12,231 at December 31, 2015 and March 31, 2015, respectively)	15,731	11,922
Total investment securities	83,923	113,107

Loans held-for-sale (“HFS”)	2,404	2,576

Loans receivable:
Real estate mortgage loans	524,624	412,204
Commercial business loans	76,867	70,555
Consumer loans	85	434
Loans, net	601,576	483,193
Allowance for loan losses	(5,174)	(4,477)
Total loans receivable, net	596,402	478,716
Premises and equipment, net	6,455	7,075
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,783	3,519
Accrued interest receivable	3,677	2,781
Other assets	11,202	11,266
Total assets	$754,133	$676,386

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$93,302	$95,009
Non-interest bearing checking	66,222	50,731
Interest-bearing checking	32,581	30,860
Money market	168,257	148,702
Certificates of deposit	235,594	200,123
Mortgagors deposits	1,656	2,336
Total deposits	597,612	527,761
Advances from the FHLB-NY and other borrowed money	88,403	83,403
Other liabilities	13,053	10,243
Total liabilities	699,068	621,407

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding at December 31, 2015 and March 31, 2015, respectively)	61	61
Additional paid-in capital	55,470	55,468
Accumulated deficit	(43,757)	(44,206)
Treasury stock, at cost (1,944 shares at December 31, 2015 and March 31, 2015)	(417)	(417)
Accumulated other comprehensive loss	(1,410)	(1,045)
Total equity	55,065	54,979
Total liabilities and equity	$754,133	$676,386

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2015	2014	2015	2014
Interest income:
Loans	$6,467	$4,677	$18,283	$14,838
Mortgage-backed securities	192	197	579	595
Investment securities	317	345	999	998
Money market investments	33	46	87	181
Total interest income	7,009	5,265	19,948	16,612

Interest expense:
Deposits	841	741	2,399	2,182
Advances and other borrowed money	330	272	924	815
Total interest expense	1,171	1,013	3,323	2,997

Net interest income	5,838	4,252	16,625	13,615
Provision for (recovery) loan losses	728	(1,151)	1,489	(2,645)
Net interest income after provision for loan losses	5,110	5,403	15,136	16,260

Non-interest income:
Depository fees and charges	820	887	2,297	2,707
Loan fees and service charges	114	282	457	495
Gain on sale of securities	—	3	1	8
Gain (loss) on sale of loans, net	305	—	499	(2)
Gain on real estate owned	146	41	164	44
Gain on sale of building	1,203	—	1,203	—
Lower of cost or market adjustment on loans held-for-sale	1	1	1	2
Other	152	194	444	919
Total non-interest income	2,741	1,408	5,066	4,173

Non-interest expense:
Employee compensation and benefits	2,921	2,997	8,430	8,784
Net occupancy expense	1,199	919	3,320	2,763
Equipment, net	150	229	475	656
Data processing	455	77	1,036	398
Consulting fees	245	369	558	767
Federal deposit insurance premiums	135	189	390	542
Other	2,242	2,009	5,382	6,178
Total non-interest expense	7,347	6,789	19,591	20,088

Income before income taxes	504	22	611	345
Income tax expense	67	62	160	135
Consolidated net income (loss)	437	(40)	451	210
Less: Net loss attributable to non-controlling interest	—	(151)	—	(281)
Net income attributable to Carver Bancorp, Inc.	$437	$111	$451	$491

Earnings per common share:
Basic	$0.12	$0.03	$0.12	$0.13
Diluted	0.12	0.03	0.12	0.13

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2015	2014	2015	2014
Net income attributable to Carver Bancorp, Inc.	$437	$111	$451	$491

Other comprehensive income, net of tax:
Change in unrealized loss of securities available-for-sale	(592)	1,103	(364)	2,817
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	—	3	1	8
Total other comprehensive income (loss), net of tax	(592)	1,100	(365)	2,809

Total comprehensive income (loss), net of tax attributable to Carver Bancorp, Inc.	$(155)	$1,211	$86	$3,300

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended December 31, 2015
(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2015	$45,118	$61	$55,468	$(44,206)	$(417)	$(1,045)	$54,979
Net income attributable to Carver Bancorp, Inc.	—	—	—	451	—	—	451
Other comprehensive loss, net of taxes	—	—	—	—	—	(365)	(365)
Stock based compensation expense	—	—	2	(2)	—	—	—
Balance — December 31, 2015	$45,118	$61	$55,470	$(43,757)	$(417)	$(1,410)	$55,065

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
($ in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before attribution to noncontrolling interest	451	210
Net loss attributable to noncontrolling interest, net of taxes	—	(281)
Net income attributable to Carver Bancorp, Inc.	451	491

Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Provision for (recovery of) loan losses	1,489	(2,645)
Stock based compensation expense	2	2
Depreciation and amortization expense	511	779
Gain on real estate owned	(164)	(44)
Gain on sale of securities, net	(1)	(8)
(Gain) loss on sale of loans, net	(499)	2
Gain on sale of building	(1,203)	—
Amortization and accretion of loan premiums and discounts and deferred charges	(1,029)	(1,042)
Amortization and accretion of premiums and discounts — securities	96	141
Market adjustment on held-for-sale loans	(1)	(2)
Proceeds from sale of loans held-for-sale	730	—
Assets repurchased from third parties	—	(174)
Increase in accrued interest receivable	(896)	(102)
Decrease in other assets	(684)	650
Increase in other liabilities	3,241	553
Net cash provided by (used in) operating activities	2,043	(1,399)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(17,534)
Purchases of securities: Held-to-maturity	(5,118)	(3,667)
Proceeds from principal payments, maturities, calls and sales of investments: Available-for-sale	32,475	9,057
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	1,367	571
Originations of loans held-for-investment	(84,300)	(41,558)
Loans purchased from third parties	(105,445)	(49,966)
Principal collections on loans	52,090	45,561
Proceeds on sale of loans	17,620	—
Decrease in restricted cash	6,144	—
Redemption of FHLB-NY stock	(264)	662
Purchases of premises and equipment	(363)	(278)
Proceeds from sale of real estate owned	3,983	229
Net cash used in investing activities	(81,811)	(56,923)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	69,852	11,679
Net increase (decrease) in FHLB-NY advances and other borrowings	5,000	(11,000)
Net cash provided by financing activities	74,852	679
Net decrease in cash and cash equivalents	(4,916)	(57,643)
Cash and cash equivalents at beginning of period	50,992	122,554
Cash and cash equivalents at end of period	$46,076	$64,911

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$438	$2,434

Cash paid for:
Interest	$2,609	$2,637
Income taxes	$143	$124
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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ended March 31, 2016. The consolidated balance sheet at December 31, 2015 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2015. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2015	2014	2015	2014
Earnings per common share
Net income available to common shareholders of Carver Bancorp, Inc.	$437	$111	451	491
Weighted average common shares outstanding	3,696,420	3,696,420	3,696,420	3,696,338
Basic earnings per common share	$0.12	$0.03	$0.12	$0.13
Diluted earnings per common share	0.12	0.03	0.12	0.13

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the nine months ended December 31, 2015 and 2014:

		Other
Nine months ended December 31, 2015	At	Comprehensive	At
$ in thousands	March 31, 2015	Loss, net of tax	December 31, 2015
Net unrealized loss on securities available-for-sale	$(1,045)	$(365)	$(1,410)
Accumulated other comprehensive loss, net of tax	$(1,045)	$(365)	$(1,410)

		Other
Nine months ended December 31, 2014	At	Comprehensive	At
$ in thousands	March 31, 2014	Income, net of tax	December 31, 2014
Net unrealized loss on securities available-for-sale	$(4,768)	$2,809	$(1,959)
Accumulated other comprehensive loss, net of tax	$(4,768)	$2,809	$(1,959)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Affected Line Item in the Consolidated Statement of Income
$ in thousands	2015	2014	2015	2014
Reclassification adjustment for sales of available-for-sale securities, net of tax	—	3	1	8	Gain on sale of securities
Total reclassifications for the period	$—	$3	$1	$8

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2015, $68.2 million, or 81.3%, of the Bank’s total securities were classified as available-for-sale, and the remaining $15.7 million, or 18.7%, were classified as held-to-maturity. The Bank had no securities classified as trading at December 31, 2015 and March 31, 2015.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2015:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,959	$—	$46	4,913
Federal Home Loan Mortgage Corporation	8,079	—	212	7,867
Federal National Mortgage Association	8,149	—	168	7,981
Other	46	—	—	46
Total mortgage-backed securities	21,233	—	426	20,807
U.S. Government Agency Securities	37,385	—	641	36,744
Other investments	10,984	—	343	10,641
Total available-for-sale	69,602	—	1,410	68,192
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	2,543	149	—	2,692
Federal National Mortgage Association and Other	12,188	—	149	12,039
Total held-to-maturity mortgage-backed securities	14,731	149	149	14,731
Corporate Bonds	1,000	—	10	990
Total held-to maturity	15,731	149	159	15,721
Total securities	$85,333	$149	$1,569	$83,913
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2015:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,575	$9	$57	$5,527
Federal Home Loan Mortgage Corporation	10,705	10	127	10,588
Federal National Mortgage Association	10,925	35	103	10,857
Other	47	—	—	47
Total mortgage-backed securities	27,252	54	287	27,019
U.S. Government Agency Securities	58,464	48	662	57,850
Other investments	16,514	—	198	16,316
Total available-for-sale	102,230	102	1,147	101,185
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	3,100	232	—	3,332
Federal National Mortgage Association and Other	8,822	77	—	8,899
Total held-to-maturity mortgage-backed securities	11,922	309	—	12,231
Total held-to-maturity	11,922	309	—	12,231
Total securities	$114,152	$411	$1,147	$113,416
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2015 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$29	$3,887	$397	$16,873	$426	$20,760
U.S. Government Agency Securities	93	10,907	548	25,837	641	36,744
Other investments (1)	—	—	343	9,657	343	9,657
Total available-for-sale securities	122	14,794	1,288	52,367	1,410	67,161

Held-to-Maturity:
Mortgage-backed securities	149	11,889	—	—	149	11,889
Other	10	990	—	—	10	990
Total held-to-maturity securities	159	12,879	—	—	159	12,879
Total securities	$281	$27,673	$1,288	$52,367	$1,569	$80,040
(1) CRA fund comprised of over 95% agency securities.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2015 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$287	$22,297	$287	$22,297
U.S. Government Agency Securities	57	12,943	605	26,400	662	39,343
Other investments (1)	—	—	198	9,802	198	9,802
Total available-for-sale securities	$57	$12,943	$1,090	$58,499	$1,147	$71,442
(1) CRA fund comprised of over 95% agency securities.

A total of 30 securities had an unrealized loss at December 31, 2015 compared to 23 at March 31, 2015. U.S. Government Agency securities and mortgage-backed securities, represented 54.7% and 30.9%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2015. There were ten U.S. Government Agency securities, seven mortgage-backed securities, and one investment in a CRA fund that had an unrealized loss position for more than 12 months at December 31, 2015. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At December 31, 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at December 31, 2015, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	5,983	5,911	1.37%
Five through ten years	17,183	16,814	2.03%
After ten years	46,436	45,467	1.60%
Total	$69,602	$68,192	1.69%

Held-to-maturity:
Five through ten years	$7,023	$7,006	3.06%
After ten years	8,708	8,715	2.55%
Total	$15,731	$15,721	2.78%

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

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at December 31, 2015 and March 31, 2015:

	December 31, 2015		March 31, 2015
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$144,186	24%	$125,020	26%
Multifamily	105,259	18%	93,780	19%
Commercial real estate	266,657	45%	186,443	39%
Construction	5,045	1%	5,107	1%
Business (1)	76,962	13%	70,679	15%
Consumer (2)	85	—%	434	—%
Total loans receivable	$598,194	100%	$481,463	100%

Add:
Premium on loans	3,842		2,233
Less:
Deferred fees and loan discounts,net	(460)		(503)
Allowance for loan losses	(5,174)		(4,477)
Total loans receivable, net	$596,402		$478,716

Loans HFS	$2,404		$2,576
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2015 and 2014, and the fiscal year ended March 31, 2015.

Three months ended December 31, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,595	$573	$1,436	99	$843	$26	$4,572
Charge-offs	77	64	—	—	43	28	212
Recoveries	—	—	1	—	59	26	86
Provision for (Recovery of) Loan Losses	113	104	470	(1)	26	16	728
Ending Balance	$1,631	$613	$1,907	$98	$885	$40	$5,174

Nine months ended December 31, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,989	$534	$1,029	99	$813	$13	$4,477
Charge-offs	320	305	—	—	163	288	1,076
Recoveries	1	—	4	—	247	32	284
Provision for (Recovery of) Loan Losses	(39)	384	874	(1)	(12)	283	1,489
Ending Balance	$1,631	$613	$1,907	$98	$885	$40	$5,174
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,533	612	1,895	98	820	40	4,998
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	97	—	12	—	67	—	176

Loan Receivables Ending Balance:	$145,980	$106,184	$267,448	$5,012	$76,867	$85	$601,576
Ending Balance: collectively evaluated for impairment	141,284	104,955	262,162	5,012	71,359	85	584,857
Ending Balance: individually evaluated for impairment	4,696	1,229	5,286	—	5,508	—	16,719

Fiscal year ended March 31, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	687	—	—	—	320	279	1,286
Recoveries	380	83	256	—	816	5	1,540
Provision for (Recovery of) Loan Losses	(1,081)	143	(1,062)	99	(1,388)	279	(3,010)
Ending Balance	$1,989	$534	$1,029	$99	$813	$13	$4,477
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,702	353	953	99	801	13	3,921
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	287	181	76	—	12	—	556

Loan Receivables Ending Balance:	$126,527	$94,706	$185,851	$5,076	$70,599	$434	483,193
Ending Balance: collectively evaluated for impairment	119,480	93,218	183,230	5,076	65,243	434	466,681
Ending Balance: individually evaluated for impairment	7,047	1,488	2,621	—	5,356	—	16,512

Three months ended December 31, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,301	$372	$1,154	$214	$1,535	$21	$6,597
Charge-offs	112	—	—	—	—	—	112
Recoveries	—	—	2	—	540	4	546
Provision for (Recovery of) Loan Losses	225	(19)	(291)	(53)	(1,004)	(9)	(1,151)
Ending Balance	$3,414	$353	$865	$161	$1,071	$16	$5,880

Nine months ended December 31, 2014
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,377	$308	$1,835	$—	$1,705	$8	$7,233
Charge-offs	195	—	—	—	—	—	195
Recoveries	379	82	256	—	763	7	1,487
Provision for (Recovery of) Loan Losses	(147)	(37)	(1,226)	161	(1,397)	1	(2,645)
Ending Balance	$3,414	$353	$865	$161	$1,071	$16	$5,880
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	2,515	172	832	161	828	15	4,523
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	899	181	32	—	244	1	1,357

Loan Receivables Ending Balance:	$127,417	$64,138	$200,334	$5,074	$38,244	$327	$435,534
Ending Balance: collectively evaluated for impairment	120,367	62,648	196,229	5,074	33,638	320	418,276
Ending Balance: individually evaluated for impairment	7,050	1,490	4,105	—	4,606	7	17,258

The following is a summary of nonaccrual loans at December 31, 2015 and March 31, 2015.

$ in thousands	December 31, 2015	March 31, 2015
Gross loans receivable:
One-to-four family	$2,997	$3,664
Multifamily	1,229	1,053
Commercial real estate	3,427	2,817
Business	2,494	861
Total nonaccrual loans	$10,147	$8,395

Nonaccrual loans increased $1.8 million, or 20.9%, to $10.1 million at December 31, 2015 from $8.4 million at March 31, 2015, primarily due to one commercial real estate loan that is experiencing delays in required approvals to allow onset of tenancy.

Non-performing loans at December 31, 2015, were comprised of $5.3 million of loans that were classified as nonperforming troubled debt restructures and impaired loans that are 90 days or more past due. Non performing troubled debt restructures are those that either have not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.  Impaired loans that are not delinquent total $4.8 million and will remain on nonaccrual status until they are upgraded.

Non-performing loans at March 31, 2015, were comprised of $5.9 million of loans that were classified as nonperforming troubled debt restructures and impaired loans that are 90 days or more past due. Trouble debt restructured loans that are not delinquent total $3.6 million. Non performing troubled debt restructures are those that either have not consistently performed in accordance with their modified terms or were not performing in accordance with their modified terms for at least six months.

At December 31, 2015, other non-performing assets totaled $3.4 million which consisted of other real estate owned and held-for-sale loans. At December 31, 2015, other real estate owned valued at $1.0 million comprised of eight foreclosed properties, compared to $4.3 million comprised of ten properties at March 31, 2015. At December 31, 2015, held-for-sale loans totaled $2.4 million, compared to $2.6 million at March 31, 2015

The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loan categories. Loans may be classified as "Pass," “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged off immediately to the allowance for loan losses.

One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

As of December 31, 2015, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$103,986	$253,186	$5,012	$69,110
Special Mention	—	3,864	—	1,295
Substandard	2,198	10,398	—	6,462
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$106,184	$267,448	$5,012	$76,867

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$142,983	$85
Non-Performing			2,997	—
Total			$145,980	$85

As of March 31, 2015, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,218	$181,340	$5,076	$62,419
Special Mention	—	1,890	—	1,065
Substandard	1,488	2,621	—	7,115
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$94,706	$185,851	$5,076	$70,599

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$122,689	$434
Non-Performing			3,838	—
Total			$126,527	$434

The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2015 and March 31, 2015.

December 31, 2015
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$—	$291	$2,737	$3,028	$142,952	$145,980
Multifamily	969	422	807	2,198	103,986	106,184
Commercial real estate	3,427	—	—	3,427	264,021	267,448
Construction	—	—	—	—	5,012	5,012
Business	640	337	1,805	2,782	74,085	76,867
Consumer	3	—	—	3	82	85
Total	$5,039	$1,050	$5,349	$11,438	$590,138	$601,576

March 31, 2015
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$464	$—	$3,574	$4,038	$122,489	126,527
Multifamily	—	434	1,054	1,488	93,218	94,706
Commercial real estate	1,150	936	1,102	3,188	182,663	185,851
Construction	—	—	—	—	5,076	5,076
Business	—	—	123	123	70,476	70,599
Consumer	—	1	—	1	433	434
Total	$1,614	$1,371	$5,853	$8,838	$474,355	$483,193

The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2015 and March 31, 2015.

	At December 31, 2015			At March 31, 2015
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,046	$4,172	$—	$2,752	$3,007	—
Multifamily	1,229	1,578	—	237	237	—
Commercial real estate	1,859	2,028	—	1,880	1,880	—
Business	2,687	2,887	—	4,568	4,652	—
With an allowance recorded:
One-to-four family	1,650	1,650	97	4,295	4,541	286
Multifamily	—	—	—	1,251	1,349	181
Commercial real estate	3,427	3,427	12	741	741	76
Business	2,821	2,821	67	788	788	13
Total	$16,719	$18,563	$176	$16,512	$17,195	$556

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and nine month period ended December 31, 2015 and 2014.

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2015		2014		2015		2014
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,062	$9	$736	$2	$2,863	$14	$731	$11
Multifamily	1,236	6	157	—	1,296	13	137	—
Commercial real estate	1,860	14	2,945	22	1,865	31	2,660	136
Construction	—	—	—	—	—	—	—	—
Business	2,723	21	1,014	11	2,772	64	1,032	89
Consumer and other	—	—	—	—	—	—	—
With an allowance recorded:
One-to-four family	1,652	19	6,299	14	1,660	23	6,106	101
Multifamily	—	—	1,334	2	—	—	1,336	17
Commercial real estate	3,427	—	1,171	(15)	1,142	—	684	24
Business	2,838	32	3,678	28	2,909	67	3,466	106
Consumer and other	—	—	7	—	—	—	7	—
Total	$16,798	$101	$17,341	$64	$14,507	$212	$16,159	$484

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

There were no TDR modifications made during the three month period ended December 31, 2015. The following table presents an analysis of those loan modifications that were classified as TDRs during the nine month period ended December 31, 2015.

	Modifications to loans during the nine month period ended December 31, 2015
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	1	$96	$96	2.63%	2.63%

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

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended December 31, 2015 and 2014, there were no modified loans that subsequently defaulted within the last 12 months. For the nine month period ended December 31, 2015, one loan of $96 thousand was modified. For the three month period ended December 31, 2014, one loan of $43 thousand was modified and one loan of $50 thousand was extended. The nine month period ended December 31, 2014 also included one loan of $856 thousand that was extended.

At December 31, 2015, there were 11 loans in the TDR portfolio totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2015, there were 12 loans in the performing TDR portfolio totaling $4.6 million.

At December 31, 2015, the Bank had one Regulation O loan of $1.5 million to a director. This loan was made on the same terms as other loans and in accordance with underwriting procedures used for other loans, and does not involve more than the normal risk of repayment, and does not present other unfavorable terms. There were no loans to officers or directors of the Company at December 31, 2014.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2015 and March 31, 2015, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$205	205
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,913	—	4,913
Federal Home Loan Mortgage Corporation	—	7,867	—	7,867
Federal National Mortgage Association	—	7,981	—	7,981
Other		—	46	46
U.S. Government Agency Securities	—	36,744	—	36,744
Other investments	—	10,641	—	10,641
Total available-for-sale securities	—	68,146	46	68,192
Total	$—	$68,146	$251	$68,397

	Fair Value Measurements at March 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage servicing rights	$—	$—	$210	210
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,527	—	5,527
Federal Home Loan Mortgage Corporation	—	10,588	—	10,588
Federal National Mortgage Association	—	10,857	—	10,857
Other	—	—	47	47
U.S. Government Agency securities	—	57,850	—	57,850
Other investments	—	16,316	—	16,316
Total available-for-sale securities	—	101,138	47	101,185
Total	$—	$101,138	$257	$101,395

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and certain mortgage-backed securities. Level 3 assets accounted for 0.03% of the Company’s total assets measured at fair value at December 31, 2015 and at March 31, 2015.

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

In the three and nine month period ended December 31, 2015, there were not any transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2015 and 2014:

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2015	Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2015
Securities Available-for-Sale	$47	$—	$1	$—	$46	$—

Mortgage servicing rights	210	(5)	—	—	205	(4)

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2014	Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2014
Securities Available-for-Sale	$49	$—	$2	$—	$47	$—

Mortgage servicing rights	265	(54)	—	—	211	(52)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2015 and March 31, 2015, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,404	$—	$2,404
Impaired loans with a specific reserve allocated	$—	$—	$7,722	$7,722
Other real estate owned	$—	$960	$—	$960

	Fair Value Measurements at March 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$2,576	$—	$2,576
Impaired loans with a specific reserve allocated	$—	$—	$6,519	$6,519
Other real estate owned	$—	$4,341	$—	$4,341

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended December 31, 2015 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2015 and March 31, 2015 are as follows:

	December 31, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$46,076	$46,076	$46,076	$—	$—
Restricted cash	211	211	—	211	—
Securities available-for-sale	68,192	68,192	—	68,146	46
FHLB Stock	3,783	3,783	—	3,783	—
Securities held-to-maturity	15,731	15,721	—	15,721	—
Loans receivable	596,402	604,546	—	—	604,546
Loans held-for-sale	2,404	2,404	—	2,404	—
Accrued interest receivable	3,677	3,677	—	3,677	—
Mortgage servicing rights	205	205	—	—	205
Financial Liabilities:
Deposits	597,612	565,960	331,742	234,218	—
Advances from FHLB of New York	65,000	69,829	—	69,829	—
Other borrowed money	18,403	17,579	—	17,579	—

	March 31, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,992	$50,992	$50,992	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale	101,185	101,185	—	101,138	47
FHLB Stock	3,519	3,519	—	3,519	—
Securities held-to-maturity	11,922	12,231	—	12,231	—
Loans receivable	478,716	485,458	—	—	485,458
Loans held-for-sale	2,576	2,576	—	2,576	—
Accrued interest receivable	2,781	2,781	—	2,781	—
Mortgage servicing rights	210	210	—	—	210
Financial Liabilities:
Deposits	527,761	511,160	309,897	201,263	—
Advances from FHLB of New York	65,000	65,827	—	65,827	—
Other borrowed money	18,403	18,931	—	18,931	—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of December 31, 2015 and March 31, 2015. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments clarify when an in-substance repossession or foreclosure occurs, and require disclosure of both the amount of foreclosed residential real estate property held by a creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for annual periods, and interim periods within annual periods beginning after December 15, 2015. The adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated statement of financial condition or results of operations. At December 31, 2015, Carver had 14 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $2.2 million.

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

Overview

Carver Bancorp, Inc. is the holding company for Carver Federal Savings Bank, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its nine branches and four stand-alone 24/7 ATM centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is among the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's third consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in December 2012. As of December 2012, approximately 78% of newly originated loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $754.1 million in assets and 128 employees as of December 31, 2015.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. CCDC provides funding to the underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of December 31, 2015, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	—	—	—	13,400	13,400	13,000	400	—	—	$13,400
CDE 1-9, CDE 11-12	—	40,000	5,067	—	5,067	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,568	10,568	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,689	20,689	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,941	10,941	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,152	12,152	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,204	12,204	—	1	—	4,875	4,876
Total	$5,850	$149,000	$5,067	$103,240	$108,307	$13,000	$408	$—	$50,310	$63,718
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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2015, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months and nine months ended December 31, 2015. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2015.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $5.0 million, or 6.0%, to $88.4 million at December 31, 2015, compared to $83.4 million at March 31, 2015. The Bank increased its borrowings to fund loan growth during the quarter. At December 31, 2015, $70.0 million of the Bank's borrowings with a weighted average rate of 0.92% was scheduled to mature over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings. At December 31, 2015, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $23.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2015 and March 31, 2015, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $46.1 million and $51.0 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2015, total cash and cash equivalents decreased $4.9 million to $46.1 million at December 31, 2015, compared to $51.0 million at March 31, 2015, reflecting cash used in investing activities of $81.8 million, cash provided by financing activities of $74.9 million, and cash provided by operating activities of $2.0 million.

Net cash used in investing activities of $81.8 million was primarily attributed to loan originations and purchases of $189.7 million, offset by loan principal repayments of $52.1 million, proceeds from loan sales of $17.6 million, and investment calls and maturities of $32.5 million. Net cash provided by financing activities of $74.9 million resulted from net increases in deposits of $69.9 million, and FHLB-NY advances and other borrowings of $5.0 million. Net cash provided by operating activities totaled $2.0 million during the quarter.

The OCC requires that the Bank meet minimum capital requirements. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system.

The table below presents the capital position of the Bank at December 31, 2015 (dollars in thousands):

	Tier 1 Leverage		Common Tier 1		Tier 1 Risk-Based Capital		Total Risk-Based Capital
$ in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Regulatory capital	$68,354	10.15%	$68,354	12.72%	$68,354	12.72%	$75,544	14.06%
Minimum capital requirement	26,947	4.00%	24,175	4.50%	32,234	6.00%	42,978	8.00%
Excess	41,407	6.15%	44,179	8.22%	36,120	6.72%	32,566	6.06%

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

At December 31, 2015, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 10.15%, Common Tier 1 capital ratio of 12.72%, Tier 1 risk-based capital ratio of 12.72%, and a total risk-based capital ratio of 14.06%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  There were no repurchases during the first nine months of fiscal 2016. At December 31, 2015, the Bank continues to service 141 loans with a principal balance of $25.9 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2015 (1)	$2,045
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	(25)
Open claims as of December 31, 2015 (1)	$2,020
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $429 thousand as of December 31, 2015.

The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2015:

$ in thousands	December 31, 2015
Representation and warranty repurchase reserve, March 31, 2015 (1)	$406
Net provision for repurchase losses (2)	23
Net realized losses (2)	—
Representation and warranty repurchase reserve, December 31, 2015(1)	$429
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2015 and March 31, 2015

Assets

At December 31, 2015, total assets were $754.1 million, reflecting an increase of $77.7 million, or 11.5%, from total assets of $676.4 million at March 31, 2015. This change was primarily driven by an increase of $117.7 million in the loan portfolio net of the allowance for loan losses, partially offset by a decrease of $29.2 million in the investment portfolio.

Restricted cash decreased $6.1 million, or 96.7%, to $211 thousand at December 31, 2015, compared to $6.4 million at March 31, 2015. The Federal Home Loan Bank released its restriction on the $6.1 million resulting largely from the release of the Cease and Desist Order and the Bank's improved position.

Total investment securities decreased $29.2 million, or 25.8%, to $83.9 million at December 31, 2015, compared to $113.1 million at March 31, 2015, as cash generated from calls and sales of securities was redeployed into higher yielding loans.

Loans, net increased $118.4 million, or 24.5%, to $601.6 million at December 31, 2015, compared to $483.2 million at March 31, 2015, following growth in mortgage and business loans from loan purchases and originations.

Loans held-for-sale ("HFS") decreased $172 thousand, or 6.7%, to $2.4 million at December 31, 2015, following the transfer of one loan into Real Estate Owned.

Liabilities and Equity

Total liabilities increased $77.7 million, or 12.5%, to $699.1 million at December 31, 2015, compared to $621.4 million at March 31, 2015, following growth in deposits.

Deposits increased $69.9 million, or 13.2%, to $597.6 million at December 31, 2015, compared to $527.8 million at March 31, 2015, due primarily to increases in certificates of deposits, money market and non-interest bearing checking accounts.

Advances from the Federal Home Loan Bank of New York and other borrowed money increased $5.0 million, or 6.0%, to $88.4 million at December 31, 2015, compared to $83.4 million at March 31, 2015. The Bank increased its borrowings to fund loan growth during the quarter.

Total equity increased $86 thousand, or 0.2%, to $55.1 million at December 31, 2015, compared to $55.0 million at March 31, 2015. The increase was primarily driven by net income for the nine month period, offset by a $365 thousand increase in unrealized losses on investments.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of December 31, 2015:

$ in thousands
Commitments to fund mortgage loans	$24,252
Commitments to fund commercial and consumer loans	3,250
Lines of credit	8,424
Letters of credit	234
Total	$36,160

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2015 and 2014

Overview

The Company reported net income of $437 thousand for the three months ended December 31, 2015, compared to net income of $111 thousand for the prior year quarter. For the nine months ended December 31, 2015, the Company reported net income of $451 thousand, compared to net income of $491 thousand for the prior year period. In both periods, the change in our results was driven by higher net interest income and non-interest income, partially offset by provisions for loan losses in the current periods compared to recoveries of loan losses in the prior year periods. Our provision for loan losses increased in both periods as a result of the increase in our loan portfolio.

The following table reflects selected operating ratios for the three and nine months ended December 31, 2015 and 2014 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2015		2014		2015		2014
Return on average assets (1)	0.23%		0.07%		0.08%		0.10%
Return on average stockholders' equity (2) (8)	3.18%		0.82%		1.09%		1.21%
Return on average stockholders' equity, excluding AOCI (2) (8)	3.10%		0.79%		1.07%		1.15%
Net interest margin (3)	3.25%		2.82%		3.25%		2.99%
Interest rate spread (4)	3.16%		2.71%		3.15%		2.87%
Efficiency ratio (5) (8)	85.64%		119.95%		90.32%		112.93%
Operating expenses to average assets (6)	3.90%		4.33%		3.67%		4.29%
Average stockholders' equity to average assets (7) (8)	7.28%		8.67%		7.73%		8.65%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.49%		8.99%		7.93%		9.10%
Average interest-earning assets to average interest-bearing liabilities	1.15	x	1.17	x	1.16	x	1.19	x

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2015	2014	2015	2014
Average Stockholders' Equity
Average Stockholders' Equity	$54,903	$54,395	$55,041	$53,985
Average AOCI	(1,568)	(2,023)	(1,415)	(2,813)
Average Stockholders' Equity, excluding AOCI	$56,471	$56,418	$56,456	$56,798

Return on Average Stockholders' Equity	3.18%	0.82%	1.09%	1.21%
Return on Average Stockholders' Equity, excluding AOCI	3.10%	0.79%	1.07%	1.15%

Average Stockholders' Equity to Average Assets	7.28%	8.67%	7.73%	8.65%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.49%	8.99%	7.93%	9.10%

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

Net interest income increased $1.6 million, or 37.3%, to $5.8 million for the quarter, compared to $4.3 million for the prior year quarter. Net interest income increased $3.0 million, or 22.1%, to $16.6 million for the nine months ended December 31, 2015, compared to $13.6 million for the prior year period. Increases in each period were driven primarily by loan portfolio growth.

The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months and nine months ended December 31, 2015 and 2014. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended December 31,
	2015			2014
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$583,963	$6,467	4.43%	$414,547	$4,677	4.51%
Mortgage-backed securities	36,266	192	2.12%	35,354	197	2.23%
Investment securities	39,050	221	2.26%	54,471	263	1.93%
Restricted cash deposit	154	—	0.03%	6,354	—	0.03%
Equity securities (2)	4,017	41	4.05%	1,727	18	4.14%
Other investments and federal funds sold	55,526	88	0.63%	90,153	110	0.48%
Total interest-earning assets	718,976	7,009	3.90%	602,606	5,265	3.49%
Non-interest-earning assets	34,863			24,909
Total assets	$753,839			$627,515

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$31,635	$12	0.15%	$29,018	$12	0.16%
Savings and clubs	92,673	63	0.27%	94,338	63	0.26%
Money market	166,178	213	0.51%	148,778	185	0.49%
Certificates of deposit	240,631	546	0.90%	195,443	473	0.96%
Mortgagors deposits	2,488	7	1.12%	1,939	8	1.64%
Total deposits	533,605	841	0.63%	469,516	741	0.63%
Borrowed money	93,655	330	1.40%	43,577	272	2.48%
Total interest-bearing liabilities	627,260	1,171	0.74%	513,093	1,013	0.78%
Non-interest-bearing liabilities
Demand	56,867			53,350
Other liabilities	14,809			7,178
Total liabilities	698,936			573,621
Non-controlling interest	—			(501)
Stockholders' equity	54,903			54,395
Total liabilities and equity	$753,839			$627,515
Net interest income		$5,838			$4,252

Average interest rate spread			3.16%			2.71%

Net interest margin			3.25%			2.82%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2015			2014
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$532,914	$18,282	4.57%	$401,856	$14,838	4.92%
Mortgage-backed securities	38,138	579	2.02%	36,070	595	2.20%
Investment securities	47,472	726	2.04%	53,468	762	1.90%
Restricted cash deposit	3,652	1	0.03%	6,354	1	0.03%
Equity securities (2)	3,410	102	3.97%	1,822	59	4.30%
Other investments and federal funds sold	55,912	258	0.61%	106,692	357	0.44%
Total interest-earning assets	681,498	19,948	3.90%	606,262	16,612	3.65%
Non-interest-earning assets	30,201			17,721
Total assets	$711,699			$623,983

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$31,829	$39	0.16%	$26,744	$33	0.16%
Savings and clubs	93,834	190	0.27%	96,385	193	0.27%
Money market	158,822	602	0.50%	141,159	517	0.49%
Certificates of deposit	223,963	1,551	0.92%	199,803	1,416	0.94%
Mortgagors deposits	2,337	17	0.97%	1,977	23	1.54%
Total deposits	510,785	2,399	0.62%	466,068	2,182	0.62%
Borrowed money	78,557	924	1.56%	43,599	815	2.48%
Total interest-bearing liabilities	589,342	3,323	0.75%	509,667	2,997	0.78%
Non-interest-bearing liabilities
Demand	53,273			53,432
Other liabilities	14,043			7,307
Total liabilities	656,658			570,406
Non-controlling interest	—			(408)
Stockholders' equity	55,041			53,985
Total liabilities and equity	$711,699			$623,983
Net interest income		$16,625			$13,615

Average interest rate spread			3.15%			2.87%

Net interest margin			3.25%			2.99%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income increased $1.7 million, or 33.1%, to $7.0 million for the quarter, compared to $5.3 million for the prior year quarter, driven by a $169.4 million, or 40.9%, increase in the Bank's average loan balances. For the nine months ended December 31, 2015, interest income increased $3.3 million, or 20.1%, to $19.9 million compared to $16.6 million for the prior year period, driven by a $131.1 million, or 32.6%, increase in the Bank's average loan balances.

Interest Expense

Interest expense increased $158 thousand, or 15.6%, to $1.2 million for the quarter, compared to $1.0 million for the prior year quarter. For the nine months ended December 31, 2015, interest expense increased $326 thousand, or 10.9%, to $3.3 million, compared to $3.0 million for the prior year period. The increase in each period was primarily due to the Bank's deposit growth. The cost of deposits remained flat at 0.63% for the quarter and 0.62% year to date.

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

The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2015 and 2014 and the fiscal year-end March 31, 2015:

$ in thousands	Nine Months Ended December 31, 2015	Fiscal Year Ended March 31, 2015	Nine Months Ended December 31, 2014
Beginning Balance	$4,477	$7,233	$7,233
Less: Charge-offs	1,076	1,286	195
Add: Recoveries	284	1,540	1,487
Provision for (Recovery of) Loan Losses	1,489	(3,010)	(2,645)
Ending Balance	$5,174	$4,477	$5,880

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.15%	(0.06)%	(0.32)%
Allowance to total loans	0.86%	0.93%	1.35%
Allowance to non-performing loans	50.99%	53.33%	68.78%

To reflect the robust growth in the Bank's loan portfolio, the Company recorded a $728 thousand provision for loan losses for the third quarter, compared to a $1.2 million recovery of loan losses for the prior year quarter. Net chargeoffs of $100 thousand were recognized for the third quarter, compared to net recoveries of $434 thousand for the prior year quarter. For the nine months ended December 31, 2015, the Company recorded a $1.5 million provision for loan losses, compared to a $2.6 million recovery of loan losses for the prior year period, due primarily to the robust loan growth during the period. Net chargeoffs of $793 thousand were recognized for the nine months ended December 31, 2015, compared to net recoveries of $1.3 million in the prior year period.

At December 31, 2015, nonaccrual loans totaled $10.1 million, or 1.3% of total assets compared to $8.4 million or 1.2% of total assets at March 31, 2015. The ALLL was $5.2 million at December 31, 2015, which represents a ratio of the ALLL to nonaccrual loans of 51.0% compared to $4.5 million at March 31, 2015 which represents a ratio of 53.3%. Non-performing loans have increased 20.9% during the nine month period, primarily due to one commercial real estate loan that is experiencing delays in securing approval to allow tenancy. Nonetheless, the ratio of the allowance for loan losses to total loans was 0.86% at December 31, 2015, compared to 0.93% at March 31, 2015.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2015, loans classified as TDR totaled $7.2 million, of which $5.7 million were classified as performing. At March 31, 2015, loans classified as TDR totaled $8.2 million, of which $4.6 million were classified as performing.

At December 31, 2015, non-performing assets totaled $13.5 million, or 1.8% of total assets compared to $15.3 million, or 2.3% of total assets at March 31, 2015.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,997	$3,251	$3,654	$3,664	$3,089
Multifamily	1,229	1,241	1,247	1,053	1,053
Commercial real estate	3,427	—	1,784	2,817	2,850
Business	2,494	1,992	1,883	861	1,550
Consumer	—	—	—	—	7
Total nonaccrual loans	10,147	6,484	8,568	8,395	8,549
Other non-performing assets (2):
Real estate owned	960	3,723	3,723	4,341	3,934
Loans held-for-sale	2,404	2,586	2,576	2,576	2,606
Total other non-performing assets	3,364	6,309	6,299	6,917	6,540
Total non-performing assets (3)	$13,511	$12,793	$14,867	$15,312	$15,089

Accruing loans contractually past maturity > 90 days (4)	—	—	—	—	6

Non-performing loans to total loans	1.69%	1.15%	1.74%	1.74%	1.96%
Non-performing assets to total assets	1.79%	1.74%	2.22%	2.26%	2.34%
Allowance to total loans	0.86%	0.81%	0.83%	0.93%	1.35%
Allowance to non-performing loans	50.99%	70.51%	47.93%	53.33%	68.78%
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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2015, there were $5.7 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2015, the Bank had $7.3 million in subprime loans, or 1.2% of its total loan portfolio, of which $778 thousand are non-performing loans.

Non-Interest Income

Non-interest income increased $1.3 million, or 94.7%, to $2.7 million for the three months ended December 31, 2015, compared to $1.4 million for the prior year quarter. For the nine months ended December 31, 2015, non-interest income increased $893 thousand, or 21.4%, to $5.1 million compared to $4.2 million for the prior year period. This increase was primarily attributed to a $1.2 million gain recognized on the sale and leaseback of one of the Bank’s branch locations.  This was conducted as part of Carver’s ongoing site rationalization efforts.  This transaction was a sale and normal leaseback with an unaffiliated third party.  Carver did not finance the purchase and the gain is calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property has been deferred from gain recognition and will be accreted into income over the term of the leaseback. The increase was also attributable to gains on sales of loans and real estate owned during the quarter. Non-interest income in the prior year included a $323 thousand grant from the Community Development Financial Institutions Fund of the U.S. Treasury Department.

Non-Interest Expense

Non-interest expense increased $558 thousand, or 8.2%, to $7.3 million for the quarter, compared to $6.8 million for the prior year quarter due to higher other non-interest expense, including the acceleration of expenses due to the closing of a branch during the quarter. For the nine months ended December 31, 2015, non-interest expense decreased $497 thousand or 2.5%, to $19.6 million, compared to $20.1 million for the prior year period. The Bank had lower expenses associated with delinquent loans and loan workout, as well as a decrease in regulatory assessment charges compared to the prior year period.

Income Tax Expense

Income tax expense was $67 thousand for the three months ended December 31, 2015, compared to $62 thousand for the prior year quarter. For the nine months ended December 31, 2015, income tax expense was $160 thousand, compared to $135 thousand in the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2015, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 filed June 29, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015. The material weaknesses in internal control over financial reporting related to the risk assessment process and controls in the credit risk management function, and controls over the accounting and disclosure for the allowance for loan losses and related accounts.

(b) Remediation Plan

With the oversight of senior management and the finance and audit committee, we have developed and implemented improved process activities and controls, documented procedures and training related to the preparation and handling of the allowance for loan losses.

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

(a) No unregistered securities were sold by the Company during the quarter ended December 31, 2015.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended December 31, 2015.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2015 (unaudited) and March 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2015 and 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2015 and 2014 (unaudited); (iv) Consolidated Statements of Changes in Equity for the nine months ended December 31, 2015 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	February 10, 2016	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2016	/s/ David L. Toner
David L. Toner
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)