Form 10-K
period 2016-03-31
CARVER BANCORP INC
filed 2016-08-12
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-13007
CARVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3904174
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 West 125th Street, New York, New York	10027
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (718) 230-2900
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Capital Market
(Title of Class)	(Name of each Exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2016 there were 3,696,087 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2015 (based on the closing sales price of $6.65 per share of the registrant's common stock on September 30, 2015) was approximately $24,578,979.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 2016 are incorporated by reference into Part III of this Form 10-K.

CARVER BANCORP, INC.
2016 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE REGARDING RESTATEMENT

On July 12, 2016, the Finance and Audit Committee of the Board of Directors of Carver Bancorp, Inc.,  after consultation with KPMG LLP, our independent registered public accounting firm, determined that our consolidated financial statements as of and for the fiscal year ended March 31, 2015, and each of the quarters of 2015 and 2016 should no longer be relied upon.

Within this report, we have included restated audited results as of and for the year ended March 31, 2015, as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2015 and 2016, which we refer to as the Restatement.  Our consolidated financial statements as of and for the year ended March 31, 2015 included in this Annual Report on Form 10-K has been restated from the consolidated financial statements included on our Annual Report on Form 10-K for the year ended March 31, 2015.

The Restatement corrects a material error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system provider. In fiscal 2016, Carver Bancorp recognized expenses on invoices paid to its core system provider, and during the course of preparation of the fiscal 2016 financial statements and audit, management determined that $613 thousand of such expenses should have been recognized in fiscal 2015.

In addition to the above, the Restatement also corrects errors in the recording of the loss of $598 thousand on the sale of a loan in fiscal year 2014, the calculation of earnings per share including the Company's Series D convertible preferred stock, the presentation of cash flows and certain other matters.

All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this 2016 Form 10-K. For discussion of the restatement adjustments, see Item 8. Financial Statements and Supplementary Data, Note 1. Organization and Note 18 – Quarterly Financial Data (Unaudited). Additionally, see Item 6. Selected Financial Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the errors detected above, Carver Bancorp is reporting that it had material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of Carver Bancorp’s controls and procedures, the material weaknesses are identified and actions to remediate such weaknesses, see Item 9A. Controls and Procedures.

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We have not filed amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the year ended March 31, 2015 or (ii) our Annual Reports on Form 10-K for the year ended March 31, 2015 (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the Affected Reports or any reports, earnings releases or similar communications relating to those periods.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to Carver Bancorp, Inc.'s (the "Company") financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include but are not limited to the following:

•
The effect of the Restatement of our previously issued financial statements for the year ended March 31, 2015 and the quarterly periods of 2015 and 2016, as described in Note 1 to the restated financial statements, and any claims, investigations, or proceedings arising as a result;

•
Our ability to remediate the material weakness in our internal controls over financial reporting described in Item 9A of this Annual Report and our ability to maintain effective internal controls and procedures in the future;

•
the ability of the Bank to comply with the Formal Agreement between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expenses and net income;

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

•	adverse changes in the financial industry and the securities, credit, national and local real estate markets (including real estate value);

•	changes in our existing loan portfolio composition (including reduction in commercial real estate loan concentration) and credit quality or changes in loan loss requirements;

•	changes in the level of trends of delinquencies and write-offs and in our allowance and provision for loan losses;

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

•
changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies or the Financial Accounting Standards Board, could negatively impact the Company’s financial results;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $741.7 million in assets and 133 employees as of March 31, 2016.

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

Carver Federal offers loan products covering a variety of asset classes, including commercial and multifamily mortgages, construction loans and business loans.  The Bank finances mortgage and loan products through deposits or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

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

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2016, all three award allocations have been fully utilized in qualifying projects. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements for additional details on the NMTC activities.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2016, this subsidiary had $5.8 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2016, CAC owned mortgage loans carried at approximately $24.2 million and total assets of $129.2 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

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

The Company relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended its regular quarterly cash dividend to the Company. There are no assurances that dividend payments to the Company will resume.
Debenture interest payments on the Carver Statutory Trust I capital securities remain on a deferral status, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods. The quarter ended September 30, 2016 will represent the twentieth consecutive quarterly period for which interest payments have been deferred. The Company has expensed the deferred interest through the current period and currently has cash available to make the payment upon receipt of regulatory approval. The Company will apply to the FRB for permission to distribute all deferred interest payments through September 2016. In connection with its application to the FRB to distribute the deferred interest payments, the Company anticipates that the FRB will review the Company’s internal assessment process for capital adequacy, the appropriateness of the Company’s capital level given its overall risk profile, as well as the comprehensiveness and effectiveness of management’s capital planning. There can be no assurance that the FRB will not have a supervisory objection to the Company’s application. In the event that the deferred interest payments on the debentures are not paid by September 19, 2016, an event of default will have occurred. If the Company fails to cure such default within a period of 30 days, either the debenture trustee or the holders of not less than 25% of the aggregate principal amount of the debentures then outstanding may, by written notice to the Company, declare the entire principal of the debentures and the interest accrued thereon to be due and payable immediately. If the Company is unable to pay the principal and interest of the debentures due to regulatory restrictions or otherwise, the holders may, thereafter, determine to sue the Company for nonpayment, which lawsuit could include a petition for involuntary bankruptcy.

Based on the foregoing matters, there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm accompanying the Company’s audited consolidated financial statements as of and for the year ended March 31, 2016 contains an explanatory paragraph regarding substantial doubt as to the Company’s ability to continue as a going concern.

The Company has prepared the consolidated financial statements contained in this annual report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has expensed the deferred interest as necessary and currently has cash available to make the payment upon receipt of regulatory approval.

Recapitalization Transaction

On June 29, 2011, the Company completed a private placement of 55,000 shares of the Company's mandatorily convertible non-voting participating preferred stock, Series C (the "Series C preferred stock") to several institutional investors (the "Investors") for an aggregate purchase price of $55.0 million, with net proceeds of approximately $51.4 million.
Effective October 28, 2011, the Series C preferred stock converted into:

•	an aggregate of 1,208,039 shares of Carver common stock, at a conversion price of $8.1765 (which reflects the 1-for-15 reverse stock split that was effective as of October 27, 2011); and

•	an aggregate of 45,118 shares of the Company's convertible non-cumulative non-voting participating preferred stock, Series D (the "Series D preferred stock"), at a ratio of 1:1.
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

Personnel

At fiscal year end 2016, the Company had 133 employees. None of the Company's employees are a member of a collective bargaining agreement.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage loans originated by the Bank's lending teams and secured by commercial real estate including multifamily property and construction loans. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth objectives.

In recent years, Carver Federal has focused on the origination of commercial real estate loans, primarily multifamily and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. Due to the overall improvement in the loan portfolio, the Bank has been able to recover provision for loan losses in years 2013 to 2015. However, the greater risk associated with commercial real estate, particularly multifamily residential loans, as well as the growth in this type of loan, has required the Bank to increase its provisions for loan losses. The Bank could be required to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. Per the requirements of the Formal Agreement, the Bank will reduce its commercial real estate loan concentration. The Bank will focus on originations of business loans as part of its overall strategic plan.

Loan Portfolio Composition. Total loans receivable increased $102.2 million, or 21.2%, to $584.3 million at March 31, 2016, compared to $482.1 million at March 31, 2015. Carver Federal's total loans receivable as a percentage of total assets increased to 78.8% at March 31, 2016, compared to 71.3% at March 31, 2015.

The following is a summary of loans receivable, net of allowance for loan losses as of:

	March 31, 2016		March 31, 2015		March 31, 2014		March 31, 2013		March 31, 2012
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$141,243	24.2%	$125,549	26.0%	$111,220	28.5%	$73,625	19.8%	$66,313	16.0%
Multifamily	94,202	16.1	93,692	19.4	47,399	12.2	56,427	15.2	78,859	19.0
Commercial real estate	272,497	46.6	186,504	38.7	198,808	51.0	203,813	54.9	207,505	50.0
Construction	5,033	0.9	5,107	1.1	5,100	1.3	1,228	0.3	16,471	4.0
Business	71,277	12.2	70,765	14.7	27,149	7.0	35,795	9.6	44,424	10.7
Consumer and other (1)	42	—	434	0.1	138	—	247	0.1	1,258	0.3
Total loans receivable	$584,294	100.0%	$482,051	100.0%	$389,814	100.0%	371,135	100.0%	414,830	100.0%

Unamortized premiums, deferred costs and fees, net	4,725		1,711		142		(1,013)		(1,972)

Allowance for loan losses	(5,232)		(4,428)		(7,233)		(10,989)		(19,821)
Total loans receivable, net	$583,787		$479,334		$382,723		$359,133		$393,037

(1)	Includes personal loans

One-to-four Family Residential Lending. Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. In fiscal 2016, the Bank purchased $36.8 million of one-to-four family loans compared to $26.1 million purchased in fiscal 2015. To a much lesser degree, the Bank has made loans to investors that are secured by non-owner occupied one-to-four family properties. Approximately 13.0% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2016 were adjustable rate and approximately 87.0% were fixed-rate. One-to-four family residential real estate loans increased $15.7 million, or 12.5%, to $141.2 million at March 31, 2016, compared to $125.5 million at March 31, 2015.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2016, the Bank, through its sub-servicer, serviced $25.6 million in loans for FNMA and $2.5 million for other third parties. The Bank has recorded $201 thousand in related mortgage servicing rights.

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

The Bank previously originated or purchased a limited amount of subprime loans (which are defined as those loans which have FICO scores of 660 or less). At March 31, 2016, the Bank had $7.1 million in subprime loans, or 1.2%, of its total loan portfolio of which $414 thousand are non-performing loans.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio increased $510 thousand, or 0.5%, to $94.2 million in fiscal 2016, or 16.1% of Carver Federal's total loan portfolio at March 31, 2016.

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

Commercial Real Estate Lending. Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate ("CRE"). Although Carver has experienced favorable loss history associated with commercial real estate loans, these loans may entail additional risks compared with one-to-four family residential and multifamily lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum loan-to-value (“LTV”) ratio on commercial real estate mortgage loans at origination is generally 75% based on the latest appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio (“DSCR”) at origination of at least 1.25 on commercial real estate loans. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

At March 31, 2016, commercial real estate mortgage loans totaled $272.5 million, or 46.6% of the total loan portfolio. This balance reflects a year-over-year increase of $86.0 million, or 46.1%.

The Bank offers 5 year terms for our commercial mortgages. At times, we can offer greater than 5 years for terms of up to 15 years and amortization schedules up to 30 years, however, interest rate always resets every 5 years. Interest rates currently offered by the Bank are adjusted at the beginning of each adjustment period and generally are based upon a fixed spread above the FHLB-NY corresponding regular advance rate.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2016, loans to churches totaled $16.7 million, or 2.9% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 16 church loans in the Bank's loan portfolio.

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

At March 31, 2016, the Bank had $5.0 million in construction loans outstanding, comprising 0.9% of the Bank's gross loan portfolio. The Bank is not actively engaged in the origination of construction loans and does not pursue the purchase of them.

Business Loans.  Carver Federal's small business lending portfolio increased $512 thousand to $71.3 million, or 12.2%, of the Bank's gross loan portfolio in fiscal 2016. Carver Federal provides revolving credit and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in manufacturing, services and wholesale segments. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory.

Consumer and other Loans. At March 31, 2016, the Bank had $42 thousand in consumer and other loans, or 0.01%, of the Bank's gross loan portfolio, primarily made up of unsecured loans, consisting of consumer loans, other than loans secured by savings deposits.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2016, the maximum loans-to-one-borrower under this test is $11.3 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations, including loans originated for sale, were $100.1 million in fiscal 2016 compared to $66.0 million in fiscal 2015. The Bank purchased $102.7 million in loans during fiscal year 2016 compared to $85.9 million during fiscal year 2015.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2016		2015		2014
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$26	—%	$141	0.1%	$240	0.2%
Multifamily	1,985	1.0%	3,433	2.3%	8,693	7.0%
Commercial real estate	79,727	39.3%	52,305	34.4%	47,957	38.6%
Construction	—	—%	—	—%	5,100	4.1%
Business	18,270	9.0%	10,091	6.6%	5,796	4.7%
Consumer and others (1)	50	—%	—	—%	664	0.5%
Total loans originated	100,058	49.3%	65,970	43.4%	68,450	55.1%
Loans purchased (2)	102,706	50.7%	85,873	56.6%	55,689	44.9%
Total loans originated and purchased	202,764	100%	151,843	100%	124,139	100%
Loans sold (3)	(18,351)		—		(20,788)
Net additions to loan portfolio	$184,413		$151,843		$103,351

(1)	Comprised of personal loans.

(2)	Comprised of one-to-four family residential, commercial real estate, multifamily mortgage loans and business loans with a net book value of $102.7 million purchased from a third party.

(3)	Comprised of primarily one-to-four family mortgage loans and commercial loans in 2016.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2016 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$92	$1,628	$139,523	$141,243
Multifamily	2,159	63,130	28,913	94,202
Commercial real estate	10,508	106,387	155,602	272,497
Construction	—	5,033	—	5,033
Business	15,455	18,897	36,925	71,277
Consumer	41	—	1	42
Total	$28,255	$195,075	$360,964	$584,294

The following table sets forth as of March 31, 2016, amounts in each loan category that are contractually due after March 31, 2017 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2017
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$122,749	$18,402	$141,151
Multifamily	70,396	21,647	92,043
Commercial real estate	201,304	60,685	261,989
Construction	5,033	—	5,033
Business	38,971	16,851	55,822
Consumer	1	—	1
Total	$438,454	$117,585	$556,039

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2016, loans classified as a troubled debt restructuring totaled $7.8 million, of which $5.6 million were classified as performing.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2016	2015	2014	2013	2012
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,947	$3,664	$2,301	$7,642	$6,988
Multifamily	1,769	1,053	2,240	423	2,923
Commercial real estate	5,338	2,817	7,024	14,788	24,467
Construction	—	—	—	1,230	11,325
Business	3,896	861	993	6,505	8,862
Consumer	—	—	1	38	23
Total nonaccrual loans	13,950	8,395	12,559	30,626	54,588

Other non-performing assets (2)
Real estate owned	1,008	4,341	1,369	2,386	2,183
Loans held-for-sale	2,495	2,724	5,011	13,107	29,626
Total other non-performing assets	3,503	7,065	6,380	15,493	31,809
Total non-performing assets (3)	$17,453	$15,460	$18,939	$46,119	$86,397

Accruing loans contractually past due > 90 days (4)	$—	$—	$—	$—	$—

Non-performing loans to total loans	2.37%	1.74%	3.22%	8.27%	13.22%
Non-performing assets to total assets	2.35%	2.29%	2.96%	7.23%	13.47%

(1)
Nonaccrual status denotes any loan where the delinquency exceeds 90 days past due, or in the opinion of management, the collection of contractual interest and/or principal is doubtful.  Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the ability to collect on the loan.

(2)
Other non-performing assets generally represent loans that the Bank is in the process of selling and has designated held-for-sale or property acquired by the Bank in settlement of loans less costs to sell (i.e. through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value.

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $2.2 million at 2016, $3.6 million at 2015, $3.0 million at 2014, $16.7 million at 2013, and $21.0 million at 2012. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $5.6 million at 2016, $4.6 million at 2015, $6.3 million at 2014, $5.0 million at 2013, and $3.5 million at 2012.

(4)	Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

At March 31, 2016, total non-performing assets increased by $2.0 million, or 12.9%, to $17.5 million, compared to $15.5 million at March 31, 2015 as a result of a $5.6 million increase in nonaccrual loans, offset by a $3.3 million decrease in real estate owned, year over year. Nonaccrual loans at March 31, 2016 consist of eighteen one-to-four family loans, nine small business and SBA loans, six multifamily loans and five commercial real estate loans. The increase in delinquent loans from the prior year is primarily due to an increase in impaired commercial real estate and business loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by any increased value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2016 includes a portfolio of loans held-for sale and real estate owned assets consisting of seven properties foreclosed upon. At March 31, 2016, Carver had 15 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $2.5 million.

Although we believe that substantially all risk elements at March 31, 2016 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions and certain qualitative factors. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate market. See “Lending Activities-Loan Purchases and Originations.” Carver Federal increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. General allowances are established by management on at least a quarterly basis based on an assessment of risk in the Bank's loans, taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, the state of the real estate market and economic conditions generally. Specific allowances are provided for individual loans, or portions of loans, when ultimate collection is considered improbable by management based on the current payment status of the loan and the fair value or net realizable value of the security for the loan. A loan is deemed impaired when it is probable the Bank will be unable to collect both principal and interest due according to the contractual terms of the loan agreement.  Loans the Bank individually classifies as impaired include multifamily mortgage loans, commercial real estate loans, construction loans and business loans which have been classified by the Bank's credit review officer as substandard, doubtful or loss for which it is probable that principal and interest will not be collected in accordance with the loan's contractual terms, and certain loans modified in a troubled debt restructuring. A charge off is recognized on collateral dependent loans when the fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. A valuation allowance for cash flow dependent loans is established when based upon a discounted cash flow analysis, impairment is demonstrated.

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses for the years ended March 31:

$ in thousands	2016	2015	2014	2013	2012
Balance at beginning of year	$4,428	$7,366	$10,989	$19,821	$23,147
Less Charge-offs:
One-to-four family	389	687	2,887	2,103	3,730
Multifamily	340	132	98	226	6,250
Commercial real estate	—	—	574	1,148	5,111
Construction	—	—	—	151	5,961
Business	176	320	965	2,274	875
Consumer and other	517	498	16	1	8
Total Charge-offs	$1,422	$1,637	$4,540	$5,903	$21,935
Add Recoveries:
One-to-four family	113	380	534	15	469
Multifamily	—	82	31	91	6
Commercial real estate	9	256	—	—	2
Construction	—	—	149	22	1,677
Business	578	816	486	265	113
Consumer and other	31	7	10	5	—
Total Recoveries	$731	$1,541	$1,210	$398	$2,267
Net loans charged off (recovered)	691	96	3,330	5,505	19,668
Provision for (recovery of) losses	1,495	(2,842)	(293)	(3,327)	16,342
Balance at end of year	$5,232	$4,428	$7,366	$10,989	$19,821

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.13%	0.02%	0.86%	1.35%	3.74%
Allowance to total loans	0.89%	0.92%	1.89%	2.97%	4.80%
Allowance to non-performing loans	37.51%	52.75%	58.65%	35.88%	36.31%

The following table allocates the allowance for loan losses by asset category at March 31:

	2016		2015		2014		2013		2012
$ in thousands	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
One-to-four family	$1,716	32.8%	$1,970	44.5%	$3,377	45.8%	$3,496	31.8%	$4,305	21.7%
Multifamily	605	11.6%	502	11.3%	441	6.0%	409	3.7%	5,409	27.3%
Commercial real estate	1,808	34.6%	1,029	23.2%	1,835	24.9%	3,297	30.0%	6,709	33.8%
Construction	62	1.2%	99	2.2%	—	—%	—	0.0%	1,532	7.7%
Business	1,022	19.5%	813	18.4%	1,705	23.1%	3,759	34.2%	1,786	9.0%
Consumer and other	19	0.4%	15	0.3%	8	0.1%	28	0.3%	80	0.4%
Total Allowance	$5,232	100%	$4,428	100%	$7,366	100%	$10,989	100%	$19,821	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories:  trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2016, the Bank had no securities classified as trading.  At March 31, 2016, $56.2 million, or 78.6% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $15.3 million, or 21.4%, were classified as held-to-maturity.

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

Mortgage-backed securities constituted 4.6% of total assets at March 31, 2016, compared to 5.8% at March 31, 2015. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corp (“FHLMC”) participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a prorata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the Small Business Administration (“SBA”).

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2016, constituted $2.7 million, or 7.8%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. As of fiscal year end 2016 and 2015, the Bank does not have any securities that are classified as having other than temporary impairment in its investment portfolio.

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

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  These deposits are transferable just like a stock or bond, and unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates. This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2016, Carver had a total of $128.0 million in brokered deposits.

As of March 31, 2016, the Bank has $34.7 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. Prior to the Emergency Economic Stabilization Act of 2008 (“ESSA”), the FDIC deposit insurance limit was $100,000. As a result of ESSA, this limit was increased to $250,000 through December 31, 2013. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raised the standard maximum deposit insurance amount to $250,000.

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

Borrowed Funds.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2016, Carver had $50.0 million in FHLB-NY advances outstanding.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR, with a rate of 3.69% at March 31, 2016.

Carver relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to Carver, and the FRB regulates dividends paid by Carver. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended its regular quarterly cash dividend to the Company. There are no assurances that dividend payments to Carver will resume.

Debenture interest payments on the Carver Statutory Trust I capital securities remain on a deferral status, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods. The quarter ended September 30, 2016 will represent the twentieth consecutive quarterly period for which interest payments have been deferred. Carver has expensed the deferred interest through the current period and currently has cash available to make the payment upon receipt of regulatory approval. Carver has applied to the FRB for permission to distribute all deferred interest payments through September 2016. In connection with its application to the FRB to distribute the deferred interest payments, Carver anticipates that the FRB will review Carver’s internal assessment process for capital adequacy, the appropriateness of Carver’s capital level given its overall risk profile, as well as the comprehensiveness and effectiveness of management’s capital planning. There can be no assurance that the FRB will not have a supervisory objection to Carver’s application. In the event that the deferred interest payments on the debentures are not paid by September 19, 2016, an event of default will have occurred. If the Company fails to cure such default within a period of 30 days, either the debenture trustee or the holders of not less than 25% of the aggregate principal amount of the debentures then outstanding may, by written notice to the Company, declare the entire principal of the debentures and the interest accrued thereon to be due and payable immediately. If the Company is unable to pay the principal and interest of the debentures due to regulatory restrictions or otherwise, the holders may, thereafter, determine to sue the Company for nonpayment, which lawsuit could include a petition for involuntary bankruptcy.

Based on the foregoing matters, there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm accompanying the Company’s audited consolidated financial statements as of and for the year ended March 31, 2016 contains an explanatory paragraph regarding substantial doubt as to the Company’s ability to continue as a going concern.

The Company has prepared the consolidated financial statements contained in this annual report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has expensed the deferred interest as necessary and currently has cash available to make the payment upon receipt of regulatory approval.

REGULATION AND SUPERVISION

Enforcement Actions

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

On October 23, 2015 the Board of Directors of Carver Bancorp, Inc., in response to the FRB’s Bank Holding Company Report of Inspection issued on April 14, 2015, adopted a Board Resolution (“the Resolution”) as a commitment by the Company’s Board to address certain supervisory concerns noted in the Reserve Bank‘s Report. The supervisory concerns are related to the Company’s leverage, cash flow and accumulated deferred interest. As a result of those concerns, the Company is prohibited from paying any dividends without the prior written approval of the Reserve Bank.

On May 24, 2016, the Bank entered into a Formal Agreement with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Formal Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act') made extensive changes in the regulation of federal savings banks. As part of the Dodd-Frank Act, the OTS was merged into the OCC and responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is the agency that was primarily responsible for the regulation and supervision of national banks. At the same time, responsibility for the regulation and supervision of savings and loan holding companies was transferred from the OTS to the FRB, which previously only supervised bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the FRB. The Consumer Financial Protection Bureau assumes responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Carver Federal Savings Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under OCC regulations, as amended effective January 1, 2015, a federally chartered savings bank is treated as well-capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its common equity Tier 1 capital ratio is 6.5% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions as they deem necessary.

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

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and that are consistent with Carver Federal's risk profile. At March 31,

2016, Carver Federal exceeded the capital requirements with a common equity Tier 1 ratio of 12.66%, a Tier 1 leverage ratio of 9.22%, total risk-based capital ratio of 14.04% and a Tier 1 risk-based capital ratio of 12.66%.

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

Liquidity.  The Bank maintains liquidity levels to meet operational needs.  In the normal course of business, the levels of liquid assets during any given period are dependent on operating, investing and financing activities.  Cash and due from banks, federal funds sold and repurchase agreements with maturities of three months or less are the Bank's most liquid assets.  The Bank maintains a liquidity policy to maintain sufficient liquidity to ensure its safe and sound operations. Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2016, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $11.3 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2016, the Bank maintained approximately 97.3% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination conducted in January 2016.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  At March 31, 2016, the Bank had one Regulation O loan of $1.5 million to a director.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2016, Carver paid $180 thousand in regulatory assessments.

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

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The FDIC finalized a rule that implemented that change effective April 1, 2011. Among other things, the final rule changed the assessment range (inclusive of potential adjustments) to 2.5 basis points to 45 basis points depending upon the institution's risk category and the applicable adjustments. The Bank's expense for FDIC insurance payments totaled $527 thousand in fiscal year 2016.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2016 of $2.9 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $145 thousand, $81 thousand and $88 thousand for fiscal years 2016, 2015 and 2014, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2016 was 4.65%.

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

State and Local Taxation

State of New York.  The Bank and the Company file on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable assets allocated to New York, “alternative” entire net income or a fixed minimum fee) results in a greater tax, an alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2016. In addition, New York State imposes a tax surcharge of 25.6% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2016, the New York State franchise tax rate computed on capital was 0.15% (including the Metropolitan Commuter Transportation District Surcharge).

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

New York City.  The Bank and the Company file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2016, the New York City banking corporation tax rate computed on capital is 0.15%. On April 13, 2015, New York State legislation was signed changing the New York City tax law to conform to the New York State law that was adopted last year, with some minor differences.

As a result of the impact of the new legislation effecting both the New York State and New York City tax law was a decrease to the Company's gross deferred tax asset of $1.2 million in fiscl 2015 with no impact to current income due to the full valuation allowance.

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

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $272.5 million, or 46.6% of our loan portfolio at March 31, 2016. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

Failure to comply with the Formal Agreement could adversely affect our business, financial condition and operating results.

In May 2016, the Bank entered into a Formal Agreement with the Office of the Comptroller of the Currency. The Formal Agreement requires the Bank to reduce its concentration of commercial real estate and requires that the Bank undertake several actions to improve compliance matters and overall profitability. Failure to comply with the Formal Agreement could result in additional supervisory and enforcement actions against the Bank, its directors, or senior executive officers, including the issuance of a cease and desist order or the imposition of civil money penalties. The Bank's compliance efforts may have an adverse impact on its non-interest expense and net income.

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

Our right to defer the payment of interest on our outstanding trust preferred securities expires in September 2016 at which time the holders of our trust preferred securities can declare the principal of such securities due and immediately payable, which we may be unable to pay if our regulator does not approve such payment.

Carver is a unitary savings and loan association holding company regulated by the FRB and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions, including dividend payments, by the Bank to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in the Bank’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement, the Bank is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended its regular quarterly cash dividend to the Company. There are no assurances that dividend payments to the Company will resume.

Debenture interest payments on the Carver Statutory Trust I capital securities remain on a deferral status, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods. The quarter ended September 30, 2016 will represent the twentieth consecutive quarterly period for which interest payments have been deferred. The Company has expensed the deferred interest through the current period and currently has cash available to make the payment upon receipt of regulatory approval. We have applied for regulatory approval to make interest payments on our Trust Preferred Debt securities in September 2016 and are not aware of any information as to whether or not such approval will be granted. In connection with its application to the FRB to distribute the deferred interest payments, the Company anticipates that the FRB will review the Company’s internal assessment process for capital adequacy, the appropriate of the Company’s capital level given its overall risk profile, as well as the comprehensiveness and effectiveness of management’s capital planning. There can be no assurance that the FRB will not have a supervisory objection to the Company’s application, and, therefore, the Company has no control over whether or not the FRB will permit the deferred interest payments. In the event that the deferred interest payments on the debentures are not paid by September 19, 2016, an event of default will have occurred. If the Company fails to cure such default for a period within 30 days, either the debenture trustee or the holders of not less than 25% of the aggregate principal amount of the debentures then outstanding may, by written notice to the Company, declare the entire principal of the debentures and the interest accrued thereon to be due and payable immediately. If the Company is unable to pay the principal and interest of the debentures due to regulatory restrictions or otherwise, the holders may, thereafter, determine to sue the Company for nonpayment, which lawsuit could include a petition for involuntary bankruptcy.

Based on the foregoing matters, there is substantial doubt about our ability to continue as a going concern. In addition, the report of the independent registered public accounting firm accompanying the Company’s audited consolidated financial statements as of and for the year ended March 31, 2016 contains an explanatory paragraph regarding substantial doubt as to the Company’s ability to continue as a going concern.

The Company has prepared the consolidated financial statements contained in this annual report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company has expensed the deferred interest as necessary and currently has cash available to make the payment upon receipt of regulatory approval.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”).

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing so, incur any loss directly. Prior to December 31, 2009, the Bank originated and sold loans to the Federal National Mortgage Association ("FNMA"). During fiscal years 2012 through 2015, the Bank has been obligated to repurchase 20 loans previously sold to FNMA. There were no repurchase requests during fiscal year 2016. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affect the Bank's results of operations and earnings in the future.

General business and economic conditions will continue to adversely affect the earnings of financial institutions.

As a financial institution, the Company’s operations and profitability are impacted by general business and economic conditions in the United States, and particularly the local markets in which it operates in New York. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes and the strength of the U.S. economy. In recent years, the banking world has experienced unprecedented upheaval, including the failure of some of the leading financial institutions in the world. During the financial crisis, declines in the housing market with falling home prices and increasing foreclosures, unemployment and under-employment, had negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions. Market turmoil and the tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and generally widespread reductions in business activity. A prolonged weakness in the economy generally, and in the financial services industry in particular, could continue to negatively affect our operations in multiple ways, including the ability to originate new loans at reasonable rates and the deterioration of our loan portfolio, requiring increased provisions and costs to manage problem assets.

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2016, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal controls, it may discover material weaknesses or significant deficiencies in its internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We cannot assure investors that we will be able to fully address the material weakness in our internal controls that led to our restatement, or that remediation efforts will prevent future controls deficiencies.

We have identified control deficiencies in our financial reporting process that constituted material weaknesses, leading to restatement of our consolidated financial statements. We have undertaken a number of measures with a view to remediating these weaknesses, and plan to implement other measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing deficiencies. Further, there can be no assurance that we will not suffer from other deficiencies in the future. Any current or future controls deficiencies could impair our ability to provide timely and accurate financial information, which could lead to further restatements, SEC inquiries and enforcement actions, penalties, fines, investor litigation and other adverse actions.

Carver and the Bank operate in a highly regulated industry, which limits the manner and scope of business activities.

Carver Federal is subject to extensive supervision, regulation and examination by the OCC, as the Bank's chartering authority and, to a lesser extent, by the FDIC, as insurer of its deposits. The Company is subject to extensive supervision, regulation and examination by the FRB, as regulator of the holding company. As a result, Carver Federal and the Company are limited in the manner in which Carver Federal and the Company conducts its business, undertakes new investments and activities and obtains financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and depositors, and not to benefit the Company's stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, Carver Federal must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

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

On July 15, 2016, we received notice from the NASDAQ that the Company no longer complied with NASDAQ continued listing requirements due to the timing of the filing of this Form 10-K. Although we believe we are in compliance with all continued listing requirements of The NASDAQ Capital Market at the present time, we may not be able to remain in compliance at all times. If we fail to meet the continued listing requirements, our shares of Common Stock may be delisted and we may be forced to list our shares of Common Stock on another exchange or quotation service. If this occurs, our Common Stock may become illiquid, and the price of our Common Stock may be negatively affected.

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

Liquidity refers to the Company's ability to generate sufficient cash flows to support its operations and to fulfill its obligations, including commitments to originate loans, to repay wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by its customers.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $23.7 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a full valuation allowance for the remaining net deferred tax asset of $23.7 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

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

The Bank currently conducts its business through one administrative office and nine branches (including the West Harlem 125th Street main branch) and four separate ATM locations. During fiscal year 2016, the Bank entered into a sale and leaseback transaction of its Crown Heights branch location and exited its administrative office in Brooklyn as part of ongoing facilities rationalization efforts. The Bank also closed its East Harlem branch during the fiscal year after the property location was closed for redevelopment.

The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2016.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025	100%
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021	100%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2021	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, NY	2003	Leased	7/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2019	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	1/2020	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2020	100%
Myrtle Avenue	362 Myrtle Avenue	Brooklyn, NY	2007	Leased	7/2017	100%

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2019	100%
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	4/2017	100%

ITEM 3.	LEGAL PROCEEDINGS.

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

As of March 31, 2016, there were 3,696,087 shares of common stock outstanding, held by 775 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2016				Fiscal Year 2015
June 30, 2015	$6.92	$4.04	$—	June 30, 2014	$13.00	$10.06	$—
September 30, 2015	$7.60	$5.50	$—	September 30, 2014	$10.23	$8.65	$—
December 31, 2015	$7.50	$3.35	$—	December 31, 2014	$9.11	$5.40	$—
March 31, 2016	$5.44	$1.92	$—	March 31, 2015	$7.00	$3.95	$—

As previously disclosed in a Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver suspended payment of the quarterly cash dividend on its common stock.

Under OCC regulations, the Bank will not be permitted to pay dividends to the Company on its capital stock if its regulatory capital would be reduced below applicable regulatory capital requirements or if its stockholders' equity would be reduced below the amount required to be maintained for the liquidation account, which was established in connection with the Bank's conversion to stock form.  The OCC capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements permit, after not less than 30 days prior notice to and non-objection by the FRB, capital distributions during a calendar year that do not exceed the Bank's net income for that year plus its retained net income for the prior two years. For information concerning the Bank's liquidation account, see Note 11 of the Notes to the Consolidated Financial Statements. In addition, the Company is subject to restrictions under the Agreement that affect their ability to pay dividends. See Item 1 - Overview - Enforcement Actions.

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2016, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2016.  As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

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

(2) The 1995 Stock Option Plan provides for automatic option grants to certain employees and directors as of the date the plan became effective in September of 1995, and like the MRP, also makes provision for added discretionary option grants to those employees so selected by the Compensation Committee.  The 1995 Stock Option Plan expired in 2005 and there are no options outstanding at March 31, 2016.

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

As described in “Explanatory Note Regarding Restatement” above and in Note 1, the Company has restated its consolidated financial statements as of and for the year ended March 31, 2015 to correct an error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system provider. The Company also restated the unaudited quarterly financial data for each of the quarters in fiscal 2016 and 2015, see Note 18 to the Audited Consolidated Financial Statements. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. Historical results are not necessarily indicative of the results to be expected in future periods.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's consolidated financial statements and related notes:

$ in thousands	2016	2015 Restated (a)	2014 Restated (b)	2013 Restated (c)	2012
Selected Financial Condition Data:
Assets	$741,728	$675,780	$639,107	$638,277	$641,230
Loans held-for-sale	2,495	2,724	5,011	13,107	29,626
Total loans receivable, net	583,787	479,334	382,590	359,133	393,037
Investment securities	71,491	112,126	98,490	125,094	96,187
Cash and cash equivalents	63,660	50,992	122,554	104,646	91,697
Deposits	606,741	527,761	509,366	495,716	532,597
Advances from the FHLB-NY and other borrowed money	68,403	83,403	70,403	76,403	43,429
Equity	54,215	53,645	50,471	56,735	56,619

Number of deposit accounts	47,565	45,780	40,530	41,195	41,549
Number of branches	9	10	10	10	9

Operating Data:
Interest income	26,908	22,327	23,248	23,785	27,936
Interest expense	4,539	3,942	3,951	4,878	8,053
Net interest income before provision for (recovery of) loan losses	22,369	18,385	19,297	18,907	19,883
Provision for (recovery of) loan losses	1,495	(2,842)	(293)	(3,327)	16,342
Net interest income after provision for (recovery of) loan losses	20,874	21,227	19,590	22,234	3,541
Non-interest income	6,535	5,568	6,806	7,049	3,654
Non-interest expense	27,451	27,182	27,938	29,238	30,934
Income (loss) before income taxes	(42)	(387)	(1,542)	45	(23,739)
Income tax expense (benefit)	128	166	102	328	(961)
Net (loss) income attributable to non-controlling interest	—	(281)	(110)	(945)	629
Net income (loss) attributable to Carver Bancorp, Inc.	(170)	(272)	(1,534)	662	(23,407)
Basic earnings (loss) per common share (10)	(0.05)	(0.07)	(0.42)	0.07	(14.26)
Diluted earnings (loss) per common share (b)	(0.05)	(0.07)	(0.42)	0.07	(14.26)
Cash dividends per common share	—	—	—	—	—

Selected Statistical Data:
Return on average assets (1)	(0.02)%	(0.04)%	(0.26)%	0.11%	(3.49)%
Return on average stockholders' equity (2) (11)	(0.31)%	(0.50)%	(2.87)%	1.19%	(40.46)%
Return on average stockholders' equity, excluding AOCI (2) (11)	(0.31)%	(0.48)%	(2.74)%	1.18%	(40.37)%
Net interest margin (3)	3.23%	3.03%	3.35%	3.11%	3.10%
Average interest rate spread (4)	3.13%	2.91%	3.22%	2.93%	2.78%
Efficiency ratio (5) (10)	94.97%	113.48%	107.03%	112.64%	131.43%
Operating expense to average assets (6)	3.81%	4.35%	4.66%	4.74%	4.62%
Average stockholders' equity to average assets (7) (11)	7.55%	8.66%	8.90%	9.00%	8.64%
Average stockholders' equity, excluding AOCI, to average assets (7) (11)	7.71%	9.06%	9.33%	9.07%	8.66%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	2.35%	2.29%	2.96%	7.23%	13.47%
Non-performing loans to total loans receivable (9)	2.37%	1.74%	3.22%	8.27%	13.22%
Allowance for loan losses to total loans receivable	0.89%	0.92%	1.89%	2.97%	4.80%

(a)	March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.
(b) March 31, 2014 balances have been restated from previously reported results to correct for material and certain other errors from prior periods.
(c) Basic and Diluted EPS amounts have been restated to include 45,118 shares of Series D Preferred Stock (participating securities) which, under certain circumstances, could convert to 5,518,006 shares of common stock.

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

Return on equity measures how efficiently we generate profits from the resources provided by our net assets. Return on average stockholders' equity is calculated by dividing annualized net income (loss) attributable to Carver by average stockholders' equity, excluding AOCI. Management believes that this performance measure explains the results of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current businesses. For purposes of the Company's presentation, AOCI includes the changes in the market or fair value of its investment portfolio. These fluctuations have been excluded due to the unpredictable nature of this item and is not necessarily indicative of current operating or future performance.

$ in thousands	2016	2015	2014	2013	2012
Average Stockholders' Equity
Average Stockholders' Equity	$54,372	$54,166	$53,406	$55,467	$57,849
Average AOCI	(1,162)	(2,525)	(2,545)	(436)	(126)
Average Stockholders' Equity, excluding AOCI	$55,534	$56,691	$55,951	$55,903	$57,975

Return on Average Stockholders' Equity	(0.31)%	(0.50)%	(2.87)%	1.19%	(40.46)%
Return on Average Stockholders' Equity, excluding AOCI	(0.31)%	(0.48)%	(2.74)%	1.18%	(40.37)%

Average Stockholders' Equity to Average Assets	7.55%	8.66%	8.90%	9.00%	8.64%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.71%	9.06%	9.33%	9.07%	8.66%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

The Company has restated its consolidated financial statements for fiscal year 2015 contained in the Annual Reports on Form 10-K for the years ended March 31, 2016 and 2015, and unaudited interim consolidated financial statements contained in the Company's Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2015 and 2016, September 30, 2015 and 2016 and December 31, 2015 and 2016. The Restatement corrects a material error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system provider. In fiscal 2016, Carver Bancorp recognized expenses on invoices paid to its core system provider, and during the course of preparation of the fiscal 2016 financial statements and audit, management determined that $613 thousand of expenses should have been recognized in fiscal 2015. For discussion of the restatement adjustments, see "Explanatory Note Regarding Restatement," Item 8. Financial Statements and Supplementary Data,

Note 1. Organization and Note 18 – Quarterly Financial Data (Unaudited). Additionally, see Item 6. Selected Financial Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

Carver ended fiscal 2016 with a net loss of $170 thousand, compared to a net loss of $272 thousand for the prior year period. The change was primarily driven by higher net interest income and offset by provisions for loan losses in the current period compared to recoveries of loan losses in the prior year. The provision for loan losses increased primarily as a result of the 21.8% increase in the Bank's loan portfolio during the fiscal year, including increased concentrations in the commercial real estate loan portfolio. As part of the Bank's ongoing facilities rationalization efforts, Carver entered into a sale and leaseback transaction of its Crown Heights branch location and exited its administrative office in Brooklyn during the fiscal year.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s loss emergence period (LEP) assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all segments.  In some segments, such as in its Commercial Real Estate, Multifamily and Business segments, the Bank demonstrates a LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At March 31, 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on managements current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

On June 29, 2011, the Company raised $55 million of equity, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $900 thousand. The Company has a net deferred tax asset (“DTA”) of $0 since it has recorded a full valuation on its DTA.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 21.27% of total rate sensitive assets at March 31, 2016.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2016.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	120,014	119,776	108,768	126,877	69,760	28,898	—	574,093
Short-term investments	57,664	—	—	—	—	—	—	57,664
Long-term investments	6,070	12,753	11,746	11,279	9,002	23,587	—	74,437
Other assets	—	—	—	—	—	—	35,534	35,534
Total assets	183,748	132,529	120,514	138,156	78,762	52,485	35,534	741,728

Rate Sensitive Liabilities:
Interest-bearing non-maturing deposits	294,253	—	—	—	—	—	—	294,253
Term deposits	71,952	75,245	50,977	52,516	5,247	—	—	255,937
Borrowings	25,000	—	—	30,000	—	13,403	—	68,403
Other liabilities	—	—	—	—	—	—	68,835	68,835
Equity	—	—	—	—	—	—	54,300	54,300
Total liabilities and equity	391,205	75,245	50,977	82,516	5,247	13,403	123,135	741,728

Interest sensitivity gap	(207,457)	57,284	69,537	55,640	73,515	39,082	(87,601)	—

Cumulative interest sensitivity gap	(207,457)	(150,173)	(80,636)	(24,996)	48,519	87,601	—	—

Ratio of cumulative gap to total rate sensitive assets	(29.38)%	(21.27)%	(11.42)%	(3.54)%	6.87%	12.40%	—	—
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

Presented below, as of March 31, 2016, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +/- 400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank. However, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk.

$ in thousands	Economic Value of Equity			EVE as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	EVE Ratio	Change
+400 bps	74,051	(6,976)	(8.61)%	10.90%	5 bps
+300 bps	75,400	(5,627)	(6.94)%	10.85%	0 bps
+200 bps	78,229	(2,798)	(3.45)%	10.98%	13 bps
+100 bps	80,332	(695)	(0.86)%	11.01%	16 bps
0 bps	81,027			10.85%
-100 bps	77,009	(4,018)	(4.96)%	10.11%	-74 bps
-200 bps	76,334	(4,693)	(5.79)%	9.85%	-100 bps
-300 bps	84,279	3,252	4.01%	10.71%	-14 bps
-400 bps	97,443	16,416	20.26%	12.17%	132 bps

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2016, 2015, and 2014.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2016			2015			2014
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$548,265	$24,702	4.51%	$412,357	$19,974	4.84%	$385,259	$20,734	5.38%
Mortgage-backed securities	37,413	761	2.03%	36,947	799	2.16%	49,921	1,034	2.07%
Investment securities	44,469	921	2.07%	53,915	1,022	1.90%	55,643	1,016	1.83%
Restricted cash deposit	2,797	1	0.03%	6,354	1	0.03%	7,209	1	0.03%
Equity securities (2)	3,452	145	4.20%	1,936	81	4.18%	2,280	88	3.86%
Other investments and federal funds sold	56,695	378	0.67%	94,310	450	0.48%	75,945	375	0.49%
Total interest-earning assets	693,091	26,908	3.89%	605,819	22,327	3.68%	576,257	23,248	4.03%
Non-interest-earning assets	26,920			19,721			23,573
Total assets	$720,011			$625,540			$599,830

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$31,971	$52	0.16%	$27,549	$45	0.16%	$25,184	$40	0.16%
Savings and clubs	93,794	253	0.27%	95,731	255	0.27%	96,424	256	0.27%
Money market	161,391	844	0.52%	142,252	692	0.49%	116,535	536	0.46%
Certificates of deposit	227,713	2,092	0.92%	197,447	1,831	0.93%	191,854	1,931	1.01%
Mortgagors deposits	2,280	28	1.23%	1,956	30	1.53%	1,955	34	1.74%
Total deposits	517,149	3,269	0.63%	464,935	2,853	0.61%	431,952	2,797	0.65%
Borrowed money	79,633	1,270	1.59%	46,702	1,089	2.33%	51,264	1,154	2.25%
Total interest-bearing liabilities	596,782	4,539	0.76%	511,637	3,942	0.77%	483,216	3,951	0.82%
Non-interest-bearing liabilities:
Demand deposits	54,620			52,866			55,405
Other liabilities	14,237			7,337			7,983
Total liabilities	665,639			571,840			546,604
Net loss attributable to non-controlling interest	—			(466)			(180)
Stockholders' equity	54,372			54,166			53,406
Total liabilities & equity	$720,011			$625,540			$599,830
Net interest income		$22,369			$18,385			$19,297

Average interest rate spread			3.13%			2.91%			3.22%

Net interest margin			3.23%			3.03%			3.35%

Ratio of average interest-earning assets to interest-bearing liabilities			116.14%			118.41%			119.25%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2016, 2015, and 2014 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2016 vs. 2015 Increase (Decrease) due to			2015 vs. 2014 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$6,583	$(1,855)	$4,728	$1,458	$(2,218)	$(760)
Mortgage-backed securities	10	(48)	(38)	(269)	34	(235)
Investment securities	(179)	78	(101)	(31)	37	6
Restricted cash deposit	—	—	—	—	—	—
Equity securities	63	1	64	(13)	6	(7)
Other investments and federal funds sold	(180)	108	(72)	91	(16)	75
Total interest-earning assets	6,297	(1,716)	4,581	1,236	(2,157)	(921)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	7	—	7	4	1	5
Savings and clubs	(5)	3	(2)	(2)	1	(1)
Money market savings	93	59	152	118	38	156
Certificates of deposit	281	(20)	261	56	(156)	(100)
Mortgagors deposits	5	(7)	(2)	—	(4)	(4)
Total deposits	381	35	416	176	(120)	56
Borrowed money	768	(587)	181	(103)	38	(65)
Total interest-bearing liabilities	1,149	(552)	597	73	(82)	(9)

Net change in net interest income	$5,148	$(1,164)	$3,984	$1,163	$(2,075)	$(912)

Comparison of Financial Condition at March 31, 2016 and 2015

Assets

At March 31, 2016, total assets increased $65.9 million, or 9.8%, to $741.7 million, compared to $675.8 million at March 31, 2015. The overall change was primarily driven by an increase of $104.5 million in the loan portfolio, net of the allowance for loan losses, partially offset by a decrease of $40.6 million in the investment portfolio.

Total investment securities decreased $40.6 million, or 36.2%, to $71.5 million at March 31, 2016, compared to $112.1 million at March 31, 2015 as cash generated from calls and sales of securities was redeployed into higher yielding loans.

Loans, net increased $105.3 million, or 21.8%, to $589.0 million at March 31, 2016, compared to $483.8 million at March 31, 2015 following growth in commercial mortgage and business loans from loan purchases and originations.

Liabilities and Equity

Liabilities

Total liabilities increased $65.4 million, or 10.5%, to $687.5 million at March 31, 2016, compared to $622.1 million at March 31, 2015, following growth in deposits.

Deposits increased $79.0 million, or 15.0%, to $606.7 million at March 31, 2016, compared to $527.8 million at March 31, 2015, due primarily to increases in broker deposits, institutional certificates of deposits and core money market accounts.

Advances from the FHLB-NY and other borrowed money decreased $15.0 million, or 18.0%, to $68.4 million at March 31, 2016, compared to $83.4 million at March 31, 2015, as the increase in deposits provided the Company with the opportunity to pay off maturing short-term borrowings.

Equity

Total equity increased $570 thousand, or 1.1%, to $54.2 million at March 31, 2016, compared to $53.6 million at March 31, 2015. The increase was due to a $738 thousand reduction in unrealized losses on investments.

Comparison of Operating Results for the Years Ended March 31, 2016 and 2015

Net Income/Loss

Net loss for fiscal year 2016 was $170 thousand compared to net loss of $272 thousand for the prior year period, an improvement of $102 thousand. The change was primarily driven by higher net interest income and offset by provisions for loan losses in the current period compared to recoveries of loan losses in the prior year. The provision for loan losses increased primarily as a result of the 21.8% increase in the Bank's loan portfolio during the current year, including increased concentrations in the commercial real estate loan portfolio. The Bank also recognized a gain in fiscal 2016 on the sale and leaseback of one of its branch locations.

Net Interest Income

Net interest income increased $4.0 million, or 21.7%, to $22.4 million for fiscal year 2016, compared to $18.4 million for the prior year period. The increase was due to an increase of $4.6 million in interest income, which was partially offset by an increase of $597 thousand in interest expense.

Interest income increased $4.6 million, or 20.5%, to $26.9 million compared to $22.3 million for the prior year period, primarily due to an increase of $4.7 million in interest income on loans. The higher loan income was driven by a significant increase in the Bank's average loan balances. Although the average yield on loans decreased 33 basis points from 4.84% to 4.51%, a $135.9 million increase in the average loan balances resulted in higher interest income.

Interest expense increased $597 thousand, or 15.1%, to $4.5 million compared to $3.9 million for the prior year period, primarily due to the Bank's deposit growth. Interest expense on deposits increased $416 thousand due to higher average balances in certificates of deposits of $30.3 million and in money market accounts of $19.1 million.

Provision for (Recovery of) Loan Losses

The Bank recorded a $1.5 million provision for loan losses for fiscal year 2016, compared to a $2.8 million recovery of loan losses for the prior year period. For the year ended March 31, 2016, net charge-offs of $691 thousand were recognized, compared to net charge-offs of $96 thousand in the prior year period. The increase in the provision for loan losses was primarily due to the loan growth during the fiscal year. At March 31, 2016, non-performing assets totaled $17.5 million, or 2.4% of total assets, compared to $15.5 million, or 2.3% of total assets at March 31, 2015. The allowance for loan losses was $5.2 million at March 31, 2016, which represents a ratio of the allowance for loan losses to non-performing loans of 37.5% compared to $4.4 million, and 53.3% at March 31, 2015. Non-performing loans increased 66.2% during the fiscal year, primarily due to an increase in impaired commercial real estate and business loans. However, the ratio of the allowance for loan losses to total loans receivable decreased to 0.89% at March 31, 2016, compared to 0.92% at March 31, 2015.

Non-interest Income

Non-interest income increased $1.0 million, or 17.4%, to $6.5 million compared to $5.6 million in the prior year period. The increase was primarily attributed to a $1.2 million gain recognized on the sale and leaseback of one of the Bank's branch locations conducted as part of Carver's ongoing site rationalization efforts. The increase was also attributable to gains on sales of loans and real estate owned during the fiscal year. Other non-interest income in the prior year included a $323 thousand grant award from the Community Development Financial Institutions Fund (the "CDFI Fund") of the U.S. Treasury Department.

Non-interest Expense

Non-interest expense increased $269 thousand, or 1.0%, to $27.5 million compared to $27.2 million in the prior year period. Net occupancy expense increased $856 thousand primarily due to the early termination of the lease for the Bank's administrative office in Brooklyn during the fourth quarter, and the acceleration of expenses due to the closing of a branch during the fiscal year. This was partially offset by decreases of $265 thousand in equipment, $230 thousand in employee compensation and benefits and $159 thousand in data processing charges compared to the prior year period.

Income Taxes

Income tax expense was $128 thousand for the fiscal year ended March 31, 2016 compared to $166 thousand in the prior year period.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2016.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $15.0 million during fiscal year 2016 as deposits replaced maturing short-term borrowings. At March 31, 2016, the Bank had $25.0 million in borrowings with a weighted average rate of 1.5% maturing over the next three years. The continued disruption in the credit markets has not materially impacted the Company's ability to access borrowings.  At March 31, 2016, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $30.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2016 and 2015, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $63.7 million and $51.0 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2016, total cash and cash equivalents increased by $12.7 million to $63.7 million reflecting cash provided by financing activities of $64.0 million and cash provided by operating activities of $490 thousand, offset by cash used in investing activities of $51.8 million.

Net cash provided by financing activities of $64.0 million resulted from a net increase in deposits of $79.0 million, offset by a decrease in FHLB-NY advances and other borrowings of $15.0 million. Net cash used in investing activities of $51.8 million was primarily attributed to loan originations and purchases of $205.5 million, offset by loan principal repayments of $81.1 million, proceeds from loan sales of $18.1 million, $4.1 million in proceeds from sales of real estate loans and investment calls and maturities of $46.5 million. Net cash provided by operating activities totaled $490 thousand for the fiscal year.

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

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015, three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  There were no repurchases during fiscal 2016. At March 31, 2016 the Bank continues to service 140 loans with a principal balance of $25.6 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $186 thousand as of March 31, 2016.

The table below summarizes changes in our representation and warranty reserves in fiscal 2016:

$ in thousands	March 31, 2016
Representation and warranty repurchase reserve, as of March 31, 2015 (1)	$406
Net recovery of repurchase losses (2)	(220)
Net realized losses (2)	—
Representation and warranty repurchase reserve, as of March 31, 2016 (1)	$186
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

The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2016.

The Bank has contractual obligations at March 31, 2016 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations:
FHLB advances	$50,000	$25,000	$25,000	$—	$—
Guaranteed preferred beneficial interest in junior subordinated debentures	18,403	—	5,000	—	13,403
Total long-term debt obligations	68,403	25,000	30,000	—	13,403
Operating lease obligations:
Lease obligations for rental properties	5,055	1,306	2,345	954	450
Total contractual obligations	$73,458	$26,306	$32,345	$954	$13,853

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

In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. The NMTC compliance period was completed and CDEs 2-9, 11 and 12 were dissolved in March 2016.

In addition, CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. As of March 31, 2016, all three allocation awards have been fully utilized in qualifying projects.

The Bank's VIEs, consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12 (3)	—	40,000	2,362	—	2,362	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,645	20,645	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,951	10,951	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,129	12,129	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,281	12,281	—	1	—	4,875	4,876
Total	$5,850	$149,000	$2,362	$103,289	$105,651	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed below.
(2) Entity dissolved May 2015
(3) CDEs 2-9, 11-12 dissolved March 2016.

Regulatory Capital Position

The Bank must satisfy minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

 At March 31, 2016, the Bank had a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 12.66%, 9.22%, 12.66% and 14.04%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 11 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

Recently Issued but not yet Adopted Accounting Standards

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments are intended to clarify consolidation guidance for legal entities such as limited partnerships and limited liability companies and simplify consolidation accounting by reducing the number of consolidation models. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. The adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments will (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)," which amends the revenue recognition standard that was issued in 2014. The amendments clarify the guidance on asessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carver Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and subsidiaries (the Company) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 to the consolidated financial statements, the Company restated its consolidated financial statements for the fiscal year ended March 31, 2015 and each of the quarters of 2015 and 2016.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has deferred interest payments on its junior subordinated debentures through March 31, 2016. Under the terms of the debentures, the Company may defer payments for up to twenty consecutive quarters without creating an event of default. Payment for the twentieth quarterly interest deferral period is due in September 2016 and is subject to approval by the Company's banking regulator. The ability of the Company to meet its debt service obligations raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
August 12, 2016

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2016	March 31, 2015 Restated (1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$63,156	$44,864
Money market investments	504	6,128
Total cash and cash equivalents	63,660	50,992
Restricted cash	225	6,354
Investment securities:
Available-for-sale, at fair value	56,180	100,204
Held-to-maturity, at amortized cost (fair value of $15,653 and $12,231 at March 31, 2016 and March 31, 2015, respectively)	15,311	11,922
Total investments	71,491	112,126

Loans held-for-sale (“HFS”)	2,495	2,724

Loans receivable:
Real estate mortgage loans	517,785	412,688
Commercial business loans	71,192	70,640
Consumer loans	42	434
Loans, net	589,019	483,762
Allowance for loan losses	(5,232)	(4,428)
Total loans receivable, net	583,787	479,334
Premises and equipment, net	5,983	7,075
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,883	3,519
Accrued interest receivable	3,647	2,781
Other assets	7,557	10,875
Total assets	$741,728	$675,780

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$95,230	$95,009
Non-interest bearing checking	56,634	50,731
Interest-bearing checking	33,106	30,860
Money market	163,380	148,702
Certificates of deposit	255,854	200,123
Mortgagors deposits	2,537	2,336
Total deposits	606,741	527,761
Advances from the FHLB-NY and other borrowed money	68,403	83,403
Other liabilities	12,369	10,971
Total liabilities	$687,513	$622,135
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 issued; 3,696,087 shares outstanding at March 31, 2016 and March 31, 2015)	61	61
Additional paid-in capital	55,470	55,468
Accumulated deficit	(45,710)	(45,540)
Treasury stock, at cost (1,944 shares at March 31, 2016 and March 31, 2015)	(417)	(417)
Accumulated other comprehensive loss	(307)	(1,045)
Total equity	54,215	53,645
Total liabilities and equity	$741,728	$675,780
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2016	2015 Restated (1)
Interest income:
Loans	$24,702	$19,974
Mortgage-backed securities	761	799
Investment securities	1,295	1,339
Money market investments	150	215
Total interest income	26,908	22,327

Interest expense:
Deposits	3,269	2,853
Advances and other borrowed money	1,270	1,089
Total interest expense	4,539	3,942
Net interest income	22,369	18,385
Provision for (recovery of) loan losses	1,495	(2,842)
Net interest income after provision for (recovery of) loan losses	20,874	21,227

Non-interest income:
Depository fees and charges	3,112	3,595
Loan fees and service charges	940	708
Gain on sale of securities, net	1	8
Gain (loss) on sale of loans, net	499	(2)
Gain on sale of real estate owned, net	35	5
Gain on sale of building, net	1,221	—
Lower of cost or market adjustment on loans held-for-sale	1	(28)
Other	726	1,282
Total non-interest income	6,535	5,568

Non-interest expense:
Employee compensation and benefits	11,358	11,588
Net occupancy expense	4,695	3,839
Equipment, net	635	900
Data processing	1,100	1,259
Consulting fees	1,058	1,003
Federal deposit insurance premiums	527	603
Other	8,078	7,990
Total non-interest expense	27,451	27,182

Loss before income taxes	(42)	(387)
Income tax expense	128	166
Consolidated net loss	(170)	(553)
Less: Net loss attributable to non-controlling interest	—	(281)
Net loss attributable to Carver Bancorp, Inc.	$(170)	$(272)

Loss per common share:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended March 31,
$ in thousands	2016	2015 Restated (1)
Net loss attributable to Carver Bancorp, Inc.	$(170)	$(272)

Other comprehensive income, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	739	3,731
Less: Reclassification adjustment for sales of available-for-sale securities, net of income tax expense of $0	1	8
Total other comprehensive income, net of tax	738	3,723

Total comprehensive income, net of tax attributable to Carver Bancorp, Inc.	$568	$3,451
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity
Balance—March 31, 2014 Restated (1)	$45,118	$61	$56,114	$(45,268)	$(417)	$(4,768)	$(369)	$50,471
Net loss	—	—	—	$(272)	—	—	—	(272)
Other comprehensive income, net of tax	—	—	—	—	—	3,723	—	3,723
Transfer of ownership from non-controlling interest (2)	—	—	(650)	—	—	—	650	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(281)	(281)
Stock based compensation expense	—	—	4	—	—	—	—	4
Balance—March 31, 2015 Restated (1)	45,118	61	55,468	(45,540)	(417)	(1,045)	—	53,645
Net loss	—	—	—	(170)	—	—	—	(170)
Other comprehensive income, net of tax	—	—	—	—	—	738	—	738
Stock based compensation expense	—	—	2	—	—	—	—	2
Balance—March 31, 2016	$45,118	$61	$55,470	$(45,710)	$(417)	$(307)	$—	$54,215
(1) March 31, 2015 and 2014 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.
(2) Carrying amount of non-controlling interest adjusted to reflect the transfer of ownership interest under ASC Topic 810.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2016	2015 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before attribution of non-controlling interest	$(170)	$(553)
Net loss attributable to non-controlling interest, net of taxes	—	(281)
Net loss attributable to Carver Bancorp, Inc.	(170)	(272)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) loan losses	1,495	(2,842)
Stock based compensation expense	2	4
Depreciation and amortization expense	1,415	1,052
Market adjustment on real estate owned	—	(216)
Gain on sale of real estate owned	(35)	(5)
Gain on sale of securities, net	(1)	(8)
(Gain) loss on sale of loans, net	(499)	2
Gain on sale of building	(1,221)	—
Market adjustment on held-for-sale loans	(1)	28
Amortization and accretion of loan premiums and discounts and deferred charges, net	188	(223)
Amortization and accretion of premiums and discounts - securities, net	171	223
Assets repurchased from third parties	—	(174)
Increase in accrued interest receivable	(866)	(224)
(Increase) decrease in other assets	(2,075)	3,477
(Decrease) increase in other liabilities	2,087	2,796
Net cash provided by operating activities	490	3,618
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities: Available-for-sale	(148)	(28,200)
Purchases of securities: Held-to-maturity	(5,118)	—
Proceeds from principal payments, maturities, calls and sales of securities: Available-for-sale	44,696	16,209
Proceeds from principal payments, maturities and calls of securities: Held-to-maturity	1,770	886
Originations of loans held-for-investment	(100,100)	(66,783)
Loans purchased from third parties	(105,445)	(87,292)
Principal collections on loans	81,102	59,097
Proceeds from sale of loans held-for-sale	730	—
Proceeds on sale of loans	18,119	—
Change in loans	183	215
Decrease in restricted cash	6,129	—
Redemption (purchase) of FHLB-NY stock	636	(418)
Purchase of premises and equipment	(574)	(289)
Proceeds from sale of building	2,113	—
Proceeds from sale of real estate owned	4,105	—
Net cash used in investing activities	(51,802)	(106,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	78,980	18,395
Net (decrease) increase in FHLB-NY advances and other borrowings	(15,000)	13,000
Net cash provided by financing activities	63,980	31,395
Net increase (decrease) in cash and cash equivalents	12,668	(71,562)
Cash and cash equivalents at beginning of period	50,992	122,554
Cash and cash equivalents at end of period	$63,660	$50,992

Supplemental cash flow information:
Noncash financing and investing activities
Transfer of loans held-for-investment to loans held-for-sale	$730	$—
Transfer into real estate owned	$738	$2,775

Cash paid for:
Interest	$4,085	$3,474
Income taxes	$217	$161
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Interest on the debentures has been deferred, per the terms of the agreement, as the Company is prohibited from making payments without prior approval.

Carver relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to Carver, and the FRB regulates dividends paid by Carver. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended Carver’s regular quarterly cash dividend on its common stock. There are no assurances that dividend payments to Carver will resume.

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2016.

Debenture interest payments on the Carver Statutory Trust I capital securities remain on a deferral status, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods. The quarter ended September 30, 2016 will represent the twentieth consecutive quarterly period for which interest payments have been deferred. The Company has expensed the deferred interest through the current period and currently has cash available to make the payment upon receipt of regulatory approval. We have applied for regulatory approval to make interest payments on our Trust Preferred Debt securities in September 2016 and are not aware of any information as to whether or not such approval will be granted. In connection with its application to the FRB to distribute the deferred interest payments, the Company anticipates that the FRB will review the Company’s internal assessment process for capital adequacy, the appropriate of the Company’s capital level given its overall risk profile, as well as the comprehensiveness and effectiveness of management’s capital planning. There can be no assurance that the FRB will not have a supervisory objection to the Company’s application, and, therefore, the Company has no control over whether or not the FRB will permit the deferred interest payments. In the event that the deferred interest payments on the debentures are not paid by September 19, 2016, an event of default will have occurred. If the Company fails to cure such default for a period within 30 days, either the debenture trustee or the holders of not less than 25% of the aggregate principal amount of the debentures then outstanding may, by written notice to the Company, declare the entire principal of the debentures and the interest accrued thereon to be due and payable immediately. If the Company is unable to pay the principal and interest of the debentures due to regulatory restrictions or otherwise, the holders may, thereafter, determine to sue the Company for nonpayment, which lawsuit could include a petition for involuntary bankruptcy. Based on the foregoing matters, there is substantial doubt about our ability to continue as a going concern.

The Company has prepared the consolidated financial statements contained in this annual report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company has expensed the deferred interest as necessary and currently has cash available to make the payment upon receipt of regulatory approval.

Regulation

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

On May 24, 2016, the Bank entered into a Formal Agreement with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Formal Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359.

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

Restatement

On July 12, 2016, the Finance and Audit Committee of the Board of Directors of Carver Bancorp, Inc., after consultation with KPMG LLP, our independent registered public accounting firm, determined that our consolidated financial statements for the fiscal year ended March 31, 2015, and each of the quarters of 2015 and 2016 should no longer be relied upon.

Within this report, we have included restated audited results as of and for the year ended March 31, 2015 as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2015, which we refer to as the Restatement.  Our consolidated financial statements as of and for the year ended March 31, 2015 included in this Annual Report on Form 10-K has been restated from the consolidated financial statements included on our Annual Report on Form 10-K for the year ended March 31, 2015.

The Restatement corrects a material error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system service provider. In fiscal 2016, Carver Bancorp recognized expenses on invoices paid to its core system provider, and during the course of preparation of the fiscal 2016 consolidated financial statements and audit, management determined that $613 thousand of expenses should have been recognized in fiscal 2015. The cumulative adjustments to correct the errors in the consolidated financial statements as of March 31, 2015 decreased previously reported Accumulated Deficit and increased previously reported Other Liabilities by $613 thousand. The impact of the correction also decreased previously reported Net Income by $613 thousand and previously reported earnings per share by $0.17.

Management identified an accounting error related to the sale of a loan that impacted the issued financial statements for years prior to 2016.  The 2015 financial statements were restated within the Company’s fiscal year 2016 Form 10-K to allow for the correction of this error in 2016. The adjustment to correct the error related to the financial statements is reflected as an increase of $598 thousand in the Accumulated Deficit balance at April 1, 2014 (FY 2015), as shown in the Statements of Changes in Equity, and a decrease in March 31, 2015 Other Assets and Accumulated Deficit balances, as shown in the Statement of Financial Condition, within Carver’s fiscal year 2016 Form 10-K.

Management also identified an accounting error related to the reporting of earnings per share (EPS).   Under the two class method of computing EPS, the Company has two classes of stock to which undistributed earnings are allocated.  Previously, the impact of the undistributed earnings allocated to the shares of the Company’s Series D convertible preferred stock had not been considered in this computation.  Basic and Diluted EPS amounts are updated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock which, under certain circumstances, could convert to 5,518,006 shares of common stock. There was no impact for fiscal year 2015 due to the fact that the Company recorded a net loss.  Refer to Note 18 for the quarterly impact for those periods where EPS was restated.

In addition to the errors described above, adjustments have been made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to accrued liabilities, provision for loan losses and certain reclassification entries.

For the year ended March 31, 2015, the Restatement for the material error reported a $613 thousand decrease in net income offset to an increase in other liabilities. The correction of certain other errors resulted in a reclass between cash flow from operating activities to the cash flow from investing activities section of the Consolidated Statement of Cash Flow. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this 2016 Form 10-K. For discussion of the Restatement adjustments, see Item 8. Financial Statements and Supplementary Data, Note 10 - Loss per Common Share and Note 18 – Quarterly Financial Data (Unaudited). The following analysis includes the financial statements as originally reported and as adjusted and takes into account the following adjustments.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015
$ in thousands except per share data	As Previously Reported	Adjustment	As Restated
ASSETS
Cash and cash equivalents:
Cash and due from banks	$44,864	—	$44,864
Money market investments	6,128	—	6,128
Total cash and cash equivalents	50,992	—	50,992
Restricted cash	6,354	—	6,354
Investment securities:
Available-for-sale, at fair value	101,185	(981)	100,204
Held-to-maturity, at amortized cost (fair value of $15,653 and $12,231 at March 31, 2016 and March 31, 2015, respectively)	11,922	—	11,922
Total investments	113,107	(981)	112,126

Loans held-for-sale (“HFS”)	2,576	148	2,724

Loans receivable:
Real estate mortgage loans	412,204	484	412,688
Commercial business loans	70,555	85	70,640
Consumer loans	434	—	434
Loans, net	483,193	569	483,762
Allowance for loan losses	(4,477)	49	(4,428)
Total loans receivable, net	478,716	618	479,334
Premises and equipment, net	7,075	—	7,075
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	3,519	—	3,519
Accrued interest receivable	2,781	—	2,781
Other assets (1)	11,266	(391)	10,875
Total assets	$676,386	$(606)	$675,780

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$95,009	—	95,009
Non-interest bearing checking	50,731	—	50,731
Interest-bearing checking	30,860	—	30,860
Money market	148,702	—	148,702
Certificates of deposit	200,123	—	200,123
Mortgagors deposits	2,336	—	2,336
Total deposits	527,761	—	527,761
Advances from the FHLB-NY and other borrowed money	83,403	—	83,403
Other liabilities	10,243	728	10,971
Total liabilities	621,407	728	622,135
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	—	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 issued; 3,696,087 shares outstanding at March 31, 2016 and March 31, 2015)	61	—	61
Additional paid-in capital	55,468	—	55,468
Accumulated deficit	(44,206)	(1,334)	(45,540)
Treasury stock, at cost (1,944 shares at March 31, 2016 and March 31, 2015)	(417)	—	(417)
Accumulated other comprehensive loss	(1,045)	—	(1,045)
Total equity	54,979	(1,334)	53,645
Total liabilities and equity	$676,386	$(606)	$675,780

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2015
$ in thousands except per share data	As Previously Reported	Adjustment	As Restated
Interest income:
Loans	$19,974	—	$19,974
Mortgage-backed securities	799	—	799
Investment securities	1,339	—	1,339
Money market investments	215	—	215
Total interest income	22,327	—	22,327

Interest expense:
Deposits	2,853	—	2,853
Advances and other borrowed money	1,089	—	1,089
Total interest expense	3,942	—	3,942
Net interest income	18,385	—	18,385
Provision for (recovery of) loan losses	(3,010)	168	(2,842)
Net interest income after provision for (recovery of) loan losses	21,395	(168)	21,227

Non-interest income:
Depository fees and charges	3,595	—	3,595
Loan fees and service charges	708	—	708
Gain on sale of securities, net	8	—	8
Gain (loss) on sale of loans, net	(2)	—	(2)
Gain on real estate owned, net	5	—	5
Lower of cost or market adjustment on loans held-for-sale	(28)	—	(28)
Other	1,282	—	1,282
Total non-interest income	5,568	—	5,568

Non-interest expense:
Employee compensation and benefits	11,588	—	11,588
Net occupancy expense	3,839	—	3,839
Equipment, net	900	—	900
Data processing	733	526	1,259
Consulting fees	952	51	1,003
Federal deposit insurance premiums	603	—	603
Other	8,099	(109)	7,990
Total non-interest expense	26,714	468	27,182

Income (loss) before income taxes	249	(636)	(387)
Income tax expense	166	—	166
Consolidated net income (loss)	83	(636)	(553)
Less: Net loss attributable to non-controlling interest	(281)	—	(281)
Net income (loss) attributable to Carver Bancorp, Inc.	$364	$(636)	$(272)

Earnings (loss) per common share:
Basic	$0.10	(0.17)	$(0.07)
Diluted	$0.10	(0.17)	$(0.07)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions, federal funds sold and other short-term instruments with an original maturity of three months or less.  Federal funds sold are generally sold for one-day periods.  The amounts due from depository institutions include a non-interest bearing account held at the Federal Reserve Bank where any additional cash reserve required on demand deposits would be maintained.  Currently, this reserve requirement is zero since the Bank's vault cash satisfies cash reserve requirements for deposits.

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

During fiscal years 2016 and 2015, no other-than-temporary impairment charges were recorded.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s Loss Emergence Period (LEP) assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all segments. In some segments, such as Commercial Real Estate, Multifamily and Business, the Bank demonstrates an LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

Concentration of Risk

The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in New York City.  Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's real estate market conditions. Qualitative factors in the ALLL calculation incorporate the Bank's concentration risk.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. On a quarterly basis, these shares are evaluated for other-than-temporary impairment. We do not consider these shares to be other-than-temporarily impaired at March 31, 2016. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets are included in Other Assets and measured at fair value.

Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of acquisition less estimated selling costs. Any subsequent adjustments will be to the lower of cost or market. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors.  The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions.  Costs incurred to improve properties or prepare them for sale are capitalized.  Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred.  Gains or losses on sale of properties are recognized as incurred.

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

Earnings (Loss) per Common Share

The Company has preferred stock series D shares which if exercised could convert to common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period.

Preferred and Common Dividends

The Company is prohibited from paying any dividends without prior regulatory approval pursuant to the terms of the Formal Agreement and Resolution to which it is subject, and is generally subject to regulations governing the payment of dividends.  See Item 1 - Business - Regulation and Supervision - Enforcement Actions.  There are no assurances that the payments of common stock dividends will resume.

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

Impact of Recent Accounting Standards Not Yet Adopted

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments are intended to clarify consolidation guidance for legal entities such as limited partnerships and limited liability companies and simplify consolidation accounting by reducing the number of consolidation models. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. The adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments will (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)," which amends the revenue recognition standard that was issued in 2014. The amendments clarify the guidance on asessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

NOTE 3.	INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2016, $56.2 million, or 78.6%, of the Bank’s total securities were classified as available-for-sale, and the remaining $15.3 million, or 21.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2016.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2016:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,578	$45	$—	$4,623
Federal Home Loan Mortgage Corporation	7,778	—	100	7,678
Federal National Mortgage Association	7,860	—	36	7,824
Other	45	—	—	45
Total mortgage-backed securities	20,261	45	136	20,170
U.S. Government Agency Securities	26,077	27	35	26,069
Other investments	10,148	—	207	9,941
Total available-for-sale	56,486	72	378	56,180
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	2,379	150	—	2,529
Federal National Mortgage Association	11,932	192	—	12,124
Total held-to-maturity mortgage-backed securities	14,311	342	—	14,653
Corporate Bonds	1,000	—	—	1,000
Total held-to-maturity	15,311	342	—	15,653
Total securities	$71,797	$414	$378	$71,833
The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2015:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$5,575	$9	$57	$5,527
Federal Home Loan Mortgage Corporation	10,705	10	127	10,588
Federal National Mortgage Association	10,925	35	103	10,857
Other	47	—	—	47
Total mortgage-backed securities	27,252	54	287	27,019
U.S. Government Agency Securities	58,464	48	662	57,850
Other investments (1)	15,533	—	198	15,335
Total available-for-sale	101,249	102	1,147	100,204
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	3,100	232	—	3,332
Federal National Mortgage Association	8,822	77	—	8,899
Total held-to-maturity mortgage-backed securities	11,922	309	—	12,231
Total held-to-maturity	11,922	309	—	12,231
Total securities	$113,171	$411	$1,147	$112,435
(1) March 31, 2015 balance has been been restated from previously reported amounts to correct the classification of $981 thousand of interest-bearing deposits from available-for-sale securities to other assets.

The following is a summary regarding proceeds from securities sales of the available-for-sale portfolio for the years ended March 31:

$ in thousands	2016	2015
Available-for-Sale:
Proceeds	$4,951	$994
Gross gains	2	8
Gross losses	1	—

There were no sales of held-to-maturity securities in fiscal years 2016 or 2015. The net unrealized loss on available-for-sale securities was $307 thousand at March 31, 2016, compared to $1.0 million at March 31, 2015.

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

At March 31, 2016 the Bank pledged securities of $60.8 million as collateral for advances from the FHLB-NY.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2016 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$136	$15,502	$136	$15,502
U.S. Government Agency Securities	3	2,996	32	11,242	35	14,238
Other investments (1)	—	—	207	9,793	207	9,793
Total available-for-sale securities	$3	$2,996	$375	$36,537	$378	$39,533
(1) CRA fund comprised of over 95% agency securities

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
(1) CRA fund comprised of over 95% agency securities

A total of 13 securities had an unrealized loss at March 31, 2016 compared to 23 at March 31, 2015. Mortgage-backed securities and U.S. Government securities represented 39.2% and 36.0%, respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2016. There were six mortgage-backed securities, six U.S. Government Agency securities, and one investment in a CRA fund that had an unrealized loss position for more than 12 months at March 31, 2016. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). At March 31, 2016 and 2015, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2016, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$4,999	$4,991	1.52%
Five through ten years	12,122	12,108	2.06%
After ten years	39,365	39,081	1.50%
	56,486	56,180	1.63%
Held-to-maturity:
Five through ten years	6,921	7,089	3.02%
After ten years	8,390	8,564	2.53%
	$15,311	$15,653	2.75%

NOTE 4.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at March 31:

	March 31, 2016		March 31, 2015
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$141,243	24%	$125,549	26%
Multifamily	94,202	16%	93,692	19%
Commercial real estate	272,497	47%	186,504	39%
Construction	5,033	1%	5,107	1%
Business	71,277	12%	70,765	15%
Consumer (1)	42	—%	434	—%
Total loans receivable (2)	584,294	100%	482,051	100%

Unamortized premiums, deferred costs and fees, net	4,725		1,711

Allowance for loan losses	(5,232)		(4,428)
Total loans receivable, net	$583,787		$479,334

Loans held-for-sale (2)	$2,495		$2,724
(1) Includes personal loans
(2) March 31, 2015 balances have been restated from previously reported results for the $701 thousand reclassification of negative escrow balances from Other Assets to Loans Receivable and Loans Held for Sale.

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Mortgage loan portfolios serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $28.1 million, $30.6 million and $33.6 million at March 31, 2016, 2015, and 2014, respectively.

At March 31, 2016 the Bank pledged $38.3 million in total mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2016:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	389	340	—	—	176	517	1,422
Recoveries	113	—	9	—	578	31	731
Provision for (Recovery of) Loan Losses	3	460	770	(37)	(193)	492	1,495
Ending Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,602	622	1,787	62	548	21	4,642
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	95	—	21	—	474	—	590

Loan Receivables Ending Balance	$143,667	$95,648	$273,470	$5,000	$71,192	$42	$589,019
Ending Balance: collectively evaluated for impairment	139,031	93,879	267,176	5,000	64,326	42	569,454
Ending Balance: individually evaluated for impairment	4,636	1,769	6,294	—	6,866	—	19,565

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2015:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$3,396	$422	$1,835	$—	$1,705	$8	$7,366
Charge-offs	687	132	—	—	320	498	1,637
Recoveries	380	82	256	—	816	7	1,541
Provision for (Recovery of) Loan Losses	(1,119)	130	(1,062)	99	(1,388)	498	(2,842)
Ending Balance (1)	$1,970	$502	$1,029	$99	$813	$15	$4,428

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,683	272	953	99	801	15	3,823
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	287	230	76	—	12	—	605

Loan Receivables Ending Balance (2)	$127,056	$94,590	$185,966	$5,076	$70,640	$434	$483,762
Ending Balance: collectively evaluated for impairment	120,009	93,234	183,345	5,076	65,284	434	467,382
Ending Balance: individually evaluated for impairment	7,047	1,356	2,621	—	5,356	—	16,380
(1) March 31, 2015 balances have been restated from previously reported results to correct for certain errors from prior periods.
(2) March 31, 2015 balances have been restated from previously reported results for the $701 thousand reclassification of negative escrow balances from Other Assets to Loans Receivable.

The following is an analysis of the allowance for loan losses for the years ended March 31:

$ in thousands	2016	2015 Restated (1)
Balance at beginning of the year	$4,428	$7,366
Charge-offs of loans	1,422	1,637
Recoveries of amounts previously charged off	731	1,541
Provision for (recovery of) loan losses	1,495	(2,842)
Balance at end of the year	$5,232	$4,428
(1) March 31, 2015 balances have been restated from previously reported results to correct for certain errors from prior periods.

At March 31, 2016 and 2015, the recorded investment in impaired loans was $19.6 million and $16.4 million, respectively. The related allowance for loan losses for these impaired loans was approximately $590 thousand and $605 thousand at March 31, 2016 and 2015, respectively.  Interest income of $476 thousand and $585 thousand for fiscal years 2016 and 2015 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms. At March 31, 2016 and 2015, there were no loans that were past due 90 days or more and still accruing.

The following is a summary of nonaccrual loans at March 31, 2016 and 2015.

$ in thousands	March 31, 2016	March 31, 2015
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$2,947	$3,664
Multifamily	1,769	1,053
Commercial real estate	5,338	2,817
Business	3,896	861
Total nonaccrual loans	$13,950	$8,395

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. Nonaccrual loans increased $5.6 million, or 66.2%, to $14.0 million at March 31, 2016 from $8.4 million at March 31, 2015, primarily due to an increase in impaired commercial real estate and business loans during the fiscal year. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2016 were $7.8 million, $2.2 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2015, total TDR loans were $8.2 million, of which $3.6 million were non-performing.

At March 31, 2016, other non-performing assets totaled $3.5 million which consisted of other real estate owned ("OREO") properties and held-for-sale loans. At March 31, 2016, other real estate owned valued at $1.0 million comprised of seven foreclosed properties, compared to $4.3 million comprised of ten properties at March 31, 2015. At March 31, 2016, held-for-sale loans totaled $2.5 million, compared to $2.7 million at March 31, 2015.
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

As of March 31, 2016, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,879	$262,937	$5,000	$61,331
Special Mention	—	4,239	—	2,039
Substandard	1,769	6,294	—	7,822
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$95,648	$273,470	$5,000	$71,192

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$140,720	$42
Non-Performing	2,947	—
Total	$143,667	$42

As of March 31, 2015, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,102	$181,455	$5,076	$62,460
Special Mention	—	1,890	—	1,065
Substandard	1,488	2,621	—	7,115
Doubtful	—	—	—	—
Loss	—	—	—	—
Total (1)	$94,590	$185,966	$5,076	$70,640

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$123,218	$434
Non-Performing	3,838	—
Total (1)	$127,056	$434
(1) March 31, 2015 balances have been restated from previously reported results for the $701 thousand reclassification of negative escrow balances from Other Assets to Loans Receivable.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2016.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$986	$—	$2,628	$3,614	$140,053	$143,667
Multifamily	—	—	1,769	1,769	93,879	95,648
Commercial real estate	889	3,410	—	4,299	269,171	273,470
Construction	—	—	—	—	5,000	5,000
Business	2,495	307	1,972	4,774	66,418	71,192
Consumer	2	—	—	2	40	42
Total	$4,372	$3,717	$6,369	$14,458	$574,561	$589,019

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2015.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables (1)
One-to-four family	$464	$—	$3,574	$4,038	$123,018	$127,056
Multifamily	—	434	1,054	1,488	93,102	94,590
Commercial real estate	1,150	936	1,102	3,188	182,778	185,966
Construction	—	—	—	—	5,076	5,076
Business	—	—	123	123	70,517	70,640
Consumer	—	1	—	1	433	434
Total	$1,614	$1,371	$5,853	$8,838	$474,924	$483,762
(1) March 31, 2015 balances have been restated from previously reported results for the $701 thousand reclassification of negative escrow balances from Other Assets to Loans Receivable.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2016 and 2015. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

Impaired Loans by Class

	At March 31,
	2016			2015 (1)
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$2,909	$4,101	$—	$2,752	$3,007	$—
Multifamily	1,769	2,122	—	237	237	—
Commercial real estate	5,405	5,572	—	1,880	1,880	—
Business	4,223	4,403	—	4,568	4,652	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
One-to-four family	1,727	1,727	95	4,295	4,541	287
Multifamily	—	—	—	1,119	1,349	230
Commercial real estate	889	889	21	741	741	76
Business	2,643	2,643	474	788	788	12
Total	$19,565	$21,457	$590	$16,380	$17,195	$605
(1) March 31, 2015 balances have been restated from previously reported results for the $701 thousand reclassification of negative escrow balances from Other Assets to Loans Receivable.

The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2016 and 2015.

	For the years ended March 31,
	2016		2015
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$2,835	$17	$1,669	$17
Multifamily	1,463	17	222	—
Commercial real estate	2,935	—	1,670	83
Construction	—	—	—	—
Business	3,662	93	3,903	215

With an allowance recorded:
One-to-four family	1,725	25	5,158	104
Multifamily	—	—	1,255	24
Commercial real estate	895	43	—	—
Business	2,340	85	855	18
Total	$15,855	$280	$14,732	$461

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

The following table presents an analysis of those loan modifications that were classified as TDRs during the twelve month periods ended March 31, 2016 and March 31, 2015:

	Modifications to loans during the years ended March 31,
	2016					2015
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	2	429	456	4.08%	4.89%	1	43	43	12%	12%
Commercial real estate	—	—	—	—%	—%	1	860	860	6.60%	6.60%
Business	—	—	—	—%	—%	2	788	788	8.25%	8.25%
Total	2	$429	$456			4	$1,691	$1,691

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal year ended March 31, 2016, two 1-4 family loans of $429 thousand were modified. For the fiscal year ended March 31, 2015, one commercial real estate loan of $860 thousand, two business loans totaling $788 thousand were extended and one 1-4 family loan of of $43 thousand was modified with interest rate concessions.

There were no loans at March 31, 2016 and March 31, 2015 that had been modified and subsequently defaulted.

For the fiscal year ended March 31, 2016, there were 11 loans in the TDR portfolio totaling $5.6 million that were on accrual status as the Company has determined that the future collection of the principal and interest is reasonably assured. This generally represents those borrowers who have performed according to the restructured terms for a period of at least six months. At March 31, 2015, there were 12 loans in the performing TDR portfolio totaling $4.6 million.

Transactions With Certain Related Persons

Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to our current directors, principal officers, nominees for election as directors, security holders known by us to own more than 5% of the outstanding shares of common stock, or associates of such persons (together, “related persons”), are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans outstanding to related parties was $4.4 million at March 31, 2016, and $4.2 million at March 31, 2015. During fiscal year 2016, advances totaled $1.3 million and principal repayments totaled $1.1 million. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

 Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.	OFFICE PROPERTIES AND EQUIPMENT, NET

The details of office properties and equipment as of March 31 are as follows:

$ in thousands	2016	2015
Land	$98	$155
Building and improvements	9,783	10,469
Leasehold improvements	6,530	8,064
Furniture, equipment, and other	12,759	12,399
	29,170	31,087
Less accumulated depreciation and amortization	(23,187)	(24,012)
Office properties and equipment, net	$5,983	$7,075

Depreciation and amortization charged to operations for fiscal years 2016 and 2015 amounted to $1.4 million and $1.1 million, respectively.

NOTE 6.	ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2016	2015
Loans receivable	$3,287	$2,337
Mortgage-backed securities	88	99
Investments and other interest-bearing assets	272	345
Total accrued interest receivable	$3,647	$2,781

NOTE 7.	DEPOSITS

Deposit balances and weighted average stated interest rates as of March 31 are as follows:

	2016			2015
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$56,634	9.32%	—%	$50,731	9.61%	—%
Interest-bearing checking	33,106	5.46	0.16	30,860	5.85	0.16
Savings	95,230	15.70	0.27	95,009	18.00	0.27
Money market savings account	163,380	26.93	0.52	148,702	28.18	0.49
Certificates of deposit	255,854	42.17	0.92	200,123	37.92	0.93
Mortgagors deposits	2,537	0.42	1.22	2,336	0.44	1.53
Total	$606,741	100.00%	0.59%	$527,761	100.00%	0.55%

Scheduled maturities of certificates of deposit for the year ended March 31, 2016 are as follows:

$ in thousands	Period to Maturity
Rate	< 1 Yr.	1-2 Yrs.	2-3 Yrs.	3+ Yrs.	Total 2016	Percent of Total
0% - 0.99%	$105,286	$6,328	$4,950	$4,125	$120,689	47.17%
1% - 1.99%	36,495	44,643	39,473	8,187	128,798	50.34
2% - 3.99%	5,299	9	822	233	6,363	2.49
4% and over	—	—	—	4	4	—
Total	$147,080	$50,980	$45,245	$12,549	$255,854	100.00%

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2016 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2016 to June 30, 2016	$64,469
July 1, 2016 to September 30, 2016	9,842
October 1, 2016 to March 31, 2017	50,512
April 1, 2017 and beyond	91,878
Total	$216,701

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2016	2015
Interest-bearing checking	$52	$45
Savings and clubs	253	255
Money market savings	844	692
Certificates of deposit	2,099	1,836
Mortgagors deposits	28	30
	3,276	2,858
Penalty for early withdrawal of certificates of deposit	(7)	(5)
Total interest expense	$3,269	$2,853

NOTE 8.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands	2016		2015
Maturing Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2016	—%	$—	0.34%	$40,000
2017	0.49	25,000	—	—
2018	—%	—	—%	—
2019 (1)	1.50%	$25,000	1.50%	$25,000
	1.00%	$50,000	0.79%	$65,000
(1) Effective rate is 2.13% which includes the net impact of the amortization of the termination fee on restructured borrowing.

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $222.5 million at March 31, 2016. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2016, advances were secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $2.9 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $38.3 million and mortgage-backed and investment securities with a market value of $60.8 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $30.1 million from the FHLB-NY at March 31, 2016. The accrued interest payable on FHLB advances was $32 thousand and the interest expense was $703 thousand for the year ended March 31, 2016. At March 31, 2015, the accrued interest payable on FHLB advances was $34 thousand and the interest expense was $541 thousand. The Bank completed a debt restructuring during the first quarter of fiscal year 2014 that allowed it to prepay a $25 million long-term borrowing and secure a new borrowing at a significantly lower rate. The termination fees and penalties associated with the borrowing were prepaid to the FHLB and amortized over five years.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Interest on the debentures has been deferred, per the terms of the agreement, as the Company is prohibited from making payments without prior approval.

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

The accrued interest payable on subordinated debt securities was $2.1 million and the interest expense was $567 thousand for the year ended March 31, 2016. The accrued interest payable on subordinated debt securities was $1.6 million and the interest expense was $549 thousand for the year ended March 31, 2015.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2016	2015
Amounts outstanding at the end of year:
FHLB advances	$50,000	$65,000
Subordinated debt securities	$18,403	$18,403

Rate paid at year end:
FHLB advances	1.00%	0.79%
Subordinated debt securities	3.23%	2.99%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$95,000	$65,000
Subordinated debt securities	$18,403	$18,403

Approximate average amounts outstanding for year:
FHLB advances	$61,230	$28,299
Subordinated debt securities	$18,403	$18,403

Approximate weighted average rate paid during year:
FHLB advances	1.15%	1.91%
Subordinated debt securities	3.08%	2.98%

NOTE 9.	INCOME TAXES

The components of income tax expense for the years ended March 31 are as follow:

$ in thousands	2016	2015
Income tax expense (benefit):
Current - Federal	$4	$—
Current - State	124	166
Total income tax expense (benefit)	$128	$166

There was no income tax expense attributable to equity for the two years ended March 31, 2016.

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2016		2015 Restated (1)
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(14)	34.0%	$(36)	34.0%
State and local income tax, net of Federal tax benefit	19	(44.6)	(49)	46.2
General business credit	(32)	76.7	(32)	30.2
Difference in rates	(23)	54.2	(1,568)	1,479.2
Valuation Allowance	330	(782.9)	1,832	(1,728.3)
Other	(152)	360.1	19	(17.9)
Total income tax expense	$128	(302.5)%	$166	(156.6)%
(1) March 31, 2015 balances have been restated from previously reported results to correct for certain other errors from prior periods.

Carver Federal's operating results includes a $128 thousand tax expense for the fiscal year ended March 31, 2016, which included a $330 thousand change in the valuation allowance taken on the Bank's deferred tax assets. For the fiscal year ended March 31, 2015, the total income tax expense of $166 thousand included a $1.8 million change in the valuation allowance.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2016	2015 Restated (1)
Deferred Tax Assets:
Allowance for loan losses	$2,230	$1,682
Nonaccrual loan interest	67	68
Purchase accounting adjustment	3	23
Net operating loss carryforward	17,400	17,742
New markets tax credit	2,207	2,207
Depreciation	1,863	977
Market value adjustment on HFS loans	13	464
Unrealized loss on available-for-sale securities	139	448
Other	415	946
Total Deferred Tax Assets	24,337	24,557
Deferred Tax Liabilities:
Income from affiliate	—	671
Other	593	162
Total Deferred Tax Liabilities	593	833
Deferred Tax Assets, net	23,744	23,724
Valuation Allowance	(23,744)	(23,724)
Deferred Tax Assets, net of valuation allowance	$—	$—
(1) March 31, 2015 balances have been restated from previously reported results to correct for certain other errors from prior periods.

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company expects to be subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $23.7 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A full valuation allowance for the remaining net deferred tax asset of $23.7 million has been recorded.

At March 31, 2016, the Company had net operating carryforwards for federal purposes of approximately $31.0 million, for state purposes of approximately $49.3 million and for city purposes of approximately $43.0 million which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2035.

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

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for years ended March 31:

$ in thousands except per share data	2016	2015 Restated (1)
Net loss available to common shareholders of Carver Bancorp, Inc.	$(170)	$(272)

Weighted average common shares outstanding – basic	3,696,420	3,696,359
Effect of dilutive MRP shares	4,000	253
Weighted average common shares outstanding – diluted	3,700,420	3,696,612

Basic (loss) earnings per common share	$(0.05)	$(0.07)
Diluted (loss) earnings per common share	$(0.05)	$(0.07)
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

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

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, and increased the minimum Tier 1 capital to risk-based assets requirement from 4% to 6% of risk-weighted assets. The final rule became effective for the Bank on January 1, 2015. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  The previously described Formal Agreement that Carver Federal entered into with the OCC included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12%. At March 31, 2016, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage ratio of 9.22%, total risk-based capital ratio of 14.04% and a Tier 1 risk-based capital ratio of 12.66%.

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

The table below presents the Bank's regulatory capital ratios at March 31, 2016 and 2015.

	March 31, 2016		March 31, 2015 Restated (1)
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$66,476	9.22%	$65,910	10.63%
Minimum capital requirement	28,838	4.00%	24,793	4.00%
Excess	37,638	5.22%	41,117	6.63%

Common equity Tier 1
Regulatory capital	$66,476	12.66%	$65,910	14.80%
Minimum capital requirement	23,653	4.50%	20,045	4.50%
Excess	42.823	8.16%	45.865	10.30%

Tier 1 risk-based capital
Regulatory capital	$66,476	12.66%	$65,910	14.80%
Minimum capital requirement	31,538	6.00%	26,726	6.00%
Excess	34,938	6.66%	39,184	8.80%

Total risk-based capital
Regulatory capital	$73,797	14.04%	$73,404	16.48%
Minimum capital requirement	42,050	8.00%	35,635	8.00%
Excess	31,747	6.04%	37,769	8.48%
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

NOTE 12. OTHER COMPREHENSIVE (LOSS) INCOME

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the years ended March 31, 2016 and 2015:

$ in thousands	At March 31, 2015	Other Comprehensive Income	At March 31, 2016
Net unrealized loss on securities available-for-sale	$(1,045)	$738	$(307)

$ in thousands	At March 31, 2014	Other Comprehensive Income	At March 31, 2015
Net unrealized loss on securities available-for-sale	$(4,768)	$3,723	$(1,045)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2016	2015
Reclassification adjustment for sales of available for-sale securities, net of tax	$1	$8	Gain on sale of securities, net

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2016 included $738 thousand of unrealized gains for the year then ended March 31, 2016 . The balance at March 31, 2015 included $3.7 million of unrealized gains for the year then ended March 31, 2015.

NOTE 13.	EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Directors' Retirement Plan. Concurrent with the conversion to the stock form of ownership, Carver Federal adopted a retirement plan for non-employee directors.  The plan was curtailed during the fiscal year ended March 31, 2001.  The benefits are payable based on the term of service as a director through the date of curtailment. As of March 31, 2016, there was no outstanding payable under this plan.

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

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Company or the Bank on such date.  Under the amended plan, awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP. Pursuant to the MRP, the Bank recognized $9 thousand and $10 thousand as expense for fiscal years 2016 and 2015, respectively.

Stock Option Plans. During 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) to advance the interests of the Bank through providing stock options to select key employees and directors of the Bank and its affiliates.  The number of shares reserved for issuance under the plan was 22,591.  The 1995 plan expired by its term and no new options may be granted under it, however, stock options granted under the 1995 Plan continue in accordance with their terms.  At March 31, 2016, there were no options outstanding.  Options are granted at the fair market value of Carver Federal common stock at the time of the grant for a period not to exceed ten years.  Under the 1995 Plan option grants generally vest on an annual basis ratably over either three or five years, commencing after one year of service and, in some instances, portions of option grants vest at the time of the grant.  On March 28, 2005, the plan was amended and vesting of future awards is based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded options vest in each of the first four years and the remainder in the fifth year, but the Committee may accelerate vesting at any time. All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the Plan.

In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. During Fiscal 16, there were 4,000 options and 4,000 restricted stock awards issued. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2016, there were 5,925 options outstanding under the 2006 Incentive Plan and 1,924 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date.

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

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2016		2015
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	—	$—	1,000	91.05
Granted	4,000	5.56	—	—
Vested	—	—	(1,000)	91.05
Forfeited	—	—	—	—
Outstanding, end of year	4,000	5.56	—	—

Information regarding stock options as of and for the years ended March 31 is as follows:

	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,029	246.18	4,029	258.16
Granted	4,000	5.56	—	—
Exercised	—	—	—	—
Expired/Forfeited	1,105	258.30	1,000	294.45
Outstanding, end of year	5,924	81.65	3,029	246.18
Exercisable, at year end	1,924		3,002

Information regarding stock options as of and for the year ended March 31, 2016 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.00	$5.99	4,000	9.23	$5.56	—	$—
90.00	104.85	133	4.36	97.50	133	97.50
240.00	254.85	1,791	0.86	250.61	1,791	16.71
Total		5,924			1,924

There were no stock options awarded to employees during the years ended March 31, 2016 and 2015. The four new outside directors who joined in fiscal year 2014 each received a grant of 1,000 options in fiscal 2016. These options vest over five years.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2016	2015
Risk-free interest rate	1.78%	N/A
Volatility	10.00%	N/A
Annual dividends	—%	N/A
Expected life of option grants	9.24	N/A

The Company recorded compensation expense of $2 thousand in fiscal 2016 and $2 thousand in fiscal 2015.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc. (the "Performance Compensation Plan"). This Performance Compensation Plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally 20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  In fiscal year 2008, the Company granted its first awards under the new Performance Compensation Plan. No compensation expense was recognized in fiscal year 2016 or 2015.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of March 31:

$ in thousands	2016	2015
Commitments to fund mortgage loans	$15,568	$30,972
Commitments to fund commercial and consumer loans	3,000	8,963
Lines of credit	6,144	5,355
Letters of credit	234	234
Commitment to fund private equity investment	852	—
	$25,798	$45,524

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.

Mortgage Representation & Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's). The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015. Further, there have not been any additional requests from FNMA for loans to be reviewed. Accordingly, management has reduced its level of repurchase reserves.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2015 (1)	$2,045
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	36
Open claims as of March 31, 2016 (1)	$2,009

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

The table below summarizes changes in our representation and warranty reserves during fiscal 2016.

$ in thousands	March 31, 2016
Representation and warranty repurchase reserve, as of March 31, 2015 (1)	$406
Net recovery of repurchase losses (2)	(220)
Net realized losses (2)	—
Representation and warranty repurchase reserve, as of March 31, 2016 (1)	$186
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Lease Commitments.  Rentals under long-term operating leases for certain branches aggregated approximately $1.5 million, $1.6 million and $1.5 million for fiscal years 2016, 2015, and 2014, respectively. As of March 31, 2016, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2030 follow:

$ in thousands
Year Ending March 31,	Minimum Rental
2017	1,305
2018	1,253
2019	1,089
2020	569
Thereafter	825
$5,041

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2016 and 2015, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2016, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$201	$201
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,623	—	4,623
Federal Home Loan Mortgage Corporation	—	7,678	—	7,678
Federal National Mortgage Association	—	7,824	—	7,824
Other	—	—	45	45
U.S. Government Agency securities	—	26,069	—	26,069
Other investments	—	9,941	—	9,941
Total available-for-sale securities	—	56,135	45	56,180
Total assets	$—	$56,135	$246	$56,381

	Fair Value Measurements at March 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	210	$210
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	5,527	—	5,527
Federal Home Loan Mortgage Corporation	—	10,588	—	10,588
Federal National Mortgage Association	—	10,857	—	10,857
Other	—	—	47	47
U.S. Government Agency securities	—	57,850	—	57,850
Other investments (1)	—	15,335	—	15,335
Total available-for-sale securities	—	100,157	47	100,204
Total assets	$—	$100,157	$257	$100,414
(1) March 31, 2015 balance has been been restated from previously reported amounts to correct the classification of $981 thousand of interest-bearing deposits from available-for-sale securities to other assets.

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other available-for-sale securities. Level 3 assets accounted for 0.03% of the Company's total assets at March 31, 2016 and 0.04% at March 31, 2015.

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

In the period ended March 31, 2016, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2016 and 2015:

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2016	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2016
Securities Available-for-Sale	$47	$—	$(2)	$—	$45	$—

Mortgage Servicing Rights	210	(9)	—	—	201	(8)

$ in thousands	Beginning balance, April 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2015	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2015
Securities Available-for-Sale	$49	$—	$(2)	$—	$47	—

Mortgage Servicing Rights	265	(55)	—	—	210	(51)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2016 and 2015, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2016, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale	$—	$—	$2,495	$2,495
Impaired loans with a specific reserve allocated	$—	$—	$4,669	$4,669
Other real estate owned	$—	$—	$1,008	$1,008

	Fair Value Measurements at March 31, 2015, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held-for-sale (1)	$—	$—	$2,724	$2,724
Impaired loans with a specific reserve allocated	$—	$—	$6,338	$6,338
Other real estate owned (1)	$—	$—	$4,341	$4,341
(1) March 31, 2015 has been restated to correct the classification of loans held-for-sale and other real estate owned from Level 2 to Level 3 assets and for the reclassification of negative escrow balances from Other Assets to Loans Held-for-Sale.

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for sale for the period ended March 31, 2016 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2016
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$63,660	$63,660	$63,660	$—	$—
Restricted cash	225	225	—	225	—
Securities available-for-sale	56,180	56,180	—	56,135	45
FHLB Stock	2,883	2,883	—	2,883	—
Securities held-to-maturity	15,311	15,653	—	15,653	—
Loans receivable	583,787	585,650	—	—	585,650
Loans held-for-sale	2,495	2,495	—	—	2,495
Accrued interest receivable	3,647	3,647	—	3,647	—
Mortgage servicing rights	201	201	—	—	201
Other assets - Interest-bearing deposits	983	983	—	983	—
Financial Liabilities:
Deposits	$606,741	$585,394	$329,398	$255,996	$—
Advances from FHLB of New York	50,000	50,141	—	50,141	—
Other borrowed money	18,403	18,734	—	18,734	—

	March 31, 2015
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,992	$50,992	$50,992	$—	$—
Restricted cash	6,354	6,354	—	6,354	—
Securities available-for-sale (1)	100,204	100,204	—	100,157	47
FHLB Stock	3,519	3,519	—	3,519	—
Securities held-to-maturity	11,922	12,231	—	12,231	—
Loans receivable (1)	479,334	485,458	—	—	485,458
Loans held-for-sale (1)	2,724	2,724	—	—	2,724
Accrued interest receivable	2,781	2,781	—	2,781	—
Mortgage servicing rights	210	210	—	—	210
Other assets - Interest-bearing deposits (1)	981	981	—	981	—
Financial Liabilities:
Deposits	$527,761	$511,160	$309,897	$201,263	$—
Advances from FHLB of New York	65,000	65,827	—	65,827	—
Other borrowed money	18,403	18,931	—	18,931	—
(1) March 31, 2015 balance has been been restated from previously reported amounts to correct for the classification of $981 thousand of interest-bearing deposits from available-for-sale securities to other assets, and the reclassification of negative escrow balances from Other Assets to Loans Receivable and Loans Held-for-Sale.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value and are classified as Level 3. The valuation methodology for loans held-for-sale are based upon amounts offered or other acceptable valuation methods and, in some instances, prior loan loss experience of Carver in connection with recent note sales.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of March 31, 2016 and March 31, 2015. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

The Bank's VIEs, consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented below:

	Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12 (3)	—	40,000	2,362	—	2,362	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,567	10,567	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,645	20,645	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,951	10,951	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,129	12,129	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,281	12,281	—	1	—	4,875	4,876
Total	$5,850	$149,000	$2,362	$103,289	$105,651	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed below.
(2) Entity dissolved May 2015.
(3) CDEs 2-9, 11-12 dissolved March 2016.

In June 2006, CCDC received a NMTC award of $59 million. In fiscal 2008, CCDC transferred $19 million of rights to an investor in a NMTC project. The entity was called CDE 10. The NMTC compliance period was completed and the entity was dissolved in May 2015.

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

As a result of Carver financing the purchase note, the CDEs continue to be consolidated and the investor's equity investment of $6.7 million was reflected as non-controlling interest in the Statement of Financial Condition. The sale of the equity interest in the CDEs provided the investor with rights to the new markets tax credits on a prospective basis. A portion of non-controlling interest was transferred to the controlling interest as the investor earned the tax credits. In March 2015, the investor exercised its option to sell the equity interest in the CDEs back to Carver. Under the current arrangement, the Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The NMTC compliance period was completed and CDEs 2-9, 11 and 12 were dissolved in March 2016.

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

CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2016, there have been no activities in these entities.

NOTE 18.QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2016 and 2015. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Restatement

The Company has restated its consolidated financial statements for fiscal year 2015 contained in the Annual Reports on Form 10-K for the years ended March 31, 2016 and 2015, and unaudited interim consolidated financial statements contained in the Company's Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2015 and 2014, September 30, 2015 and 2014 and December 31, 2015 and 2014. The Restatement corrects a material error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system provider. In fiscal 2016, Carver Bancorp recognized expenses on invoices paid to its core system provider, and during the course of preparation of the fiscal 2016 financial statements and audit, management determined that $613 thousand of the expenses should have been recognized in fiscal 2015. The cumulative adjustments of the Restatement increased non-interest expense by $613 thousand for the fiscal year ended March 31, 2015 and decreased non-interest expense by $326 thousand for the first three quarters of fiscal 2016.

In fiscal 2016, Management identified an accounting error related to the reporting of earnings per share (EPS).   Under the two class method of computing EPS, the Company has two classes of stock to which undistributed earnings are allocated.  Previously, the impact of the undistributed earnings allocated to the shares of the Company’s Series D convertible preferred stock which are considered participating securities and had not been considered in this computation.  Basic and Diluted EPS amounts are updated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock which, under certain circumstances, could convert to 5,518,006 shares of common stock. There was no impact for fiscal year 2015 due to the fact that the Company recorded a net loss.

In addition to the errors described above, adjustments have been made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to accrued liabilities, provision for loan losses and certain reclassification entries. For the year ended March 31, 2015, the Restatement for the material error reported a $613 thousand decrease in net income offset to an increase in other liabilities. The correction of certain other errors resulted in reclassifications between cash flow from operating activities to the cash flow from investing activities section of the Consolidated Statement of Cash Flow.

The tables below provide the individual line items as originally reported on the Company's Forms 10-Q and their restated amounts:

	June 30, 2015			September 30, 2015			December 31, 2015			March 31, 2016
$ in thousands, except per share data	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Fiscal 2016
Interest income	$6,208	—	$6,208	$6,730	$—	$6,730	$7,009	$—	$7,009	$6,961
Interest expense	1,058	—	1,058	1,093	—	1,093	1,171	—	1,171	1,217
Net interest income	5,150	—	5,150	5,637	—	5,637	5,838	—	5,838	5,744
Provision for loan losses	117	(83)	34	643	—	643	728	—	728	89
Non-interest income	1,193	—	1,193	1,131	—	1,131	2,741	—	2,741	1,469
Non-interest expense	6,035	(184)	5,851	6,211	(9)	6,202	7,347	(133)	7,214	8,186
Income tax (expense) benefit	(13)	—	(13)	(79)	—	(79)	(67)	—	(67)	32
Net income (loss) attributable to Carver Bancorp, Inc.	$178	$267	$445	$(165)	$9	$(156)	$437	$133	$570	$(1,030)
Earnings (loss) per common share
Basic (1)	$0.05	$—	$0.05	$(0.04)	$—	$(0.04)	$0.12	$(0.06)	$0.06	$(0.28)
Diluted (1)	$0.05	$—	$0.05	$(0.04)	$—	$(0.04)	$0.12	$(0.06)	$0.06	$(0.28)
(1) Basic and Diluted EPS amounts restated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock (participating securities) which, under certain circumstances, could convert to 5,518,006 shares of common stock.

	June 30, 2014			September 30, 2014			December 31, 2014			March 31, 2015
$ in thousands, except per share data	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Fiscal 2015
Interest income	$5,758	—	$5,758	$5,590	—	$5,590	$5,265	—	$5,265	$5,714	$—	$5,714
Interest expense	991	—	991	992	—	992	1,013	—	1,013	946	—	946
Net interest income	4,767	—	4,767	4,598	—	4,598	4,252	—	4,252	4,768	—	4,768
Recovery of loan losses	(780)	(133)	(913)	(713)	—	(713)	(1,151)	—	(1,151)	(365)	301	(64)
Non-interest income	1,202	—	1,202	1,562	—	1,562	1,408	—	1,408	1,394	—	1,394
Non-interest expense	6,547	77	6,624	6,753	27	6,780	6,789	338	7,127	6,622	26	6,648
Income tax expense	(16)	—	(16)	(57)	—	(57)	(62)	—	(62)	(31)	—	(31)
Net income (loss) attributable to noncontrolling interest	(17)	—	(17)	147	—	147	151	—	151	—	—	—
Net income (loss) attributable to Carver Bancorp, Inc.	$169	$56	$225	$210	$(27)	$183	$111	$(338)	$(227)	$(126)	$(327)	$(453)
Earnings (loss) per common share*
Basic (1)	$0.05	$(0.02)	$0.02	$0.06	$(0.04)	$0.02	$0.03	$(0.09)	$(0.06)	$(0.03)	$(0.09)	$(0.12)
Diluted (1)	$0.05	$(0.02)	$0.02	$0.06	$(0.04)	$0.02	$0.03	$(0.09)	$(0.06)	$(0.03)	$(0.09)	$(0.12)
* Difference in total earnings per share to Consolidated Statement of Operations is due to rounding
(1) Basic and Diluted EPS amounts restated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock (participating securities) which, under certain circumstances, could convert to 5,518,006 shares of common stock.

NOTE 19.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2016	2015 Restated (1)
Assets
Cash on deposit with subsidiaries	$2,995	$4,679
Investment in subsidiaries (1)	66,775	65,270
Other assets	69	54
Total assets	$69,839	$70,003

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	51	1,249
Other liabilities	2,170	1,706
Total liabilities	$15,624	$16,358

Stockholders’ equity (1)	$54,215	$53,645
Total liabilities and stockholders’ equity	$69,839	$70,003
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2016	2015 Restated (1)
Income
Equity in net (loss) income from subsidiaries (1)	$764	$582
Other income	23	21
Total income	787	603
Expenses
Interest expense on borrowings	465	446
Salaries and employee benefits	237	167
Shareholder expense	82	95
Other	173	167
Total expense	957	875
Net loss (1)	$(170)	$(272)
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2016	2015 (Restated)
Cash Flows From Operating Activities
Net loss (1)	$(170)	$(272)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net income of subsidiaries (1)	(764)	(582)
Increase in account receivable from subsidiaries	(1)	(2)
Increase in other assets	(14)	17
(Decrease) increase in accounts payable to subsidiaries	(1,199)	371
Increase in other liabilities	464	476
Other, net	—	2
Net cash (used in) provided by operating activities	(1,684)	10

Net (decrease) increase in cash	(1,684)	10
Cash and cash equivalents – beginning	4,679	4,669
Cash and cash equivalents – ending	$2,995	$4,679
(1) March 31, 2015 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 18 for further detail.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 7, 2016, the Board of Directors of the Company formally engaged BDO USA, LLP (“BDO”), following approval by the Board’s Finance and Audit Committee and BDO, as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2017.

The Company’s current independent registered public accounting firm, KPMG LLP (“KPMG”) was notified on July 5, 2016 that it will not be retained as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2017. BDO will succeed KPMG effective upon KPMG’s issuance of its reports on the Company’s 2016 fiscal year end financial statements, which will include the consolidated financial statements as of and for the fiscal year ending March 31, 2016.

During the two fiscal years ended March 31, 2015 and the subsequent interim period through July 5, 2016, there were (i) no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except that, as reported in the Company’s Form 10-K for the fiscal years ended March 31, 2014 and March 31, 2015, the Company did not maintain effective disclosure controls and procedures as of March 31, 2014 and March 31, 2015 because of material weaknesses in internal control over financial reporting.

Specifically, the Company disclosed in its Form 10-K for the fiscal year ended March 31, 2015 that the Company had material weaknesses in internal control over financial reporting related to the risk assessment process and controls in the credit risk management function, and controls over the accounting and disclosure for the allowance for loan losses and related accounts. Furthermore, the Company disclosed in its Form 10-K for the fiscal year ended March 31, 2014 that the Company had material weakness in its internal control over financial reporting related to the ongoing monitoring and evaluation of the design and conduct of internal controls associated with infrequent process activities, including changes related to the Company’s pension plan activities.

For the fiscal year ended March 31, 2016, there is additional disclosure concerning material weaknesses in internal control over financial reporting. Please see Item 9A herein. Additionally, on July 12, 2016, the Finance and Audit Committee of the Board of Directors of the Company, after consultation with KPMG, determined that the Company will restate its consolidated financial statements for the fiscal year ended March 31, 2015 and each of the quarters of 2015 and 2016. Accordingly, investors should no longer rely upon the Company’s previously released consolidated financial statements for the time periods cited above. In addition, investors should no longer rely upon earnings releases for these periods, the report of KPMG for the fiscal year ended March 31, 2015, and other communications relating to these consolidated financial statements.

The Company has concluded that a material error was made related to the accrual of data processing and other expenses related to invoices paid to the Bank’s core system service provider. In fiscal 2016, the Company recognized expenses on invoices paid to its core system service provider. During the preparation and audit of the fiscal 2016 consolidated financial statements, management determined that certain expenses should have been recognized in fiscal 2015. As a result, the Restatement includes a reduction in net income and result in a net loss for fiscal 2015.

Management identified an accounting error related to the sale of a loan that impacted the issued financial statements for years prior to 2016.  The 2015 financial statements were restated within the Company’s fiscal year 2016 Form 10-K to allow for the correction of this error in 2016. The adjustment to correct the error related to the financial statements is reflected as an increase of $598 thousand in the Accumulated Deficit balance at April 1, 2014 (FY 2015), as shown in the Statements of Changes in Equity, and a decrease in March 31, 2015 Other Assets and Accumulated Deficit balances, as shown in the Statement of Financial Condition, within Carver’s fiscal year 2016 Form 10-K.

Management also identified an accounting error related to the reporting of earnings per share (EPS).   Under the two class method of computing EPS, the Company has two classes of stock to which undistributed earnings are allocated.  Previously, the impact of the undistributed earnings allocated to the shares of the Company’s Series D convertible preferred stock had not been considered in this computation.  Basic and Diluted EPS amounts are updated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock which, under certain circumstances, could convert to 5,518,006 shares of common stock. There was no impact for fiscal year 2015 due to the fact that the Company recorded a net loss.  Refer to Note 18 for the quarterly impact for those periods where EPS was restated.

In addition to the errors described above, adjustments have been made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to accrued liabilities, provision for loan losses and certain reclassification entries.

During the fiscal years ended March 31, 2016 and March 31, 2015, the Company did not consult with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, (ii) any matter that was either the subject to a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or (iii) any “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company provided BDO with a copy of this Form 8-K disclosure prior to filing for any comments. BDO has determined not to comment upon the disclosure included herein.

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

As of March 31, 2016, the Company's management, including the Company's Chief Executive Officer (Principal Executive Office) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed below in Management’s Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

During the course of preparation of the financial statements for March 31, 2016, management identified material weaknesses in its internal control over financial reporting that existed at March 31, 2016 as described below.

The Company did not maintain sufficient resources with the appropriate knowledge, skills, and experience to carry out assigned responsibilities. In addition, the Company did not maintain effective risk assessment processes to ensure that financial reporting objectives are consistent with GAAP. These material weaknesses contributed to inadequately designed and executed controls over (1) the accounting for specified credits related to data processing and other expenses in connection with the negotiation and execution of a contract with the Company’s core system service provider; (2) the accuracy of a gain recognized and collectability of receivable recorded in connection with the sale of a loan; (3) the presentation and disclosure of earnings-per-share and the impact of participating securities in accordance with the two-class method; and (4) presentation of cash flows. These material weaknesses arose in prior years.

These control deficiencies resulted in the material misstatements discussed in this Annual Report on Form 10-K as of and for the year ended March 31, 2016, under the section Explanatory Note Regarding Restatement and notes 1 and 18, and our consolidated financial statements as of and for the year ended March 31, 2015 have been restated from the consolidated financial statements included on our Annual Report on Form 10-K for the year ended March 31, 2015. In addition, the consolidated financial statements as of and for the quarterly periods in fiscal 2015 and 2016 have been restated from the consolidated financial statements included on our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2014, September 30, 2014, December 31, 2014, June 30, 2015, September 30, 2015, and December 31, 2015.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Remediation Plan

With respect to the material weaknesses noted above, the Company has corrected the misstatements in this Annual Report Form 10-K for the period ended March 31, 2016.

The primary remediation for these items is to hire and retain qualified, knowledgeable and experienced staff in the Accounting and Finance Department. Additionally, a new Chief Financial Officer was retained in March 2016 to effectuate a plan to appropriately remediate these material weaknesses. The remediation of these material weaknesses is ongoing and may necessitate implementation of additional measures.

As of March 31, 2015, management identified material weaknesses as discussed in Form 10-K for fiscal year 2015. The Company did not effectively assess the sufficiency of technical credit risk management and other resources nor did the Company conduct an effective risk assessment process on a timely basis in response to changes in key personnel in the credit risk management function and implement process level controls that are responsive to those changes and aligned with the Company’s financial reporting objectives.

Management has a transition process in place for key positions to effectively control changes of staff in critical positions, including Chief Financial Officer and Chief Credit Officer. In addition, Management has expanded the involvement and knowledge of the Finance & Accounting and Credit departments in the credit risk management and risk assessment processes. As a result, these changes have added additional support to the respective processes thereby enhancing controls.

Further, as of March 31, 2015, the Company did not effectively design and operate its review and process level controls over the accounting and disclosure for the allowance for loan losses and related accounts, specifically, related to process activities over the valuation of impaired loans, accounting for charge-offs on a timely basis, the collectability of certain loans and associated receivables, disclosures of risk-rated loans and the accuracy and completeness of factors and assumptions affecting the allowance for losses. No restatement of prior period financial statements and no change in previously released financial results were required as a result of this finding.

Throughout fiscal year 2016, management evaluated the items that led to the material weaknesses related to the allowance for loan loss process. The primary remediation for these items was to implement additional controls within the allowance for loan and lease losses processes. Processes evaluated included a review and re-estimation of each of the discounted cash flow analysis, loss emergence period determination, and risk rating changes, a review of risk rating changes on loans and a review of the collectability of certain loans and associated receivables.

In addition, with respect to the material weakness related to allowance for loan losses noted above for fiscal year ended March 31, 2015, management has developed a series of processes to ensure that the remediation plan discussed above was effectively implemented and executed during the fiscal year. With the oversight of senior management and the finance and audit committee, the underlying causes of the material weakness have been remediated, primarily through the development and implementation of improved process activities and controls, documented procedures and enhanced training related to the preparation and handling of the allowance for loan losses. In addition the Company retained a new Chief Credit Officer who is responsible for the implementation of these improved process activities and controls.

(d) Changes in Internal Control Over Financial Reporting

Other than the remediations noted in paragraph (c) above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled “Executive Officers and Key Managers of Carver and Carver Federal” in the Company's definitive proxy statement to be filed in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statements of Financial Condition as of March 31, 2016 and 2015

3.	Consolidated Statements of Operations for the years ended March 31, 2016 and 2015

4.	Consolidated Statements of Comprehensive Income for the years ended March 31, 2016 and 2015

5.	Consolidated Statements of Changes in Equity for the years ended March 31, 2016 and 2015

6.	Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015

7.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

August 12, 2016	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on August 12, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael T. Pugh	President and Chief Executive Officer
Michael T. Pugh	(Principal Executive Officer)

/s/ Christina L. Maier	First Senior Vice President and Chief Financial Officer
Christina L. Maier	(Principal Accounting Officer and Principal Financial Officer)

/s/ Deborah C. Wright	Chairman
Deborah C. Wright

/s/ Ingrid LaMae deJongh	Director
Ingrid LaMae deJongh

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Robert Holland, Jr.	Lead Director
Robert Holland, Jr.

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Lewis P. Jones III	Director
Lewis P. Jones III

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Michael T. Pugh	Director
Michael T. Pugh

/s/ Janet L. Rollé	Director
Janet L. Rollé

/s/ Robert R. Tarter	Director
Robert R. Tarter

/s/ Susan M. Tohbe	Director
Susan M. Tohbe

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (7)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)
10.2	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (6)
10.3	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1)
10.4	Carver Federal Savings Bank Retirement Plan for Non-employee Directors, effective as of October 24, 1994 (1)
10.5	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1)
10.6	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1)
10.7	Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan (3)
10.8	Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (4)
10.9	Carver Bancorp, Inc. Compensation Plan for Non-Employee Directors (6) (*)
10.10	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (6)
10.11	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (6)
10.12	Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003 (5)
10.13
Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc., as Sponsor, and Linda Dunn, William Gray and Deborah Wright, as Administrators, dated as of September 17, 2003 (5)

10.14	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (5)
10.15	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (8)
10.16	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (8)
10.17	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (8)
10.18	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (10)
10.19	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 (14)
10.20	Amendment to the Carver Bancorp, In. Stock Incentive Plan (11)
10.21	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (11)
10.22	Employment Agreement Entered into as of January 1, 2015 Between Carver Federal Savings Bank and Michael T. Pugh (12) (*)
10.23	Carver Bancorp, Inc. 2014 Equity Incentive Plan (13)
10.24	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (15)
14	Code of ethics (9)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibits 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail

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

(14)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

(15)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.