Form 10-K/A
period 2016-03-31
CARVER BANCORP INC
filed 2016-08-18
CIK 1016178

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

CARVER BANCORP, INC.
2016 ANNUAL REPORT ON FORM 10-K/A

PART III

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 31, 2016, which we filed with the Securities and Exchange Commission on August 12, 2016 (the “Original Filing”). We are filing this amendment solely to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.
In addition, we have filed the following exhibits herewith:

•	Exhibit 31.1 - Certifications of the Chief Executive Officer;

•	Exhibit 31.2 - Certifications of the Chief Financial Officer;

•	Exhibit 32.1 - Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350; and

•	Exhibit 32.2 - Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Except as described above, no other changes or amendments are being made to our annual report on Form 10-K filed on August 12, 2016.

Item 10.     Directors, Executive Officers and Corporate Governance.
Our Board of Directors presently consists of eleven members. Our Certificate of Incorporation provide that our Board of Directors shall be divided into three classes, and one class of Directors is to be elected annually. Our Directors are generally elected to serve for a three-year period, or a shorter period if the Director is elected to fill a vacancy, and until their respective successors shall have been elected and shall qualify.

The business experience for at least the past five years of each member of the Board of Directors is set forth below. The biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating/Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. Age information is as of March 31, 2016. The indicated period for service as a director includes service as a director of the Bank.

Terms Expiring at the 2016 Annual Meeting of Shareholders
Pazel G. Jackson, Jr., has been a member of the Board of Directors of Carver and Carver Federal since 1997. Mr. Jackson retired as Senior Vice President of JPMorgan Chase in 2000. During his 37-year career in banking, Mr. Jackson held positions of increasing responsibility at JPMorgan Chase, Chemical Bank, Texas Commerce Bank and the Bowery Savings Bank. Most recently, from January 1995 to 2000, Mr. Jackson was responsible for mortgage market development throughout the United States for JPMorgan Chase. His prior positions included Senior Credit Officer of Chemical Mortgage Company, Business Manager of Chemical Mortgage Division, Chief Lending Officer of Bowery Savings Bank and Marketing Director of Bowery Savings Bank. Mr. Jackson was formerly Vice-Chairman of the Battery Park City Authority and formerly Chairman of The Mutual Real Estate Trust. Mr. Jackson is a licensed Professional Engineer with more than 16 years of senior management experience in design and construction. Mr. Jackson earned B.C.E. and M.C.E. degrees from the City College of New York, an M.B.A. from Columbia University and a Doctorate in Business Policy Studies from Pace University in New York. Mr. Jackson’s extensive senior level banking experience, including his extensive lending and real estate experience, coupled with his advanced formal education, has given him front-line exposure to many of the issues facing Carver, as well as valuable insight needed as Chairman of the Asset Liability and Interest Rate Risk Committee.
Susan M. Tohbe is an owner and manager of Peterson County LLC, a real estate investment, development and management company with properties principally located in Connecticut. At Peterson County, Ms. Tohbe directs the financial operations and manages the portfolio of low-income tenant apartment buildings. Prior to joining Peterson County in 2001, Ms. Tohbe was Chief Financial Officer of the Mashantucket Pequot Tribal Nation, the owners of the Foxwoods Resort Casino, several other hotel properties, commercial real estate, a nationwide pharmaceutical distribution network, and other operations which were as diverse as shipbuilding and ferry operations, and the construction and operation of the $200 million Pequot Museum and Research Center. In addition, she oversaw the $350 million annual government budget, covering the costs of managing the reservation and the health and welfare of the Tribe. Prior to that, Ms. Tohbe held Chief Financial Officer positions at J.M. Huber Corporation in Edison, New Jersey, and The Oakland Tribune in Oakland, California. She also served as a Senior Vice President of Bank of America’s World Banking Group, where she was responsible for all aspects of the group’s financial operations. Ms. Tohbe has served on the boards of the California Public Employees Retirement System (“CalPERS”), Pacific Gas & Electric Nuclear Decommissioning Trust, Mills College, San Francisco Ballet, and Catalyst. Ms. Tohbe holds an M.B.A and B.A. from the University of California, Berkeley. Ms. Tohbe’s extensive experience in operating her own company focused on providing housing and real estate development, in addition to her experience as the chief financial officer at several organizations, bring valuable business and leadership skills and financial acumen to the Board in furtherance of its objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to Carver.
Deborah C. Wright is Chairman of the Boards of Carver and Carver Federal. Ms. Wright previously held the title of Chief Executive Officer from June 1, 1999 to December 31, 2014 and the Board of Directors elected her to the post of Chairman in February 2005. Ms. Wright was formerly Senior Fellow for Economic Opportunity and Assets at the Ford Foundation from January 2015 to June 2016. Prior to joining Carver in June 1999, Ms. Wright was President and Chief Executive Officer of UMEZ, a position she had held since May 1996. She previously served as Commissioner of the Department of Housing Preservation and Development under Mayor Rudolph W. Giuliani from January 1994 through March 1996. Prior to that appointment, Mayor David N. Dinkins appointed Ms. Wright to the New York City

Housing Authority Board, which manages New York City’s 189,000 public housing units. Ms. Wright serves on the boards of Time Warner Inc., where she chairs the Audit and Finance Committee, The Partnership for New York City, and Sesame Workshop. She is a member of the Board of Managers of the Memorial Sloan-Kettering Cancer Center. Ms. Wright previously served on the Board of Directors of Kraft Foods Inc., where she chaired the Compensation Committee and the Public Affairs Committee. Ms. Wright earned A.B., J.D. and M.B.A. degrees from Harvard University. Ms. Wright brings strong and broad financial services and management experience to the Board, as well as a deep understanding of Carver’s business, operations, urban consumer and international marketplace, and the economic and regulatory environment in which Carver operates.
Terms Expiring at the 2017 Annual Meeting of Stockholders:
Robert Holland, Jr. is a Corporate Director, Managing Partner, Chief Mentor and Advisory Board member of Essex Lake Group, LLC an international profit enhancement firm that specializes in the application of granular-level modeling and analytics techniques. Mr. Holland is also in the preliminary stages of developing a fund to invest in mid cap businesses in West Africa. Just prior to these initiatives he was a General Partner with Cordova, Smart & Williams, LLC, a New York based private equity firm. From 1997 to 2001, he was Chairman and Chief Executive Officer of Workplace Integrators; a company he built into one of the largest Steelcase Office Furniture dealerships in the United States. Mr. Holland was formerly President and Chief Executive Officer of Ben & Jerry’s, Chairman and Chief Executive Officer of Rokher-J, Inc., a New York-based holding company that participates in business development projects and provides strategy development assistance to senior management of major corporations, and a partner with the consulting firm McKinsey & Company. Mr. Holland is a member of the Boards of Directors of Lexmark International, Inc., and the Harlem Junior Tennis Program. He previously served on the Board of Directors of YUM Brands, Inc. and Research Corporation for the Science Advancement and the Harlem Junior Tennis Program. Mr. Holland was formerly Vice Chairman of the Board of Trustees of Spellman College and was formerly a member of the Executive Board of the Harvard Journal of African-American Public Policy. Mr. Holland brings a breadth and depth of international and domestic operations, strategic planning, corporate governance and marketing, experience to the Board. His background as the chief executive officer and director of several corporations gives him a unique perspective and understanding of the responsibilities and duties of managing an institution like Carver.
Janet L. Rollé recently served as Executive Vice President and Chief Marketing Officer of CNN Worldwide. Prior to joining CNN Worldwide in April 2011, Ms. Rollé was Executive Vice President and Chief Marketing Officer of BET Networks from April 2007 to March 2011. In that role, Ms. Rollé directed brand, marketing and creative strategy for all businesses of BET Networks. From 2005 to 2007, Ms. Rollé served as Vice President and General Manager of AOL’s affinity websites, AOL Black Voices and the 10 websites in AOL Women's & Lifestyle category. Ms. Rollé was previously Vice President, Programming Enterprises and Business Development at MTV Networks, responsible for growing revenue at VH1 and Country Music Television. Ms. Rollé began her career at Home Box Office (“HBO”), holding positions including Special Assistant to the Chairman, and Director of Marketing and New Media, for the video division of HBO. Ms. Rollé holds an M.B.A. from Columbia University and a B.F.A. from the State University of New York, Purchase. She currently serves on the Board of Directors of the American Foundation for the University of the West Indies. She previously served on the Nominating Committee for the Board of Directors of the United States Tennis Association. Ms. Rollé’s experience in marketing to diverse constituencies improved Carver’s ability to address the needs of the changing communities it serves.
Lewis P. Jones III is Managing Principal Co-Founder at 5 Stone Green Capital, an asset management firm that focuses on energy efficient and sustainably designed green real estate developments, since 2010. Mr. Jones was an executive from 1988 to 2009 at JPMorgan Chase (and predecessor banks), including serving as the Co-Portfolio Manager of the JPMorgan Urban Renaissance Property Fund and a senior member of the Acquisitions Team at JP Morgan Asset Management. Mr. Jones also previously served as President of the Chase Community Development Corporation. Mr. Jones earned his undergraduate degree from Harvard University and a law degree and MBA from Columbia University. Mr. Jones’s expertise in community development and green real estate lending and investment offers Carver a unique perspective on burgeoning opportunities in its market area.
Colvin W. Grannum is President and Chief Executive Officer of Bedford Stuyvesant Restoration Corporation, since 2001. Previously, Mr. Grannum served as Chief Executive Officer at Bridge Street Development Corporation. Prior to his career in community development, Mr. Grannum practiced law for more than 17 years. Mr. Grannum earned an undergraduate degree from University of Pennsylvania and a law degree from Georgetown University Law Center. Mr. Grannum’s legal background and expertise in community development in New York City offers Carver a greater depth of understanding on the Bank’s market area and the needs of the changing communities that it serves.
Terms Expiring at the 2018 Annual Meeting of Stockholders:

Robert R. Tarter retired in 2009 as an Executive Vice President of the State Street Corporation, which he joined in 1994. Mr. Tarter held several executive level positions during his tenure with State Street, most recently as head of the Global Relationship Management Group and prior to that as head of Institutional Investor Services with responsibility for State Street’s North American investment servicing business for institutional clients. Before joining State Street Corporation, Mr. Tarter spent more than 20 years at Bankers Trust in corporate banking. Mr. Tarter earned his undergraduate degree from the Wharton School at the University of Pennsylvania. Mr. Tarter is a member of the boards of the Immokalee Foundation and the Naples Shelter for Abused Women and Children, and a member of the Executive Leadership Council. Mr. Tarter’s long financial services career brings to the Board an in depth understanding of banking and the issues facing the industry, experience in addressing these issues and the skills to assist management oversee Carver’s lending, finance, and real estate businesses.
Kenneth J. Knuckles is President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation (“UMEZ”), since 2003. Mr. Knuckles is also Vice Chair of the New York City Planning Commission. Prior to joining UMEZ, Mr. Knuckles was Vice President of Support Services and Chief Procurement Officer at Columbia University. Mr. Knuckles earned his undergraduate degree from the University of Michigan and his law degree from Howard University School of Law. Mr. Knuckles’s experience in New York City community development issues contributes to Carver’s mission to the communities it serves.
Ingrid LaMae deJongh is Chief Scaling Officer at Success Academy Charter Schools in New York City. She was formerly a partner at Accenture from 1987 to 2012, where she provided consulting, technology and outsourcing solutions and had a leadership role in the firm’s North America Capital Markets practice.  Alongside her client service work, Ms. deJongh helped addressed Accenture’s human capital strategy, bringing focus to the recruitment, retention, development and advancement of talent; inclusion and diversity; and corporate citizenship.  She also contributed to strategy-setting and day-to-day operations of Accenture through participation on the CEO Advisory Council, North America Leadership Team, Accenture US Foundation, and Accenture US Investments/Benefits Co. Ms. deJongh earned her undergraduate degree from Princeton University. Ms. deJongh’s prior experience as a consultant developing new business strategies and models for financial institutions brings the Board a greater depth of understanding on banking industry trends and strategies.
Michael T. Pugh, 43, is President, Chief Executive Officer and a member of the Board of Directors of Carver, since January 2015.  From January 2013 through December 2014, Mr. Pugh served as Carver’s President and Chief Operating Officer.  In 2012, he was Carver’s Chief Revenue Consultant, focusing on redesigning its business strategy, management structure and related processes.  Mr. Pugh is a retail banking veteran of more than 22 years, and has led teams of up to 600 associates in consumer and business banking, residential lending, and call center operations.  He has been a critical leader in bank technology integrations, launching new lines of business, and executing new growth market strategies.  Prior to joining Carver in August 2012, Mr. Pugh worked at Capital One, N.A., as Senior Vice President, Regional Executive and Market President of the Eastern Maryland, Delaware and Washington, D.C. markets.  Prior to his tenure at Capital One, he was a Senior Vice President, Retail Banking Executive for Citizens Financial Group, Citizens Bank.  He led retail banking teams in the Michigan and Indiana markets with up to 67 banking centers.  Mr. Pugh is a board member for several nonprofit organizations, including the Community Development Bankers Association and the Society for Financial Education and Professional Development, where he serves as Chairman.  He earned a B.S. in Health Administration from Eastern Michigan University, and completed advanced management training at Babson College.
Executive Officers Who Are Not Also Directors
Biographical information for Carver’s executive officers who are not directors is set forth below. Such executive officers are officers of Carver and Carver Federal.

Executive Officers
Christina L. Maier, 62, is First Senior Vice President and Chief Financial Officer, since March 2016. Prior to joining Carver, Ms. Maier served as Executive Vice President and Chief Financial Officer of Patriot National Bancorp, Inc. from 2013 through March 2016. Prior to her time with Patriot National Bancorp, Inc., Ms. Maier spent over a decade in leadership positions at other financial institutions, including Provident New York Bancorp and Hudson United Bancorp. Ms. Maier earned an M.B.A. in Finance from St. Thomas Aquinas College and a B.S. in Accounting from Fairleigh Dickinson University.
James A. Raborn, 53, is First Senior Vice President, General Counsel and Manager of Loan Workout and Loss Mitigation.  Mr. Raborn joined Carver in April 2011 from Emigrant Bank where he served as First Vice President and Director of Foreclosure/Real Estate Owned for about four years.  Mr. Raborn was responsible for oversight and management of a large volume of non-performing residential and commercial loans while at Emigrant.  Prior to that Mr. Raborn was Counsel with the law firm of Riker Danzig Scherer Hyland & Perretti LLP in Morristown, New Jersey for over ten years.  While at Riker Danzig, Mr. Raborn had an extensive real estate litigation practice and tried numerous cases involving real estate or real estate related issues.  Mr. Raborn was also an Associate at the law firm of Norris McLaughlin & Marcus in Somerville, New Jersey for approximately three years.  Immediately after graduating from law school, Mr. Raborn completed two, one year judicial clerkships with the Honorable Daniel H. Huyett, Judge, United States District Court for the Eastern District of Pennsylvania and the Honorable Stephen Skillman, Appellate Judge, Superior Court of New Jersey, Appellate Division.  Mr. Raborn is a member of the New Jersey and Pennsylvania (inactive) bars.   He received his juris doctor degree with honors from Rutgers University, Camden in May 1988. Mr. Raborn graduated cum laude from Tulane University, College of Arts and Sciences in May 1985 where he received his bachelors degree in history and political science.
Blondel A. Pinnock, 48, is Senior Vice President and Chief Lending Officer. Ms. Pinnock previously held the position of Senior Vice President of Carver Federal and President of Carver Community Development Corporation.  She joined Carver in April 2008. Prior to joining Carver, Ms. Pinnock was Senior Vice President of Bank of America where she was a community development lender and business development officer. Ms. Pinnock has over ten years of experience in financing the development of residential and commercial real estate projects located within low and moderate income neighborhoods throughout New York City and outlying areas. Prior to her tenure at Bank of America, Ms. Pinnock worked as counsel and deputy director for the New York City’s Housing, Preservation and Development Department’s Tax Incentives Unit, where she assisted in the implementation of the City's real estate tax programs for low, moderate and market rate projects.  She earned a B. A. from Columbia College and a J. D. from Hofstra University School of Law.
John F. Spencer, 51, is Senior Vice President and Chief Information Technology and Operations Officer of Carver. Mr. Spencer was promoted in 2013 from his prior position as Senior Vice President and Chief Retail Officer of Carver Federal. Mr. Spencer joined Carver in February 2009 after 22 years at JP Morgan Chase where he held several management positions in Retail Sales/Customer Service, Audit, and Operations Management. Additionally, he served as a Branch Administration Executive for the bank’s Retail Division, supporting a network with 700 branches, and over $50 billion in deposits. Mr. Spencer has a proven record of accomplishment of operational excellence. He has significant experience in Retail Bank merger integration, and has participated in Six Sigma Methodology projects. He earned a B.A. in Banking and Finance from Pace University.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Carver’s directors and executive officers, and persons who own more than ten percent of a registered class of Carver’s equity securities, to file reports of ownership and changes in ownership with the SEC and the NASDAQ Stock Market. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Carver with copies of all Section 16(a) forms they file.
Based solely on a review of copies of such reports of ownership furnished to Carver, or written representations that no forms were necessary, Carver believes that, during the last fiscal year, all filing requirements applicable to its directors, officers and greater than ten percent stockholders of Carver were complied with.

Codes of Ethics

Carver has adopted a Code of Ethics, which applies to Carver’s directors and employees and sets forth important Company policies and procedures in conducting Carver’s business in a legal, ethical and responsible manner. The Code of Ethics, including future amendments, is available free of charge on Carver’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage or by writing to the Corporate Secretary, Carver Bancorp, Inc., 75 West 125th Street, New York, New York 10027, or by telephoning (212) 360-8800. Carver intends to post on its website any waiver under the codes granted to any of its directors or executive officers.
Website Access to Governance Documents
Carver’s Corporate Governance Principles and the charters for the Finance and Audit, Compensation and Nominating/Corporate Governance Committees are available free of charge on Carver’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage or by writing to the Corporate Secretary, Carver Bancorp, Inc., 75 West 125th Street, New York, New York 10027, or by telephoning (212) 360-8800.
Finance and Audit Committee
The Audit Committee consists of Directors Robert R. Tarter (Chairman), Pazel G. Jackson, Jr., Lewis P. Jones III, Colvin W. Grannum and Susan M. Tohbe. Each is an “independent” director as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities and Exchange Commission. The Board of Directors has determined that Robert R. Tarter, Pazel G. Jackson, Jr. and Susan M. Tohbe each qualify as an “audit committee financial expert.”

Item 11.     Executive Compensation
Compensation Discussion and Analysis

Executive Compensation

2016 COMPENSATION DISCUSSION AND ANALYSIS

This section discusses Carver’s executive compensation philosophy, guidelines and programs. It also provides the material factors affecting the Compensation Committee’s decision making as it relates to Carver’s Named Executive Officers. The discussion and analysis is presented to provide shareholders a clear and comprehensive picture of Carver’s executive compensation program, and its individual components. For a full understanding of the information presented, please consider the following discussion together with the tables and its related narrative and footnotes below.

The following table lists Carver’s Named Executive Officers during the fiscal year ended March 31, 2016.

Name	Position with Carver During Fiscal 2016
Michael T. Pugh	President and Chief Executive Officer
Christina L. Maier	First Senior Vice President and Chief Financial Officer (1)
David Toner	Former First Senior Vice President and Chief Financial Officer (2)
James Raborn	First Senior Vice President, General Counsel and Loan Workout Manager (3)
John Spencer	Senior Vice President, Chief Operations and Information Technology Officer
Blondel Pinnock	Senior Vice President, Chief Lending Officer

(1)	Ms. Maier was appointed as First Senior Vice President and Chief Financial Officer of Carver and Carver Federal on March 7, 2016

(2)	Mr. Toner resigned as First Senior Vice President and Chief Financial Officer of Carver and Carver Federal effective February 18, 2016.

(3)	Mr. Raborn resigned as First Senior Vice President, General Counsel and Loan Workout Manager of Carver and Carver Federal effective July 15, 2016.

Executive Summary

The Board of Directors of Carver and the Compensation Committee are committed to a strong pay-for-performance philosophy. The executive team continues to take actions to improve profitability and ensure that Carver acts in a manner that preserves and enhances shareholder value. Despite a number of positive outcomes, Carver reported a net loss of $170,000 for the fiscal year ended March 31, 2016. None of the Executive Officers received a base salary increase nor any incentive plan payouts for the year’s performance.

Financial Highlights

While Carver increased loan interest and fee income in the fiscal year ended March 31, 2016, several initiatives were executed to reduce operating expenses, recognize loan losses and improve operational and compliance processes. Key financial highlights were the following:

•	Reduced the ratio of operating expense to average assets during the fiscal year ended March 31, 2016 to 3.81% from 4.35% for the fiscal year ended March 31, 2015.

•	Increased the deposit portfolio by $79.0 million, or 15%, through a net increase of 1,785 deposit accounts during the fiscal year ended March 31, 2016.

•	Increased loan portfolio by 22%, or $105.3 million, through new loan originations and retentions, pool purchases and new portfolio management funding.

Executive Compensation Decisions

Given Carver’s financial performance, the Compensation Committee made no changes to the Named Executive Officer’s base salaries or incentive plan opportunities in the fiscal year ended March 31, 2016. No awards were made under the Short-Term Incentive Plan (“STI Plan”) or the Long-Term Incentive Plan (“LTI Plan”).

Regulatory Programs and Agreements

Carver continues to be a participant in the TARP-CDCI. As such, Mr. Pugh is ineligible to receive cash-based incentive compensation and is subject to other compensation related restrictions. Additionally, on May 24, 2016, the Office of the Comptroller of the Currency (“OCC”) and Carver Federal entered into a Formal Agreement to carry out the compliance matters discussed further in the Carver Current Report on Form 8-K, as filed with the SEC on May 27, 2016. Under the Formal Agreement, Carver must comply with the requirements of the golden parachute regulations under 12 C.F.R. Part 359.
For more information, please refer to the “Compensation-Related Governance,” section in this Compensation Discussion and Analysis.

Say-on-Pay Results

Carver holds an annual non-binding shareholder advisory vote as part of our requirements under the EESA. Over 90% of our stockholders approved the “say-on-pay” proposal concerning the compensation of our Named Executive Officers described in our proxy statement in 2015. The Compensation Committee considered this outcome in its pay deliberations and as such, did not implement any changes to our executive compensation program in the fiscal year ended March 31, 2016.

Compensation Philosophy

The ultimate goal of our compensation philosophy is to create long-term shareholder value by rewarding performance that furthers the strategic goals and growth of the Company. At the same time, the Compensation and Benefits Committee seeks to maintain an executive compensation program that is competitive with comparably-sized financial institutions. The Committee also considers its location and sources of talent in making pay determinations. As a small community bank in New York City, competitive pressures on the ability to attract and retain talent are intense. Most executives and staff are recruited to Carver from money center banks and other larger financial institutions.

The Committee believes that executive compensation should support Carver’s unique business strategy and result in compensation program that:

•	Enables Carver to attract and retain top talent by providing competitive reward opportunities while at the same time effectively controlling compensation costs;

•	Places significant focus on incentive/performance based rewards that are contingent on achievement of Company and individual performance; and

•	Enhances Carver’s long-term stockholder value.

Pay for Performance
Named Executive Officers, other than Mr. Pugh, earn a base salary and participate in the STI Plan and LTI Plan. Due to compensation restrictions under TARP-CDCI, Mr. Pugh, receives a base salary and has the opportunity to receive restricted stock.

Carver does not target a specific pay mix; however, each Named Executive Officer has a significant percentage of their pay at risk through the STI Plan and LTI Plan. The executives’ compensation opportunity is designed to provide pay below competitive market levels if annual and/or long-term performance goals are not achieved. The compensation program is designed to provide pay at or above competitive levels if performance meets or exceeds goals.

The following tables provide the pay mix for each of the Named Executive Officers should no compensation restrictions apply and goals were met at target-level performance.

Carver’s strategic vision is translated into specific performance goals, which the Committee considers in assessing performance and making total compensation decisions. To foster teamwork in building long-term performance and stockholder value, executive pay reflects a mix of Company, department and individual performance. Carver’s assessment of compensation and performance considers a balanced view of factors critical to understanding Carver’s total performance, as follows.

•
Internal and External Benchmarks - Executive performance is measured against Carver’s financial, operational and strategic goals for the fiscal year, along with economic and industry factors that may impact performance or strategy.

•
Company and Individual Performance - Executives are incented to work together as a team to drive overall Company performance; however, each executive is also held accountable and rewarded for achieving individual goals.

•
Short and Long-Term Performance - Compensation reflects a balance of short-term performance (i.e., how Carver meets its annual goals) and long-term performance (i.e., building a platform for sustained, profitable growth over multiple years).

•
Unique Business Model - Carver’s legacy is anchored in a 65-year history of commitment to providing capital, and thereby expanding wealth enhancing opportunities, to consumers and institutions in historically low to moderate income communities. Opportunities created by a substantial expansion of economic opportunity in these communities in recent years is balanced by significantly greater competition from global institutions and persistently high rates of poverty, and therefore limited assets that can be invested by many of the residents of communities in which Carver operates. Carver’s “Outstanding” rating by the Office of the Comptroller of the Currency following its most recent Community Reinvestment Act (“CRA”) examination in January 2016 (conducted every three years), noted that 75% of Carver’s loans were originated in such communities, far exceeding peer institutions.

Role of the Compensation Committee

The Compensation Committee operates under a written charter that establishes its responsibilities. A copy of the Compensation Committee Charter can be found on the Company’s website at www.carverbank.com. The Compensation Committee reviews the charter annually to ensure that the scope of the charter is consistent with the Committee’s expected role. Under the charter, the Committee is charged with general responsibility for the oversight and administration of the Company compensation program. The charter gives the Committee the sole responsibility for determining the compensation of the President and Chief Executive Officer based on the Committee’s evaluation of his performance. The charter also authorizes the Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

The Compensation Committee is comprised of four members of the Board, each of whom is independent. The Compensation Committee met three times during the fiscal year ended March 31, 2016. The Chairman of the Committee reported on Committee actions at subsequent meetings of the Board of Directors.

Decisions regarding other executives are made by the Compensation Committee considering recommendations from the President and Chief Executive Officer and with input from the Senior Vice President and Chief Human Resources Officer. Decisions by the Compensation Committee with respect to compensation of the President and Chief Executive Officer are ratified by the non-executive members Board of Directors.

Interaction with the Compensation Consultant

The Committee has the sole authority to retain and terminate a compensation consultant and to approve the consultant’s fees and all other terms of the engagement. For the fiscal year ended March 31, 2016, the Compensation Committee retained the services of Pearl Meyer & Partners LLC ("Pearl Meyer"), an independent compensation consulting firm, to assist with compensation matters concerning the President and Chief Executive Officer. The Compensation Committee holds regularly scheduled executive sessions without management present with the compensation consultant and has direct access to Pearl Meyer. Pearl Meyer provided support to the Committee, mainly in regard to CEO compensation and performance evaluations during the fiscal year ended March 31, 2016 and attended one of the three meetings held in the fiscal year ended March 31, 2016.

Pearl Meyer reports directly to the Compensation Committee and does not provide any other services to the Company. The Compensation Committee has analyzed whether the work of Pearl Meyer as a compensation consultant has raised any conflict of interest, taking into consideration the following factors, among others: (i) the provision of other services to the Company by Pearl Meyer; (ii) the amount of fees from the Company paid to Pearl Meyer as a percentage of Pearl Meyer’s total revenue; (iii) Pearl Meyer’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Pearl Meyer or the individual compensation advisors employed by Pearl Meyer with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by Pearl Meyer or the individual compensation advisors employed by Pearl Meyer. The Compensation Committee has determined, based on its analysis of the above factors, among others, that the work of Pearl Meyer and the individual compensation advisors employed by Pearl Meyer as compensation consultants to the Company has not created any conflict of interest.

Role of Executives in Committee Deliberations

The Compensation Committee requests the President and Chief Executive Officer and Chief Human Resources Officer to be present at Committee meetings where executive compensation and Company or individual performance are discussed and evaluated. Executives are free to provide insight, suggestions or recommendations regarding executive compensation. However, only the Compensation Committee members are allowed to vote on decisions regarding executive compensation.

The Compensation Committee meets with the President and Chief Executive Officer to discuss his own performance and compensation package, but ultimately decisions regarding his compensation are made solely based upon the Committee’s deliberations with input from the compensation consultant, as requested. The President and Chief Executive Officer is not present at meetings at which his compensation is being discussed and determined. Decisions regarding executives reporting directly to the President and Chief Executive Officer are made by the Compensation Committee considering recommendations from the President and Chief Executive Officer, as well as input from the compensation consultant as requested.

Benchmarking of Compensation

The Compensation Committee periodically benchmarks compensation of executive officers and directors utilizing published industry surveys and publicly disclosed information from a peer group of publicly traded banks. The last comprehensive competitive market assessment by Pearl Meyer was conducted in February 2014. Data are collected from multiple survey sources and reflect banks of similar asset size and region to Carver.

Carver also utilizes a peer group of specific companies to benchmark industry best practices. The original peer group was selected by Pearl Meyer to reflect banks with similar asset size and region to Carver and approved by the Compensation Committee for the fiscal year ended March 31, 2014. Since then, peer banks that have been acquired are deleted from the group and the remaining banks are used to make relative financial comparisons under the LTIP Plan. As of the fiscal year end March 31, 2016, the peer group is as follows.

Peer Group
Berkshire Hills Bancorp Inc. Chemung Financial Corporation Clifton Savings Bancorp, Inc. First of Long Island Corporation Magyar Bancorp Inc.	Northeast Community Bancorp Inc. Ocean Shore Holding Company OceanFirst Financial Corporation Severn Bancorp, Inc. VSB Bancorp Inc.

Total Compensation Program Components

The main components of Carver’s total compensation program are: base salary, annual incentives, and long-term incentives.

The following sections summarize the role of each component, how decisions are made and resulting decisions for the fiscal year ended March 31, 2016 as they relate to the Named Executive Officers.

Base Salary

The purpose of base salary is to provide competitive base compensation that recognizes the executives’ role, responsibilities, experience, performance and past and potential contribution to Carver. Carver targets base salaries at the 50th percentile of the benchmark market data; however, judgment is exercised in determining each executive’s base salary level relative to market. As a result, experienced and/or high performing executives may be paid above the market median and less experienced or average performing executives may be paid below the market median.

Base salaries for the Named Executive Officers were not adjusted in the fiscal year ended March 31, 2016.

Short-Term Incentive Plan (“STI Plan”)

The purpose of the STI Plan is to motivate and reward actual corporate, department and individual performance on an annual basis. The Compensation Committee reviews the STI Plan each year and, if necessary, adjusts the specific performance metrics, goals and compensation opportunities based on business objectives and the executives’ competitive position. No adjustments were made in the fiscal year ended March 31, 2016.

STI Plan pool funding is based on adjusted operating income (excluding allowances for loan and lease losses, taxes and the impact of any other one-time gains or losses). A threshold level of adjusted operating income is established and funding is adjusted up or down based on the Bank’s actual performance. Incentive payouts can range from 0% of target to a maximum payout of 150% of target (not including additional downside/upside adjustments based on individual performance factors - see explanation below).

The Compensation Committee reserves the right to either increase or decrease the calculated STI Plan pool based on multiple strategic metrics. In the fiscal year ended March 31, 2016, the Compensation Committee had the opportunity to consider:

•	Asset quality

•	Revenue growth

•	Efficiency ratios

Upon determination of the final STI pool amount, actual incentive payouts are based on corporate and department/strategic goals. Weightings are dependent on the executive’s level (see table below for Named Executive Officers). Weightings for Senior Vice Presidents and above are generally 40% to 50% corporate performance and 50% to 60% departmental/strategic performance. Weightings for Vice Presidents are generally 30% corporate performance and 70% departmental/strategic performance.

In addition to corporate and department goals, the STI Plan design includes an individual modifier that allows incentive awards to be modified (up or down) to reflect overall individual performance and contribution. As such, an individual incentive award can be increased by 30% for exceptional performance or reduced to 0% for poor performance.

For fiscal year 2016, Carver’s annual target incentive ratios for the Named Executive Officers were as follows:

	STI Weighting		Target STI	Payout Range (as % of salary)
Executive	Corporate	Dept. / Strategic	(as % of salary)	(inclusive of individual modifier)
Michael T. Pugh, President and Chief Executive Officer (1)	50%	50%	30%	0% - 65.8%
Christina L. Maier, First Senior Vice President and Chief Financial Officer (2)	50%	50%	50%	0% – 97.5%
David L. Toner, Former First Senior Vice President and Chief Financial Officer (3)	50%	50%	25%	0% – 48.8%
John Spencer, Senior Vice President and Chief Operations and Information Technology Officer	40%	60%	20%	0% – 48.8%
James Raborn, Former First Senior Vice President, General Counsel and Loan Workout Manager (4)	40%	60%	20%	0% – 39.0%
Blondel Pinnock, Senior Vice President and Chief Lending Officer	40%	60%	20%	0% – 39.0%

(1)
Notwithstanding the specified target incentive ratio designated for Mr. Pugh, Carver is prohibited from paying or accruing a bonus for Mr. Pugh under the STI Plan for any period that Carver continues to retain any financial assistance provided by the U.S. Treasury under TARP. For further information on Carver’s participation in TARP and this bonus restriction, see below under “Compensation-Related Governance - Participation in Troubled Asset Relief Program.”

(2)	Ms. Maier was appointed as First Senior Vice President and Chief Financial Officer of Carver and Carver Federal on March 7, 2016.

(3)	Mr. Toner resigned as First Senior Vice President and Chief Financial Officer of Carver and Carver Federal effective February 18, 2016.

(4)	Mr. Raborn resigned as First Senior Vice President, General Counsel and Loan Workout Manager effective July 15, 2016.

After reviewing Carver’s fiscal year ended March 31, 2016 performance, the Compensation Committee determined that Carver did not meet the threshold adjusted operating income goal for the fiscal year ended March 31, 2016. No STI Plan payouts were received in the fiscal year ended March 31, 2016. Furthermore, no payouts under the STI Plan have been received since 2008.

Long-Term Incentive Plan (“LTI Plan”)

Carver believes strongly in the importance of aligning executive incentives with the long-term performance of Carver and interests of stockholders.
The LTI Plan provides an opportunity for executives to receive cash or equity-based awards under the Carver Bancorp 2014 Equity Incentive Plan. The goal of the LTI Plan is to promote Carver’s growth and profitability, to provide certain officers with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence and to provide initial grants to new non-employee directors of Carver. The LTI Plan is also designed to align participants’ interests with stockholders of Carver and serves as a retention tool for key members of management.

The Compensation Committee reviews the LTI Plan each year and establishes specific goals and targets that are aligned with business objectives and Carver’s compensation philosophy. For the fiscal year ended March 31, 2016, the Compensation Committee considered the Company’s overall health and progress toward achieving financial and strategic objectives as the main determinant of equity award allocation. Eligible employees must also receive an individual performance score of 3 (on a scale of 1 to 5) to be considered.

Long-term incentives may be in the form of cash, stock options and/or restricted shares. Regardless of the type of award, the awards vest ratably over a five-year period. Vesting may be accelerated in the third or fourth year of if Carver meets or exceeds the current peer group’s average three-year ROE.

For the fiscal year ended March 31, 2016 long-term incentive target awards (as a percent of salary) for the Named Executive Officers are as follows:

Executive	Position	Target Award
Michael T. Pugh (1)	President and Chief Executive Officer	30%
Christina L. Maier (2)	First Senior Vice President and Chief Financial Officer	25%
David L. Toner (3)	Former First Senior Vice President and Chief Financial Officer	25%
John Spencer	Senior Vice President and Chief Operations and Information Technology Officer	20%
James Raborn (4)	Former First Senior Vice President, General Counsel and Loan Workout Manager	20%
Blondel Pinnock	Senior Vice President and Chief Lending Officer	20%

(1)
Notwithstanding the specified target incentive ratio designated for Mr. Pugh, Carver is prohibited from paying or accruing a bonus for Mr. Pugh under the LTI Plan for any period that the Carver continues to hold any financial assistance provided by the U.S. Treasury under TARP. For further information on Carver’s participation in TARP and this bonus restriction, see below under “Compensation-Related Governance - Participation in Troubled Asset Relief Program.”

(2)	Ms. Maier was appointed as Chief Financial Officer of Carver and Carver Federal, effective March 7, 2016.

(3)	Mr. Toner resigned as First Senior Vice President and Chief Financial Officer of Carver and Carver Federal effective February 18, 2016.

(4)	Mr. Raborn resigned as First Senior Vice President, General Counsel and Loan Workout Manager of Carver and Carver Federal effective July 15, 2016.

No LTIP Plan awards nor any other awards under the Carver Bancorp 2014 Equity Incentive Plan were made in the fiscal year ended March 31, 2016. Furthermore, no payouts under the STI Plan have been received since 2008.

Compensation-Related Governance

Participation in the Troubled Asset Relief Program

On January 16, 2009, Carver entered into a Securities Purchase Agreement with the U.S. Treasury that provided for Carver’s participation in the Capital Purchase Program (“CPP”) under TARP.
TARP participants are required to agree to significant restrictions on executive compensation during the period in which the U.S. Treasury holds an equity position in Carver as a condition of participation. Also, the ARRA created compensation-related limitations in addition to compensation limitations under TARP and required the Secretary of the U.S. Treasury to establish additional standards for executive compensation that apply beyond Carver’s senior executive officers to include the 20 next most highly compensated employees. In compliance with such requirements, Carver’s senior executive officers or “SEO’s” and the next 20 most highly compensated employees have agreed in writing to accept the compensation restrictions under the TARP and ARRA and thereby limit some of their contractual or legal rights.

Under TARP and ARRA, while a participant in the TARP programs, the following compensation restrictions are in effect:

•
Clawback of Bonus and Incentive Compensation if Based on Certain Material Inaccuracies. Incentive compensation paid that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance is subject to recovery by Carver. Carver’s senior executive officers and next 20 most highly paid employees acknowledge that each incentive program and each compensation or benefit agreement that incorporates incentive compensation was deemed amended to the extent necessary to give effect to such clawback.

•
No Compensation Arrangements that Encourage Excessive Risks. Carver is prohibited from entering into compensation arrangements that encourage employees to take “unnecessary and excessive risks that threaten the value” of Carver. To insure this does not occur, Carver’s Compensation Committee is required to meet at least once a year with senior risk officers to review Carver’s compensation arrangements in light of Carver’s risk management policies and practices. To the extent that such review suggests revisions to any compensation arrangement, Carver agrees to modify promptly the compensation arrangement to eliminate any undue risk. During the fiscal year ended March 31, 2016, the Compensation Committee met with Carver’s Chief Risk Officer and determined that Carver’s compensation program does not encourage unnecessary risk taking by executive officers. Carver’s short-term and long-term incentive programs use a broad based balance of performance measures with no one measurement dominating the payout determination. This feature greatly mitigates any incentive for an employee to engage in unnecessary or excessive risk. The performance measures include net income, loan and deposit growth, efficiency ratio, Sarbanes Oxley Act of 2002 (“SOX”) Section 404 compliance, New Markets Tax Credit allocation deployment and individual performance throughout the year. Company and departmental goals are based upon an annual business plan submitted to and approved by the Board of Directors, whereat the Board considers the reasonableness of the plan and its goals. Individual performance is based upon actual performance compared to pre-established performance goals and market and other conditions. In this connection, incentive compensation can be reduced to zero based upon individual performance, further ensuring employees are not rewarded for performance that is not in Carver’s best long term interests.

•	Limit on Federal Income Tax Deductions. Carver is prohibited from taking a federal income tax deduction for compensation paid to senior executive officers in excess of $500,000 per year.

•
Limit on Severance. Carver is prohibited from making severance payments resulting from termination of employment for any reason, except for payments for services performed or benefits accrued to Carver’s senior executive officers and the next 20 most highly compensated employees.

•
Limits on Incentive Compensation. The ARRA standards prohibit the payment or accrual of any bonus, retention award or incentive compensation to Carver’s most highly compensated employee (in Carver’s case, the President and Chief Executive Officer) other than awards of long-term restricted stock that (i) do not fully vest while participating in the TARP programs, (ii) have a value not greater than one-third of the total annual compensation of the employee and (iii) are subject to such other restrictions as determined by the Secretary of the U.S. Treasury. The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•
Compensation Committee Functions. The ARRA requires that Carver’s Compensation Committee be comprised solely of independent directors and that it meets at least semiannually to discuss and evaluate Carver’s employee compensation plans in light of an assessment of any risk posed to Carver from such compensation plans.

•
Compliance Certifications. The ARRA requires a written certification by Carver’s President and Chief Executive Officer and Chief Financial Officer of Carver’s compliance with the provisions of ARRA. These certifications must be contained in Carver’s Annual Report on Form 10-K that is filed after the relevant U.S. Treasury regulations are issued.

•
U.S. Treasury Review of Excessive Bonuses Previously Paid. The ARRA directs the Secretary of the U.S. Treasury to review all compensation paid to Carver’s senior executive officers and Carver’s next 20 most highly compensated employees before date of enactment to determine whether any such payments were inconsistent with the purposes of ARRA or were otherwise contrary to the public interest. If the Secretary of the U.S. Treasury makes such a finding, the Secretary of the U.S. Treasury is directed to negotiate with the

TARP recipient and the affected employees for appropriate reimbursements to the U.S. Treasury with respect to the compensation and bonuses.

•
Limitation on Luxury Expenditures. The Board of Directors must have in place a company-wide policy regarding excessive or luxury expenditures, as identified by the U.S. Treasury, which may include excessive expenditures on (i) entertainment or events, (ii) office and facility renovations, (iii) aviation or other transportation services, (iv) other unreasonable expenditures for staff development events, performance initiatives or other similar measures conducted in the normal course of business operations.

•
Say on Pay. Under ARRA, the SEC promulgated rules requiring a non-binding say on pay vote by shareholders on executive compensation at the annual meeting. Carver implemented this provision beginning with the proxy statement for the fiscal year ended March 31, 2009 by including the submission of an “Advisory Vote on Compensation of Named Executive Officers.”

In February 2010, the U.S. Treasury announced the creation of the TARP-CDCI to invest lower-cost capital in community development financial institutions (“CDFI”) that lend to small businesses in the country’s hardest hit communities, in recognition of the unique role of CDFI’s as lenders in disadvantaged communities. Carver, as a CDFI, applied to participate in the TARP-CDCI program. On August 27, 2010, Carver completed an exchange of TARP CPP capital for TARP-CDCI capital. The transaction reduced the dividend rate that Carver pays the U.S. Treasury from 5% to 2%, saving $569,000 annually, and extending the total period in which this lower cost capital can be utilized from five to eight years. All restrictions on executive compensation that applied under TARP CPP remain in force under the TARP-CDCI program. Effective October 28, 2011, the U.S. Treasury exchanged 18,980 shares of Series B Preferred Stock that it held for 34,819,299 shares of common stock, pursuant to an Exchange Agreement by and between U.S. Treasury and Carver entered into on June 29, 2011. Pursuant to the Exchange Agreement, all restrictions on executive compensation that applied under TARP CPP and the TARP-CDCI program will continue to apply so long as the U.S. Treasury holds any of Carver’s securities.

Enforcement Actions with Carver and Carver Federal’s Bank Regulators
In February 2011, Carver and Carver Federal each entered into Orders with the Office of Thrift Supervision (“OTS”)(1) On July 21, 2011, the OTS merged into the OCC and the OCC became Carver’s primary bank regulator. The Board of Governors of the Federal Reserve System (“FRB”) became the Company’s primary holding company regulator., and as a result, Carver Federal was designated as being “in troubled condition,” subject to the requirements of the golden parachute regulations promulgated by the Federal Deposit Insurance Corporation (“FDIC”) under 12 C.F.R Part 359. The Orders specifically prohibited Carver and Carver Federal from entering into, renewing, extending or revising any contractual arrangement relating to compensation or benefits for any senior executive officer or director of Carver or Carver Federal, unless Carver or Carver Federal, as applicable, first provides the applicable regulatory authority, which in the case of Carver, would be FRB and in the case of Carver Federal, would be the OCC, with not less than 30 days prior written notice of the proposed compensation arrangement. Moreover, the Orders require the Boards of Carver and Carver Federal to ensure that the contract, agreement or arrangement complies with the requirements of the FDIC golden parachute regulations under 12 C.F.R. Part 359. In November 2014, the OCC released Carver Federal from the Cease and Desist Order, and, thereby, Carver Federal is no longer designated as being “in troubled condition.” Likewise, in September 2015, the FRB released Carver from the Cease and Desist Order. However, in May 2016, the OCC and Carver Federal entered into a Formal Agreement pertaining to certain compliance matters as more fully described in the Current Report on Form 8-K, as filed with the SEC on May 27, 2016. Accordingly, Carver and Carver Federal are required to comply with the requirements of the golden parachute regulations under 12 C.F.R. Part 359.
The FDIC golden parachute regulations limit the ability of Carver and Carver Federal to enter into contracts and to pay and make golden parachute payments to directors, officers, employees or controlling stockholders. A golden parachute payment includes, generally, any payment (or agreement to make any payment) in the nature of compensation which is contingent on such person’s termination of employment or affiliation with Carver or Carver Federal and is received on or after, or is made in contemplation of, when Carver Federal is or becomes troubled. Accordingly, for so long as Carver remains subject to the Order, no payments can be made under any employment agreement or change in control agreement or any other contract, agreement or arrangement that would become payable as a result of a director’s, officer’s or employee’s employment if such payment would constitute a golden parachute payment. Payments that become due under any tax-qualified plan, certain bona fide deferred compensation plans, nondiscriminatory severance pay plan (so long as the severance payment does not exceed 12 months of base compensation), and payments made by reason of death or disability, or payments that are approved by the FDIC are not subject to this limitation.
(1) On July 21, 2011 the OTS merged into the OCC, and the OCC became Carver’s primary bank regulator. The FRB became the Company’s primary holding company regulator.

Compensation of Executive Officers and Directors

SUMMARY COMPENSATION TABLE AT MARCH 31, 2016

The following table presents compensation information regarding Carver’s named Executive Officers at the fiscal year ended March 31, 2016.

Name and Principal Position	Year Ended 3/31	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Michael T. Pugh, President and Chief Operating Officer (2)	2016	$360,000	—	—	—	—	—	$7,950	$367,950
	2015	$263,250	—	—	—	—	—	$6,885	$270,135

David L. Toner, Former First Senior Vice President and Chief Financial Officer (3)	2016	$207,000	—	—	—	—	—	$6,210	$213,210
	2015	$207,000	—	—	—	—	—	$6,210	$213,210

Christina L. Maier, First Senior Vice President and Chief Financial Officer (4)	2016	$17,538	—	—	—	—	—	—	$17,538

James Raborn First Senior Vice President, General Counsel and Loan Workout Officer (5)	2016	$209,070	—	—	—	—	—	$2,084	$211,154
	2015	$207,000	—	—	—	—	—	$1,990	$208,990

John Spencer Senior Vice President and Chief Operations and Information Technology Officer	2016	$188,959	—	—	—	—	—	$5,087	$194,046
	2015	$188,959	—	—	—	—	—	$5,087	$194,046

Blondel Pinnock, Senior Vice President and Chief Lending Officer (6)	2016	$180,353	—	—	—	—	—	$5,410	$185,763
	2015	$180,353						$5,410	$185,763

(1)
Except as noted, the amounts shown in this column reflect matching contributions made to Carver’s 401(k) Plan. No Named Executive Officer receives perquisites the aggregate value of which exceeds $10,000.

(2)	Michael T. Pugh was appointed to the position of President and Chief Executive Officer of Carver and Carver Federal, effective January 1, 2015.
(3)	Mr. Toner resigned as First Senior Vice President and Chief Financial Officer of Carver and Carver Federal effective February 18, 2016.
(4)	Ms. Maier was appointed as Chief Financial Officer of Carver and Carver Federal on March 7, 2016.
(5)	Mr. Raborn resigned as First Senior Vice President, General Counsel and Loan Workout Officer effective July 15, 2016.
(6)	Blondel Pinnock was initially designated as a Named Executive Officer for the fiscal year ended March 31, 2015.

Nonqualified Deferred Compensation Plans

Carver does not offer any non-qualified deferred compensation plans.

Benefit Plans

Performance Compensation Plan. Carver maintains a Performance Compensation Plan which is a cash-based incentive plan that provided certain officers and employees of Carver an incentive cash award that is credited to a memorandum account maintained by Carver for the benefit of such persons. The awards granted vest over a five-year period on the specified vesting dates, and under the terms of the Performance Compensation Plan are subject to accelerated vesting in connection with a change in control, or by reason of the death or disability of the participant. Upon the vesting of an award or a percentage of an award, the vested amount is distributed to the participant as soon as practicable, but in no event later than the 15th day of the third month following the end of the plan year. In the event of the participant’s termination due to death, disability or a change in control, the Performance Compensation Plan provides that the participant’s vested account balance will be paid within 30 days following the termination of the employee’s employment. No awards have been made under the Performance Compensation Plan subsequent to the date that Carver entered into the TARP CPP with the U.S. Treasury.
401(k) Savings Plan. Carver maintains a 401(k) Savings Plan (“401(k) Plan”) with a profit sharing feature for all eligible employees of Carver. Carver matched contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 3% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. To be eligible for the matching contribution, the employee must be 21 years of age and have completed at least three months of service. Under the profit-sharing feature of the plan, if the Bank achieves a minimum of 70% of its fiscal year performance goal, the Compensation Committee may authorize an a non-elective contribution to the 401(k) Plan on behalf of each eligible employee of up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective contribution, if made, is awarded regardless of whether the employee makes voluntary contributions to the 401(k) Plan. Non-elective Company contributions vest 20% each year for the first five years of employment and are fully vested thereafter. To be eligible for the non-elective company contribution, the employee must be 21 years of age, have completed at least one year of service and be employed on the last day of the plan year, currently December 31, or have terminated employment for death, disability or retirement. Carver did not award a non-elective contribution for the 401(k) Plan year that ended December 31, 2015.

Employment and Other Agreements with Executive Officers

Notwithstanding their employment and letter agreements as summarized below, Carver’s Named Executive Officers have agreed in writing to accept the ARRA standards discussed earlier in this document and to not accept any severance during the period in which the U.S. Treasury holds an equity position in Carver. Additionally, under the Orders issued by the regulators on February 7, 2011, Carver is prohibited from fulfilling severance payment commitments, resulting from termination for any reason (except for payments performed or benefits accrued), that are outside the scope of a non-discriminatory, all-employee severance program.

Employment Agreements

On January 1, 2015, Carver Federal entered into an employment agreement (the “Employment Agreement”) with Michael T. Pugh, President and Chief Executive Officer. The term of the Employment Agreement is three years. The Employment Agreement and Mr. Pugh’s performance will be reviewed by the Board of Directors of the Bank six months before the third anniversary and six months before each anniversary thereafter, and the Board of Directors may approve a one-year extension of the Employment Agreement after each such review.

Under the Employment Agreement, Mr. Pugh is entitled to a base salary of $360,000, subject to increase at the discretion of the Board of Directors of the Bank in connection with its annual review. The Employment Agreement provides that Mr. Pugh was eligible for a restricted stock award to be granted on or about April 15, 2016, 2017 and 2018, with the amount of each award to be at the discretion of the Board of Directors of the Bank, but not fewer than

7,250 restricted shares of the Company’s common stock. The Employment Agreement also provides for participation in the Bank’s retirement, pension, savings, profit-sharing, stock bonus, health and welfare and any other employee benefit and compensation plans covering employees of the Bank. In addition, the Employment Agreement provides that the Bank shall provide to Mr. Pugh a term life insurance policy in the amount of $1,000,000 payable to his beneficiaries. The Employment Agreement further provides that, in the event that the amount of benefits or contributions Mr. Pugh would have received or accrued under the tax-qualified plans of the Bank is limited by applicable sections of the Internal Revenue Code of 1986, as amended (the “Code”), the Bank will provide Mr. Pugh with supplemental benefits equal to the benefits attributable to employer contributions that he would have received if the limitations did not apply, with such benefits payable in 12 equal monthly installments beginning at least six months after his separation from service with the Bank. Finally, the Bank will pay or reimburse Mr. Pugh $2,500 per month in transportation and accommodation expenses during the period January 1, 2015 to August 31, 2015 until the location of his primary residence is completed, for customary relocation expenses, and up to $11,795 for legal expenses incurred by him in connection with the Employment Agreement.

Mr. Pugh may terminate his employment for “good reason,” which includes (i) a material diminution of his title, duties, responsibilities, authority or reporting lines, (ii) a material diminution in base salary, (iii) relocation of his principal office by more than 50 miles, and (iv) a material breach of the Employment Agreement by the Bank.

In the event that Mr. Pugh resigns for good reason or in the event the Company or the Bank terminates the employment of Mr. Pugh for any reason other than “cause” (as defined in the Employment Agreement) or “disability” (as defined in the Employment Agreement), he will be entitled to receive a cash lump sum payment equal to the present value of the salary that he would have earned if he had continued working for the Bank through the then-current expiration date of the Employment Agreement (the “Remaining Unexpired Employment Period”). If such resignation or termination occurs in connection with or within one year following a “change in control” (as defined in the Employment Agreement), then Mr. Pugh will be entitled to receive a cash lump sum payment equal to the lesser of (i) the present value of salary he would have earned during the Remaining Unexpired Employment Period plus one additional year, or (ii) the present value of two-times his then-current salary had it been paid out over the following two years. Any payments are required to be paid within 30 days after termination of employment, unless a six month delay in the payments is required to comply with Section 409A of the Internal Revenue Code of 1986, as amended (“Code”). Mr. Pugh will also be entitled to receive a cash lump sum payment equal to (i) the excess of the present value of the aggregate benefits to which he would be entitled under any defined benefit pension plans over the present value of the benefits to which he is actually entitled under such defined benefit pension plans as of the date of his termination, (ii) the present value of the additional employer contributions to which he would have been entitled under any defined contribution plans, (iii) the fair market value of any stock that would have been allocated or awarded to him under any stock-based employee benefit plans, (iv) the payments that would have been made to him under any cash bonus or long-term or short-term cash incentive compensation plan and (v) the present value of any supplemental retirement benefits to which he would have been entitled, in each case if he were 100% vested under the applicable plan and had continued working for the Bank during the Remaining Unexpired Employment Period. In addition, Mr. Pugh will be entitled to receive, at his election, a cash lump sum payment equal to (i) the excess of fair market value of a share of the Company’s common stock over the exercise price of any option or stock appreciation right held by him, and (ii) the fair market value of any restricted shares awarded to him, in each case upon surrender of such stock, option or appreciation right. The Bank will continue to provide health and welfare benefits, as well as the term life insurance policy, to which Mr. Pugh and his eligible dependents would have been entitled for the Remaining Unexpired Employment Period and for any such additional period to which they are entitled under COBRA.

In the event of Mr. Pugh’s termination for “disability” (as defined in the Employment Agreement), he will be entitled to receive ¾ of his base salary, and the Bank shall continue to provide health and welfare benefits substantially identical to those received prior to his disability, through the earliest to occur of (i) his return to full-time employment in the same capacity as he was employed prior to disability, (ii) his full-time employment by another employer, (iii) his reaching age 65, (iv) his death, or (v) the expiration of the term of the Employment Agreement.

All payments are subject to Section 409A and Section 280G of the Code, and restrictions resulting from the Bank’s participation in the Troubled Asset Relief Program and other regulatory restrictions.

Mr. Pugh has agreed, for a period of one year following the date of his termination (or, if less, the Remaining Unexpired Employment Period), not to become an officer, employee, consultant, director or trustee of any bank with less than two billion dollars in assets or any minority depository institution, or any direct or indirect subsidiary or affiliate of any such entity, that competes with the business of the Bank in any city, town or county in which the Bank has an office or has filed an application for approval to establish an office.

Letter Agreements

Carver entered into letter agreements with Messrs. Spencer and Raborn and Ms. Maier. Generally, each letter agreement provides for “at-will” employment and compensation in the form of base salary and benefits.

Director Compensation

Carver’s directors are paid an annual cash retainer of $10,000 to serve as a Director of both Carver and Carver Federal and receive a meeting fee of $600 for Board Meetings attended and $700 per Executive Committee meeting attended. The chairs of the Asset Liability and Interest Rate Risk Committee (“ALCO”) and Audit committees receive an annual retainer of $7,500 and $5,000, respectively, and a meeting fee of $650. The chairs of the remaining committees receive an annual retainer of $1,500 and all committee members including the chairs thereof receive $475 per committee meeting attended. The Non-Executive Chairman is paid a quarterly cash retainer of $10,000 ($40,000 per year) to serve as Chairman of both Carver and Carver Federal, and receives a meeting fee of $1,500 for Board Meetings attended. Upon shareholder approval of new directors, the Compensation Committee may approve a grant of 1,000 shares of restricted stock and 1,000 stock options, which vest pursuant to Carver’s incentive plan in effect at the time of the grant. In 2010, after a competitive study of Non-Employee Director Compensation conducted by Pearl Meyer, the Compensation Committee voted to grant annual restricted stock awards in the amount of $5,000 to each Non-Employee director at subsequent annual meetings. All other compensation elements would remain unchanged. The Non-Employee Directors have not received annual restricted stock awards given the constraints on Carver’s Equity Plan.

The following table sets forth information regarding compensation earned by the non-employee directors of Carver during the fiscal year ended March 31, 2016.

DIRECTOR COMPENSATION AT MARCH 31, 2016

	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	(S)	($)		($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dr. Samuel Daniel (1)	$10,900	—	—	—	—	—	$10,900
Deborah C. Wright	$70,000	—	—	—	—	—	$70,000
Robert Holland, Jr.	$22,875	—	—	—	—	—	$22,875
Pazel G. Jackson, Jr.	$39,425	—	—	—	—	—	$39,425
Robert Tarter	$34,425	—	—	—	—	—	$34,425
Susan Tohbe	$29,825	—	—	—	—	—	$29,825
Janet Rollé	$20,425	—	—	—	—	—	$20,425
Lewis P. Jones III	$26,950	—	—	—	—	—	$26,950
Colvin W. Grannum	$24,475	—	—	—	—	—	$24,475
Kenneth Knuckles	$26,650	—	—	—	—	—	$26,650
Ingrid LaMae deJongh	$24,400	—	—	—	—	—	$24,400
(1) Dr. Daniel retired from the Board of Directors effective as of the 2015 Annual Meeting of Stockholders, which was held on September 24, 2015.

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee and Carver consider the accounting and tax (individual and corporate) consequences of the compensation plans prior to making changes to the plans. The Compensation Committee has considered the impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 718 (formerly SFAS No. 123(R), on Carver’s use of equity incentives as a key retention tool.

As part of its role, the Compensation Committee also reviews and considers sections of the Internal Revenue Code (“IRC”), including but not limited to, Golden Parachutes Under IRC Section 280G and the deductibility of executive compensation under Section 162(m) which limits deduction of compensation paid to Named Executive Officers to $1,000,000 unless the compensation is “performance-based”. This applies to base salary, all cash incentive plans and equity grants other than stock options. During fiscal 2015, no employee received taxable compensation in excess of $1,000,000 and therefore, deductibility of compensation was not limited by these sections of the IRC.

Option Granting Practices

The timing of Carver’s option grants has historically been and continues to be determined upon appointment to the Board, upon hire, or in conjunction with incentive grants after Carver’s fiscal year end and approved by the Compensation Committee. In fiscal 2016, no options were granted to Named Executive Officers. When granted, however, grants vest pursuant to Carver’s incentive plan in effect at the time of the grant.

Ownership Guidelines

Carver regularly reviews the ownership levels of its directors and officers and has not established minimum stock ownership guidelines for Carver’s directors and the Named Executive Officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of July 25, 2016, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of any class of Carver’s outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of Carver’s Voting Stock as of July 25, 2016. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission (“SEC”) and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of these tables, of any shares of stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 25, 2016. As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares, and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding(1)
U.S. Department of the Treasury c/o The Bank of New York Mellon 2 Hanson Place Brooklyn, NY 11217	2,321,286 (2)	62.8%

(1)
On July 26, 2015, there were 3,696,087 outstanding shares of Common Stock. On October 27, 2011, Carver completed a 1-for-15 reverse stock split, which reduced the number of outstanding shares of common stock from 2,492,415 to 166,161.

(2)
On October 28, 2011, the U.S. Department of the Treasury (the “U.S. Treasury”) exchanged the Series B preferred stock it owned as part of the TARP Community Development Capital Initiative (the “TARP-CDCI”) for 2,321,286 shares of Common Stock and its Series C Preferred stock converted into 1,208,039 shares of Common Stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as Mezzanine equity, and upon conversion to Common Stock and Series D is now reportable as stockholders’ equity.

Security Ownership of Management
The following table sets forth information about the shares of Voting Stock beneficially owned by each nominee, each current director of Carver, each Named Executive Officer identified in the Summary Compensation Table included in this proxy statement, and all directors and executive officers of Carver or Carver Federal, as a group, as of July 25, 2016. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Voting Stock indicated and none of the shares are pledged as security.

Name	Title	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Common Stock Outstanding (2)

Deborah C. Wright	Chairman of the Board	1,656	*
Robert Holland, Jr.	Director	1,024	*
Pazel G. Jackson, Jr.	Director	88	*
Janet L. Rollé	Director	133	*
Robert R. Tarter	Director	133	*
Susan M. Tohbe	Director	133	*
Lewis P. Jones III	Director	1,000	*
Colvin W. Grannum	Director	1,000	*
Kenneth J. Knuckles	Director	1,000	*
Ingrid LaMae deJongh	Director	1,000	*
Michael T. Pugh	President, Chief Executive Officer and Director	—	*
Christina L. Maier	First Senior Vice President and Chief Financial Officer	—	*
David L. Toner	Former First Senior Vice President and Chief Financial Officer (3)	610	*
John Spencer	Senior Vice President, Chief Operations and Information Technology Officer	333	*
James Raborn	Former First Senior Vice President, General Counsel, and Loan Workout Officer (4)	—	*
Blondel Pinnock	Senior Vice President and Chief Lending Officer	481
All directors and other executive officers as a group persons (16 persons)		8,591	*

* Less than 1% of outstanding Common Stock.

(1)
Amounts of equity securities shown include shares of common stock subject to options exercisable within 60 days as follows: Ms. Wright - 1,656; Mr. Tarter - 66; Ms. Rollé - 66; Ms. Tohbe - 66; all officers and directors as a group - 1,854.

Amounts of equity securities shown also include shares of common stock subject to options that are not exercisable within 60 days as follows: Mr. Jones - 600; Mr. Grannum - 600; Mr. Knuckles - 600; Ms. deJongh - 600; all officers and directors as a group - 2,400.
Amounts of equity securities shown include unvested shares of restricted stock awarded to the executive officers and directors under the 2006 Stock Incentive Plan, which such executive officers and directors have neither voting nor dispositive power, as follows: Ms. Rollé - 13; Ms. Tohbe - 13; Mr. Spencer - 67; Ms. Pinnock - 67; Mr. Jones - 1,000; Mr. Grannum - 1,000; Mr. Knuckles - 1,000; Ms. deJongh - 1,000; all officers and directors as a group - 4,160.

(2)
Percentages with respect to each person or group of persons have been calculated on the basis of 3,696,087 shares of Common Stock outstanding as of July 25, 2016, plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after July 25, 2016 by the exercise of stock options.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information about the shares of Voting Stock authorized by Carver for issuance under equity compensation plans as of March 31, 2016.

Plan Category	Number of securities to be issued upon exercise of Outstanding options, warrants and Rights.	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	5,924	$81.65	264,075

Equity compensation plans not approved by security holders	—	—	—

Total	5,924	$81.65	264,075

(1)    Note: Shares have been adjusted to reflect Carver’s 1-for-15 reverse stock split, effective October 27, 2011.

Carver’s Stock Incentive Plans do not provide for re-pricing of stock options, which is the cancellation of shares in consideration of the exchange for other stock options to be issued at a lower price, and Carver has not acted to re-price stock options.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Board Independence and Leadership Structure

Independence. The Board of Directors has determined that each of its continuing non-management directors, other than Deborah C. Wright, is independent according to the Board’s independence standards as set out in its Bylaws, Corporate Governance Principles, applicable rules of the SEC and the rules of the NASDAQ Stock Market. They are Robert Holland, Jr., Janet L. Rollé, Lewis P. Jones III, Colvin W. Grannum, Robert R. Tarter, Kenneth Knuckles, Ingrid LaMae deJongh, Pazel G. Jackson, Jr., and Susan M. Tohbe. The Board of Directors determined that Deborah C. Wright was not independent because she served as an executive officer of Carver until December 31, 2014.
Board Leadership Structure. The Board of Directors has separated the position of Chairman of the Board from the position of Chief Executive Officer, effective January 1, 2015. The Board of Directors believes this provides an efficient and effective leadership model for Carver.
Lead Independent Director. The Board of Directors has created the position of lead independent director, whose primary responsibility is to preside over periodic executive sessions of the independent members of the Board of Directors. The lead independent director also prepares the agenda for meetings of the independent directors, serves as a liaison between the independent directors and management and outside advisors, and makes periodic reports to the Board of Directors regarding the actions and recommendations of the independent directors. The independent members of the Board of Directors have designated Robert Holland, Jr. to serve in this position for fiscal year 2017.
Transactions with Certain Related Persons

Applicable law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Carver Federal offers loans to its directors, officers and employees, which loans are made in the ordinary course of business and are not made with more favorable terms nor do they involve more than the normal risk of collectability or present unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. As of the date of this proxy statement, neither Carver nor Carver Federal had any outstanding loans or extensions of credit to any of its executive officers or directors.

Item 14.     Principal Accounting Fees and Services.
Audit Fees

Carver previously retained KPMG, LLP as its auditor for the fiscal years ended March 31, 2016 and 2015. KPMG’s fees billed for the fiscal years ended March 31, 2016 and 2015 were as follows:

	2016	2015
Audit fees	660,000	$500,000
Audit-related fees	8,000	8,000
Tax fees	—	—

Total	668,000	$508,000

Pre-Approval of Services by the Independent Registered Public Accounting Firm

During fiscal year 2016, the Finance and Audit Committee of Carver’s Board of Directors pre-approved the engagement of KPMG LLP to provide non-audit services and considered whether, and determined that, the provision of such other services by KPMG LLP is compatible with maintaining KPMG LLP’s independence.
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
All members of the Finance and Audit Committee have been determined to be independent as defined in the listing requirements of the NASDAQ Stock Market. The Board of Directors has determined that Robert R. Tarter, Pazel G. Jackson, Jr. and Susan M. Tohbe each qualify as an “audit committee financial expert.” The Finance and Audit Committee received the required written disclosures and letter from KPMG LLP, Carver’s independent accountants for fiscal year ended March 31, 2016, required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning the independent registered public accounting firm’s independence. The Finance and Audit Committee reviewed and discussed with Carver’s management and KPMG LLP the audited financial statements of Carver contained in Carver’s fiscal year 2016 annual report on Form 10-K. The Finance and Audit Committee has also discussed with KPMG LLP the matters required to be discussed pursuant to the Codified Statements on Auditing Standards No. 61, as amended or supplemented.

Throughout the year, the Finance and Audit Committee had full access to management and the independent and internal auditors for Carver. The Finance and Audit Committee consulted with advisors regarding the Sarbanes-Oxley Act of 2002, the NASDAQ Stock Market’s corporate governance listing standards and the corporate governance environment in general and considered any additional requirements of the Finance and Audit Committee as well as additional procedures or matters the Finance and Audit Committee should consider. Following the end of fiscal year 2016, the Finance and Audit Committee approved the retention of BDO USA, LLP as Carver’s independent accounting firm and received the Board’s ratification of this decision. The Finance and Audit Committee acts only in an oversight capacity and necessarily relies on the assurances and work of Carver’s management and independent auditors who expressed an opinion on Carver’s annual financial statements.  Carver's management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control.
Based on its review and discussions described in the immediately preceding paragraphs, the Finance and Audit Committee recommended to the Board of Directors that the audited financial statements included in Carver’s fiscal year 2016 Annual Report on Form 10-K be included in that report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

August 18, 2016	By	/s/ Michael T. Pugh
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