Form 10-Q
period 2016-06-30
CARVER BANCORP INC
filed 2016-08-22
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2016
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016	March 31, 2016
$ in thousands except per share data	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,771	$63,156
Money market investments	255	504
Total cash and cash equivalents	46,026	63,660
Restricted cash	225	225
Investment securities:
Available-for-sale, at fair value	54,012	56,180
Held-to-maturity, at amortized cost (fair value of $15,442 and $15,653 at June 30, 2016 and March 31, 2016, respectively)	14,983	15,311
Total investment securities	68,995	71,491

Loans held-for-sale (“HFS”)	5,829	2,495

Loans receivable:
Real estate mortgage loans	491,889	517,785
Commercial business loans	69,664	71,192
Consumer loans	125	42
Loans, net	561,678	589,019
Allowance for loan losses	(5,183)	(5,232)
Total loans receivable, net	556,495	583,787
Premises and equipment, net	5,774	5,983
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,216	2,883
Accrued interest receivable	4,310	3,647
Other assets	7,686	7,557
Total assets	$697,556	$741,728

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$95,630	$95,230
Non-interest bearing checking	54,698	56,634
Interest-bearing checking	33,887	33,106
Money market	143,959	163,380
Certificates of deposit	250,012	255,854
Escrow	1,757	2,537
Total deposits	579,943	606,741
Advances from the FHLB-NY and other borrowed money	49,403	68,403
Other liabilities	13,228	12,369
Total liabilities	642,574	687,513

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding at June 30, 2016 and March 31, 2016, respectively)	61	61
Additional paid-in capital	55,470	55,470
Accumulated deficit	(45,302)	(45,710)
Treasury stock, at cost (1,944 shares at June 30, 2016 and March 31, 2016)	(417)	(417)
Accumulated other comprehensive income (loss)	52	(307)
Total equity	54,982	54,215
Total liabilities and equity	$697,556	$741,728

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2016	2015 Restated (1)
Interest income:
Loans	$6,439	$5,642
Mortgage-backed securities	170	191
Investment securities	228	341
Money market investments	69	34
Total interest income	6,906	6,208

Interest expense:
Deposits	935	776
Advances and other borrowed money	306	282
Total interest expense	1,241	1,058

Net interest income	5,665	5,150
Provision for (recovery of) loan losses	(204)	34
Net interest income after (recovery of) provision for loan losses	5,869	5,116

Non-interest income:
Depository fees and charges	802	668
Loan fees and service charges	143	172
Gain on sale of loans, net	66	194
Gain on sale of real estate owned, net	—	18
Gain on sale of building, net	17	—
Other	135	141
Total non-interest income	1,163	1,193

Non-interest expense:
Employee compensation and benefits	2,936	2,781
Net occupancy expense	744	996
Equipment, net	188	162
Data processing	328	224
Consulting fees	192	145
Federal deposit insurance premiums	166	122
Other	2,033	1,421
Total non-interest expense	6,587	5,851

Income before income taxes	445	458
Income tax expense	37	13
Net income	$408	$445

Earnings per common share:
Basic	$0.04	$0.05
Diluted	0.04	0.05
(1) June 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2016	2015 Restated (1)
Net income	$408	$445

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) of securities available-for-sale	359	(868)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	—	—
Total other comprehensive income (loss), net of tax	359	(868)

Total comprehensive income (loss), net of tax	$767	$(423)
(1) June 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended June 30, 2016
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2016	$45,118	$61	$55,470	$(45,710)	$(417)	$(307)	$54,215
Net income	—	—	—	408	—	—	408
Other comprehensive income, net of taxes	—	—	—	—	—	359	359
Balance — June 30, 2016	$45,118	$61	$55,470	$(45,302)	$(417)	$52	$54,982

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2016	2015 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$408	$445

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(204)	34
Stock based compensation expense	—	(1)
Depreciation and amortization expense	215	245
Gain on sale of real estate owned	—	(18)
Gain on sale of loans, net	(66)	(194)
Gain on sale of building	(17)	—
Amortization and accretion of loan premiums and discounts and deferred charges	116	(41)
Amortization and accretion of premiums and discounts — securities	77	(29)
Increase in accrued interest receivable	(663)	(121)
Increase in other assets	(9)	(1,230)
Increase in other liabilities	859	1,692
Net cash provided by operating activities	716	782
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(44)	(5,118)
Proceeds from principal payments, maturities, calls and sales of investments: Available-for-sale	2,509	13,278
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	313	539
Originations of loans held-for-investment, net of repayments	19,550	(2,566)
Loans purchased from third parties	—	(7,416)
Proceeds on sale of loans	4,463	—
Increase in restricted cash	—	(14)
Redemption of FHLB-NY stock	667	1,086
Purchase of premises and equipment	(10)	(187)
Proceeds from sale of real estate owned	—	636
Net cash provided by investing activities	27,448	238
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(26,798)	18,818
Net decrease in FHLB-NY advances and other borrowings	(19,000)	(25,000)
Net cash used in financing activities	(45,798)	(6,182)
Net decrease in cash and cash equivalents	(17,634)	(5,162)
Cash and cash equivalents at beginning of period	63,660	50,992
Cash and cash equivalents at end of period	$46,026	$45,830

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$92	$—

Cash paid for:
Interest	$1,111	$934
Income taxes	$—	$30
(1) June 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company's ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2016.

Debenture interest payments on the Carver Statutory Trust I capital securities remain on a deferral status, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods. The quarter ended September 30, 2016 will represent the twentieth consecutive quarterly period for which interest payments have been deferred. The Company has expensed the deferred interest through the current period and currently has cash available to make the payment upon receipt of regulatory approval. We have applied for regulatory approval to make interest payments on our Trust Preferred Debt securities in

September 2016 and are not aware of any information as to whether or not such approval will be granted. In connection with its application to the FRB to distribute the deferred interest payments, the Company anticipates that the FRB will review the Company's internal assessment process for capital adequacy, the appropriate of the Company's capital level given its overall risk profile, as well as the comprehensiveness and effectiveness of management's capital planning. There can be no assurance that the FRB will not have a supervisory objection to the Company's application, and, therefore, the Company has no control over whether or not the FRB will permit the deferred interest payments. in the event that the deferred interest payments on the debentures are not paid by September 19, 2016, an event of default will have occurred. If the Company fails to cure such default for a period within 30 days, either the debenture trustee or the holders of not less than 25% of the aggregate principal amount of the debentures then outstanding may, by written notice to the Company, declare the entire principal of the debentures and the interest accrued thereon to be due and payable immediately. If the Company is unable to pay the principal and interest of the debentures due to regulatory restrictions or otherwise, the holders may, thereafter, determine to sue the Company for nonpayment, which lawsuit could include a petition for involuntary bankruptcy. Based on the foregoing matters, there is substantial doubt about our ability to continue as a going concern.

The Company has prepared the consolidated financial statements contained in this report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company's financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has expensed the deferred interest as necessary and currently has rash available to make the payment upon receipt of regulatory approval.

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

On May 24, 2016, the Bank entered into a Formal Agreement with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Formal Agreement (“the Agreement”), the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359.

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

Restatement

On July 12, 2016, the Finance and Audit Committee of the Board of Directors of Carver Bancorp, Inc.,  after consultation with KPMG LLP, our independent registered public accounting firm at the time, determined that our consolidated financial statements for the fiscal year ended March 31, 2015, and each of the quarters of 2015 and 2016 should no longer be relied upon.

The Company's audited results as of and for the year ended March 31, 2015 as well the unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2015 were restated in the Annual Report on Form 10-K for the year ended March 31, 2016 (the "Restatement"). The Restatement corrected a material error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system service provider. In fiscal 2016, Carver Bancorp recognized expenses on invoices paid to its core system provider, and during the course of preparation of the fiscal 2016 consolidated financial statements and audit, management determined that $613 thousand of expenses should have been recognized in fiscal 2015. The impact of the restatement on the quarter ended June 30, 2015 was decreases in the provision for loan losses of $83 thousand, data processing expense of $125 thousand, consulting fees of $23 thousand and other non -interest expense of $36 thousand. Management also identified an accounting error related to the reporting of earnings per share (EPS).   Under the two class method of computing EPS, the Company has two classes of stock to which undistributed earnings are allocated.  Previously, the impact of the undistributed earnings allocated to the shares of the Company’s Series D convertible preferred stock had not been considered in this computation.  Basic and Diluted EPS amounts were updated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock which, under certain circumstances, could convert to 5,518,006 shares of common stock. In addition to these errors, adjustments were made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to accrued liabilities, provision for loan losses and certain reclassification entries. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., Carver Community Development Corporation ("CCDC"), and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended March 31, 2017. The consolidated balance sheet at June 30, 2016 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2016. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2016	2015 Restated (1)
Earnings per common share
Net income as reported	$408	$445
Less: Participated securities share of undistributed earnings	246	266
Net income available to common shareholders of Carver Bancorp, Inc.	$162	$179

Weighted average common shares outstanding	3,696,420	3,696,420
Effect of dilutive MRP shares	4,000	4,000
Weighted average common shares outstanding – diluted	3,700,420	3,700,420

Basic earnings per common share	$0.04	$0.05
Diluted earnings per common share	$0.04	$0.05
(1) June 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

NOTE 4. COMMON STOCK DIVIDENDS

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

On May 24, 2016, the Bank entered into a Formal Agreement with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Formal Agreement, the Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three months ended June 30, 2016 and 2015:

		Other
Three months ended June 30, 2016	At	Comprehensive	At
$ in thousands	March 31, 2016	Income (loss), net of tax	June 30, 2016
Net unrealized gain (loss) on securities available-for-sale	$(307)	$359	$52
Accumulated other comprehensive (loss) income, net of tax	$(307)	$359	$52

		Other
Three months ended June 30, 2015	At	Comprehensive	At
$ in thousands	March 31, 2015	Income, net of tax	June 30, 2015
Net unrealized loss on securities available-for-sale	$(1,045)	$(868)	$(1,913)
Accumulated other comprehensive loss, net of tax	$(1,045)	$(868)	$(1,913)

There were no reclassifications out of accumulated other comprehensive income (loss) to the consolidated statement of income for the three months ended June 30, 2016 and 2015.

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2016, $54.0 million, or 78.3%, of the Bank’s total securities were classified as available-for-sale, and the remaining $15.0 million, or 21.7%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2016 and March 31, 2016.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2016:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,201	$55	$—	$4,256
Federal Home Loan Mortgage Corporation	7,375	4	44	7,335
Federal National Mortgage Association	7,546	32	—	7,578
Other	45	—	—	45
Total mortgage-backed securities	19,167	91	44	19,214
U.S. Government Agency Securities	24,601	151	2	24,750
Other investments	10,192	—	144	10,048
Total available-for-sale	53,960	242	190	54,012
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	2,256	165	—	2,421
Federal National Mortgage Association and Other	11,727	274	—	12,001
Total held-to-maturity mortgage-backed securities	13,983	439	—	14,422
Corporate Bonds	1,000	20	—	1,020
Total held-to maturity	14,983	459	—	15,442
Total securities	$68,943	$701	$190	$69,454
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2016:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,578	$45	$—	$4,623
Federal Home Loan Mortgage Corporation	7,778	—	100	7,678
Federal National Mortgage Association	7,860	—	36	7,824
Other	45	—	—	45
Total mortgage-backed securities	20,261	45	136	20,170
U.S. Government Agency Securities	26,077	27	35	26,069
Other investments	10,148	—	207	9,941
Total available-for-sale	56,486	72	378	56,180
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	2,379	150	—	2,529
Federal National Mortgage Association and Other	11,932	192	—	12,124
Total held-to-maturity mortgage-backed securities	14,311	342	—	14,653
Corporate Bonds	1,000	—	—	1,000
Total held-to-maturity	15,311	342	—	15,653
Total securities	$71,797	$414	$378	$71,833
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2016 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$44	$5,893	$44	$5,893
U.S. Government Agency Securities	2	2,998	—	—	2	2,998
Other investments (1)	—	—	144	9,856	144	9,856
Total available-for-sale securities	$2	$2,998	$188	$15,749	$190	$18,747
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
(1) CRA fund comprised of over 95% agency securities.

A total of four securities had an unrealized loss at June 30, 2016 compared to 13 at March 31, 2016. There were two mortgage-backed securities, and one investment in a CRA fund that had an unrealized loss position for more than 12 months at June 30, 2016. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At June 30, 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at June 30, 2016, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$4,999	$4,998	1.52%
Five through ten years	12,120	12,184	2.05%
After ten years	36,841	36,830	1.42%
Total	$53,960	$54,012	1.57%

Held-to-maturity:
Five through ten years	$6,819	$7,069	3.02%
After ten years	8,164	8,373	2.60%
Total	$14,983	$15,442	2.78%

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

The following is a summary of loans receivable, gross of allowance for loan losses, and net of loans held-for-sale at June 30, 2016 and March 31, 2016:

	June 30, 2016		March 31, 2016
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$133,353	24%	$141,243	24%
Multifamily	81,527	15%	94,202	16%
Commercial real estate	267,463	48%	272,497	47%
Construction	5,021	1%	5,033	1%
Business (1)	69,745	13%	71,277	12%
Consumer (2)	125	—%	42	—%
Total loans receivable	$557,234	100%	$584,294	100%

Unamortized premiums, deferred costs and fees, net	4,444		4,725

Allowance for loan losses	(5,183)		(5,232)
Total loans receivable, net	$556,495		$583,787

Loans HFS	$5,829		$2,495
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2016 and 2015, and the fiscal year ended March 31, 2016.

Three months ended June 30, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Charge-offs	3	7	—	—	—	—	10
Recoveries	—	—	5	—	156	4	165
Provision for (Recovery of) Loan Losses	181	(85)	45	—	(322)	(23)	(204)
Ending Balance	$1,875	$530	$1,858	$62	$856	$2	$5,183
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,782	530	1,838	62	372	2	4,586
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	93	—	20	—	484	—	597

Loan Receivables Ending Balance:	$135,642	$82,885	$268,373	$4,988	$69,665	$125	$561,678
Ending Balance: collectively evaluated for impairment	130,775	81,130	265,506	4,988	63,068	125	545,592
Ending Balance: individually evaluated for impairment	4,867	1,755	2,867	—	6,597	—	16,086

Fiscal year ended March 31, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	389	340	—	—	176	517	1,422
Recoveries	113	—	9	—	578	31	731
Provision for (Recovery of) Loan Losses	3	460	770	(37)	(193)	492	1,495
Ending Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,602	622	1,787	62	548	21	4,642
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	95	—	21	—	474	—	590

Loan Receivables Ending Balance:	$143,667	$95,648	$273,470	$5,000	$71,192	$42	$589,019
Ending Balance: collectively evaluated for impairment	139,031	93,879	267,176	5,000	64,326	42	569,454
Ending Balance: individually evaluated for impairment	4,636	1,769	6,294	—	6,866	—	19,565

Three months ended June 30, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance (restated)	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	230	238	—	—	112	1	581
Recoveries	—	—	—	—	93	1	94
Provision for (Recovery of) Loan Losses (restated)	(100)	146	3	—	(3)	(12)	34
Ending Balance (restated)	$1,640	$410	$1,032	$99	$791	$3	$3,975

The following is a summary of nonaccrual loans at June 30, 2016 and March 31, 2016.

$ in thousands	June 30, 2016	March 31, 2016
Gross loans receivable:
One-to-four family	$3,060	$2,947
Multifamily	1,755	1,769
Commercial real estate	2,221	5,338
Business	2,469	3,896
Total nonaccrual loans	$9,505	$13,950

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. Nonaccrual loans decreased $4.4 million, or 31.9%, to $9.5 million at June 30, 2016 from $14.0 million at March 31, 2016, primarily due to the transfer of one commercial real estate loan into the Bank's held-for-sale loan portfolio. The transferred loan with a carrying value of $3.4 million, was subsequently sold at par value on July 7, 2016. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at June 30, 2016 were $7.7 million, $2.1 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2016, total TDR loans were $7.8 million, of which $2.2 million were non-performing.

At June 30, 2016, other non-performing assets totaled $6.9 million which consisted of other real estate owned and held-for-sale loans. At June 30, 2016, other real estate owned valued at $1.1 million comprised of eight foreclosed properties which includes $810 thousand of residential properties, compared to $1.0 million comprised of seven properties, which included $718 thousand at March 31, 2016. At June 30, 2016, held-for-sale loans totaled $5.8 million, compared to $2.5 million at March 31, 2016. At June 30, 2016, Carver had 15 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $2.5 million.

Although we believe that substantially all risk elements at June 30, 2016 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of June 30, 2016, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$81,130	$261,296	$4,988	$60,115
Special Mention	—	4,210	—	2,005
Substandard	1,755	2,867	—	7,545
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$82,885	$268,373	$4,988	$69,665

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$132,582	$125
Non-Performing			3,060	—
Total			$135,642	$125

As of March 31, 2016, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,879	$262,937	$5,000	$61,331
Special Mention	—	4,239	—	2,039
Substandard	1,769	6,294	—	7,822
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$95,648	$273,470	$5,000	$71,192

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$140,720	$42
Non-Performing			2,947	—
Total			$143,667	$42

The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2016 and March 31, 2016.

June 30, 2016
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$624	$143	$1,707	$2,474	$133,168	$135,642
Multifamily	798	—	957	1,755	81,130	82,885
Commercial real estate	—	—	2,221	2,221	266,152	268,373
Construction	—	—	—	—	4,988	4,988
Business	—	—	1,660	1,660	68,005	69,665
Consumer	—	—	—	—	125	125
Total	$1,422	$143	$6,545	$8,110	$553,568	$561,678

March 31, 2016
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$986	$—	$2,628	$3,614	$140,053	$143,667
Multifamily	—	—	1,769	1,769	93,879	95,648
Commercial real estate	889	3,410	—	4,299	269,171	273,470
Construction	—	—	—	—	5,000	5,000
Business	2,495	307	1,972	4,774	66,418	71,192
Consumer	2	—	—	2	40	42
Total	$4,372	$3,717	$6,369	$14,458	$574,561	$589,019

The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2016 and March 31, 2016.

	At June 30, 2016			At March 31, 2016
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,147	$4,120	$—	$2,909	$4,101	$—
Multifamily	1,755	2,108	—	1,769	2,122	—
Commercial real estate	1,982	2,148	—	5,405	5,572	—
Business	3,955	4,027	—	4,223	4,403	—
With an allowance recorded:
One-to-four family	1,720	1,720	93	1,727	1,727	95
Multifamily	—	—	—	—	—	—
Commercial real estate	885	885	20	889	889	21
Business	2,642	2,642	484	2,643	2,643	474
Total	$16,086	$17,650	$597	$19,565	$21,457	$590

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three month period ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,
	2016		2015
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,153	$7	$5,275	$3
Multifamily	1,755	2	1,406	—
Commercial real estate	1,985	—	1,869	—
Construction	—	—	—	—
Business	4,099	134	5,294	9
Consumer and other	—	—	—	—
With an allowance recorded:
One-to-four family	1,721	1	2,209	2
Multifamily	—	—	—	—
Commercial real estate	885	—	739	—
Business	2,647	—	511	—
Consumer and other	—	—	—	—
Total	$16,245	$144	$17,303	$14

In certain circumstances, the Bank will modify a loan as part of a troubled debt restructure ("TDR") under ASC Subtopic 310-40 and the related allowance under ASC Subtopic 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no TDR modifications made during the three month periods ended June 30, 2016 and 2015.

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended June 30, 2016 and 2015, there were no modified loans that subsequently defaulted within the last 12 months.

At June 30, 2016, there were 11 loans in the TDR portfolio totaling $5.6 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2016, there were 11 loans in the performing TDR portfolio totaling $5.6 million.

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

The aggregate amount of loans outstanding to related parties was $3.6 million at June 30, 2016 and $4.4 million at March 31, 2016. During the three months ended June 30, 2016, advances totaled $495 thousand and principal repayments totaled $1.3 million. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2016, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$190	$190
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,256	—	4,256
Federal Home Loan Mortgage Corporation	—	7,335	—	7,335
Federal National Mortgage Association	—	7,578	—	7,578
Other		—	45	45
U.S. Government Agency Securities	—	24,750	—	24,750
Other investments	—	9,856	192	10,048
Total available-for-sale securities	—	53,775	237	54,012
Total	$—	$53,775	$427	$54,202

	Fair Value Measurements at March 31, 2016, Using (1)
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$201	201
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,623	—	4,623
Federal Home Loan Mortgage Corporation	—	7,678	—	7,678
Federal National Mortgage Association	—	7,824	—	7,824
Other	—	—	45	45
U.S. Government Agency securities	—	26,069	—	26,069
Other investments	—	9,793	148	9,941
Total available-for-sale securities	—	55,987	193	56,180
Total	$—	$55,987	$394	$56,381
(1) March 31, 2016 has been corrected from previously reported amounts for the classification of a private equity investment from Level 2 to Level 3.

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.03% of the Company’s total assets measured at fair value at June 30, 2016 and at March 31, 2016.

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

In the three month period ended June 30, 2016, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2016 and 2015:

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2016	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2016
Securities Available-for-Sale	$193	$—	$(44)	$—	$237	$—

Mortgage servicing rights	201	(11)	—	—	190	(11)

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2015	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2015
Securities Available-for-Sale	$47	$—	$1	$—	$46	$—

Mortgage servicing rights	210	(6)	—	—	204	(6)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2016 and March 31, 2016, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2016, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$—	$5,829	$5,829
Impaired loans with a specific reserve allocated	$—	$—	$4,649	$4,649
Other real estate owned	$—	$—	$1,100	$1,100

	Fair Value Measurements at March 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$—	$2,495	$2,495
Impaired loans with a specific reserve allocated	$—	$—	$4,669	$4,669
Other real estate owned	$—	$—	$1,008	$1,008

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended June 30, 2016 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2016 and March 31, 2016 are as follows:

	June 30, 2016
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$46,026	$46,026	$46,026	$—	$—
Restricted cash	225	225	—	225	—
Securities available-for-sale	54,012	54,012	—	53,775	237
FHLB Stock	2,216	2,216	—	2,216	—
Securities held-to-maturity	14,983	15,442	—	15,442	—
Loans receivable	556,495	559,098	—	—	559,098
Loans held-for-sale	5,829	5,829	—	—	5,829
Accrued interest receivable	4,310	4,310	—	4,310	—
Mortgage servicing rights	190	190	—	—	190
Other assets - Interest-bearing deposits	984	984	—	984	—
Financial Liabilities:
Deposits	579,943	562,867	311,978	250,889	—
Advances from FHLB of New York	31,000	31,204	—	31,204	—
Other borrowed money	18,403	19,402	—	19,402	—
Accrued interest payable	2,304	2,304	—	2,304	—

	March 31, 2016 (1)
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$63,660	$63,660	$63,660	$—	$—
Restricted cash	225	225	—	225	—
Securities available-for-sale	56,180	56,180	—	55,987	193
FHLB Stock	2,883	2,883	—	2,883	—
Securities held-to-maturity	15,311	15,653	—	15,653	—
Loans receivable	583,787	585,650	—	—	585,650
Loans held-for-sale	2,495	2,495	—	—	2,495
Accrued interest receivable	3,647	3,647	—	3,647	—
Mortgage servicing rights	201	201	—	—	201
Other assets - Interest-bearing deposits	983	983	—	983	—
Financial Liabilities:
Deposits	606,741	585,394	329,398	255,996	—
Advances from FHLB of New York	50,000	50,141	—	50,141	—
Other borrowed money	18,403	18,734	—	18,734	—
Accrued interest payable	2,174	2,174	—	2,174	—
(1) March 31, 2016 has been corrected from previously reported amounts for the classification of a private equity investment from Level 2 to Level 3.

Cash and Cash Equivalents

The carrying amounts for cash and cash equivalents approximate fair value and are classified as Level 1 because they mature in three months or less.

Restricted Cash

The carrying amounts for restricted cash approximates fair value and are classified as Level 2 because they represent short-term interest-bearing deposits.

Interest-Bearing Deposits

The carrying amounts for interest-bearing deposits approximates fair value and are classified as Level 2 because they represent interest-bearing deposits with a maturity greater than one year.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of June 30, 2016 and March 31, 2016. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The adoption of the standard did not have a material impact on the Company's consolidated statements of financial condition and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The amendments are intended to clarify consolidation guidance for legal entities such as limited partnerships and limited liability companies and simplify consolidation accounting by reducing the number of consolidation models. ASU No. 2015-02 is effective for periods beginning after December 15, 2015. The adoption of the standard did not have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

Explanatory Note

Within this report, we have included restated audited results for the quarter ended June 30, 2015, which are noted as “Restated 2015”. Our consolidated financial statements as of and for the quarter ended June 30, 2015 included in this Quarterly Report on Form 10-Q have been restated from the original filing.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
The effect of the Restatement of our previously issued financial statements for the quarterly periods of 2016 as described in Note 1 to the restated financial statements on Form 10-K, filed with the SEC on August 12, 2016, and any claims, investigations, or proceedings arising as a result;

•
Our ability to remediate the material weakness in our internal controls over financial reporting described in Item 9A of our annual report on Form 10-K and our ability to maintain effective internal controls and procedures in the future;

•
the ability of the Bank to comply with the Formal Agreement between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expenses and net income;

•
the ability of the Company to obtain approval from the Federal Reserve Bank to distribute all deferred interest payments owed to the holders of the Company's subordinated debt securities through September 2016 and the effect on the Company's operations from an event of default on the Company's agreement with the holders of the subordinated debt securities  if the Federal Reserve Bank does not approve such deferred interest payments;

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

Carver Federal is among the largest African-American operated bank in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $697.6 million in assets and 131 employees as of June 30, 2016.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. The NMTC compliance period was completed and CDEs 2-9, 11 and 12 were dissolved in March 2016. CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2016, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12 (3)	—	40,000	2,342	—	2,342	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,576	10,576	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,064	10,064	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,641	20,641	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,961	10,961	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,107	12,107	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,259	12,259	—	1	—	4,875	4,876
Total	$5,850	$149,000	$2,342	$103,290	$105,632	$13,000	$408	$—	$50,310	$63,718
(1) Excludes any proceeds realized from exchange of equity interest in CDEs as detailed above.
(2) Entity dissolved May 2015.
(3) CDEs 2-9, 11-12 dissolved March 2016.

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2016 included in its 2016 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, and assessment of the recoverability of the deferred tax asset involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2016 Form 10-K.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool. The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s loss emergence period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all segments. In some segments, such as in its Commercial Real Estate, Multifamily and Business, the Bank demonstrates a LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2016, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended June 30, 2016. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. As discussed below, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2016.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $19.0 million, or 27.8%, to $49.4 million at June 30, 2016, compared to $68.4 million at March 31, 2016 due to the repayment of short-term borrowings during the quarter. At June 30, 2016, $31.0 million of the Bank's borrowings with a weighted average rate of 1.32% was scheduled to mature over the next three years. Due to the late filing of Carver's 2016 Form 10-K, and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At June 30, 2016, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $44.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2016 and March 31, 2016, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $46.0 million and $63.7 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2016, total cash and cash equivalents decreased $17.6 million to $46.0 million at June 30, 2016, compared to $63.7 million at March 31, 2016, reflecting cash used in financing activities of $45.8 million, partially offset by cash provided by investing activities of $27.4 million and cash provided by operating activities of $716 thousand.

Net cash used in financing activities of $45.8 million resulted from net decreases in deposits of $26.8 million and repayments of FHLB-NY advances of $19.0 million. Net cash provided by investing activities of $27.4 million was primarily attributed to net loan principal repayments. Net cash provided by operating activities totaled $716 thousand during the quarter.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule - which became effective for the Bank on January 1, 2015 - established a minimum Common Equity Tier 1 (CET 1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. Regardless of Basel III’s minimum requirements, Carver - as a result of the Formal Agreement - was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC. The IMCR directive requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at June 30, 2016 (dollars in thousands):

	June 30, 2016
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$67,234	9.18%
Minimum capital requirement	29,303	4.00%
Excess	37,931	5.18%

Common equity Tier 1
Regulatory capital	$67,234	13.03%
Minimum capital requirement	23,213	4.50%
Excess	44.021	8.53%

Tier 1 risk-based capital
Regulatory capital	$67,234	13.03%
Minimum capital requirement	30,950	6.00%
Excess	36,284	7.03%

Total risk-based capital
Regulatory capital	$74,427	14.43%
Minimum capital requirement	41,267	8.00%
Excess	33,160	6.43%

Bank Regulatory Matters

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

At June 30, 2016, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 9.18%, Common Tier 1 capital ratio of 13.03%, Tier 1 risk-based capital ratio of 13.03%, and a total risk-based capital ratio of 14.43%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  There were no repurchases during fiscal 2016 and during the first three months of fiscal 2017. At June 30, 2016, the Bank continues to service 138 loans with a principal balance of $25.0 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2016 (1)	$2,009
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	(5)
Open claims as of June 30, 2016 (1)	$2,004
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $180 thousand as of June 30, 2016.

The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2016:

$ in thousands	June 30, 2016
Representation and warranty repurchase reserve, March 31, 2016 (1)	$186
Net provision for repurchase losses (2)	(6)
Representation and warranty repurchase reserve, June 30, 2016(1)	$180
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2016 and March 31, 2016

Assets

At June 30, 2016, total assets were $697.6 million, reflecting a decrease of $44.1 million, or 5.9%, from total assets of $741.7 million at March 31, 2016. This change was the result of decreases of $27.3 million in the loan portfolio net of the allowance for loan losses and $17.7 million in cash and cash equivalents. The Bank is making efforts to reduce the concentration of commercial real estate loans. The decrease in the loan portfolio was largely attributable to loan payoffs and paydowns.

Total cash and cash equivalents decreased $17.7 million, or 27.8%, to $46.0 million at June 30, 2016, compared to $63.7 million at March 31, 2016 as the Bank repaid short-term borrowings during the period and reduced the level of brokered deposits.

Total investment securities decreased $2.5 million, or 3.5%, to $69.0 million at June 30, 2016, compared to $71.5 million at March 31, 2016, as cash generated from calls and sales of securities was redeployed into higher yielding loans.

Loans decreased $27.3 million, or 4.6%, to $561.7 million at June 30, 2016, compared to $589.0 million at March 31, 2016, as the Bank began a targeted reduction of its concentration in commercial real estate loans by reducing its efforts to slow attrition in and payoffs of Non Owner Occupied CRE loans.

Loans held-for-sale ("HFS") increased $3.3 million, or 133.6%, to $5.8 million at June 30, 2016, following the transfer of one commercial real estate loan into the held-for-sale portfolio. The transferred loan, with a carrying value of $3.4 million was subsequently sold at par on July 7, 2016.

Liabilities and Equity

Total liabilities decreased $44.9 million, or 6.5%, to $642.6 million at June 30, 2016, compared to $687.5 million at March 31, 2016, following decreases in the Bank's deposits and borrowed funds.

Deposits decreased $26.8 million, or 4.4%, to $579.9 million at June 30, 2016, compared to $606.7 million at March 31, 2016, due primarily to decreases in brokered deposits in money market accounts and certificates of deposit. The Company did not actively pursue the retention of these deposits as it has been seeking to reduce its overall level of brokered deposits.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $19.0 million, or 27.8%, to $49.4 million at June 30, 2016, compared to $68.4 million at March 31, 2016 due to the repayment of short-term borrowings during the quarter.

Total equity increased $767 thousand, or 1.4%, to $55.0 million at June 30, 2016, compared to $54.2 million at March 31, 2016. The increase was primarily driven by a $359 thousand increase in unrealized gains on investments and net income for the quarter of $408 thousand.

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
The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Form 10-K for the year ended March 31, 2016.
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2016:

$ in thousands
Commitments to fund mortgage loans	$2,246
Commitments to fund commercial and consumer loans	4,574
Lines of credit	6,707
Letters of credit	139
Commitment to fund private equity investment	808
Total	$14,474

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

Overview

The Company reported net income of $408 thousand for the three months ended June 30, 2016, compared to net income of $445 thousand for the prior year quarter. The change in our results was primarily driven by higher non-interest expense during the current quarter, partially offset by higher net interest income and a recovery of loan loss in the current period compared to a provision for loan loss in the prior year period.

The following table reflects selected operating ratios for the three months ended June 30, 2016 and 2015 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2016		2015 Restated (a)
Return on average assets (1)	0.22%		0.26%
Return on average stockholders' equity (2) (8)	2.98%		3.25%
Return on average stockholders' equity, excluding AOCI (2) (8)	2.97%		3.17%
Net interest margin (3)	3.17%		3.14%
Interest rate spread (4)	3.05%		3.03%
Efficiency ratio (5) (8)	96.47%		92.24%
Operating expenses to average assets (6)	3.60%		3.44%
Average stockholders' equity to average assets (7) (8)	7.48%		8.04%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.51%		8.26%
Average interest-earning assets to average interest-bearing liabilities	1.17	x	1.17	x

(a) June 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

	Three Months Ended June 30,
$ in thousands	2016	2015
Average Stockholders' Equity
Average Stockholders' Equity	$54,742	$54,732
Average AOCI	(187)	(1,468)
Average Stockholders' Equity, excluding AOCI	$54,929	$56,200

Return on Average Stockholders' Equity	2.98%	3.25%
Return on Average Stockholders' Equity, excluding AOCI	2.97%	3.17%

Average Stockholders' Equity to Average Assets	7.48%	8.04%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.51%	8.26%

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

Net interest income increased $515 thousand, or 10.0%, to $5.7 million for the three months ended June 30, 2016, compared to $5.2 million for the prior year quarter.

The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2016 and 2015. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended June 30,
	2016			2015
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$584,585	$6,439	4.41%	$487,534	$5,642	4.63%
Mortgage-backed securities	33,885	170	2.01%	38,308	191	1.99%
Investment securities	26,462	142	2.15%	55,466	255	1.84%
Restricted cash deposit	225	—	0.03%	6,354	—	0.03%
Equity securities (2)	2,829	31	4.40%	2,859	27	3.79%
Other investments and federal funds sold	67,428	124	0.74%	65,470	93	0.57%
Total interest-earning assets	715,414	6,906	3.87%	655,991	6,208	3.79%
Non-interest-earning assets	16,132			24,559
Total assets	$731,546			$680,550

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$33,189	$13	0.16%	$31,538	$13	0.17%
Savings and clubs	96,647	66	0.27%	95,429	63	0.26%
Money market	157,313	243	0.62%	150,824	186	0.49%
Certificates of deposit	259,556	604	0.93%	217,267	504	0.93%
Mortgagors deposits	2,765	9	1.31%	2,597	10	1.54%
Total deposits	549,470	935	0.68%	497,655	776	0.63%
Borrowed money	59,711	306	2.06%	62,853	282	1.80%
Total interest-bearing liabilities	609,181	1,241	0.82%	560,508	1,058	0.76%
Non-interest-bearing liabilities
Demand	55,749			51,692
Other liabilities	11,874			13,618
Total liabilities	676,804			625,818
Non-controlling interest	—			—
Stockholders' equity	54,742			54,732
Total liabilities and equity	$731,546			$680,550
Net interest income		$5,665			$5,150

Average interest rate spread			3.05%			3.03%

Net interest margin			3.17%			3.14%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income increased $698 thousand, or 11.2%, to $6.9 million for the three months ended June 30, 2016, compared to $6.2 million for the prior year quarter. Despite a 22 basis-point decline in average yield on loans, interest income on loans increased $797 thousand, or 14.1%, compared to the prior year quarter due to a $97.1 million, or 19.9%, increase in the Bank's average loan balances. This was partially offset by a $113 thousand, or 44.3%, decrease in interest on investment securities. Although the average yield on investment securities increased 31 basis points to 2.15% compared to the prior year quarter, the average balances decreased $29.0 million, or 52.3%, to $26.5 million as a result of calls and maturities of securities in the Bank's available-for-sale portfolio.

Interest Expense

Interest expense increased $183 thousand, or 17.3%, to $1.2 million for the three months ended June 30, 2016, compared to $1.1 million for the prior year quarter, primarily attributable to a $42.3 million, or 19.5%, increase in the average balances of certificates of deposits resulting in a $100 thousand increase in interest expense for certificates of deposits. The average rate on money market accounts also increased 13 basis points to 0.62% compared to the prior year quarter, resulting in a $57 thousand increase in interest expense for that product.

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

The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2016 and 2015 and the fiscal year-end March 31, 2016:

$ in thousands	Three Months Ended June 30, 2016	Fiscal Year Ended March 31, 2016	Three Months Ended June 30, 2015
Beginning Balance	$5,232	$4,428	$4,428
Less: Charge-offs	10	1,422	581
Add: Recoveries	165	731	94
Provision for (Recovery of) Loan Losses	(204)	1,495	34
Ending Balance	$5,183	$5,232	$3,975

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.11)%	0.13%	0.40%
Allowance to total loans	0.92%	0.89%	0.81%
Allowance to non-performing loans	54.53%	37.51%	46.39%

The Company recorded a $204 thousand recovery of loan loss for the three months ended June 30, 2016, compared to a $34 thousand provision for loan loss for the prior year quarter. Net recoveries of $155 thousand were recognized for the first quarter, compared to net chargeoffs of $487 thousand for the prior year quarter.

At June 30, 2016, nonaccrual loans totaled $9.5 million, or 1.4% of total assets, compared to $14.0 million, or 1.9% of total assets at March 31, 2016. The ALLL was $5.2 million at June 30, 2016, which represents a ratio of the ALLL to nonaccrual loans of 54.5% compared to a ratio of 37.5% at March 31, 2016. The ratio of the allowance for loan losses to total loans was 0.92% at June 30, 2016, compared to 0.89% at March 31, 2016. Non-performing loans have decreased 31.9% during the three month period, primarily due to the transfer of one commercial real estate loan to the Bank's held-for-sale portfolio.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2016, loans classified as TDR totaled $7.7 million, of which $5.6 million were classified as performing. At March 31, 2016, loans classified as TDR totaled $7.8 million, of which $5.6 million were classified as performing.

At June 30, 2016, non-performing assets totaled $16.4 million, or 2.4% of total assets compared to $17.5 million, or 2.4% of total assets at March 31, 2016.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,060	$2,947	$2,997	$3,251	$3,654
Multifamily	1,755	1,769	1,229	1,241	1,247
Commercial real estate	2,221	5,338	3,427	—	1,784
Business	2,469	3,896	2,494	1,992	1,883
Total nonaccrual loans	9,505	13,950	10,147	6,484	8,568
Other non-performing assets (2):
Real estate owned	1,100	1,008	960	3,723	3,723
Loans held-for-sale	5,829	2,495	2,404	2,586	2,576
Total other non-performing assets	6,929	3,503	3,364	6,309	6,299
Total non-performing assets (3)	$16,434	$17,453	$13,511	$12,793	$14,867

Non-performing loans to total loans	1.69%	2.37%	1.69%	1.15%	1.74%
Non-performing assets to total assets	2.36%	2.35%	1.79%	1.74%	2.22%
Allowance to total loans	0.92%	0.89%	0.81%	0.83%	0.81%
Allowance to non-performing loans	54.53%	37.51%	70.51%	47.93%	46.39%
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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2016, there were $5.6 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2016, the Bank had $7.0 million in subprime loans, or 1.3% of its total loan portfolio, of which $414 thousand are non-performing loans.

Non-Interest Income

Non-interest income remained relatively unchanged at $1.2 million, decreasing $30 thousand, or 2.5%, for the three months ended June 30, 2016, compared to the prior year quarter. Higher depository fees in the current period was offset by lower gains on sales of loans for the current period compared to the prior year quarter.

Non-Interest Expense

Non-interest expense increased $736 thousand, or 12.6%, to $6.6 million for the three months ended June 30, 2016, compared to $5.9 million for the prior year quarter due to higher legal expense related to the formal agreement, audit expense, employee compensation and benefits, and data processing costs.

Income Tax Expense

Income tax expense was $37 thousand for the three months ended June 30, 2016, compared to $13 thousand for the prior year quarter.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2016, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 filed August 12, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016. The material weaknesses in internal control over financial reporting related to the accounting for specified credits in connection with the negotiation and execution of a contract with a service provider; the accuracy of a gain recognized and the collectability of a receivable recorded in connection with the sale of a loan; the presentation and disclosure of earnings-per-share in accordance with the two-class method; and the presentation of cash flows.

(b) Remediation Plan

The Company retained a new Chief Financial Officer in March 2016 to effectuate a plan to appropriately remediate these material weaknesses. The hiring, training and development, and retention of qualified, knowledgeable and experienced staff is a primary focus, but it does preclude the implementation of addition measures.

(c) Changes in Internal Control over Financial Reporting

Other than the remediations discussed above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and the Bank or one of its wholly owned subsidiaries are parties to various legal proceedings incident to their business.  Certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.  Further, there have been no material developments or changes associated with any litigation matters previously reported by the Company or the Bank.  In accordance with ASC Topic 450, Carver has accrued $105,000 for these lawsuits.

Item 1A.	Risk Factors

The Company does not believe its risks have materially changed from those included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2016.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
4.4	Exchange Agreement, dated June 29, 2011, by and between the Company and the United States Department of the Treasury (4)
10.1	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2016 (unaudited) and March 31, 2016; (ii) Consolidated Statements of Income for the three months ended June 30, 2016 and 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	August 22, 2016	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 22, 2016	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)