Form 10-Q
period 2016-09-30
CARVER BANCORP INC
filed 2016-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2016
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2016	March 31, 2016
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$73,531	$63,156
Money market investments	255	504
Total cash and cash equivalents	73,786	63,660
Restricted cash	254	225
Investment securities:
Available-for-sale, at fair value	53,750	56,180
Held-to-maturity, at amortized cost (fair value of $14,890 and $15,653 at September 30, 2016 and March 31, 2016, respectively)	14,458	15,311
Total investment securities	68,208	71,491

Loans held-for-sale (“HFS”)	16,034	2,495

Loans receivable:
Real estate mortgage loans	462,538	517,785
Commercial business loans	66,357	71,192
Consumer loans	250	42
Loans, net	529,145	589,019
Allowance for loan losses	(4,747)	(5,232)
Total loans receivable, net	524,398	583,787
Premises and equipment, net	5,585	5,983
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,946	2,883
Accrued interest receivable	3,619	3,647
Other assets	7,894	7,557
Total assets	$701,724	$741,728

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$98,312	$95,230
Non-interest bearing checking	56,933	56,634
Interest-bearing checking	33,131	33,106
Money market	147,563	163,380
Certificates of deposit	245,505	255,854
Escrow	2,155	2,537
Total deposits	583,599	606,741
Advances from the FHLB-NY and other borrowed money	43,403	68,403
Due to broker for unsettled trades	10,079	—
Other liabilities	10,230	12,369
Total liabilities	647,311	687,513

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding at September 30, 2016 and March 31, 2016, respectively)	61	61
Additional paid-in capital	55,470	55,470
Accumulated deficit	(45,554)	(45,710)
Treasury stock, at cost (1,944 shares at September 30, 2016 and March 31, 2016)	(417)	(417)
Accumulated other comprehensive loss	(265)	(307)
Total equity	54,413	54,215
Total liabilities and equity	$701,724	$741,728
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2016	2015 Restated (1)	2016	2015 Restated (1)
Interest income:
Loans	$5,882	$6,174	$12,321	$11,816
Mortgage-backed securities	146	197	316	388
Investment securities	195	341	423	682
Money market investments	61	18	130	52
Total interest income	6,284	6,730	13,190	12,938

Interest expense:
Deposits	929	781	1,864	1,557
Advances and other borrowed money	472	312	778	594
Total interest expense	1,401	1,093	2,642	2,151

Net interest income	4,883	5,637	10,548	10,787
Provision for (recovery of) loan losses	(160)	643	(364)	677
Net interest income after provision for (recovery of) loan losses	5,043	4,994	10,912	10,110

Non-interest income:
Depository fees and charges	803	809	1,605	1,477
Loan fees and service charges	106	170	249	342
Gain on sale of securities	58	1	58	1
Gain (loss) on sale of loans, net	(62)	—	4	194
Gain on sale of real estate owned, net	10	—	10	18
Gain on sale of building, net	17	—	34	—
Other	346	151	481	292
Total non-interest income	1,278	1,131	2,441	2,324

Non-interest expense:
Employee compensation and benefits	3,037	2,729	5,973	5,510
Net occupancy expense	797	1,125	1,541	2,121
Equipment, net	200	164	388	326
Data processing	371	223	699	446
Consulting fees	76	145	268	290
Federal deposit insurance premiums	163	133	329	255
Other	1,929	1,683	3,962	3,105
Total non-interest expense	6,573	6,202	13,160	12,053

Income (loss) before income taxes	(252)	(77)	193	381
Income tax expense	—	79	37	92
Net income (loss)	$(252)	$(156)	$156	$289

Earnings (loss) per common share:
Basic	$(0.07)	$(0.04)	$0.02	$0.03
Diluted	(0.07)	(0.04)	0.02	0.03
(1) September 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2016	2015 Restated (1)	2016	2015 Restated (1)
Net income (loss)	$(252)	$(156)	$156	$289

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) of securities available-for-sale	(259)	1,096	100	228
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax	58	1	58	1
Total other comprehensive income (loss), net of tax	(317)	1,095	42	227

Total comprehensive income (loss), net of tax	$(569)	$939	$198	$516
(1) September 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the six months ended September 30, 2016
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2016	$45,118	$61	$55,470	$(45,710)	$(417)	$(307)	$54,215
Net income	—	—	—	156	—	—	156
Other comprehensive income, net of taxes	—	—	—	—	—	42	42
Balance — September 30, 2016	$45,118	$61	$55,470	$(45,554)	$(417)	$(265)	$54,413

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2016	2015 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$156	$289

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery of) provision for loan losses	(364)	677
Stock based compensation expense	—	2
Depreciation and amortization expense	431	498
Gain on sale of real estate owned	(10)	(18)
Gain on sale of securities, net	(58)	(1)
Gain on sale of loans, net	(4)	(194)
Gain on sale of building	(34)	—
Amortization and accretion of loan premiums and discounts and deferred charges	88	(1,664)
Amortization and accretion of premiums and discounts — securities	150	24
Decrease (increase) in accrued interest receivable	28	(735)
Decrease in other assets	300	649
Increase (decrease) in other liabilities	(2,139)	2,008
Net cash (used in) provided by operating activities	(1,456)	1,535
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(10,606)	—
Purchases of securities: Held-to-maturity	—	(5,117)
Proceeds sales of investments: Available-for-sale	7,259	4,951
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	15,730	20,603
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	817	1,028
Originations of loans held-for-investment, net of repayments	35,443	(18,096)
Loans purchased from third parties	—	(63,978)
Proceeds from sale of loans held-for-sale	4,645	730
Proceeds on sale of loans	5,401	—
(Increase) decrease in restricted cash	(29)	6,200
Redemption (purchase) of FHLB-NY stock	937	(39)
Purchase of premises and equipment	(33)	(305)
Proceeds from sale of real estate owned	160	636
Net cash provided by (used in) investing activities	59,724	(53,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(23,142)	58,532
Net decrease in FHLB-NY advances and other borrowings	(25,000)	—
Net cash (used in) provided by financing activities	(48,142)	58,532
Net increase in cash and cash equivalents	10,126	6,680
Cash and cash equivalents at beginning of period	63,660	50,992
Cash and cash equivalents at end of period	$73,786	$57,672

Supplemental cash flow information:
Noncash financing and investing activities
Securities purchased but not yet paid for	$10,079	$—
Transfers to real estate owned	$462	$—

Cash paid for:
Interest	$4,692	$1,927
Income taxes	$57	$86
(1) September 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

Regulation

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

The Company's audited results as of and for the year ended March 31, 2015, as well as the unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2015 were restated in the Annual Report on Form 10-K for the year ended March 31, 2016 (the "Restatement"). The Restatement corrected a material error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system service provider. In fiscal 2016, Carver Bancorp recognized expenses on invoices paid to its core system provider, and during the course of preparation of the fiscal 2016 consolidated financial statements and audit, management determined that $613 thousand of expenses should have been recognized in fiscal 2015. The impact of the restatement for the three months ended September 30, 2015 was a decrease in data processing expense of $9 thousand. For the six months ended September 30, 2015, the impact of the restatement was decreases in the provision for loan losses of $83 thousand, data processing expense of $134 thousand, consulting fees of $23 thousand and other non-interest expense of $36 thousand. Management also identified an accounting error related to the reporting of earnings per share (EPS). Under the two class method of computing EPS, the Company has two classes of stock to which undistributed earnings are allocated.  Previously, the impact of the undistributed earnings allocated to the shares of the Company’s Series D convertible preferred stock had not been considered in this computation.  Basic and Diluted EPS amounts were updated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock which, under certain circumstances, could convert to 5,518,006 shares of common stock. In addition to these errors, adjustments were made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to accrued liabilities, provision for loan losses and certain reclassification entries. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended March 31, 2017. The consolidated balance sheet at September 30, 2016 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2016. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2016	2015 Restated (1)	2016	2015 Restated (1)
Earnings per common share
Net (loss) income as reported	$(252)	$(156)	156	289
Less: Participated securities share of undistributed earnings	—	—	94	173
Net (loss) income available to common shareholders of Carver Bancorp, Inc.	$(252)	$(156)	$62	$116

Weighted average common shares outstanding	3,696,420	3,696,420	3,696,420	3,696,420
Effect of dilutive MRP shares	4,000	4,000	4,000	4,000
Weighted average common shares outstanding – diluted	3,700,420	3,700,420	3,700,420	3,700,420

Basic (loss) earnings per common share	$(0.07)	$(0.04)	$0.02	$0.03
Diluted (loss) earnings per common share	$(0.07)	$(0.04)	$0.02	$0.03
(1) September 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three and six months ended September 30, 2016 and 2015:

		Other
Six months ended September 30, 2016	At	Comprehensive	At
$ in thousands	March 31, 2016	Income, net of tax	September 30, 2016
Net unrealized loss on securities available-for-sale	$(307)	$42	$(265)
Accumulated other comprehensive loss, net of tax	$(307)	$42	$(265)

		Other
Six months ended September 30, 2015	At	Comprehensive	At
$ in thousands	March 31, 2015	Income, net of tax	September 30, 2015
Net unrealized loss on securities available-for-sale	$(1,045)	$227	$(818)
Accumulated other comprehensive loss, net of tax	$(1,045)	$227	$(818)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2016	2015	2016	2015
Reclassification adjustment for sales of available-for-sale securities, net of tax	$58	$1	$58	$1	Gain on sale of securities
Total reclassifications for the period	$58	$1	$58	$1

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2016, $53.8 million, or 78.8%, of the Bank’s total securities were classified as available-for-sale, and the remaining $14.5 million, or 21.2%, were classified as held-to-maturity. The Bank had no securities classified as trading at September 30, 2016 and March 31, 2016.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2016:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$3,344	$—	$15	$3,329
Federal Home Loan Mortgage Corporation	6,782	13	43	6,752
Federal National Mortgage Association	22,520	28	56	22,492
Other	45	—	—	45
Total mortgage-backed securities	32,691	41	114	32,618
U.S. Government Agency Securities	5,849	22	—	5,871
Corporate bonds	5,116	—	25	5,091
Other investments	10,360	—	190	10,170
Total available-for-sale	$54,016	$63	$329	$53,750
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$2,068	$153	$—	$2,221
Federal National Mortgage Association and Other	11,390	254	—	11,644
Total held-to-maturity mortgage-backed securities	13,458	407	—	13,865
Corporate Bonds	1,000	25	—	1,025
Total held-to maturity	14,458	432	—	14,890
Total securities	$68,474	$495	$329	$68,640
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2016:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,578	$45	$—	$4,623
Federal Home Loan Mortgage Corporation	7,778	—	100	7,678
Federal National Mortgage Association	7,860	—	36	7,824
Other	45	—	—	45
Total mortgage-backed securities	20,261	45	136	20,170
U.S. Government Agency Securities	26,077	27	35	26,069
Other investments	10,148	—	207	9,941
Total available-for-sale	$56,486	$72	$378	$56,180
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$2,379	$150	$—	$2,529
Federal National Mortgage Association and Other	11,932	192	—	12,124
Total held-to-maturity mortgage-backed securities	14,311	342	—	14,653
Corporate Bonds	1,000	—	—	1,000
Total held-to-maturity	15,311	342	—	15,653
Total securities	$71,797	$414	$378	$71,833
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the three and six months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Proceeds	$7,259	$4,951	$7,259	$4,951
Gross Gains	58	2	58	2
Gross Losses	—	1	—	1

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2016 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$71	$8,080	$43	$2,181	$114	$10,261
U.S. Government Agency Securities	—	1,999	—	—	—	1,999
Corporate bonds	25	5,091	—	—	25	5,091
Other investments (1)	—	—	190	9,811	190	9,811
Total available-for-sale securities	$96	$15,170	$233	$11,992	$329	$27,162
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

A total of 12 securities had an unrealized loss at September 30, 2016 compared to 13 at March 31, 2016. There was one mortgage-backed security and one investment in a CRA fund that had an unrealized loss position for more than 12 months at September 30, 2016. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At September 30, 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at September 30, 2016, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$10,608	$10,595	1.71%
Five through ten years	12,655	12,651	1.91%
After ten years	30,753	30,504	1.12%
Total	$54,016	$53,750	1.43%

Held-to-maturity:
Five through ten years	$6,705	$6,934	3.00%
After ten years	7,753	7,956	2.39%
Total	$14,458	$14,890	2.67%

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

The following is a summary of loans receivable, gross of allowance for loan losses, and net of loans held-for-sale at September 30, 2016 and March 31, 2016:

	September 30, 2016		March 31, 2016
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$128,459	24%	$141,243	24%
Multifamily	73,495	14%	94,202	16%
Commercial real estate	251,084	48%	272,497	47%
Construction	5,008	1%	5,033	1%
Business (1)	66,417	13%	71,277	12%
Consumer (2)	250	—%	42	—%
Total loans receivable	$524,713	100%	$584,294	100%

Unamortized premiums, deferred costs and fees, net	4,432		4,725

Allowance for loan losses	(4,747)		(5,232)
Total loans receivable, net	$524,398		$583,787

Loans HFS	$16,034		$2,495
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended September 30, 2016 and 2015, and the fiscal year ended March 31, 2016.

Three months ended September 30, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,875	$530	$1,858	$62	$856	$2	$—	$5,183
Charge-offs	59	244	—	—	—	41	—	344
Recoveries	—	—	5	—	63	—	—	68
Provision for (Recovery of) Loan Losses	(162)	386	(120)	(12)	(342)	41	49	(160)
Ending Balance	$1,654	$672	$1,743	$50	$577	$2	$49	$4,747

Six months ended September 30, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$—	$5,232
Charge-offs	62	251	—	—	—	41	—	354
Recoveries	—	—	10	—	219	4	—	233
Provision for (Recovery of) Loan Losses	19	301	(75)	(12)	(664)	18	49	(364)
Ending Balance	$1,654	$672	$1,743	$50	$577	$2	$49	$4,747

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,423	$672	$1,722	$50	$370	$2	$49	$4,288
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	231	—	20	—	208	—	—	459

Loan Receivables Ending Balance:	$130,687	$74,818	$252,058	$4,975	$66,357	$250	$—	$529,145
Ending Balance: collectively evaluated for impairment	125,366	73,208	249,215	4,975	60,001	250	—	513,015
Ending Balance: individually evaluated for impairment	5,321	1,610	2,843	—	6,356	—	—	16,130

Fiscal year ended March 31, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	389	340	—	—	176	517	1,422
Recoveries	113	—	9	—	578	31	731
Provision for (Recovery of) Loan Losses	3	460	770	(37)	(193)	492	1,495
Ending Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,602	622	1,787	62	548	21	4,642
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	95	—	21	—	474	—	590

Loan Receivables Ending Balance:	$143,667	$95,648	$273,470	$5,000	$71,192	$42	$589,019
Ending Balance: collectively evaluated for impairment	139,031	93,879	267,176	5,000	64,326	42	569,454
Ending Balance: individually evaluated for impairment	4,636	1,769	6,294	—	6,866	—	19,565

Three months ended September 30, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance (restated)	$1,640	$410	$1,032	$99	$791	$3	$3,975
Charge-offs	13	3	—	—	8	259	283
Recoveries	1	—	3	—	95	5	104
Provision for (Recovery of) Loan Losses (restated)	(52)	50	401	—	(35)	279	643
Ending Balance (restated)	$1,576	$457	$1,436	$99	$843	$28	$4,439

Six months ended September 30, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	243	241	—	—	120	260	864
Recoveries	1	—	3	—	188	6	198
Provision for (Recovery of) Loan Losses	(152)	196	404	—	(38)	267	677
Ending Balance	$1,576	$457	$1,436	$99	$843	$28	$4,439

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,479	457	1,436	99	743	28	4,242
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	97	—	—	—	100	—	197

Loan Receivables Ending Balance:	$128,855	$109,287	$242,707	$5,067	$76,766	$89	$562,771
Ending Balance: collectively evaluated for impairment	121,925	108,046	240,845	5,067	71,100	89	547,072
Ending Balance: individually evaluated for impairment	6,930	1,241	1,862	—	5,666	—	15,699

The following is a summary of nonaccrual loans at September 30, 2016 and March 31, 2016.

$ in thousands	September 30, 2016	March 31, 2016
Gross loans receivable:
One-to-four family	$3,211	$2,947
Multifamily	1,610	$1,769
Commercial real estate	1,015	$5,338
Business	2,725	$3,896
Total nonaccrual loans	$8,561	$13,950

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. Nonaccrual loans decreased $5.4 million, or 38.6%, to $8.6 million at September 30, 2016 from $14.0 million at March 31, 2016, primarily due to the transfer of one commercial real estate loan into the Bank's held-for-sale loan portfolio. The transferred loan, with a carrying value of $3.4 million, was subsequently sold at par value on July 7, 2016. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at September 30, 2016 were $7.7 million, $1.5 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2016, total TDR loans were $7.8 million, of which $2.2 million were non-performing.

At September 30, 2016, other non-performing assets totaled $2.3 million which consisted of other real estate owned and held-for-sale loans. At September 30, 2016, other real estate owned valued at $1.3 million comprised of eight foreclosed properties which includes $1 million of residential properties, compared to $1.0 million comprised of seven properties, which included $718 thousand of residential properties at March 31, 2016. At September 30, 2016, non performing held-for-sale loans totaled $1.0 million, compared to $2.5 million at March 31, 2016. At September 30, 2016, Carver had 15 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $3.3 million.

Although we believe that substantially all risk elements at September 30, 2016 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of September 30, 2016, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$73,208	$245,032	$4,975	$56,724
Special Mention	—	4,183	—	1,993
Substandard	1,610	2,843	—	7,640
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$74,818	$252,058	$4,975	$66,357

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$127,477	$250
Non-Performing			3,210	—
Total			$130,687	$250

As of March 31, 2016, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,879	$262,937	$5,000	$61,331
Special Mention	—	4,239	—	2,039
Substandard	1,769	6,294	—	7,822
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$95,648	$273,470	$5,000	$71,192

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$140,720	$42
Non-Performing			2,947	—
Total			$143,667	$42

The following table presents an aging analysis of the recorded investment of past due financing receivable as of September 30, 2016 and March 31, 2016.

September 30, 2016
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$—	$345	$2,896	$3,241	$127,446	$130,687
Multifamily	814	—	797	1,611	73,207	74,818
Commercial real estate	—	880	—	880	251,178	252,058
Construction	—	—	—	—	4,975	4,975
Business	730	304	2,560	3,594	62,763	66,357
Consumer	2	—	—	2	248	250
Total	$1,546	$1,529	$6,253	$9,328	$519,817	$529,145

March 31, 2016
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$986	$—	$2,628	$3,614	$140,053	$143,667
Multifamily	—	—	1,769	1,769	93,879	95,648
Commercial real estate	889	3,410	—	4,299	269,171	273,470
Construction	—	—	—	—	5,000	5,000
Business	2,495	307	1,972	4,774	66,418	71,192
Consumer	2	—	—	2	40	42
Total	$4,372	$3,717	$6,369	$14,458	$574,561	$589,019

The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2016 and March 31, 2016.

	At September 30, 2016			At March 31, 2016
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,612	$4,531	$—	$2,909	$4,101	$—
Multifamily	1,610	2,224	—	1,769	2,122	—
Commercial real estate	1,963	2,127	—	5,405	5,572	—
Business	3,272	3,318	—	4,223	4,403	—
With an allowance recorded:
One-to-four family	1,709	1,709	231	1,727	1,727	95
Multifamily	—	—	—	—	—	—
Commercial real estate	880	880	20	889	889	21
Business	3,084	3,084	208	2,643	2,643	474
Total	$16,130	$17,873	$459	$19,565	$21,457	$590

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and six month period ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2016		2015		2016		2015
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,183	$—	$5,281	$2	$3,081	$7	$5,306	$5
Multifamily	1,703	4	609	6	1,729	6	1,325	6
Commercial real estate	1,971	—	1,866	—	1,978	—	1,867	—
Construction	—	—	—	—	—	—	—	—
Business	3,577	4	2,593	21	3,477	128	2,608	29
Consumer and other	—	—	—	—	—	—	—	—
With an allowance recorded:
One-to-four family	1,712	—	1,660	2	1,717	1	1,663	4
Multifamily	—	—	—	—	—	—	—	—
Commercial real estate	882	—	—	—	883	—	—	—
Business	3,105	1	3,098	—	3,089	37	—	—
Consumer and other	—	—	—	—	—	—	3,141	—
Total	$16,133	$9	$15,107	$31	$15,954	$179	$15,910	$44

In certain circumstances, the Bank will modify a loan as part of a troubled debt restructure ("TDR") under ASC Subtopic 310-40 and the related allowance under ASC Subtopic 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no TDR modifications made during the three and six month periods ended September 30, 2016.

The following table presents an analysis of those loan modifications that were classified as TDRs during the three and six month period ended September 30, 2015.

	Modifications to loans during the three month period ended September 30, 2015					Modifications to loans during the six month period ended September 30, 2015
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post- modification recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	1	$96	$96	2.63%	2.63%	1	$96	$96	2.63%	2.63%

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2016 and 2015, there were no modified loans that subsequently defaulted within the last 12 months.

At September 30, 2016, there were 14 loans in the TDR portfolio totaling $6.3 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2016, there were 11 loans in the performing TDR portfolio totaling $5.6 million.

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

The aggregate amount of loans outstanding to related parties was $3.6 million at September 30, 2016 and $4.4 million at March 31, 2016. During the six months ended September 30, 2016, advances totaled $614 thousand and principal repayments totaled $1.4 million. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2016 and March 31, 2016, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2016, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$190	$190
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	3,329	—	3,329
Federal Home Loan Mortgage Corporation	—	6,752	—	6,752
Federal National Mortgage Association	—	22,492	—	22,492
Other	—	—	45	45
U.S. Government Agency Securities	—	5,871	—	5,871
Corporate bonds	—	5,091	—	5,091
Other investments	—	9,810	360	10,170
Total available-for-sale securities	—	53,345	405	53,750
Total	$—	$53,345	$595	$53,940

	Fair Value Measurements at March 31, 2016, Using (1)
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$201	201
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,623	—	4,623
Federal Home Loan Mortgage Corporation	—	7,678	—	7,678
Federal National Mortgage Association	—	7,824	—	7,824
Other	—	—	45	45
U.S. Government Agency securities	—	26,069	—	26,069
Other investments	—	9,793	148	9,941
Total available-for-sale securities	—	55,987	193	56,180
Total	$—	$55,987	$394	$56,381
(1) March 31, 2016 has been corrected from previously reported amounts for the classification of a private equity investment from Level 2 to Level 3.

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.08% of the Company’s total assets measured at fair value at September 30, 2016 and 0.05% at March 31, 2016.

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

In the three and six month period ended September 30, 2016, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2016 and 2015:

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2016	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2016
Securities Available-for-Sale	$193	$—	$212	$—	$405	$—

Mortgage servicing rights	201	(11)	—	—	190	(5)

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2015	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2015
Securities Available-for-Sale	$47	$—	$(1)	$—	$46	$—

Mortgage servicing rights	210	(5)	—	—	205	(4)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2016 and March 31, 2016, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2016, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$—	$16,034	$16,034
Impaired loans with a specific reserve allocated	—	—	5,214	$5,214
Other real estate owned	—	—	1,311	$1,311

	Fair Value Measurements at March 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$—	$2,495	$2,495
Impaired loans with a specific reserve allocated	—	—	4,669	$4,669
Other real estate owned	—	—	1,008	$1,008

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended September 30, 2016 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2016 and March 31, 2016 are as follows:

	September 30, 2016
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$73,786	$73,185	$73,185	$—	$—
Restricted cash	254	254	—	254	—
Securities available-for-sale	53,750	53,750	—	53,345	405
FHLB Stock	1,946	1,946	—	1,946	—
Securities held-to-maturity	14,458	14,890	—	14,890	—
Loans receivable	529,145	533,574	—	—	533,574
Loans held-for-sale	16,034	16,034	—	—	16,034
Accrued interest receivable	3,619	3,619	—	3,619	—
Mortgage servicing rights	190	190	—	—	190
Other assets - Interest-bearing deposits	984	984	—	984	—
Financial Liabilities:
Deposits	583,599	564,173	318,106	246,067	—
Advances from FHLB of New York	25,000	25,108	—	25,108	—
Other borrowed money	18,403	19,477	—	19,477	—
Accrued interest payable	124	124	—	124	—

	March 31, 2016 (1)
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$63,660	$63,660	$63,660	$—	$—
Restricted cash	225	225	—	225	—
Securities available-for-sale	56,180	56,180	—	55,987	193
FHLB Stock	2,883	2,883	—	2,883	—
Securities held-to-maturity	15,311	15,653	—	15,653	—
Loans receivable	583,787	585,650	—	—	585,650
Loans held-for-sale	2,495	2,495	—	—	2,495
Accrued interest receivable	3,647	3,647	—	3,647	—
Mortgage servicing rights	201	201	—	—	201
Other assets - Interest-bearing deposits	983	983	—	983	—
Financial Liabilities:
Deposits	606,741	585,394	329,398	255,996	—
Advances from FHLB of New York	50,000	50,141	—	50,141	—
Other borrowed money	18,403	18,734	—	18,734	—
Accrued interest payable	2,174	2,174	—	2,174	—
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

Accrued Interest Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of September 30, 2016 and March 31, 2016. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606)," which amends the revenue recognition standard that was issued in 2014. The amendments clarify the guidance on assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," a consensus of the FASB's Emerging Issues Task Force. The update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, and provides guidance on how the following cash receipts and payments should be presented and classified in the statement of cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, settlements of insurance claims, settlements of corporate-owned and bank-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The ASU also clarifies when an entity should separate cash receipts and payments and classify them into more than one class of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statement of cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

Within this report, we have included restated audited results for the quarter ended September 30, 2015, which are noted as “Restated 2015”. Our consolidated financial statements as of and for the quarter ended September 30, 2015 included in this Quarterly Report on Form 10-Q have been restated from the original filing.

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

•	the ability of the Company to obtain approval from the Federal Reserve Bank to distribute all future interest payments owed to the holders of the Company's subordinated debt securities;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $701.7 million in assets and 131 employees as of September 30, 2016.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. The NMTC compliance period was completed and CDEs 2-9, 11 and 12 were dissolved in March 2016. CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of September 30, 2016, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12 (3)	—	40,000	2,307	—	2,307	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	10,585	10,585	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,095	10,095	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,637	20,637	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,960	10,960	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,085	12,085	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,137	12,137	—	1	—	4,875	4,876
Total	$5,850	$149,000	$2,307	$103,181	$105,488	$13,000	$408	$—	$50,310	$63,718
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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2016, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the six months ended September 30, 2016. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2016.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $25.0 million, or 36.5%, to $43.4 million at September 30, 2016, compared to $68.4 million at March 31, 2016 due to the repayment of short-term borrowings during the six month period. At September 30, 2016, $25.0 million of the Bank's borrowings with a weighted average rate of 1.5% was scheduled to mature over the next three years. Due to the late filing of Carver's 2016 Form 10-K, and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At September 30, 2016, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $30.7 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2016 and March 31, 2016, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $73.8 million and $63.7 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2016, total cash and cash equivalents increased $10.1 million to $73.8 million at

September 30, 2016, compared to $63.7 million at March 31, 2016, reflecting cash provided by investing activities of $59.7 million and cash used in operating activities of $1.5 million, partially offset by cash used in financing activities of $48.1 million.

Net cash provided by investing activities of $59.7 million was primarily attributed to net loan principal repayments. Also, cash proceeds from sales and calls of available-for-sale securities was reinvested in purchases of new investments to diversify the Bank's available-for-sale portfolio. Net cash used in operating activities totaled $1.5 million during the quarter. Net cash used in financing activities of $48.1 million resulted from repayments of FHLB-NY advances of $25.0 million, and net decreases in deposits of $23.1 million.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET 1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC. The IMCR directive requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at September 30, 2016 (dollars in thousands):

	September 30, 2016
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$67,145	9.48%
Minimum capital requirement	28,326	4.00%
Excess	38,819	5.48%

Common equity Tier 1
Regulatory capital	$67,145	13.38%
Minimum capital requirement	22,582	4.50%
Excess	44.563	8.88%

Tier 1 risk-based capital
Regulatory capital	$67,145	13.38%
Minimum capital requirement	30,109	6.00%
Excess	37,036	7.38%

Total risk-based capital
Regulatory capital	$73,903	14.73%
Minimum capital requirement	40,146	8.00%
Excess	33,757	6.73%

Bank Regulatory Matters

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

At September 30, 2016, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 9.48%, Common Tier 1 capital ratio of 13.38%, Tier 1 risk-based capital ratio of 13.38%, and a total risk-based capital ratio of 14.73%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  There were no repurchases during fiscal 2016 and during the first six months of fiscal 2017. At September 30, 2016, the Bank continues to service 137 loans with a principal balance of $24.7 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2016 (1)	$2,009
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Principal payments received on open claims	(12)
Open claims as of September 30, 2016 (1)	$1,997
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $185 thousand as of September 30, 2016.

The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2016:

$ in thousands	September 30, 2016
Representation and warranty repurchase reserve, March 31, 2016 (1)	$186
Net provision for repurchase losses (2)	(1)
Representation and warranty repurchase reserve, September 30, 2016(1)	$185
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2016 and March 31, 2016

Assets

At September 30, 2016, total assets were $701.7 million, reflecting a decrease of $40.0 million, or 5.4%, from total assets of $741.7 million at March 31, 2016. The reduction is primarily attributable to a $45.9 million decline in the loan portfolio (including loans held-for-sale), partially offset by an increase of $10.1 million in cash and cash equivalents. The decrease in the loan portfolio was largely attributable to loan attrition through scheduled paydowns and payoffs, which the Bank did not actively try to retain as it was making efforts to reduce the concentration of commercial real estate loans.

Total cash and cash equivalents increased $10.1 million, or 15.9%, to $73.8 million at September 30, 2016, compared to $63.7 million at March 31, 2016 due to loan activity, partially offset by the Bank's repayment of short-term borrowings and a reduction of brokered deposits during the period.

Total investment securities decreased $3.3 million, or 4.6%, to $68.2 million at September 30, 2016, compared to $71.5 million at March 31, 2016, as the Bank sold two available-for-sale securities. Also, cash generated from calls of securities was reinvested to diversify the Bank's available-for-sale investment portfolio.

Gross portfolio loans decreased $59.9 million, or 10.2%, to $529.1 million at September 30, 2016, compared to $589.0 million at March 31, 2016, as the Bank began a targeted reduction of its concentration in commercial real estate mortgage loans by reducing its efforts to slow attrition in and payoffs of Non Owner Occupied CRE loans.

Loans held-for-sale ("HFS") increased $13.5 million to $16.0 million at September 30, 2016, compared to $2.5 million at March 31, 2016. The Bank transferred $15.0 million of portfolio loans to its held-for-sale portfolio during the second quarter. The transfer was an additional step in the strategic reduction of CRE loan concentration as the loans transferred represent CRE loans being aggressively marketed for sale.

Liabilities and Equity

Total liabilities decreased $40.2 million, or 5.8%, to $647.3 million at September 30, 2016, compared to $687.5 million at March 31, 2016, following declines in the Bank's deposits and borrowed funds.

Deposits decreased $23.1 million, or 3.8%, to $583.6 million at September 30, 2016, compared to $606.7 million at March 31, 2016, due primarily to decreases in brokered deposits in money market accounts and in certificates of deposit. The Company did not actively pursue the retention of certain deposits as it has been seeking to reduce its overall level of brokered deposits.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $25.0 million, or 36.5%, to $43.4 million at September 30, 2016, compared to $68.4 million at March 31, 2016 due to the repayment of short-term borrowings during the period.

Total equity increased $198 thousand, or 0.4%, to $54.4 million at September 30, 2016, compared to $54.2 million at March 31, 2016. The increase was due to net income of $156 thousand and a decrease of $42 thousand in unrealized losses on investments for the six-month period.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2016:

$ in thousands
Commitments to fund mortgage loans	$2,112
Commitments to fund commercial and consumer loans	3,215
Lines of credit	10,068
Letters of credit	211
Commitment to fund private equity investment	640
Total	$16,246

Comparison of Operating Results for the Three and Six Months Ended September 30, 2016 and 2015

Overview

The Company reported a net loss of $252 thousand for the three months ended September 30, 2016, compared to a net loss of $156 thousand for the prior year quarter. For the six months ended September 30, 2016, the Company reported net income of $156 thousand, compared to net income of $289 thousand for the prior year period. The changes in our results for both comparative periods were primarily driven by lower net interest income and higher non-interest expense, partially offset by recoveries of loan losses in the current periods compared to provisions for loan losses in the prior year periods.

The following table reflects selected operating ratios for the three and six months ended September 30, 2016 and 2015 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2016		2015 Restated (a)		2016		2015 Restated (a)
Return on average assets (1)	(0.15)%		(0.09)%		0.04%		0.08%
Return on average stockholders' equity (2) (8)	(1.86)%		(1.17)%		0.57%		1.08%
Return on average stockholders' equity, excluding AOCI (2) (8)	(1.86)%		(1.14)%		0.57%		1.05%
Net interest margin (3)	2.89%		3.37%		3.03%		3.26%
Interest rate spread (4)	2.74%		3.27%		2.89%		3.16%
Efficiency ratio (5) (8)	106.69%		91.64%		101.32%		91.93%
Operating expenses to average assets (6)	3.82%		3.54%		3.71%		3.49%
Average stockholders' equity to average assets (7) (8)	7.87%		7.62%		7.69%		7.77%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.89%		7.79%		7.70%		7.97%
Average interest-earning assets to average interest-bearing liabilities	1.19	x	1.15	x	1.18	x	1.16	x

(a) September 30, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2016	2015	2016	2015
Average Stockholders' Equity
Average Stockholders' Equity	$54,187	$53,324	$54,543	$53,640
Average AOCI	(80)	(1,209)	(133)	(1,338)
Average Stockholders' Equity, excluding AOCI	$54,267	$54,533	$54,676	$54,978

Return on Average Stockholders' Equity	(1.86)%	(1.17)%	0.57%	1.08%
Return on Average Stockholders' Equity, excluding AOCI	(1.86)%	(1.14)%	0.57%	1.05%

Average Stockholders' Equity to Average Assets	7.87%	7.62%	7.69%	7.77%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.89%	7.79%	7.70%	7.97%

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

Net interest income decreased $754 thousand, or 13.4%, to $4.9 million for the three months ended September 30, 2016, compared to $5.6 million for the prior year quarter. Net interest income decreased $239 thousand, or 2.2%, to $10.5 million for the six months ended September 30, 2016, compared to $10.8 million for the prior year period.

The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2016 and 2015. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended September 30,
	2016			2015
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$555,816	$5,882	4.23%	$527,777	$6,174	4.68%
Mortgage-backed securities	32,797	146	1.78%	39,843	197	1.98%
Investment securities	16,557	113	2.73%	47,987	250	2.08%
Restricted cash deposit	234	—	0.03%	4,477	—	0.03%
Equity securities (2)	2,181	25	4.55%	3,349	34	4.03%
Other investments and federal funds sold	68,200	118	0.69%	45,863	75	0.65%
Total interest-earning assets	675,785	6,284	3.72%	669,296	6,730	4.02%
Non-interest-earning assets	12,315			30,552
Total assets	$688,100			$699,848

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$33,389	$13	0.15%	$32,312	$14	0.17%
Savings and clubs	96,801	66	0.27%	93,419	63	0.27%
Money market	142,537	216	0.60%	159,377	203	0.51%
Certificates of deposit	247,288	622	1.00%	213,918	501	0.93%
Mortgagors deposits	2,061	12	2.31%	1,929	—	—%
Total deposits	522,076	929	0.71%	500,955	781	0.62%
Borrowed money	44,316	472	4.23%	78,990	312	1.57%
Total interest-bearing liabilities	566,392	1,401	0.98%	579,945	1,093	0.75%
Non-interest-bearing liabilities
Demand	54,473			51,243
Other liabilities	13,048			15,336
Total liabilities	633,913			646,524

Stockholders' equity	54,187			53,324
Total liabilities and equity	$688,100			$699,848
Net interest income		$4,883			$5,637

Average interest rate spread			2.74%			3.27%

Net interest margin			2.89%			3.37%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months September 30,
	2016			2015
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$570,477	$12,321	4.32%	$507,771	$11,816	4.65%
Mortgage-backed securities	33,338	316	1.90%	39,080	388	1.99%
Investment securities	21,482	255	2.37%	51,706	505	1.95%
Restricted cash deposit	230	—	0.03%	5,411	1	0.03%
Equity securities (2)	2,503	56	4.46%	3,105	60	3.85%
Other investments and federal funds sold	67,816	242	0.71%	55,125	168	0.61%
Total interest-earning assets	695,846	13,190	3.79%	662,198	12,938	3.91%
Non-interest-earning assets	13,858			27,794
Total assets	$709,704			$689,992

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$33,290	$26	0.16%	$31,927	$26	0.16%
Savings and clubs	96,724	132	0.27%	94,418	127	0.27%
Money market	149,885	459	0.61%	155,124	389	0.50%
Certificates of deposit	253,388	1,226	0.97%	215,583	1,005	0.93%
Mortgagors deposits	2,411	21	1.74%	2,262	10	0.88%
Total deposits	535,698	1,864	0.69%	499,314	1,557	0.62%
Borrowed money	51,971	778	2.99%	70,966	594	1.67%
Total interest-bearing liabilities	587,669	2,642	0.90%	570,280	2,151	0.75%
Non-interest-bearing liabilities
Demand	55,108			51,466
Other liabilities	12,384			14,606
Total liabilities	655,161			636,352

Stockholders' equity	54,543			53,640
Total liabilities and equity	$709,704			$689,992
Net interest income		$10,548			$10,787

Average interest rate spread			2.89%			3.16%

Net interest margin			3.03%			3.26%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $446 thousand, or 6.6%, to $6.3 million for the three months ended September 30, 2016, compared to $6.7 million for the prior year quarter. For the six months ended September 30, 2016, interest income increased $252 thousand, or 1.9%, to $13.2 million compared to $12.9 million for the prior year period. Although the average yield on investment securities increased in both periods, interest income on investment securities decreased due to a decrease in the average balances as a result of sales, calls and maturities of securities in the Bank's available-for-sale portfolio. Interest income on loans increased

$505 thousand for the six months ended September 30, 2016 compared to the prior year period due to a $62.7 million, or 12.3%, increase in the Bank's average loan balances. For the three months ended September 30, 2016, interest income on loans decreased $292 thousand, or 4.7%, compared to the prior year quarter, due to lower yields.

Interest Expense

Interest expense increased $308 thousand, or 28.2%, to $1.4 million for the three months ended September 30, 2016, compared to $1.1 million for the prior year quarter. For the six months ended September 30, 2016, interest expense increased $491 thousand, or 22.8%, to $2.6 million, compared to $2.2 million for the prior year period. The second quarter included payment of $183 thousand in additional interest on the deferred debenture dividends on the Company's outstanding Capital Statutory Trust I capital securities. The additional interest was related to the nineteen quarters of deferred payments that were settled and brought current in September. Interest expense on deposits was also higher due to an increase in the average balance of certificates of deposit compared to the prior year periods.

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

The following table summarizes the activity in the ALLL for the three and six month periods ended September 30, 2016 and 2015 and the fiscal year-end March 31, 2016:

$ in thousands	Six Months Ended September 30, 2016	Fiscal Year Ended March 31, 2016	Six Months Ended September 30, 2015
Beginning Balance	$5,232	$4,428	$4,428
Less: Charge-offs	354	1,422	864
Add: Recoveries	233	731	198
Provision for (Recovery of) Loan Losses	(364)	1,495	677
Ending Balance	$4,747	$5,232	$4,439

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.02%	0.13%	0.13%
Allowance to total loans	0.90%	0.89%	0.79%
Allowance to non-performing loans	55.45%	37.51%	68.46%

The Company recorded a $160 thousand recovery of loan loss for the three months ended September 30, 2016, compared to a $643 thousand provision for loan loss for the prior year quarter. Net charge-offs of $276 thousand were recognized during the second quarter, compared to net charge-offs of $179 thousand for the prior year quarter. For the six months ended September 30, 2016, the Company recorded a $364 thousand recovery of loan loss, compared to a $677 thousand provision for loan loss for the prior year period. Net charge-offs of $121 thousand were recognized for the six months ended September 30, 2016, compared to net charge-offs of $666 thousand in the prior year period.

At September 30, 2016, nonaccrual loans totaled $8.6 million, or 1.2% of total assets, compared to $14.0 million, or 1.9% of total assets at March 31, 2016. The ALLL was $4.7 million at September 30, 2016, which represents a ratio of the ALLL to nonaccrual loans of 55.4% compared to a ratio of 37.5% at March 31, 2016. The ratio of the allowance for loan losses to total loans was 0.90% at September 30, 2016, compared to 0.89% at March 31, 2016. Non-performing loans have decreased 38.6% to $8.6 million during the six month period, primarily due to the sale of one commercial real estate loan from the Bank's held-for-sale portfolio.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2016, loans classified as TDR totaled $7.7 million, of which $6.3 million were classified as performing. At March 31, 2016, loans classified as TDR totaled $7.8 million, of which $5.6 million were classified as performing.

At September 30, 2016, non-performing assets totaled $10.9 million, or 1.6% of total assets compared to $17.5 million, or 2.4% of total assets at March 31, 2016.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,211	$3,060	$2,947	$2,997	$3,251
Multifamily	1,610	1,755	1,769	1,229	1,241
Commercial real estate	1,015	2,221	5,338	3,427	—
Business	2,725	2,469	3,896	2,494	1,992
Total nonaccrual loans	8,561	9,505	13,950	10,147	6,484
Other non-performing assets (2):
Real estate owned	1,311	1,100	1,008	960	3,723
Loans held-for-sale	1,015	5,829	2,495	2,404	2,586
Total other non-performing assets	2,326	6,929	3,503	3,364	6,309
Total non-performing assets (3)	$10,887	$16,434	$17,453	$13,511	$12,793

Non-performing loans to total loans	1.62%	1.69%	2.37%	1.69%	1.15%
Non-performing assets to total assets	1.55%	2.36%	2.35%	1.79%	1.74%
Allowance to total loans	0.90%	0.92%	0.89%	0.83%	0.79%
Allowance to non-performing loans	55.45%	54.53%	37.51%	47.93%	68.46%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2016, there were $6.3 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2016, the Bank had $6.9 million in subprime loans, or 1.3% of its total loan portfolio, of which $640 thousand are non-performing loans.

Non-Interest Income

Non-interest income increased $147 thousand, or 13.0%, to $1.3 million for the three months ended September 30, 2016, compared to $1.1 million for the prior year quarter. For the six months ended September 30, 2016, non-interest income increased $117 thousand, or 5.0%, to $2.4 million compared to $2.3 million for the prior year period. The increase in both periods was primarily due to higher other non-interest income related to miscellaneous loan fees. Also, higher depository fees in the current six month period were offset by higher gains on sales of loans in the prior year period.

Non-Interest Expense

Non-interest expense increased $371 thousand, or 6.0%, to $6.6 million for the three months ended September 30, 2016, compared to $6.2 million for the prior year quarter. For the six months ended September 30, 2016, non-interest expense increased $1.1 million, or 9.2%, to $13.2 million compared to $12.1 million for the prior year period. The increase in both periods was primarily due to higher other non-interest expense and employee compensation and benefits. The increase in employee compensation and benefits is related to staffing costs associated with strengthening the Bank’s regulatory and compliance infrastructure. The increase in other non-interest expense is the result of significant audit and legal expenses incurred as a result of the restatement of the Company's 2015 financial statements and the resultant going concern issue (since eliminated).

Income Tax Expense

For the three months ended September 30, 2016, there was no income tax expense compared to $79 thousand for the prior year quarter. For the six months ended September 30, 2016, income tax expense was $37 thousand, compared to $92 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2016, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 filed August 12, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016. The material weaknesses in internal control over financial reporting related to the accounting for specified credits in connection with the negotiation and execution of a contract with a service provider; the accuracy of a gain recognized and the collectability of a receivable recorded in connection with the sale of a loan; the presentation and disclosure of earnings-per-share in accordance with the two-class method; and the presentation of cash flows.

(b) Remediation Plan

The Company retained a new Chief Financial Officer in March 2016 to effectuate a plan to appropriately remediate these material weaknesses. A new Controller was retained subsequent to September 30, 2016 and additional staffing changes in the financial area are planned. The hiring, training and development, and retention of qualified, knowledgeable and experienced staff is a primary focus, but it does preclude the implementation of additional measures. As such, the CFO and the Controller are outlining new policies, procedures and guidelines for the financial area, as well as educational classes. Key controls are being validated and certification processes are being audited. The Company expects that anticipated remediation will be complete by the next filing date.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2016.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
4.4	Exchange Agreement, dated June 29, 2011, by and between the Company and the United States Department of the Treasury (4)
10.1	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (5)
11	Statement Regarding Computation of Per Share Earnings
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2016 (unaudited) and March 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2016 and 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2016 and 2015 (unaudited); (iv) Consolidated Statements of Changes in Equity for the six months ended September 30, 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	November 14, 2016	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)