Form 10-Q
period 2016-12-31
CARVER BANCORP INC
filed 2017-02-17
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2017
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2016	March 31, 2016
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$61,209	$63,156
Money market investments	255	504
Total cash and cash equivalents	61,464	63,660
Restricted cash	269	225
Investment securities:
Available-for-sale, at fair value	60,024	56,180
Held-to-maturity, at amortized cost (fair value of $13,907 and $15,653 at December 31, 2016 and March 31, 2016, respectively)	13,913	15,311
Total investment securities	73,937	71,491

Loans held-for-sale (“HFS”)	16,103	2,495

Loans receivable:
Real estate mortgage loans	466,550	517,785
Commercial business loans	66,439	71,192
Consumer loans	302	42
Loans, gross	533,291	589,019
Allowance for loan losses	(4,620)	(5,232)
Total loans receivable, net	528,671	583,787
Premises and equipment, net	5,468	5,983
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,576	2,883
Accrued interest receivable	3,125	3,647
Other assets	7,262	7,557
Total assets	$698,875	$741,728

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$97,668	$95,230
Non-interest bearing checking	58,710	56,634
Interest-bearing checking	35,552	33,106
Money market	143,783	163,380
Certificates of deposit	240,957	255,854
Escrow	1,488	2,537
Total deposits	578,158	606,741
Advances from the FHLB-NY and other borrowed money	58,403	68,403
Other liabilities	10,893	12,369
Total liabilities	647,454	687,513

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding)	61	61
Additional paid-in capital	55,470	55,470
Accumulated deficit	(46,710)	(45,710)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(2,101)	(307)
Total equity	51,421	54,215
Total liabilities and equity	$698,875	$741,728
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2016	2015 Restated (1)	2016	2015 Restated (1)
Interest income:
Loans	$5,642	$6,467	$17,963	$18,283
Mortgage-backed securities	223	191	539	579
Investment securities	174	317	597	999
Money market investments	65	34	195	86
Total interest income	6,104	7,009	19,294	19,947

Interest expense:
Deposits	966	841	2,830	2,398
Advances and other borrowed money	316	330	1,094	924
Total interest expense	1,282	1,171	3,924	3,322

Net interest income	4,822	5,838	15,370	16,625
(Recovery of) provision for loan losses	(128)	728	(492)	1,405
Net interest income after (recovery of) provision for loan losses	4,950	5,110	15,862	15,220

Non-interest income:
Depository fees and charges	847	820	2,452	2,297
Loan fees and service charges	116	114	365	456
Gain on sale of securities	—	—	58	1
Gain on sale of loans, net	—	305	4	499
(Loss) gain on sale of real estate owned, net of market value adjustment	(144)	146	(134)	164
Gain on sale of building, net	18	1,203	52	1,203
Lower of cost or market adjustment on loans held-for-sale	(26)	1	(26)	1
Other	160	152	641	444
Total non-interest income	971	2,741	3,412	5,065

Non-interest expense:
Employee compensation and benefits	3,138	2,921	9,111	8,431
Net occupancy expense	812	1,199	2,353	3,320
Equipment, net	173	150	561	476
Data processing	379	322	1,078	768
Consulting fees	218	245	486	535
Federal deposit insurance premiums	186	135	515	390
Other	2,171	2,242	6,133	5,347
Total non-interest expense	7,077	7,214	20,237	19,267

(Loss) income before income taxes	(1,156)	637	(963)	1,018
Income tax expense	—	67	37	159
Net (loss) income	$(1,156)	$570	$(1,000)	$859

(Loss) earnings per common share:
Basic	$(0.31)	$0.06	$(0.27)	$0.09
Diluted	(0.31)	0.06	(0.27)	0.09
(1) December 31, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2016	2015 Restated (1)	2016	2015 Restated (1)
Net (loss) income	$(1,156)	$570	$(1,000)	$859

Other comprehensive (loss) income
Change in unrealized loss of securities available-for-sale	(1,836)	(592)	(1,736)	(364)
Less: Reclassification adjustment for sales of available-for-sale securities	—	—	58	1
Total other comprehensive loss	(1,836)	(592)	(1,794)	(365)

Total comprehensive (loss) income	$(2,992)	$(22)	$(2,794)	$494
(1) December 31, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the nine months ended December 31, 2016
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2016	$45,118	$61	$55,470	$(45,710)	$(417)	$(307)	$54,215
Net loss	—	—	—	(1,000)	—	—	(1,000)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,794)	(1,794)
Balance — December 31, 2016	$45,118	$61	$55,470	$(46,710)	$(417)	$(2,101)	$51,421

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2016	2015 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,000)	$859

Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Recovery of) provision for loan losses	(492)	1,405
Stock based compensation expense	—	2
Depreciation and amortization expense	646	848
Loss (gain) on sale of real estate owned, net of market value adjustment	134	(164)
Gain on sale of securities, net	(58)	(1)
Gain on sale of loans, net	(4)	(499)
Gain on sale of building	(52)	(1,203)
Amortization and accretion of loan premiums and discounts and deferred charges	156	143
Amortization and accretion of premiums and discounts — securities	259	247
Market adjustment on held-for-sale loans	26	(1)
Decrease (increase) in accrued interest receivable	522	(896)
Decrease (increase) in other assets	960	(4,784)
(Decrease) increase in other liabilities	(1,476)	3,244
Net cash used in operating activities	(379)	(800)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(30,761)	—
Purchases of securities: Held-to-maturity	—	(5,118)
Proceeds sales of investments: Available-for-sale	7,259	4,951
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	17,569	27,524
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	1,340	1,367
Originations of loans held-for-investment, net of repayments	44,843	(32,210)
Loans purchased from third parties	(13,896)	(105,445)
Proceeds from sale of loans held-for-sale	4,645	730
Proceeds on sale of loans	5,401	17,620
(Increase) decrease in restricted cash	(44)	6,144
Redemption (purchase) of FHLB-NY stock	307	(264)
Purchase of premises and equipment	(66)	(363)
Proceeds from sale of building	—	2,113
Proceeds from sale of real estate owned	169	3,983
Net cash provided by (used in) investing activities	36,766	(78,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(28,583)	69,852
Net (decrease) increase in FHLB-NY advances and other borrowings	(10,000)	5,000
Net cash (used in) provided by financing activities	(38,583)	74,852
Net decrease in cash and cash equivalents	(2,196)	(4,916)
Cash and cash equivalents at beginning of period	63,660	50,992
Cash and cash equivalents at end of period	$61,464	$46,076

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to held-for-sale loans	$18,518	$730
Transfers to real estate owned	$462	$438

Cash paid for:
Interest	$4,692	$2,609
Income taxes	$57	$143
(1) December 31, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.
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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Interest on the debentures has been deferred, per the terms of the agreement, as the Company is prohibited from making prior payments without prior approval. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016.

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

The Company's audited results as of and for the year ended March 31, 2015, as well as the unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2015 were restated in the Annual Report on Form 10-K for the year ended March 31, 2016 (the "Restatement"). The Restatement corrected a material error related to the accrual of data processing and other expenses related to invoices paid to the Bank's core system service provider. In fiscal 2016, Carver Bancorp recognized expenses on invoices paid to its core system provider, and during the course of preparation of the fiscal 2016 consolidated financial statements and audit, management determined that $613 thousand of expenses should have been recognized in fiscal 2015. The impact of the restatement for the three months ended December 31, 2015 was a decrease in data processing expense of $133 thousand. For the nine months ended December 31, 2015, the impact of the restatement was decreases in the provision for loan losses of $83 thousand, data processing expense of $267 thousand, consulting fees of $23 thousand and other non-interest expense of $36 thousand. Management also identified an accounting error related to the reporting of earnings per share (EPS). Under the two class method of computing EPS, the Company has two classes of stock to which undistributed earnings are allocated.  Previously, the impact of the undistributed earnings allocated to the shares of the Company’s Series D convertible preferred stock had not been considered in this computation.  Basic and Diluted EPS amounts were updated for all periods in a net income position to include 45,118 shares of Series D Preferred Stock which, under certain circumstances, could convert to 5,518,006 shares of common stock. The impact of the restatement for the three months ended December 31, 2015 was a decrease of $0.06 in basic and diluted EPS from $0.12 to $0.06. For the nine months ended December 31, 2015, the impact of the restatement was a decrease of $0.03 in basic and diluted EPS from $0.12 to $0.09. In addition to these errors, adjustments were made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to accrued liabilities, provision for loan losses and certain reclassification entries. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.

Correction of Immaterial Error

The Company identified and has corrected an error regarding the accounting of a pool of loans serviced by a third party. The accounting adjustments are related to rate changes processed by the servicer to Carver client accounts that were not timely processed by the Bank on to its core provider system. Management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the prior period financial statements taken as a whole.

The error correction reduced accrued interest receivable by $446 thousand as of October 1, 2016; of this amount $23 thousand and $22 thousand, respectively, related to the quarters ended September 30, 2016 and June 30, 2016, respectively, and have been recorded as a decrease to loan interest income during the quarter ended December 31, 2016. The remaining $401 thousand related to errors accumulated over several prior years and has been recorded during the quarter ended December 31, 2016 as an increase to other non-interest expense. The error correction also reduced loans receivable by $52 thousand, which is reflected in other non-interest expense during the quarter ended December 31, 2016. The cumulative impact of the errors on net income for the three and nine months ended December 31, 2016 was a decrease of $498 thousand and $453 thousand, respectively.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ended March 31, 2017. The consolidated balance sheet at December 31, 2016 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2016. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, valuation of real estate owned, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity. These comparative amounts relate to the statements of cash flows and the items disclosed therein, but had no material effect on the total net cash flows from operating, investing and financing activities.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2016	2015 Restated (1)	2016	2015 Restated (1)
Earnings per common share
Net (loss) income as reported	$(1,156)	$570	(1,000)	859
Less: Participated securities share of undistributed earnings	—	341	—	514
Net (loss) income available to common shareholders of Carver Bancorp, Inc.	$(1,156)	$229	$(1,000)	$345

Weighted average common shares outstanding	3,696,420	3,696,420	3,696,420	3,696,420
Effect of dilutive MRP shares	—	4,000	—	4,000
Weighted average common shares outstanding – diluted	3,696,420	3,700,420	3,696,420	3,700,420

Basic (loss) earnings per common share	$(0.31)	$0.06	$(0.27)	$0.09
Diluted (loss) earnings per common share	$(0.31)	$0.06	$(0.27)	$0.09
(1) December 31, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

NOTE 5. OTHER COMPREHENSIVE LOSS

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the nine months ended December 31, 2016 and 2015:

		Other
Nine months ended December 31, 2016	At	Comprehensive	At
$ in thousands	March 31, 2016	Loss, net of tax	December 31, 2016
Net unrealized loss on securities available-for-sale	$(307)	$(1,794)	$(2,101)
Accumulated other comprehensive loss, net of tax	$(307)	$(1,794)	$(2,101)

		Other
Nine months ended December 31, 2015	At	Comprehensive	At
$ in thousands	March 31, 2015	Loss, net of tax	December 31, 2015
Net unrealized loss on securities available-for-sale	$(1,045)	$(365)	$(1,410)
Accumulated other comprehensive loss, net of tax	$(1,045)	$(365)	$(1,410)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2016	2015	2016	2015
Reclassification adjustment for sales of available-for-sale securities, net of tax	$—	$—	$58	$1	Gain on sale of securities
Total reclassifications for the period	$—	$—	$58	$1

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2016, $60.0 million, or 81.2%, of the Bank’s total securities were classified as available-for-sale, and the remaining $13.9 million, or 18.8%, were classified as held-to-maturity. The Bank had no securities classified as trading at December 31, 2016 and March 31, 2016.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2016:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,631	$—	$83	$2,548
Federal Home Loan Mortgage Corporation	8,275	—	207	8,068
Federal National Mortgage Association	27,856	—	1,005	26,851
Other	45	—	—	45
Total mortgage-backed securities	38,807	—	1,295	37,512
U.S. Government Agency Securities	7,848	—	125	7,723
Corporate bonds	5,110	—	185	4,925
Other investments (1)	10,360	—	496	9,864
Total available-for-sale	$62,125	$—	$2,101	$60,024
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,988	$109	$—	$2,097
Federal National Mortgage Association and Other	10,925	—	138	10,787
Total held-to-maturity mortgage-backed securities	12,913	109	138	12,884
Corporate Bonds	1,000	23	—	1,023
Total held-to maturity	13,913	132	138	13,907
Total securities	$76,038	$132	$2,239	$73,931
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of CRA fund of over 95% agency securities.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2016:

	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,578	$45	$—	$4,623
Federal Home Loan Mortgage Corporation	7,778	—	100	7,678
Federal National Mortgage Association	7,860	—	36	7,824
Other	45	—	—	45
Total mortgage-backed securities	20,261	45	136	20,170
U.S. Government Agency Securities	26,077	27	35	26,069
Other investments (1)	10,148	—	207	9,941
Total available-for-sale	$56,486	$72	$378	$56,180
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$2,379	$150	$—	$2,529
Federal National Mortgage Association and Other	11,932	192	—	12,124
Total held-to-maturity mortgage-backed securities	14,311	342	—	14,653
Corporate Bonds	1,000	—	—	1,000
Total held-to-maturity	15,311	342	—	15,653
Total securities	$71,797	$414	$378	$71,833
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of CRA fund of over 95% agency securities.

The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the three and nine months ended December 31, 2016 and 2015:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
$ in thousands	2016	2015	2016	2015
Proceeds	$—	$—	$7,259	$4,951
Gross Gains	—	—	58	2
Gross Losses	—	—	—	1

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2016 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,240	$35,517	$55	$1,949	$1,295	$37,466
U.S. Government Agency Securities	125	7,723	—	—	125	7,723
Corporate bonds	185	4,925	—	—	185	4,925
Other investments (1)	—	—	496	9,504	496	9,504
Total available-for-sale securities	$1,550	$48,165	$551	$11,453	$2,101	$59,618

Held-to-Maturity:
Mortgage-backed securities	138	10,661	—	—	138	10,661
Total held-to-maturity securities	138	10,661	—	—	138	10,661
Total securities	$1,688	$58,826	$551	$11,453	$2,239	$70,279
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

A total of 34 securities had an unrealized loss at December 31, 2016 compared to 13 at March 31, 2016. There was one mortgage-backed security and one investment in a CRA fund that had an unrealized loss position for more than 12 months at December 31, 2016. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). At December 31, 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at December 31, 2016, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$5,070	$4,962	1.65%
Five through ten years	14,574	14,104	1.99%
After ten years	42,481	40,958	1.43%
Total	$62,125	$60,024	1.58%

Held-to-maturity:
Five through ten years	$6,654	$6,652	3.05%
After ten years	7,259	7,255	2.20%
Total	$13,913	$13,907	2.61%

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

The following is a summary of loans receivable, gross of allowance for loan losses, and net of loans held-for-sale at December 31, 2016 and March 31, 2016:

	December 31, 2016		March 31, 2016
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$136,298	26%	$141,243	24%
Multifamily	70,836	13%	94,202	16%
Commercial real estate	249,908	47%	272,497	47%
Construction	4,996	1%	5,033	1%
Business (1)	66,476	13%	71,277	12%
Consumer (2)	302	—%	42	—%
Total loans receivable	$528,816	100%	$584,294	100%

Unamortized premiums, deferred costs and fees, net	4,475		4,725

Allowance for loan losses	(4,620)		(5,232)
Total loans receivable, net	$528,671		$583,787

Loans HFS	$16,103		$2,495
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2016 and 2015, and the fiscal year ended March 31, 2016.

Three months ended December 31, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,654	$672	$1,743	$50	$577	$2	49	$4,747
Charge-offs	4	37	—	—	—	13	—	54
Recoveries	—	—	4	—	51	—	—	55
Provision for (Recovery of) Loan Losses	(33)	54	(180)	70	(29)	39	(49)	(128)
Ending Balance	$1,617	$689	$1,567	$120	$599	$28	$—	$4,620

Nine months ended December 31, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$—	$5,232
Charge-offs	66	288	—	—	—	54	—	408
Recoveries	—	—	14	—	270	4	—	288
Provision for (Recovery of) Loan Losses	(14)	355	(255)	58	(693)	57	—	(492)
Ending Balance	$1,617	$689	$1,567	$120	$599	$28	$—	$4,620

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,369	$689	$1,537	$120	$541	$25	$—	$4,281
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	248	—	30	—	58	3	—	339

Loan Receivables Ending Balance:	$138,634	$72,074	$250,880	$4,962	$66,439	$302	$—	$533,291
Ending Balance: collectively evaluated for impairment	133,111	70,471	246,409	4,962	60,893	299	—	516,145
Ending Balance: individually evaluated for impairment	5,523	1,603	4,471	—	5,546	3	—	17,146

Fiscal year ended March 31, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	389	340	—	—	176	517	1,422
Recoveries	113	—	9	—	578	31	731
Provision for (Recovery of) Loan Losses	3	460	770	(37)	(193)	492	1,495
Ending Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,602	622	1,787	62	548	21	4,642
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	95	—	21	—	474	—	590

Loan Receivables Ending Balance:	$143,667	$95,648	$273,470	$5,000	$71,192	$42	$589,019
Ending Balance: collectively evaluated for impairment	139,031	93,879	267,176	5,000	64,326	42	569,454
Ending Balance: individually evaluated for impairment	4,636	1,769	6,294	—	6,866	—	19,565

Three months ended December 31, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance (restated)	$1,576	$457	$1,436	$99	$843	$28	$4,439
Charge-offs	77	—	—	—	43	28	148
Recoveries	—	68	1	—	59	27	155
Provision for (Recovery of) Loan Losses (restated)	131	87	470	(1)	26	15	728
Ending Balance (restated)	$1,630	$612	$1,907	$98	$885	$42	$5,174

Nine months ended December 31, 2015
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	320	241	—	—	163	288	1,012
Recoveries	1	68	4	—	247	33	353
Provision for (Recovery of) Loan Losses	(21)	283	874	(1)	(12)	282	1,405
Ending Balance	$1,630	$612	$1,907	$98	$885	$42	$5,174

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,533	612	1,907	98	785	42	4,977
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	97	—	—	—	100	—	197

Loan Receivables Ending Balance:	$146,179	$106,275	$267,547	$5,012	$76,979	$85	$602,077
Ending Balance: collectively evaluated for impairment	141,483	105,046	262,261	5,012	71,471	85	585,358
Ending Balance: individually evaluated for impairment	4,696	1,229	5,286	—	5,508	—	16,719

The following is a summary of nonaccrual loans at December 31, 2016 and March 31, 2016.

$ in thousands	December 31, 2016	March 31, 2016
Gross loans receivable:
One-to-four family	$3,466	$2,947
Multifamily	1,603	1,769
Commercial real estate	1,004	5,338
Business	2,421	3,896
Consumer	3	—
Total nonaccrual loans	$8,497	$13,950

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at December 31, 2016 were $7.6 million, $1.6 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2016, total TDR loans were $7.8 million, of which $2.2 million were non-performing.

At December 31, 2016, other non-performing assets totaled $2.3 million which consisted of other real estate owned and held-for-sale loans. At December 31, 2016, other real estate owned valued at $1.2 million comprised of eight foreclosed properties which includes $877 thousand of residential properties, compared to $1.0 million comprised of seven properties, which included $718 thousand of residential properties at March 31, 2016. At December 31, 2016, non performing held-for-sale loans totaled $1.2 million, compared to $2.5 million at March 31, 2016. At December 31, 2016, Carver had 22 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $3.8 million.

Although we believe that substantially all risk elements at December 31, 2016 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of December 31, 2016, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$70,471	$245,243	$4,962	$57,669
Special Mention	—	1,166	—	841
Substandard	1,603	4,471	—	7,929
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$72,074	$250,880	$4,962	$66,439

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$135,168	$299
Non-Performing			3,466	3
Total			$138,634	$302

As of March 31, 2016, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$93,879	$262,937	$5,000	$61,331
Special Mention	—	4,239	—	2,039
Substandard	1,769	6,294	—	7,822
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$95,648	$273,470	$5,000	$71,192

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$140,720	$42
Non-Performing			2,947	—
Total			$143,667	$42

The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2016 and March 31, 2016.

December 31, 2016
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,607	$1,044	$3,022	$5,673	$132,961	$138,634
Multifamily	—	—	797	797	71,277	72,074
Commercial real estate	4,440	—	880	5,320	245,560	250,880
Construction	—	—	—	—	4,962	4,962
Business	15	5	2,409	2,429	64,010	66,439
Consumer	3	4	3	10	292	302
Total	$6,065	$1,053	$7,111	$14,229	$519,062	$533,291

March 31, 2016
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$986	$—	$2,628	$3,614	$140,053	$143,667
Multifamily	—	—	1,769	1,769	93,879	95,648
Commercial real estate	889	3,410	—	4,299	269,171	273,470
Construction	—	—	—	—	5,000	5,000
Business	2,495	307	1,972	4,774	66,418	71,192
Consumer	2	—	—	2	40	42
Total	$4,372	$3,717	$6,369	$14,458	$574,561	$589,019

The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2016 and March 31, 2016.

	At December 31, 2016			At March 31, 2016
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,364	$4,109	$—	$2,909	$4,101	$—
Multifamily	1,603	2,088	—	1,769	2,122	—
Commercial real estate	1,946	2,110	—	5,405	5,572	—
Business	2,972	3,168	—	4,223	4,403	—
With an allowance recorded:
One-to-four family	2,159	2,331	248	1,727	1,727	95
Commercial real estate	2,525	2,525	30	889	889	21
Business	2,574	2,574	58	2,643	2,643	474
Consumer and other	3	3	3	—	—	—
Total	$17,146	$18,908	$339	$19,565	$21,457	$590

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and nine month period ended December 31, 2016 and 2015.

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2016		2015		2016		2015
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,220	$—	$3,062	$9	$2,927	$7	$2,863	$14
Multifamily	1,608	—	1,236	6	1,689	6	1,296	13
Commercial real estate	1,952	9	1,860	14	1,969	9	1,865	31
Business	3,459	—	2,723	21	3,842	128	2,772	64
With an allowance recorded:
One-to-four family	2,163	4	1,652	19	2,174	5	1,660	23
Commercial real estate	1,429	—	3,427	—	1,431	—	1,142	—
Business	2,581	—	2,838	32	2,639	37	—	—
Consumer and other	3	—	—	—	1	—	2,909	67
Total	$16,415	$13	$16,798	$101	$16,672	$192	$14,507	$212

In certain circumstances, the Bank will modify a loan as part of a troubled debt restructure ("TDR") under ASC Subtopic 310-40 and the related allowance under ASC Subtopic 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no TDR modifications made during the three and nine month periods ended December 31, 2016.

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

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended December 31, 2016 and 2015, there were no modified loans that subsequently defaulted within the last 12 months.

At December 31, 2016, there were 13 loans in the TDR portfolio totaling $6.0 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2016, there were 11 loans in the performing TDR portfolio totaling $5.6 million.

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

The aggregate amount of loans outstanding to related parties was $4.5 million at December 31, 2016 and $4.4 million at March 31, 2016. During the nine months ended December 31, 2016, advances totaled $1.5 million and principal repayments totaled $1.4 million. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2016, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2016, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$193	$193
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,548	—	2,548
Federal Home Loan Mortgage Corporation	—	8,068	—	8,068
Federal National Mortgage Association	—	26,851	—	26,851
Other	—	—	45	45
U.S. Government Agency Securities	—	7,723	—	7,723
Corporate bonds	—	4,925	—	4,925
Other investments	—	9,504	360	9,864
Total available-for-sale securities	—	59,619	405	60,024
Total	$—	$59,619	$598	$60,217

	Fair Value Measurements at March 31, 2016, Using (1)
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$201	201
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,623	—	4,623
Federal Home Loan Mortgage Corporation	—	7,678	—	7,678
Federal National Mortgage Association	—	7,824	—	7,824
Other	—	—	45	45
U.S. Government Agency securities	—	26,069	—	26,069
Other investments	—	9,793	148	9,941
Total available-for-sale securities	—	55,987	193	56,180
Total	$—	$55,987	$394	$56,381
(1) March 31, 2016 has been corrected from previously reported amounts for the classification of a private equity investment from Level 2 to Level 3.

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.09% of the Company’s total assets measured at fair value at December 31, 2016 and 0.05% at March 31, 2016.

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

In the three and nine month period ended December 31, 2016, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2016 and 2015:

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2016	Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2016
Securities Available-for-Sale	$193	$—	$212	$—	$405	$—

Mortgage servicing rights	201	(8)	—	—	193	(8)

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2015	Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2015
Securities Available-for-Sale	$47	$—	$(1)	$—	$46	$—

Mortgage servicing rights	210	(5)	—	—	205	(4)
(1) Includes net servicing cash flows and the passage of time.

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2016 and March 31, 2016, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans with a specific reserve allocated	—	—	6,922	$6,922
Other real estate owned	—	—	1,166	$1,166

	Fair Value Measurements at March 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$—	$—	$2,495	$2,495
Impaired loans with a specific reserve allocated	—	—	4,669	$4,669
Other real estate owned	—	—	1,008	$1,008

Loans held-for-sale are carried at the lower of cost or market value. The valuation methodology for loans held-for-sale for the period ended December 31, 2016 was based upon amounts offered, or other acceptable valuation methods and, in some instances, prior loan loss experience of the Bank in connection with recent note sales.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2016 and March 31, 2016 are as follows:

	December 31, 2016
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$61,464	$61,464	$61,464	$—	$—
Restricted cash	269	269	—	269	—
Securities available-for-sale	60,024	60,024	—	59,619	405
FHLB Stock	2,576	2,576	—	2,576	—
Securities held-to-maturity	13,913	13,907	—	13,907	—
Loans receivable	528,671	543,351	—	—	543,351
Loans held-for-sale	16,103	16,103	—	—	16,103
Accrued interest receivable	3,125	3,125	—	3,125	—
Mortgage servicing rights	193	193	—	—	193
Other assets - Interest-bearing deposits	984	984	—	984	—
Financial Liabilities:
Deposits	578,158	546,597	306,466	240,131	—
Advances from FHLB of New York	39,000	38,987	—	38,987	—
Repos	1,000	1,002	—	1,002	—
Other borrowed money	18,403	17,591	—	17,591	—
Accrued interest payable	124	124	—	124	—

	March 31, 2016 (1)
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$63,660	$63,660	$63,660	$—	$—
Restricted cash	225	225	—	225	—
Securities available-for-sale	56,180	56,180	—	55,987	193
FHLB Stock	2,883	2,883	—	2,883	—
Securities held-to-maturity	15,311	15,653	—	15,653	—
Loans receivable	583,787	585,650	—	—	585,650
Loans held-for-sale	2,495	2,495	—	—	2,495
Accrued interest receivable	3,647	3,647	—	3,647	—
Mortgage servicing rights	201	201	—	—	201
Other assets - Interest-bearing deposits	983	983	—	983	—
Financial Liabilities:
Deposits	606,741	585,394	329,398	255,996	—
Advances from FHLB of New York	50,000	50,141	—	50,141	—
Other borrowed money	18,403	18,734	—	18,734	—
Accrued interest payable	2,174	2,174	—	2,174	—
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

FHLB-NY Advances, Repos and Other Borrowed Money

The fair values of advances from the FHLB-NY, Repos and other borrowed money are estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities and are classified as Level 2.

Accrued Interest Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of December 31, 2016 and March 31, 2016. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company currently believes the impact of adopting the standard, as modified and augmented by subsequently issued pronouncements, will not be material to either past or future periods as it relates to the Company's core banking revenue streams, but is still evaluating the potential impact the new standard will have on other non-interest income. Adoption of the new standard could require expanded disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently expects that upon adoption of ASU 2016-02, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," to require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. The update provides guidance that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has completed its assessment of the impact of adopting of ASU 2016-18 and expects that as a result of adopting the ASU, the Company will reclassify beginning-of-period and end-of-period balances in the statement of cash flows to include restricted cash in addition to cash and cash equivalents at amounts that will not be material to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

Within this report, we have included restated results for the three and nine months ended December 31, 2015, which are noted as “Restated 2015”. Our consolidated financial statements as of and for the three and nine months ended December 31, 2015 included in this Quarterly Report on Form 10-Q have been restated from the original filing.

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

•
The effect of the Restatement of our previously issued financial statements for the year ended March 31, 2015 and the quarterly periods of 2015 and 2016 as described in Note 1 to the restated financial statements on Form 10-K, filed with the SEC on August 12, 2016, and any claims, investigations, or proceedings arising as a result;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $698.9 million in assets and 133 employees as of December 31, 2016.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. The NMTC compliance period was completed and CDEs 2-9, 11 and 12 were dissolved in March 2016. CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of December 31, 2016, all three award allocations have been fully utilized in qualifying projects.

The Bank's variable interest entities ("VIEs"), consolidated and unconsolidated, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)						Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Consolidated assets	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments (1)	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 1-9, CDE 11-12 (3)	—	40,000	2,285	—	2,285	—	—	—	7,800	7,800
CDE 10 (2)	1,700	19,000	—	—	—	—	—	—	7,410	7,410
CDE 13	500	10,500	—	—	—	—	1	—	4,095	4,096
CDE 14	400	10,000	—	10,004	10,004	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	—	20,623	20,623	—	2	—	7,995	7,997
CDE 18	600	13,254	—	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	—	10,982	10,982	—	1	—	4,191	4,192
CDE 20	625	12,500	—	12,062	12,062	—	1	—	4,875	4,876
CDE 21	625	12,500	—	12,114	12,114	—	1	—	4,875	4,876
Total	$5,850	$149,000	$2,285	$92,467	$94,752	$13,000	$408	$—	$50,310	$63,718
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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2016, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the nine months ended December 31, 2016. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2016.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $10.0 million, or 14.6%, to $58.4 million at December 31, 2016, compared to $68.4 million at March 31, 2016 due to the repayment of short-term borrowings during the nine month period. At December 31, 2016, $39.0 million of the Bank's borrowings with a weighted average rate of 1.24% was scheduled to mature over the next three years. Due to the late filing of Carver's 2016 Form 10-K, and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At December 31, 2016, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $7.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2016 and March 31, 2016, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $61.5 million and $63.7 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2016, total cash and cash equivalents decreased $2.2 million to $61.5 million at

December 31, 2016, compared to $63.7 million at March 31, 2016, reflecting cash used in financing activities of $38.6 million and cash used in operating activities of $379 thousand, offset by cash provided by investing activities of $36.8 million.

Net cash used in financing activities of $38.6 million resulted from repayments of FHLB-NY advances of $10.0 million, and net decreases in deposits of $28.6 million. Net cash provided by investing activities of $36.8 million was primarily attributed to net loan principal repayments and was partially reinvested in a purchase of a residential loan pool. Also, cash proceeds from sales and calls of available-for-sale securities was reinvested in purchases of new investments to diversify the Bank's available-for-sale portfolio. Net cash used in operating activities totaled $379 thousand during the quarter.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET 1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. As of December 31, 2016, the Bank's capital conservation buffer ("buffer") was 0.625%, making its minimum CET 1 plus buffer 5.125%, its minimum Tier 1 capital plus buffer 6.625% and its minimum total capital plus buffer 8.625%. On January 1, 2017, the capital conservation buffer will increase to 1.25%.     Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC. The IMCR directive requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at December 31, 2016:

	December 31, 2016
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$65,887	9.51%
Individual minimum capital requirement	62,335	9.00%
Minimum capital requirement	27,704	4.00%
Excess	38,183	5.51%

Common equity Tier 1
Regulatory capital	$65,887	12.98%
Minimum capital requirement	22,838	4.50%
Excess	43,049	8.48%

Tier 1 risk-based capital
Regulatory capital	$65,887	12.98%
Minimum capital requirement	30,450	6.00%
Excess	35,437	6.98%

Total risk-based capital
Regulatory capital	$72,675	14.32%
Individual minimum capital requirement	60,900	12.00%
Minimum capital requirement	40,600	8.00%
Excess	32,075	6.32%

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

At December 31, 2016, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 9.51%, Common Tier 1 capital ratio of 12.98%, Tier 1 risk-based capital ratio of 12.98%, and a total risk-based capital ratio of 14.32%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  There were no repurchases during fiscal 2016 and during the first nine months of fiscal 2017. At December 31, 2016, the Bank continues to service 135 loans with a principal balance of $24.2 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2016 (1)	$2,009
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	60
Principal payments received on open claims	(18)
Open claims as of December 31, 2016 (1)	$2,051
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $156 thousand as of December 31, 2016.

The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2016:

$ in thousands	December 31, 2016
Representation and warranty repurchase reserve, March 31, 2016 (1)	$186
Net provision for repurchase losses (2)	(30)
Representation and warranty repurchase reserve, December 31, 2016(1)	$156
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2016 and March 31, 2016

Assets

At December 31, 2016, total assets were $698.9 million, reflecting a decrease of $42.9 million, or 5.8%, from total assets of $741.7 million at March 31, 2016. The reduction is primarily attributable to a $41.5 million decline in the loan portfolio (including loans held-for-sale). The decrease in the loan portfolio was largely attributable to loan attrition through scheduled paydowns and payoffs, which the Bank did not actively try to retain as it is making a determined effort to reduce the concentration of commercial real estate loans.

Total cash and cash equivalents decreased $2.2 million, or 3.4%, to $61.5 million at December 31, 2016, compared to $63.7 million at March 31, 2016 due to loan and investment net cash inflow activity, the Bank's repayment of short-term borrowings and a reduction of brokered deposits during the period, which were largely offset by the aforementioned loan attrition.

Total investment securities increased $2.4 million, or 3.4%, to $73.9 million at December 31, 2016, compared to $71.5 million at March 31, 2016, as cash generated from calls of securities was reinvested to diversify the Bank's available-for-sale investment portfolio.

Gross portfolio loans decreased $55.7 million, or 9.5%, to $533.3 million at December 31, 2016, compared to $589.0 million at March 31, 2016, as the Bank began a targeted reduction of its concentration in commercial real estate mortgage loans through attrition in and payoffs of Non Owner Occupied CRE loans.

Loans held-for-sale ("HFS") increased $13.6 million to $16.1 million at December 31, 2016, compared to $2.5 million at March 31, 2016. The Bank transferred $15.0 million of portfolio loans to its held-for-sale portfolio during the second quarter. The transfer was an additional step in the strategic reduction of CRE loan concentration as the loans transferred represent CRE loans being marketed for sale.

Liabilities and Equity

Total liabilities decreased $40.1 million, or 5.8%, to $647.5 million at December 31, 2016, compared to $687.5 million at March 31, 2016, as a result of declines in the Bank's deposits and the repayment of borrowed funds.

Deposits decreased $28.6 million, or 4.7%, to $578.2 million at December 31, 2016, compared to $606.7 million at March 31, 2016, due primarily to declines in brokered money market accounts and brokered certificates of deposit. The Company did not actively pursue the retention of certain deposits as it has been seeking to reduce its overall level of brokered deposits.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $10.0 million, or 14.6%, to $58.4 million at December 31, 2016, compared to $68.4 million at March 31, 2016 due to the repayment of short-term borrowings during the period.

Total equity decreased $2.8 million, or 5.2%, to $51.4 million at December 31, 2016, compared to $54.2 million at March 31, 2016. The decrease was due to an increase of $1.8 million in unrealized losses on investments and net loss of $1.0 million for the nine month period.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of December 31, 2016:

$ in thousands
Commitments to fund mortgage loans	$2,102
Commitments to fund commercial and consumer loans	2,800
Lines of credit	9,153
Letters of credit	211
Commitment to fund private equity investment	640
Total	$14,906

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2016 and 2015

Overview

The Company reported a net loss of $1.2 million for the three months ended December 31, 2016, compared to net income of $570 thousand for the comparable prior year quarter. For the nine months ended December 31, 2016, the Company reported a net loss of $1.0 million, compared to net income of $859 thousand for the prior year period. The changes in our results for both comparative periods were primarily driven by lower net interest income and non-interest income, partially offset by recoveries of loan losses in the current periods compared to provisions for loan losses in the prior year periods. Non-interest expense for the current three month period was $137 thousand less than that for the comparable quarter last year. On a year-to-date basis, non-interest expense was $970 thousand higher in the current period.

The following table reflects selected operating ratios for the three and nine months ended December 31, 2016 and 2015 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2016		2015 Restated (a)		2016		2015 Restated (a)
Return on average assets (1)	(0.67)%		0.30%		(0.19)%		0.16%
Return on average stockholders' equity (2) (8)	(8.83)%		4.25%		(2.51)%		2.12%
Return on average stockholders' equity, excluding AOCI (2) (8)	(8.66)%		4.13%		(2.49)%		2.06%
Net interest margin (3)	2.85%		3.25%		2.97%		3.25%
Interest rate spread (4)	2.71%		3.16%		2.83%		3.16%
Efficiency ratio (5)	122.16%		84.09%		107.75%		88.83%
Operating expenses to average assets (6)	4.10%		3.83%		3.84%		3.61%
Average stockholders' equity to average assets (7) (8)	7.58%		7.13%		7.55%		7.61%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.72%		7.34%		7.61%		7.81%
Average interest-earning assets to average interest-bearing liabilities	1.19	x	1.15	x	1.19	x	1.16	x

(a) December 31, 2015 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2016	2015	2016	2015
Average Stockholders' Equity
Average Stockholders' Equity	$52,387	$53,691	$53,105	$54,133
Average AOCI	(978)	(1,568)	(416)	(1,415)
Average Stockholders' Equity, excluding AOCI	$53,365	$55,259	$53,521	$55,548

Return on Average Stockholders' Equity	(8.83)%	4.25%	(2.51)%	2.12%
Return on Average Stockholders' Equity, excluding AOCI	(8.66)%	4.13%	(2.49)%	2.06%

Average Stockholders' Equity to Average Assets	7.58%	7.13%	7.55%	7.61%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.72%	7.34%	7.61%	7.81%

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

Net interest income decreased $1.0 million, or 17.4%, to $4.8 million for the three months ended December 31, 2016, compared to $5.8 million for the same quarter last year. Net interest income decreased $1.2 million, or 7.5%, to $15.4 million for the nine months ended December 31, 2016, compared to $16.6 million for the prior year period.

The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2016 and 2015. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES
(Unaudited)

	For the Three Months Ended December 31,
	2016			2015
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$547,444	$5,642	4.12%	$584,487	$6,467	4.43%
Mortgage-backed securities	48,632	223	1.83%	36,266	192	2.12%
Investment securities	12,705	76	2.39%	39,050	221	2.26%
Restricted cash deposit	259	—	0.03%	154	—	0.03%
Equity securities (2)	2,481	28	4.48%	4,018	41	4.05%
Other investments and federal funds sold	65,984	135	0.81%	54,545	88	0.64%
Total interest-earning assets	677,505	6,104	3.60%	718,520	7,009	3.90%
Non-interest-earning assets	13,741			34,796
Total assets	$691,246			$753,316

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$34,108	$14	0.16%	$31,635	$13	0.16%
Savings and clubs	97,787	70	0.28%	92,673	63	0.27%
Money market	144,528	221	0.61%	166,178	212	0.51%
Certificates of deposit	243,504	652	1.06%	240,631	546	0.90%
Mortgagors deposits	2,159	9	1.65%	2,488	7	1.12%
Total deposits	522,086	966	0.73%	533,605	841	0.63%
Borrowed money	47,392	316	2.65%	93,655	330	1.40%
Total interest-bearing liabilities	569,478	1,282	0.89%	627,260	1,171	0.74%
Non-interest-bearing liabilities
Demand	57,037			56,867
Other liabilities	12,344			15,498
Total liabilities	638,859			699,625

Stockholders' equity	52,387			53,691
Total liabilities and equity	$691,246			$753,316
Net interest income		$4,822			$5,838

Average interest rate spread			2.71%			3.16%

Net interest margin			2.85%			3.25%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months December 31,
	2016			2015
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$562,771	$17,963	4.26%	$533,436	$18,283	4.57%
Mortgage-backed securities	38,455	539	1.87%	38,138	579	2.02%
Investment securities	18,546	330	2.37%	47,472	725	2.04%
Restricted cash deposit	239	—	0.03%	3,652	1	0.03%
Equity securities (2)	2,496	84	4.47%	3,411	102	3.97%
Other investments and federal funds sold	67,203	378	0.75%	54,931	257	0.62%
Total interest-earning assets	689,710	19,294	3.73%	681,040	19,947	3.90%
Non-interest-earning assets	13,819			30,136
Total assets	$703,529			$711,176

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$33,563	$41	0.16%	$31,829	$39	0.16%
Savings and clubs	97,080	202	0.28%	93,834	190	0.27%
Money market	148,093	679	0.61%	158,822	602	0.50%
Certificates of deposit	250,082	1,878	1.00%	223,963	1,550	0.92%
Mortgagors deposits	2,327	30	1.71%	2,337	17	0.97%
Total deposits	531,145	2,830	0.71%	510,785	2,398	0.62%
Borrowed money	50,439	1,094	2.88%	78,557	924	1.56%
Total interest-bearing liabilities	581,584	3,924	0.90%	589,342	3,322	0.75%
Non-interest-bearing liabilities
Demand	55,753			53,273
Other liabilities	13,087			14,428
Total liabilities	650,424			657,043

Stockholders' equity	53,105			54,133
Total liabilities and equity	$703,529			$711,176
Net interest income		$15,370			$16,625

Average interest rate spread			2.83%			3.16%

Net interest margin			2.97%			3.25%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $905 thousand, or 12.9%, to $6.1 million for the three months ended December 31, 2016, compared to $7.0 million for the prior year quarter. For the nine months ended December 31, 2016, interest income decreased $653 thousand, or 3.3%, to $19.3 million compared to $19.9 million for the prior year period. Interest income on loans decreased in both periods, although for different reasons. For the comparable three month periods, the decline was due to lower average balances and yields in the current period of $37.0 million and 0.31%, respectively. For the current nine month period, an increase in average balances of $29.3 million was not sufficient to offset a 31 basis point decline in yields. Although the average yield on investment securities increased 13 basis points and 33 basis points for the three month and nine months ended December 31, 2016, respectively, interest income on investment securities decreased due to a decrease in the average balances as a result of sales, calls and maturities of securities in the Bank's available-for-sale portfolio.

Interest Expense

Interest expense increased $111 thousand, or 9.5%, to $1.3 million for the three months ended December 31, 2016, compared to $1.2 million for the prior year quarter. For the nine months ended December 31, 2016, interest expense increased $602 thousand, or 18.1%, to $3.9 million, compared to $3.3 million for the prior year period. Interest expense on deposits for the three months ended December 31, 2016 was higher due to a 10 basis points increase in interest rates. Interest expense for the nine months ended December 31, 2016 was higher due primarily to increases in the average balances and rates on certificates of deposit compared to the prior year periods. Interest expense on borrowings for the three month periods declined by only $14 thousand in the current quarter despite a decline of $46.3 million in the average balance due to a 1.25% increase in the cost to borrow. Interest expense on borrowings for the nine months ended December 31, 2016 also included payment of $183 thousand in additional interest on the deferred debenture dividends on the Company's outstanding Capital Statutory Trust I capital securities. The additional interest was related to the nineteen quarters of deferred payments that were settled and brought current in September 2016.

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

The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2016 and 2015 and the fiscal year-end March 31, 2016:

$ in thousands	Nine Months Ended December 31, 2016	Fiscal Year Ended March 31, 2016	Nine Months Ended December 31, 2015
Beginning Balance	$5,232	$4,428	$4,428
Less: Charge-offs	408	1,422	1,012
Add: Recoveries	288	731	353
Provision for (Recovery of) Loan Losses	(492)	1,495	1,405
Ending Balance	$4,620	$5,232	$5,174

Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.03%	0.13%	0.16%
Allowance to total loans	0.87%	0.89%	0.86%
Allowance to non-performing loans	54.37%	37.51%	50.99%

The Company recorded a $128 thousand recovery of loan loss for the three months ended December 31, 2016, compared to a $728 thousand provision for loan loss for the prior year quarter. Net recoveries of $1 thousand were recognized during the third quarter, compared to net recoveries of $7 thousand for the prior year quarter. For the nine months ended December 31, 2016, the Company recorded a $492 thousand recovery of loan loss, compared to a $1.4 million provision for loan loss for the prior year period. Net charge-offs of $120 thousand were recognized for the nine months ended December 31, 2016, compared to net charge-offs of $659 thousand in the prior year period.

At December 31, 2016, nonaccrual loans totaled $8.5 million, or 1.2% of total assets, compared to $14.0 million, or 1.9% of total assets at March 31, 2016. Nonaccrual loans decreased $5.5 million, or 39.1%, for the nine months ended December 31, 2016, primarily due to a payoff of a business loan with a carrying value of $400 thousand and the transfer of one commercial real estate loan into the Bank's held-for-sale loan portfolio. The transferred loan, with a carrying value of $3.4 million, was subsequently sold at par value on July 7, 2016. The ALLL was $4.6 million at December 31, 2016, which represents a ratio of the ALLL to nonaccrual loans of 54.4% compared to a ratio of 37.5% at March 31, 2016. The ratio of the allowance for loan losses to total loans was 0.87% at December 31, 2016, compared to 0.89% at March 31, 2016. Non-performing loans have decreased 39.1% to $8.5 million during the nine month period, primarily due to the sale of one commercial real estate loan from the Bank's held-for-sale portfolio.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2016, loans classified as TDR totaled $7.6 million, of which $6.0 million were classified as performing. At March 31, 2016, loans classified as TDR totaled $7.8 million, of which $5.6 million were classified as performing.

At December 31, 2016, non-performing assets totaled $10.8 million, or 1.5% of total assets compared to $17.5 million, or 2.4% of total assets at March 31, 2016.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,466	$3,211	$3,060	$2,947	$2,997
Multifamily	1,603	1,610	1,755	1,769	1,229
Commercial real estate	1,004	1,015	2,221	5,338	3,427
Business	2,421	2,725	2,469	3,896	2,494
Total nonaccrual loans	8,497	8,561	9,505	13,950	10,147
Other non-performing assets (2):
Real estate owned	1,166	1,311	1,100	1,008	960
Loans held-for-sale	1,167	1,015	5,829	2,495	2,404
Total other non-performing assets	2,333	2,326	6,929	3,503	3,364
Total non-performing assets (3)	$10,830	$10,887	$16,434	$17,453	$13,511

Non-performing loans to total loans	1.59%	1.62%	1.69%	2.37%	1.69%
Non-performing assets to total assets	1.55%	1.55%	2.36%	2.35%	1.79%
Allowance to total loans	0.87%	0.90%	0.92%	0.89%	0.86%
Allowance to non-performing loans	54.37%	55.45%	54.53%	37.51%	50.99%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2016, there were $6.0 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2016, the Bank had $6.9 million in subprime loans, or 1.3% of its total loan portfolio, of which $770 thousand are non-performing loans.

Non-Interest Income

Non-interest income decreased $1.8 million, or 64.6%, to $1.0 million for the three months ended December 31, 2016, compared to $2.7 million for the prior year quarter. For the nine months ended December 31, 2016, non-interest income decreased $1.7 million, or 32.6%, to $3.4 million compared to $5.1 million for the prior year period. The decrease in both periods was primarily due to a $1.2 million gain recognized in fiscal year 2016 on the sale and leaseback of one of the Bank's branch locations transacted as part of Carver's ongoing site rationalization efforts. The prior year three and nine month periods also included gains on sales of loans and real estate owned that in aggregate were $451 thousand and $663 thousand, respectively, larger compared to the current period.

Non-Interest Expense

Non-interest expense decreased $137 thousand, or 1.9%, to $7.1 million for the three months ended December 31, 2016, compared to $7.2 million for the prior year quarter. For the nine months ended December 31, 2016, non-interest expense increased $970 thousand, or 5.0%, to $20.2 million compared to $19.3 million for the prior year period. Other non-interest expense for the current quarter included $453 thousand related to adjustments necessary to reconcile a loan portfolio serviced by a third party. These adjustments were related to rate changes processed by the servicer to Carver client accounts that were not timely processed by the Bank on to its core provider system. The Bank also had higher employee compensation and benefits related to staffing costs associated with strengthening the Bank’s regulatory and compliance infrastructure, and significant audit and legal expenses incurred as a result of the restatement of the Company's 2015 financial statements and the resultant going concern issue (since eliminated). Partially offsetting the previous items was a decrease in net occupancy expense from both prior periods primarily related to the sale and leaseback transaction discussed above.

Income Tax Expense

For the three months ended December 31, 2016, there was no income tax expense compared to $67 thousand for the prior year quarter. For the nine months ended December 31, 2016, income tax expense was $37 thousand, compared to $159 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2016, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 filed on August 12, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. The material weaknesses in internal control over financial reporting related to the accounting for specified credits in connection with the negotiation and execution of a contract with a service provider; the accuracy of a gain recognized and the collectability of a receivable recorded in connection with the sale of a loan; the presentation and disclosure of earnings-per-share in accordance with the two-class method; and the presentation of cash flows. In addition, a review during the quarter ended December 31, 2016 of the Company's internal control over the accounting for loans serviced by a third party showed that our reconciliation controls and procedures were not effective during the period. This resulted in the correction of an immaterial error disclosed in Note 1 to the consolidated financial statements (unaudited). Management identified and corrected the ineffective controls in the same period in which they were identified.

(b) Remediation Plan

The Company retained a new Chief Financial Officer in March 2016 to effectuate a plan to appropriately remediate these material weaknesses. A new Controller was retained subsequent to September 30, 2016 and additional staffing changes in the financial area are in process. The hiring, training and development, and retention of qualified, knowledgeable and experienced staff is a primary focus, but it does preclude the implementation of additional measures. As such, the CFO and the Controller are outlining new policies, procedures and guidelines for the financial area, as well as educational classes. In addition, the control environment throughout the Company is being reviewed as it relates to financial reporting. Key controls are being validated and certification processes are being audited. The material weaknesses disclosed in the Company's Form 10-K have since been remediated. In addition, during the quarter ended December 31, 2016, a quality control specialist has been added to the loan operations department. Reconciliations between the Company general ledger and the servicer system reports were put into place immediately and, when coupled with the loan quality control specialist, remediated and cured the identified control deficiency.

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

(a) No unregistered securities were sold by the Company during the quarter ended December 31, 2016.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended December 31, 2016.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2016 (unaudited) and March 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended December 31, 2016 and 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2016 and 2015 (unaudited); (iv) Consolidated Statements of Changes in Equity for the nine months ended December 31, 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	February 17, 2017	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 17, 2017	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)