Form 10-K
period 2017-03-31
CARVER BANCORP INC
filed 2017-11-09
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company	☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2017 there were 3,696,087 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2016 (based on the closing sales price of $5.12 per share of the registrant's common stock on September 30, 2016) was approximately $18,923,965.

CARVER BANCORP, INC.
2017 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE REGARDING RESTATEMENT

On July 7, 2017, the Finance and Audit Committee of the Board of Directors of Carver Bancorp, Inc., after consultation with BDO USA, LLP, our independent registered public accounting firm, determined that our consolidated financial statements as of and for the fiscal year ended March 31, 2016, and each of the quarters during the 2016 and 2017 fiscal years should no longer be relied upon.

Within this report, we have included restated audited results as of and for the year ended March 31, 2016, as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2017, which we refer to as the Restatement.  Our consolidated financial statements as of and for the year ended March 31, 2016 included in this Annual Report on Form 10-K have been restated from the consolidated financial statements included on our Annual Report on Form 10-K for the year ended March 31, 2016.

As previously disclosed, management, including the Company's Chief Financial Officer, has identified material weaknesses in the Company's internal controls over financial reporting and has been engaged in a focused review of its financial reporting and reconciliation practices and remediation of related control weaknesses. The Chief Financial Officer joined the Company in March 2016. The Restatement corrects a material error related to approximately $1.7 million of reconciling items that were identified as uncollectable and written off, primarily during the fourth quarter of fiscal year 2017, as part of the ongoing review of reconciliations and internal controls. Management's evaluation of the items written off concluded that approximately $1.0 million of these writeoffs should have been accounted for in prior periods: $666 thousand of the amount written off should have been accounted for in fiscal year 2016 and the $361 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $666 thousand of writeoffs attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for fiscal year 2016. The $361 thousand of writeoffs attributable to periods prior to fiscal year 2016 have been presented in the consolidated financial statements as an adjustment to the opening balance of Accumulated Deficit as of March 31, 2015.

The Company also identified and corrected material errors related to the accounting for loans on the Company's servicing platforms. The accounting adjustments are related to system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. Management's evaluation of these items concluded that approximately $1.2 million should have been accounted for in prior periods: $865 thousand should have been accounted for in fiscal year 2016 and the $285 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $865 thousand of adjustments attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for fiscal year 2016. The $285 thousand of adjustments attributable to periods prior to fiscal year 2016 have been presented in the consolidated financial statements as an adjustment to the opening balance of Accumulated Deficit as of March 31, 2015.

In addition to the errors described above, adjustments have been made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to other liabilities, interest expense and certain reclassification entries. In the aggregate, these corrections increased fiscal year 2016 net loss by $66 thousand and increased the March 31, 2015 balance of Accumulated Deficit by $92 thousand.

All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this 2017 Form 10-K. For discussion of the restatement adjustments, see Item 8. Financial Statements and Supplementary Data, Note 1. Organization and Note 19 – Quarterly Financial Data (Unaudited). Additionally, see Item 1A. Risk Factors, Item 6. Selected Financial Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the errors noted above, Carver Bancorp is reporting that it had material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of Carver Bancorp’s controls and procedures, the material weaknesses identified and our actions to remediate such weaknesses, see Item 1A. Risk Factors and Item 9A. Controls and Procedures.

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We have not filed amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the year ended March 31, 2016 or (ii) our Annual Reports on Form 10-K for the year ended March 31, 2016 (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the Affected Reports or any reports, earnings releases or similar communications relating to those periods.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to Carver Bancorp, Inc.'s (the "Company" or "Carver") financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include but are not limited to the following:

•
The effect of the Restatement of our previously issued financial statements for the year ended March 31, 2016 and each of the quarterly periods of 2016 and 2017, as described in Notes 1 and 19 to the restated financial statements, and any claims, investigations, or proceedings arising as a result;

•
Our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 9A of this Annual Report and our ability to maintain effective internal controls and procedures in the future;

•
The ability of Carver Federal Savings Bank to comply with the Formal Agreement between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expenses and net income;

•
the ability of the Company to obtain approval from the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") to distribute all future interest payments owed to the holders of the Company's subordinated debt securities;

•
the limitations imposed on the Company by board resolutions which require, among other things, written approval of the Federal Reserve Bank prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock, and the effect on operations resulting from such limitations;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver Federal assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $687.9 million in assets and 129 employees as of March 31, 2017.

Carver Federal engages in a wide range of consumer and commercial banking services.  The Bank provides deposit products, including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online banking, online bill pay and telephone banking. Carver Federal also offers a suite of products and services for unbanked and underbanked consumers, branded as Carver Community Cash. This includes check cashing, wire transfers, bill payment, reloadable prepaid cards and money orders.

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

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2017, all three award allocations have been fully utilized in qualifying projects. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements for additional details on the NMTC activities.

GENERAL

Carver Bancorp, Inc.

The Company is the holding company for Carver Federal and its other active direct subsidiary, Carver Statutory Trust I (the “Trust”), a Delaware trust.

The principal business of the Company consists of the operation of its wholly-owned subsidiary, the Bank. The Company's executive offices are located at the home office of the Bank at 75 West 125th Street, New York, New York 10027. The Company's telephone number is (718) 230-2900.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2017, this subsidiary had $6.3 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2017, CAC owned mortgage loans carried at approximately $17.9 million and total assets of $130.2 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). Debenture interest payments on the Carver Statutory Trust I capital securities have been deferred, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Payments subsequent to the September 2016 payment have once again been deferred.

The Company relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to the Company, and the Board of Governors of the Federal Reserve (the "FRB") regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended its regular quarterly cash dividend to the Company. There are no assurances that dividend payments to the Company will resume.

Personnel

At fiscal year end 2017, the Company had 129 employees. None of the Company's employees are a member of a collective bargaining agreement.

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

In recent years, Carver Federal has focused on the origination of commercial real estate loans, primarily multifamily and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. Due to the overall improvement in the loan portfolio, the Bank has been able to recover provision for loan losses in years 2013 to 2015. However, the greater risk associated with commercial real estate, particularly multifamily residential loans, as well as the growth in this type of loan, had required the Bank to increase its provisions for loan losses in fiscal 2016. The Bank could be required to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver

Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. Per the requirements of the Formal Agreement, the Bank has reduced and continues to reduce its commercial real estate loan concentration relative to the total loan portfolio. The decline in the loan portfolio in fiscal 2017, coupled with further improvement in asset quality, allowed the Bank to recover provision for loan losses in fiscal 2017. The Bank will focus on originations of business loans as part of its overall strategic plan.

Loan Portfolio Composition. Total loans receivable decreased $42.6 million, or 7.3%, to $541.4 million at March 31, 2017, compared to $584.0 million at March 31, 2016. Carver Federal's total loans receivable as a percentage of total assets decreased to 78.7% at March 31, 2017, compared to 79.0% at March 31, 2016.

The following is a summary of loans receivable, net of allowance for loan losses as of:

	March 31, 2017		March 31, 2016 Restated (a)		March 31, 2015		March 31, 2014		March 31, 2013
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family (a)	$132,679	24.5%	$141,229	24.2%	$125,549	26.0%	$111,220	28.5%	$73,625	19.8%
Multifamily (a)	87,824	16.2	94,210	16.1	93,692	19.4	47,399	12.2	56,427	15.2
Commercial real estate (a)	241,794	44.7	272,427	46.7	186,504	38.7	198,808	51.0	203,813	54.9
Construction	4,983	0.9	5,033	0.9	5,107	1.1	5,100	1.3	1,228	0.3
Business (a)	65,151	12.0	71,038	12.2	70,765	14.7	27,149	7.0	35,795	9.6
Consumer and other (1)	8,994	1.7	42	—	434	0.1	138	—	247	0.1
Total loans receivable	$541,425	100.0%	$583,979	100.0%	$482,051	100.0%	389,814	100.0%	371,135	100.0%

Unamortized premiums, deferred costs and fees, net (a)	4,127		4,649		1,711		142		(1,013)

Allowance for loan losses	(5,060)		(5,232)		(4,428)		(7,233)		(10,989)
Total loans receivable, net (a)	$540,492		$583,396		$479,334		$382,723		$359,133

(1)	Includes personal loans
(a) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

One-to-four Family Residential Lending. Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. In fiscal 2017, the Bank purchased $13.9 million of one-to-four family loans compared to $36.8 million purchased in fiscal 2016. Approximately 20.2% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2017 were adjustable rate and approximately 79.8% were fixed-rate. One-to-four family residential real estate loans decreased $8.6 million, or 6.1%, to $132.7 million at March 31, 2017, compared to $141.2 million at March 31, 2016.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2017, the Bank, through its sub-servicer, serviced $23.6 million in loans for FNMA and $2.2 million for other third parties. The Bank has recorded $192 thousand in related mortgage servicing rights.

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

The Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2017, the Bank had $6.2 million in subprime loans, or 1.1% of its total loan portfolio, of which $768 thousand are non-performing loans.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio decreased $6.4 million, or 6.8%, to $87.8 million in fiscal 2017, or 16.2% of Carver Federal's total loan portfolio at March 31, 2017.

In making multifamily real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's multifamily real estate product guidelines generally require that the maximum loan-to-value ("LTV") at origination not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on multifamily real estate loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily real estate loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, or 25- year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms. Personal guarantees may be obtained for additional security from these borrowers.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a risk rating system for its loans.  All commercial loans, including multifamily real estate loans, are risk rated internally at the time of origination.  Management continually monitors all commercial loans in order to update risk ratings when necessary (see "Asset Classification and Allowance for Loan and Lease Losses" for additional information on asset classification and risk ratings). In addition, to assist the Bank in evaluating changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of our commercial loan relationships.  On a quarterly basis: i) all new/renewed loans greater than $500,000, ii) a sampling of loans $100,000 to $999,999, and iii) all criticized and classified loans, are reviewed.  In addition, on an annual basis, all loans greater than $500,000 and a sampling of loans $100,000 to $499,999 are reviewed.  Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

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

In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum LTV ratio on commercial real estate mortgage loans at origination is generally 75% based on the latest appraised value of the mortgaged property. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on commercial real estate loans. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

At March 31, 2017, commercial real estate mortgage loans totaled $241.8 million, or 44.7% of the total loan portfolio. This balance reflects a year-over-year decrease of $30.6 million, or 11.2%.

The Bank offers 5-year terms for our commercial mortgages. At times, we can offer greater than 5 years for terms of up to 15 years and amortization schedules up to 30 years; however, the interest rate always resets every 5 years. Interest rates currently offered by the Bank are adjusted at the beginning of each adjustment period and generally are based upon a fixed spread above the FHLB-NY corresponding regular advance rate.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2017, loans to churches totaled $15.3 million, or 2.8% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 13 church loans in the Bank's loan portfolio.

Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one-to-four family residential mortgage loans. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis to determine the church's ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance on the pastor. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. While asset quality in the church loan category historically has been one of the strongest asset classes, recent economic conditions have produced higher delinquencies in this portfolio. While management believes that Carver Federal will remain a leading lender to churches in its market area, Carver Federal will continue to conduct disciplined underwriting and maintain focused portfolio management.

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

At March 31, 2017, the Bank had $5.0 million in construction loans outstanding, comprising 0.9% of the Bank's gross loan portfolio. The Bank is not actively engaged in the origination of construction loans and does not pursue the purchase of them.

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio decreased $5.9 million to $65.2 million, comprising 12.0% of the Bank's gross loan portfolio in fiscal 2017. In a strategic attempt to diversify the Bank's loan portfolio, Carver Federal has demonstrated a renewed emphasis on C&I lending, placing particular focus on organic loan growth through financing of local entrepreneurs. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in educational, personal services, and light industrial and wholesale segments. Loans targeting strong non-profits and medical professionals were key opportunities for the Bank in fiscal year 2017. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory.

Consumer and Other Loans. At March 31, 2017, the Bank had $9.0 million in consumer and other loans, or 1.7%, of the Bank's gross loan portfolio, primarily comprised of $9 million of guaranteed graduate medical student loans purchased in fiscal 2017. The student loans are indemnified by a bond surety company which is contractually obligated to ensure 100% of the past due principal and interest payments on all loans from the 181st day the claim is received.

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

Loan Approval. Except for real estate and business loans in excess of $6.0 million, mortgage and business loan approval authority has been delegated by the Bank's Board of Directors to the Board's Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated to the Bank's Management Loan Committee, which consists of certain members of executive management, loan approval authority up to and including $1.0 million for real estate and business loans. Real estate and business loans above $6.0 million must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans. One-to-four family mortgage loans that conform to FNMA, Federal Housing Administration and Federal Home Loan Mortgage Corporation ("FHLMC") standards and limits may be approved by the outsourced third party loan originator.

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2017, the maximum loans-to-one-borrower under this test was $10.2 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $36.9 million in fiscal 2017 compared to $100.1 million in fiscal 2016. The Bank purchased $22.5 million in loans during fiscal year 2017 compared to $102.7 million during fiscal year 2016.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2017		2016		2015
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$—	—%	$26	—%	$141	0.1%
Multifamily	—	—%	1,985	1.0%	3,433	2.3%
Commercial real estate	25,153	42.3%	79,727	39.3%	52,305	34.4%
Construction	—	—%	—	—%	—	—%
Business	11,268	19.0%	18,270	9.0%	10,091	6.6%
Consumer and others (1)	498	0.8%	50	—%	—	—%
Total loans originated	36,919	62.2%	100,058	49.3%	65,970	43.4%
Loans purchased (2)	22,484	37.8%	102,706	50.7%	85,873	56.6%
Total loans originated and purchased	59,403	100%	202,764	100%	151,843	100%
Loans sold (3)	(12,049)		(18,350)		—
Net additions to loan portfolio	$47,354		$184,414		$151,843

(1)	Comprised of personal loans.

(2)
Comprised of one-to-four family residential and student loans with a net book value of $22.5 million purchased from a third party in 2017, one-to-four family residential, commercial real estate, multifamily mortgage loans and business loans with a net book value of $102.7 million purchased in 2016, and one-to-four family residential, commercial real estate, multifamily mortgage loans and business loans with a net book value of $85.7 million purchased and $129 thousand repurchased from FNMA in 2015.

(3)	Comprised of primarily commercial and business loans in 2017 and one-to-four family loans and commercial loans in 2016.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2017 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$176	$634	$131,869	$132,679
Multifamily	670	51,839	35,315	87,824
Commercial real estate	10,908	113,521	117,365	241,794
Construction	—	4,983	—	4,983
Business	13,447	22,958	28,746	65,151
Consumer	8,734	260	—	8,994
Total	$33,935	$194,195	$313,295	$541,425

The following table sets forth as of March 31, 2017, amounts in each loan category that are contractually due after March 31, 2018 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2018
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$105,789	$26,714	$132,503
Multifamily	15,604	71,550	87,154
Commercial real estate	57,181	173,705	230,886
Construction	4,983	—	4,983
Business	20,766	30,938	51,704
Consumer	260	—	260
Total	$204,583	$302,907	$507,490

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2017, loans classified as TDR totaled $6.4 million, of which $3.9 million were classified as performing.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2017	2016 Restated (a)	2015 Restated (a)	2014 Restated (a)	2013 Restated (a)
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,899	$2,947	$3,664	$2,301	$7,642
Multifamily	1,602	1,769	1,053	2,240	423
Commercial real estate	993	5,338	2,817	7,024	14,788
Construction	—	—	—	—	1,230
Business	1,922	3,896	861	993	6,505
Consumer	2	—	—	1	38
Total nonaccrual loans	8,418	13,950	8,395	12,559	30,626

Other non-performing assets (2)
Real estate owned	990	1,008	4,341	1,369	2,386
Loans held-for-sale (a)	944	2,436	2,665	4,952	13,062
Total other non-performing assets	1,934	3,444	7,006	6,321	15,448
Total non-performing assets (3)	$10,352	$17,394	$15,401	$18,880	$46,074

Non-performing loans to total loans	1.54%	2.37%	1.74%	3.22%	8.27%
Non-performing assets to total assets (a)	1.50%	2.35%	2.28%	2.95%	7.22%
(a) Balances have been restated from previously reported results to correct for material and certain other errors from prior periods. For March 31, 2016, refer to Notes 1 and 19 for further detail.

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

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $2.5 million at 2017, $2.2 million at 2016, $3.6 million at 2015, $3.0 million at 2014, and $16.7 million at 2013. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $3.9 million at 2017, $5.6 million at 2016, $4.6 million at 2015, $6.3 million at 2014, and $5.0 million at 2013.

At March 31, 2017, total non-performing assets decreased by $7.0 million, or 40.5%, to $10.4 million, compared to $17.4 million at March 31, 2016 as a result of a $5.5 million decrease in nonaccrual loans, coupled with a $1.5 million decrease in loans held-for-sale, year over year. Nonaccrual loans at March 31, 2017 consisted of eighteen one-to-four family loans, nine small business and SBA loans, six multifamily loans and five commercial real estate loans. The decrease in delinquent loans from the prior year is primarily due to an decrease in impaired commercial real estate and business loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by any increased value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2017 includes a portfolio of loans held-for-sale and real estate owned assets consisting of eight properties foreclosed upon. At March 31, 2017, Carver had 21 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $3.8 million.

Although we believe that substantially all risk elements at March 31, 2017 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses at and for the years ended March 31:

$ in thousands	2017	2016	2015	2014	2013
Balance at beginning of year	$5,232	$4,428	$7,366	$10,989	$19,821
Less Charge-offs:
One-to-four family	106	389	687	2,887	2,103
Multifamily	338	340	132	98	226
Commercial real estate	—	—	—	574	1,148
Construction	—	—	—	—	151
Business	—	176	320	965	2,274
Consumer and other	85	517	498	16	1
Total Charge-offs	$529	$1,422	$1,637	$4,540	$5,903
Add Recoveries:
One-to-four family	—	113	380	534	15
Multifamily	—	—	82	31	91
Commercial real estate	20	9	256	—	—
Construction	—	—	—	149	22
Business	304	578	816	486	265
Consumer and other	4	31	7	10	5
Total Recoveries	$328	$731	$1,541	$1,210	$398
Net loans charged off	201	691	96	3,330	5,505
Provision for (recovery of) losses	29	1,495	(2,842)	(293)	(3,327)
Balance at end of year	$5,060	$5,232	$4,428	$7,366	$10,989

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.04%	0.13%	0.02%	0.86%	1.35%
Allowance to total loans	0.93%	0.89%	0.92%	1.89%	2.97%
Allowance to non-performing loans	60.11%	37.51%	52.75%	58.65%	35.88%

The following table allocates the allowance for loan losses by asset category at March 31:

	2017		2016		2015		2014		2013
$ in thousands	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
One-to-four family	$1,663	32.9%	$1,697	32.4%	$1,970	44.5%	$3,377	45.8%	$3,496	31.8%
Multifamily	1,213	24.0%	622	11.9%	502	11.3%	441	6.0%	409	3.7%
Commercial real estate	1,496	29.6%	1,808	34.6%	1,029	23.2%	1,835	24.9%	3,297	30.0%
Construction	106	2.1%	62	1.2%	99	2.2%	—	0.0%	—	0.0%
Business	573	11.3%	1,022	19.5%	813	18.4%	1,705	23.1%	3,759	34.2%
Consumer and other	9	0.2%	21	0.4%	15	0.3%	8	0.1%	28	0.3%
Total Allowance	$5,060	100%	$5,232	100%	$4,428	100%	$7,366	100%	$10,989	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2017, the Bank had no securities classified as trading.  At March 31, 2017, $59.0 million, or 81.5% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $13.4 million, or 18.5%, were classified as held-to-maturity.

The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2017, categorized by remaining period to contractual maturity:

	Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$2,143	$2,063	1.88%	$433	$424	2.13%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	8,053	7,858	2.13%
Federal National Mortgage Association	—	—	—%	6,469	6,246	1.97%	20,772	20,067	2.09%
Other	—	—	—%	—	—	—%	45	45	—%
Total mortgage-backed securities	—	—	—%	8,612	8,309	1.95%	29,303	28,394	2.10%
U.S. Government Agency Securities	1,999	1,975	1.56%	3,633	3,605	1.72%	1,942	1,902	2.42%
Corporate Bonds	3,066	3,004	1.72%	2,038	1,960	2.79%	—	—	—%
Other investments	—	—	—%	—	—	—%	10,358	9,862	—%
Total available-for-sale	$5,065	$4,979	1.65%	$14,283	$13,874	2.01%	$41,603	$40,158	1.60%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$753	$776	3.21%	$1,044	$1,107	4.09%
Federal National Mortgage Association	—	—	—%	4,776	4,788	2.38%	5,862	5,802	2.14%
Total held-to-maturity mortgage-backed securities	—	—	—%	5,529	5,564	2.50%	6,906	6,909	2.43%
Corporate Bonds	—	—	—%	1,000	1,024	5.75%	—	—	—%
Total held-to-maturity	$—	$—	—%	$6,529	$6,588	2.99%	$6,906	$6,909	2.43%

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

Mortgage-backed securities constituted 7.1% of total assets at March 31, 2017, compared to 4.7% at March 31, 2016. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA, FHLMC participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2017, constituted $1.9 million, or 4.0%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

Other Investment Securities.  In addition to mortgage-backed securities, the Bank also invests in assets such as government and agency obligations, corporate bonds and mutual funds. Carver Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB-NY, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds.  The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds (See Note 3 of Notes to Consolidated Financial Statements).

Other Earning Assets. Federal regulations require the Bank to maintain an investment in FHLB-NY stock and a sufficient amount of liquid assets which may be invested in cash and specified securities.  For additional information, see “Regulation and Supervision-Federal Banking Regulation-Liquidity.”

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. As of fiscal year end 2017 and 2016, the Bank does not have any securities that are classified as having other than temporary impairment in its investment portfolio.

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

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2017, Carver had a total of $71.4 million in brokered deposits, compared to $93.9 million as of March 31, 2016.

As of March 31, 2017, the Bank has $34.5 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $34.7 million as of March 31, 2016. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

Borrowed Funds.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2017, Carver had $30.0 million in FHLB-NY advances outstanding.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities were $13.0 million and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR, with a rate of 4.2% at March 31, 2017. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred since September 2016, per the terms of the agreement, as the Company is prohibited from making payments without prior regulatory approval.

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

REGULATION AND SUPERVISION

Enforcement Actions

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act') made extensive changes in the regulation of federal savings banks. As part of the Dodd-Frank Act, the OCC became primarily responsible for the supervision and regulation of federal savings banks. Likewise, the FRB became responsible for supervision of savings and loan holding companies. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the FRB. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations. However, institutions of less than $10 billion in assets, such as Carver Federal Savings Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

The Dodd-Frank Act, among other things, also required changes in the way that institutions were assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees, reduced the federal preemption afforded to federal savings associations and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contained delayed effective dates and/or required the issuance of regulations. As a result, it will be some time before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Bank and the Company.

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

The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. Generally, a capital restoration plan must be filed with the OCC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under OCC regulations, as amended, a federally chartered savings bank is treated as well-capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its common equity Tier 1 capital ratio is 6.5% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions as they deem necessary.

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

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and that are consistent with Carver Federal's risk profile. At March 31, 2017, Carver Federal exceeded the capital requirements with a common equity Tier 1 ratio of 11.88%, a Tier 1 leverage ratio of 8.98%, total risk-based capital ratio of 12.85% and a Tier 1 risk-based capital ratio of 11.88%. However, the Tier 1 leverage ratio of 8.98% was below the Individual Minimum Capital Requirement of 9.00% mandated for the Bank by its primary regulator. Management has informed its regulator of this shortfall and its plans for regaining compliance.

The OCC and the other federal bank regulatory agencies issued a final rule effective January 1, 2015 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule generally applies to all depository institutions, and top-tier bank and savings and loan holding companies with total consolidated assets of $1 billion or more. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Carver Federal has chosen to opt-out. Additional constraints are also imposed on the inclusion in regulatory capital of certain mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. As noted, the final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule adjusted the prompt corrective action categories described above to incorporate the increased capital standards and established the "well-capitalized" threshold described above.

Limitation on Capital Distributions.  There are various restrictions on a bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the FRB at least 30 days before making a capital distribution. The Bank must also file an application or notice for prior approval with the OCC if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years, if the Bank is not an "eligible savings association" as defined in OCC regulations or the capital distributions would violate a prohibition contained in any statute, regulation or agreement.

The Bank may be prohibited from making capital distributions and its application or notice disapproved if:

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2017, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $10.2 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2017, the Bank maintained approximately 99.8% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of loans outstanding to related parties was $4.7 million and related party deposits were $17.8 million at March 31, 2017.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2017, Carver paid $254 thousand in regulatory assessments.

Insurance of Deposit Accounts

Under the FDIC's risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution's failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution's total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2010. The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% 5o 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank.

Anti-Money Laundering and Customer Identification

  The Bank is subject to federal regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act (BSA), Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the United States Commodity Exchange Act of 1936, as amended.

Title III of the USA PATRIOT Act and the related federal regulations impose the following requirements with respect to financial institutions:

•	Establish a Board approved policy and perform a risk assessment of BSA, Anti-Money Laundering and OFAC;

•	Designate a qualified BSA officer;

•	Establish an effective training program;

•	Establish anti-money laundering programs;

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2017 of $2.2 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $120 thousand and $145 thousand for fiscal years 2017 and 2016, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2017 was 5.0%.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily interest-bearing checking and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.5 million and $115.1 million (subject to adjustment annually by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustment annually by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Privacy Protection

Carver Federal is subject to OCC regulations implementing the privacy protection provisions of federal law.  These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information” to customers at the time of establishing the customer relationship and annually thereafter.  The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  In addition, to the extent its sharing of such information is not exempted, the Bank is required to provide its customers with the ability to opt-out of having the Bank share their nonpublic personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

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

Restrictions Applicable to All Savings and Loan Holding Companies.  Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

(1)	control (as defined under the Home Owners' Loan Act ("HOLA") of 1933, as amended), of another savings institution (or a holding company parent) without prior FRB approval;

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. However, pursuant to subsequent legislation, the FRB extended the applicability of the “Small Bank Holding Company” exception of its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are not subject to the capital requirements unless otherwise advised by the FRB.

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

Federal Securities Laws

 The Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Delaware Corporation Law

The Company is incorporated under the laws of the State of Delaware.  Thus, it is subject to regulation by the State of Delaware and the rights of its shareholders are governed by the General Corporation Law of the State of Delaware.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable year ending March 31st, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including in particular the Bank's tax reserve for bad debts. The bank has a subsidiary which files a REIT tax return which reports its income for tax purposes on the basis of a taxable year ending December 31st. The REIT does not join in the consolidated return and it pays tax on its undistributed taxable income. The REIT has and intends to continue to distribute its taxable income and therefore not pay tax at the REIT level. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable assets allocated to New York, “alternative” entire net income or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2017. In addition, New York State imposes a tax surcharge of 28% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2017, the New York State franchise tax rate computed on capital was 0.15%.

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

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2017, the New York City banking corporation tax rate computed on capital is 0.15%. On April 13, 2015, New York State legislation was signed changing the New York City tax law to conform to the New York State law that was adopted in 2014, with some minor differences.
As a result of the impact of the new legislation effecting both the New York State and New York City tax law, there was a decrease to the Company's gross deferred tax asset of $1.2 million in fiscal 2015 with no impact to current income due to the full valuation allowance.

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

Changes in interest rates may adversely affect our profitability and financial condition.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. From an interest rate risk perspective, we have generally been liability sensitive, which indicates that liabilities generally re-price faster than assets.

In response to improving economic conditions, the FRB’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 1.00% - 1.25% that was in effect at June 30, 2017.  Given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and securities. For example, a reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining rate environment.

Changes in market interest rates also impact the value of our interest-earning assets and interest-bearing liabilities.  In particular, the unrealized gains and losses on securities available for sale are reported, net of taxes, as accumulated other comprehensive income which is a component of stockholders’ equity.  Consequently, declines in the fair value of these instruments resulting from changes in market interest rates may adversely affect stockholders’ equity.

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $241.8 million, or 44.7% of our loan portfolio at March 31, 2017. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

Failure to comply with the Formal Agreement could adversely affect our business, financial condition and operating results.

In May 2016, the Bank entered into a Formal Agreement with the OCC. The Formal Agreement requires the Bank to reduce its concentration of commercial real estate and requires that the Bank undertake several actions to improve compliance matters and overall profitability. Failure to comply with the Formal Agreement could result in additional supervisory and enforcement actions against the Bank, its directors, or senior executive officers, including the issuance of a cease and desist order or the imposition of civil money penalties. The Bank's compliance efforts may have an adverse impact on its non-interest expense and net income.

Carver is subject to more stringent capital requirements, which may adversely impact the Company's return on equity, or constrain it from paying dividends or repurchasing shares.

In July 2013, the FDIC and the FRB approved a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

There can be no assurance that our regulator will approve payment of our deferred interest on our outstanding trust preferred securities.

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

Debenture interest payments on the Carver Statutory Trust I capital securities have been deferred, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Payments subsequent to the September 2016 payment have once again been deferred.

Carver's results of operations may be adversely affected by loan repurchases from U.S. Government Sponsored entities (“GSE's”).

In connection with the sale of loans, Carver as the loan originator is required to make a variety of representations and warranties regarding the originator and the loans that are being sold. If a loan does not comply with the representations and warranties, Carver may be obligated to repurchase the loans, and in doing so, incur any loss directly. Prior to December 31, 2009, the Bank originated and sold loans to the FNMA. During fiscal years 2012 through 2015, the Bank has been obligated to repurchase 20 loans previously sold to FNMA. The Bank has not received any repurchase requests for these loans since the second quarter of fiscal year 2015. There is no assurance that the Bank will not be required to repurchase additional loans in the future. Accordingly, any repurchase obligations to FNMA could materially and adversely affect the Bank's results of operations and earnings in the future.

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2017, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss (“CECL”) will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties.

This Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2017, includes restatement of our previously filed consolidated financial statements and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended March 31, 2016 as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2017. The determination to restate these financial statements was made by our Finance and Audit Committee upon management's recommendation. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. Likewise, such events might cause a diversion of our management's time and attention.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A, management identified a material weakness in our loan accounting and servicing controls and procedures due to loan system maintenance items and payment applications not being timely processed by the Bank on to its core provider system. In addition, a review during the fourth quarter of fiscal year 2017 of the Company’s internal controls over general ledger reconciliations showed that our reconciliation controls and procedures were not effective which resulted in the correction of the material errors disclosed in Note 1 to the consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013). We have developed and implemented remediation plans designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.

The Company and the Bank operate in a highly regulated industry, which limits the manner and scope of business activities.

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

On January 20, 2009, the Company became a TARP CPP participant by completing the sale of $18.98 million in preferred stock to the Treasury. As a participant, among other things, the Company must adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.  These standards would generally apply to the Company's CEO, CFO and the three next most highly compensated officers (“Senior Executive”).  The standards include (1) ensuring that incentive compensation for Senior Executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required claw-back of any bonus or incentive compensation paid to a Senior Executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to Senior Executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each Senior Executive.  In particular, the change to the deductibility limit on executive compensation would likely increase slightly the overall cost of the Company's compensation programs. the Company also had to adopt certain monitoring and reporting processes.

On August 27, 2010, the Company redeemed the preferred stock and issued $18.98 million in Series B preferred stock in connection with the Company's changing its participation from TARP CPP to TARP CDCI. On October 25, 2011 Carver's shareholders approved the conversion of TARP CDCI Series B preferred stock to common stock. On October 28, 2011, the Treasury converted the CDCI Series B preferred stock to Carver common stock.  Under the terms of the agreement between the Treasury and the Company, the Company agreed that so long as the Treasury has an equity interest in the Company, it will continue to be bound by all of the current restrictions and requirements that the Treasury may choose to implement. The Company is unable to determine the impact that future restrictions and/or requirements resulting from the Treasury's ownership interest may have on the Company's results of operations.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $25.0 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a full valuation allowance for the remaining net deferred tax asset of $25.0 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

Risks Associated with Cyber-Security Could Negatively Affect Our Earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers' transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

The Bank currently conducts its business through one administrative office and nine branches (including the West Harlem 125th Street main branch) and four separate ATM locations. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2017.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Owned	n/a	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025	100%
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021	100%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2021	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, NY	2003	Leased	7/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2019	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	1/2020	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2020	100%
Myrtle Avenue	362 Myrtle Avenue	Brooklyn, NY	2007	Leased	7/2017	100%

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2019	100%
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	3/2018	100%

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2017, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011. The stock had been listed on the Nasdaq Global Market under the symbol “CARV” since July 10, 2008. At March 31, 2017, there were 3,696,087 shares of common stock outstanding, held by 744 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2017				Fiscal Year 2016
June 30, 2016	$5.99	$3.10	$—	June 30, 2015	$6.92	$4.04	$—
September 30, 2016	$5.12	$3.33	$—	September 30, 2015	$7.60	$5.50	$—
December 31, 2016	$5.82	$3.05	$—	December 31, 2015	$7.50	$3.35	$—
March 31, 2017	$3.98	$2.87	$—	March 31, 2016	$5.44	$1.92	$—

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that, based on highly uncertain economic conditions and the desire to preserve capital, Carver suspended payment of the quarterly cash dividend on its common stock.

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2017, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2017.  As a result of the Company's participation in the TARP CDCI, the Treasury's prior approval is required to make further repurchases. As discussed below, the Treasury converted its preferred stock into common stock, which the Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the Treasury is a common stockholder.

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

(2) The 2006 Stock Incentive Plan became effective in September of 2006 and provides for discretionary option grants, stock appreciation rights and restricted stock to those employees and directors so selected by the Compensation Committee.

(3) The Carver Bancorp, Inc. 2014 Equity Incentive Plan became effective in September 2014 and provides for discretionary option grants, stock appreciation rights and restricted stock to those officers and directors selected by the Company’s Compensation Committee.

Additional information regarding Carver's equity compensation plans will be provided supplementary through an amendment to this Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

See Item 1 - Overview - Recapitalization - Transactions. As previously disclosed in a Current Report on Form 8-K, on June 29, 2011, the Company entered into stock purchase agreements with several institutional investors pursuant to which the investors agreed to purchase an aggregate of 55,000 shares of the Company's Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C for an aggregate purchase price of $55,000,000. The Series C preferred stock was offered and sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

As described in “Explanatory Note Regarding Restatement” above and in Note 1 of the Notes to the Consolidated Financial Statements, the Company has restated its consolidated financial statements as of and for the year ended March 31, 2016 to correct errors related to reconciling items that were identified as uncollectable that should have been written off in prior periods, as well as adjustments related to loan system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. The Company also restated the unaudited quarterly financial data for each of the quarters in fiscal 2017 and 2016, see Note 19 of the Notes to the Consolidated Financial Statements. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. Historical results are not necessarily indicative of the results to be expected in future periods.

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2017	2016 Restated (a)	2015 Restated (a)	2014 Restated (a)	2013 Restated (a)
Selected Financial Condition Data:
Assets	$687,861	$739,054	$674,632	$638,990	$638,170
Loans held-for-sale	944	2,436	2,665	4,952	13,062
Total loans receivable, net	540,492	583,396	479,334	382,590	359,133
Investment securities	72,446	71,491	112,126	98,490	125,094
Cash and cash equivalents	58,686	63,188	50,824	122,554	104,646
Deposits	579,176	606,741	527,761	509,366	495,716
Advances from the FHLB-NY and other borrowed money	49,403	68,403	83,403	70,403	76,403
Equity	47,398	51,880	52,908	50,618	56,672
Number of deposit accounts	34,582	47,565	45,780	40,530	41,195
Number of branches	9	9	10	10	10

Operating Data:
Interest income	26,126	26,564	22,450	23,614	23,945
Interest expense	4,918	4,605	3,988	3,981	4,893
Net interest income before provision for (recovery of) loan losses	21,208	21,959	18,462	19,633	19,052
Provision for (recovery of) loan losses	29	1,495	(2,842)	(293)	(3,327)
Net interest income after provision for (recovery of) loan losses	21,179	20,464	21,304	19,926	22,379
Non-interest income	4,618	6,014	5,304	6,296	6,889
Non-interest expense	28,531	28,117	27,875	27,554	29,295
Loss before income taxes	(2,734)	(1,639)	(1,267)	(1,332)	(27)
Income tax expense (benefit)	119	128	166	102	328
Loss attributable to non-controlling interest	—	—	(281)	(110)	(945)
Net income (loss) attributable to Carver Bancorp, Inc.	(2,853)	(1,767)	(1,152)	(1,324)	590
Basic earnings (loss) per common share	(0.77)	(0.48)	(0.31)	(0.36)	0.06
Diluted earnings (loss) per common share	(0.77)	(0.48)	(0.31)	(0.36)	0.06

Selected Statistical Data:
Return on average assets (1)	(0.41)%	(0.25)%	(0.18)%	(0.22)%	0.10%
Return on average stockholders' equity (2) (10)	(5.88)%	(3.46)%	(2.21)%	(2.51)%	1.06%
Return on average stockholders' equity, excluding AOCI (2) (10)	(5.78)%	(3.39)%	(2.11)%	(2.40)%	1.06%
Net interest margin (3)	3.11%	3.17%	3.05%	3.41%	3.14%
Average interest rate spread (4)	2.97%	3.07%	2.92%	3.28%	2.95%
Efficiency ratio (5) (10)	110.47%	100.51%	117.29%	106.27%	112.93%
Operating expense to average assets (6)	4.09%	3.92%	4.46%	4.59%	4.75%
Average stockholders' equity to average assets (7) (10)	6.96%	7.11%	8.33%	8.79%	9.00%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	7.07%	7.27%	8.74%	9.21%	9.07%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.50%	2.35%	2.28%	2.95%	7.22%
Non-performing loans to total loans receivable (9)	1.54%	2.37%	1.74%	3.22%	8.27%
Allowance for loan losses to total loans receivable	0.93%	0.89%	0.92%	1.89%	2.97%

(a)
Balances for fiscal years ending March 31, 2016, 2015, 2014 and 2013 have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 of the Notes to the Consolidated Financial Statements for further detail. The following table presents the adjustments to the restated selected financial data for the fiscal years ended March 31, 2015, 2014 and 2013:

$ in thousands	2015	2014	2013
Selected Financial Condition Data:
Assets	$(1,148)	$(117)	$(107)
Loans held-for-sale	(59)	(59)	(45)
Cash and cash equivalents	(168)	—	—
Equity	(737)	147	(63)

Operating Data:
Interest income	123	366	160
Interest expense	46	30	15
Net interest income before provision for (recovery of) loan losses	77	336	145
Net interest income after provision for (recovery of) loan losses	77	336	145
Non-interest income	(264)	(510)	(160)
Non-interest expense	693	(384)	57
Loss before income taxes	(880)	210	(72)
Net income (loss) attributable to Carver Bancorp, Inc.	(880)	210	(72)
Basic earnings (loss) per common share	(0.24)	0.06	(0.01)
Diluted earnings (loss) per common share	(0.24)	0.06	(0.01)

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total stockholders' equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expense divided by sum of net interest income and non-interest income.

(6)	Non-interest expense divided by average total assets.

(7)	Average stockholders' equity divided by average assets for the period ended.

(8)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(9)	Non-performing assets consist of nonaccrual loans, loans held-for-sale and real estate owned.

(10)	See Non-GAAP Financial Measures disclosure below for comparable GAAP measures.

Non-GAAP Financial Measures

In addition to evaluating the Company's results of operations in accordance with U.S. generally accepted accounting principles (“GAAP”), management routinely supplements their evaluation with an analysis of certain non-GAAP financial measures, such as the return on average stockholders' equity excluding average accumulated other comprehensive income (loss) ("AOCI"), and average stockholders' equity excluding AOCI to average assets. Management believes these non-GAAP financial measures provide information that is useful to investors in understanding the Company's underlying operating performance and trends, and facilitates comparisons with the performance of other banks and thrifts. Further, the efficiency ratio is used by management in its assessment of financial performance, including non-interest expense control.

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

$ in thousands	2017	2016 Restated (a)	2015 Restated (a)	2014 Restated (a)	2013 Restated (a)
Average Stockholders' Equity
Average Stockholders' Equity	$48,533	$51,024	$52,073	$52,709	$55,467
Average AOCI	(802)	(1,162)	(2,525)	(2,545)	(436)
Average Stockholders' Equity, excluding AOCI	$49,335	$52,186	$54,598	$55,254	$55,903

Return on Average Stockholders' Equity	(5.88)%	(3.46)%	(2.21)%	(2.51)%	1.06%
Return on Average Stockholders' Equity, excluding AOCI	(5.78)%	(3.39)%	(2.11)%	(2.40)%	1.06%

Average Stockholders' Equity to Average Assets	6.96%	7.11%	8.33%	8.79%	9.00%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.07%	7.27%	8.74%	9.21%	9.07%
(a) Balances for fiscal years ending March 31, 2016, 2015, 2014 and 2013 have been restated from previously reported results to correct for material and certain other errors from prior periods. The restatement reduced average stockholders' equity by $2.0 million and $667 thousand for the years ended March 31, 2015 and 2014, respectively. Refer to Notes 1 and 19 of the Notes to the Consolidated Financial Statements for further detail.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

The Company has restated its consolidated financial statements for fiscal year 2016 contained in the Annual Reports on Form 10-K for the years ended March 31, 2017 and 2016, and unaudited interim consolidated financial statements contained in the Company's Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2015 and 2016, September 30, 2015 and 2016 and December 31, 2015 and 2016. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The Restatement corrects a material error related to approximately $1.0 million of reconciling items that were identified as uncollectable and that management has concluded should have been written off in periods prior to the Company's fourth quarter of fiscal 2017 as part of the Company's focused review of reconciliations and internal controls. Management's evaluation of the items written off indicate that approximately $666 thousand of the amount written off should have been accounted for in fiscal year 2016 and the $361 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $666 thousand of writeoffs attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for fiscal year 2016. The $361 thousand of writeoffs attributable to periods prior to fiscal year 2016 have been presented in the consolidated financial statements as an adjustment to the opening balance of Accumulated Deficit as of March 31, 2015. The Restatement also corrects a material error related to loan system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. Management's evaluation of these items concluded that $865 thousand of these adjustments should have been accounted for in fiscal year 2016 and the $285 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $865 thousand of adjustments attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for fiscal year 2016. The $285 thousand of adjustments attributable to periods prior to fiscal year 2016 have been presented in the consolidated financial statements as an adjustment to the opening balance of Accumulated Deficit as of March 31, 2015. In addition to these errors, adjustments have been made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to other liabilities, interest expense and certain reclassification entries. In the aggregate, these corrections increased fiscal year 2016 net loss by $66 thousand and increased the March 31, 2015 balance of Accumulated Deficit by $92 thousand. For discussion of the restatement adjustments, see "Explanatory Note Regarding Restatement," "Item 8. Financial Statements and Supplementary Data", "Note 1 - Organization" and "Note 19 – Quarterly Financial Data (Unaudited)" of the Consolidated Financial Statements. Additionally, see "Item 6. Selected Financial Data" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

Carver ended fiscal 2017 with a net loss of $2.9 million, compared to a net loss of $1.8 million for the prior year period. The significant change in results of operations was primarily driven by lower non-interest income and net interest income and higher non-interest expense, partially offset by a reduced provision for loan losses in the current year. Non-interest expense increased as a result of extraordinary legal and external audit expenses due to the restatement of the Company's prior year financial statements and the going concern accounting issue related to the deferral of interest payments on the Company's trust preferred securities in fiscal year 2016. Non-interest expense for both fiscal years also includes writeoffs of historical reconciling items that were identified as uncollectable and adjustments necessary to reconcile a loan portfolio serviced by a third party as discussed in the "Explanatory Note Regarding Restatement."

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Carver has focused on diversifying its loan portfolio by reducing its concentration in commercial real estate loans and focusing its efforts on C&I lending to local small businesses. The Bank typically seeks to generate new loan production and purchase loans at suitable prices such that the outstanding loan portfolio increases during the fiscal year, although this was not accomplished in fiscal 2017. Management will continue its efforts to rationalize expenses and improve earnings.

Critical Accounting Policies

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, assessment of the recoverability of the deferred tax asset, and the fair value of financial instruments are the most critical accounting policies.  These policies are important to the presentation of Carver's financial condition and results of operations, and involve a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. The use of different judgments, assumptions and estimates could result in material differences in the Company's results of operations or financial condition.

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

Criticized and classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310-10. Carver also performs impairment analysis for all TDRs.  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At March 31, 2017, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of equity, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. The Company has a net DTA of $0 as a result of recording a full valuation on its DTA. The valuation allowance was initially recorded during fiscal 2011, and has remained as management concluded and continues to conclude that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 17.87% of total rate sensitive assets at March 31, 2017.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2017.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	$137,192	$127,695	$172,732	$55,800	$42,298	$1,779	$—	$537,496
Short-term investments	54,312	—	—	—	—	—	—	54,312
Long-term investments	4,683	6,246	12,587	9,721	24,545	16,471	—	74,253
Other assets	—	—	—	—	—	—	21,800	21,800
Total assets	$196,187	$133,941	$185,319	$65,521	$66,843	$18,250	$21,800	$687,861

Rate Sensitive Liabilities:
Interest-bearing non-maturity deposits	$281,258	$—	$—	$—	$—	$—	$—	$281,258
Term deposits	58,423	103,461	65,061	8,949	448	—	—	236,342
Borrowings	5,000	1,000	30,000	—	—	13,403	—	49,403
Other liabilities	—	—	—	—	—	—	73,460	73,460
Equity	—	—	—	—	—	—	47,398	47,398
Total liabilities and equity	$344,681	$104,461	$95,061	$8,949	$448	$13,403	$120,858	$687,861

Interest sensitivity gap	$(148,494)	$29,480	$90,258	$56,572	$66,395	$4,847	$(99,058)	$—

Cumulative interest sensitivity gap	$(148,494)	$(119,014)	$(28,756)	$27,816	$94,211	$99,058	$—	$—

Ratio of cumulative gap to total rate sensitive assets	(22.29)%	(17.87)%	(4.32)%	4.18%	14.14%	14.87%	—	—

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

Presented below, as of March 31, 2017, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +/- 400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank. However, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk.

$ in thousands	Economic Value of Equity			EVE as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	EVE Ratio	Change
+400 bps	83,974	1,137	1.37%	13.11%	115 bps
+300 bps	83,831	994	1.20%	12.84%	88 bps
+200 bps	84,272	1,435	1.73%	12.66%	70 bps
+100 bps	84,085	1,248	1.51%	12.38%	42 bps
0 bps	82,837			11.96%
-100 bps	79,195	(3,642)	(4.40)%	11.22%	-74 bps
-200 bps	75,955	(6,882)	(8.31)%	10.56%	-140 bps
-300 bps	78,998	(3,839)	(4.63)%	10.80%	-116 bps
-400 bps	89,736	6,899	8.33%	12.06%	10 bps

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2017, 2016, and 2015.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2017			2016 Restated (a)			2015 Restated (a)
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1) (a)	$556,169	$24,257	4.36%	$548,726	$24,358	4.44%	$412,305	$20,097	4.87%
Mortgage-backed securities	41,261	806	1.95%	37,413	761	2.03%	36,947	799	2.16%
Investment securities	17,333	406	2.34%	44,469	921	2.07%	53,915	1,022	1.90%
Restricted cash deposit	247	—	0.03%	2,797	1	0.03%	6,354	1	0.03%
Equity securities (2)	2,564	120	4.68%	3,452	145	4.20%	1,936	81	4.18%
Other investments (a)	65,201	537	0.82%	55,408	378	0.68%	94,307	450	0.48%
Total interest-earning assets (a)	682,775	26,126	3.82%	692,265	26,564	3.84%	605,764	22,450	3.70%
Non-interest-earning assets (a)	14,965			25,366			19,056
Total assets (a)	$697,740			$717,631			$624,820

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$34,287	$48	0.14%	$31,971	$52	0.16%	$27,549	$45	0.16%
Savings and clubs	97,555	261	0.27%	93,794	253	0.27%	95,731	255	0.27%
Money market	146,984	875	0.60%	161,391	844	0.52%	142,252	692	0.49%
Certificates of deposit	245,792	2,437	0.99%	227,713	2,092	0.92%	197,447	1,831	0.93%
Mortgagors deposits	2,253	40	1.78%	2,280	28	1.23%	1,956	30	1.53%
Total deposits	526,871	3,661	0.69%	517,149	3,269	0.63%	464,935	2,853	0.61%
Borrowed money	51,524	1,257	2.44%	79,633	1,336	1.68%	46,702	1,135	2.43%
Total interest-bearing liabilities	578,395	4,918	0.85%	596,782	4,605	0.77%	511,637	3,988	0.78%
Non-interest-bearing liabilities:
Demand deposits	56,407			54,620			52,866
Other liabilities (a)	14,405			15,205			8,710
Total liabilities	649,207			666,607			573,213
Net loss attributable to non-controlling interest	—			—			(466)
Stockholders' equity (a)	48,533			51,024			52,073
Total liabilities & equity	$697,740			$717,631			$624,820
Net interest income (a)		$21,208			$21,959			$18,462

Average interest rate spread (a)			2.97%			3.07%			2.92%

Net interest margin (a)			3.11%			3.17%			3.05%

Ratio of average interest-earning assets to interest-bearing liabilities (a)			118.05%			116.00%			118.40%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

(a) March 31, 2016 and 2015 average balances and yields have been restated from previously reported results to include the effect of restatement adjustments from prior periods.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2017, 2016, and 2015 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2017 vs. 2016 Increase (Decrease) due to			2016 vs. 2015 Restated (1) Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans (1)	$329	$(430)	$(101)	$6,649	$(2,388)	$4,261
Mortgage-backed securities	78	(33)	45	10	(48)	(38)
Investment securities	(562)	47	(515)	(179)	78	(101)
Restricted cash deposit	(1)	—	(1)	—	—	—
Equity securities	(37)	12	(25)	63	1	64
Other investments and federal funds sold (1)	68	91	159	(186)	114	(72)
Total interest-earning assets (1)	(125)	(313)	(438)	6,357	(2,243)	4,114

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	3	(7)	(4)	7	—	7
Savings and clubs	10	(2)	8	(5)	3	(2)
Money market savings	(75)	106	31	93	59	152
Certificates of deposit	166	179	345	281	(20)	261
Mortgagors deposits	—	12	12	5	(7)	(2)
Total deposits	104	288	392	381	35	416
Borrowed money	(472)	393	(79)	800	(599)	201
Total interest-bearing liabilities	(368)	681	313	1,181	(564)	617

Net change in net interest income (1)	$243	$(994)	$(751)	$5,176	$(1,679)	$3,497
(1) March 31, 2016 and 2015 average balances and yields have been restated from previously reported results to include the effect of restatement adjustments from prior periods.

Comparison of Financial Condition at March 31, 2017 and 2016

Assets

At March 31, 2017, total assets were $687.9 million, reflecting a decrease of $51.2 million, or 6.9%, from total assets of $739.1 million at March 31, 2016. The reduction is primarily attributable to a $42.9 million decline in the loan portfolio, net of the allowance for loan losses. The decrease in the loan portfolio was largely due to loan attrition through scheduled paydowns and payoffs, a significant amount of which the Bank did not actively try to retain as it is making a determined effort to reduce its concentration level of commercial real estate loans.

Total cash and cash equivalents decreased $4.5 million, or 7.1%, to $58.7 million at March 31, 2017, compared to $63.2 million at March 31, 2016. The reduction was primarily due to the Bank's repayment of short-term borrowings and the funding of a reduction in brokered deposits during the period, which were partially offset by the receipt of funds from the aforementioned loan attrition.

Total investment securities increased $955 thousand, or 1.3%, to $72.4 million at March 31, 2017, compared to $71.5 million at March 31, 2016 as cash generated from calls and sales of securities was reinvested to diversify the Bank's available-for-sale investment portfolio.

Gross portfolio loans decreased $43.1 million, or 7.3%, to $545.6 million at March 31, 2017, compared to $588.6 million at March 31, 2016, as the Bank began a targeted reduction of its concentration in commercial real estate mortgage loans through attrition in and payoffs of Non Owner Occupied commercial real estate loans.

Liabilities and Equity

Liabilities

Total liabilities decreased $46.7 million, or 6.8%, to $640.5 million at March 31, 2017, compared to $687.2 million at March 31, 2016, as a result of declines in the Bank's deposits and the repayment of borrowed funds.

Deposits decreased $27.6 million, or 4.5%, to $579.2 million at March 31, 2017, compared to $606.7 million at March 31, 2016, due primarily to declines in brokered money market accounts and brokered certificates of deposit, offset by increases in savings and non-interest bearing checking accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits.

Advances from the FHLB-NY and other borrowed money decreased $19.0 million, or 27.8%, to $49.4 million at March 31, 2017, compared to $68.4 million at March 31, 2016 due to the repayment of short-term borrowings during the period.

Equity

Total equity decreased $4.5 million, or 8.6%, to $47.4 million at March 31, 2017, compared to $51.9 million at March 31, 2016. The decrease was due to an increase of $1.6 million in unrealized losses on investments and a net loss of $2.9 million for the fiscal year.

Comparison of Operating Results for the Years Ended March 31, 2017 and 2016

Net Loss

The Company reported a net loss of $2.9 million for fiscal year 2017, compared to a net loss of $1.8 million for the prior year period. The change in our results was primarily driven by lower non-interest income and net interest income and increased non-interest expenses, partially offset by a decrease in the provision for loan losses in the current period compared to the prior year.

Net Interest Income

Net interest income decreased $751 thousand, or 3.4%, to $21.2 million for fiscal year 2017, compared to $22.0 million for the prior year period. The decrease was due to a $438 thousand decrease in interest income and a $313 thousand increase in interest expense for the period.

Interest income decreased $438 thousand, or 1.6%, to $26.1 million compared to $26.6 million for the prior year period, primarily due to a decrease of $337 thousand in interest income on investments. The average yield on all combined investments declined 6 basis points and the average balance of these portfolios decreased $16.9 million as a result of sales, calls and maturities of securities in the Bank's available-for-sale portfolio. Although average loan balances increased, interest income on loans decreased $101 thousand due to a decline in the average yield on loans from 4.44% to 4.36%.

Interest expense increased $313 thousand, or 6.8%, to $4.9 million compared to $4.6 million for the prior year period, primarily due to a $392 thousand increase in interest expense on deposits. Interest expense on certificates of deposits was $345 thousand higher compared to the prior period due to an increase in the average balances and rates.

Provision for Loan Losses

The Bank recorded a $29 thousand provision for loan losses for fiscal year 2017, compared to a $1.5 million provision for loan losses for the prior year period. For the year ended March 31, 2017, net charge-offs of $201 thousand were recognized, compared to net charge-offs of $691 thousand in the prior year period. At March 31, 2017, nonaccrual loans totaled $8.4 million, or 1.2% of total assets, compared to $14.0 million, or 1.9% of total assets at March 31, 2016. Nonaccrual loans decreased $5.5 million, or 39.7% during the fiscal year, primarily due to the payoff of a business loan with a carrying value of $400 thousand and the transfer of one commercial real estate loan into the Bank's held-for-sale loan portfolio. The transferred loan, with a carrying value of $3.4 million, was subsequently sold at par value on July 7, 2016. The ALLL was $5.1 million at March 31, 2017, which represents a ratio of the ALLL to nonaccrual loans of 60.1%, compared to $5.2 million and 37.5% at March 31, 2016. The ratio of the allowance for loan losses to total loans receivable was 0.93% at March 31, 2017, compared to 0.89% at March 31, 2016.

Non-interest Income

Non-interest income decreased $1.4 million, or 23.2%, to $4.6 million compared to $6.0 million in the prior year period. The decrease was primarily due to a $1.2 million gain recognized in fiscal year 2016 on the sale and leaseback of one of the Bank's branch locations transacted as part of Carver's ongoing site rationalization efforts. The prior year also included gains on sales of loans that in aggregate were $495 thousand larger compared to the current period.

Non-interest Expense

Non-interest expense increased $414 thousand, or 1.5%, to $28.5 million compared to $28.1 million in the prior year period. The Bank had higher employee compensation and benefits expense related to staffing costs associated with strengthening the Bank's regulatory and compliance infrastructure, as well as increases in audit and legal expenses incurred as a result of the restatement of the Company's prior year financial statements and the going concern issue (since eliminated by the curing of the potential default status of our trust preferred securities in September 2016). Partially offsetting the previous items was a decrease in net occupancy expense primarily related to the exit of the Company's administrative office in Brooklyn and the closing of a branch in the prior fiscal year.

Income Taxes

Income tax expense was $119 thousand for the fiscal year ended March 31, 2017 compared to $128 thousand in the prior year period.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2017.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $19.0 million during fiscal year 2017 due to the repayment of short-term borrowings. At March 31, 2017, the Bank had $30.0 million in FHLB-NY borrowings with a weighted average rate of 1.42% maturing over the next two years. Due to the late filing of Carver's 2016 Form 10-K, and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At March 31, 2017, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $14.5 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2017 and 2016, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $58.7 million and $63.2 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2017, total cash and cash equivalents decreased by $4.5 million to $58.7 million reflecting cash used in financing activities of $46.6 million, offset by cash provided by investing activities of $41.2 million and cash provided by operating activities of $827 thousand.

Net cash used in financing activities of $46.6 million resulted from a net decline in deposits of $27.6 million, coupled with a decrease in FHLB-NY advances and other borrowings of $19.0 million. Net cash provided by investing activities of $41.2 million was primarily attributable to net loan principal repayments and was partially reinvested in the purchase of a residential loan pool. Also, cash proceeds from sales and calls of available-for-sale securities was reinvested in purchases of new investments to diversify the Bank's available-for-sale portfolio. Net cash provided by operating activities totaled $827 thousand for the fiscal year.

Potential Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the FNMA. The loans were sold to FNMA with the standard representations and warranties for loans sold to the GSE's.  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015, three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  At March 31, 2017 the Bank continues to service 132 loans with a principal balance of $23.6 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there has not been any additional requests from FNMA for loans to be reviewed. Accordingly, management has reduced its level of repurchase reserves. The reserves totaled $162 thousand as of March 31, 2017. The table below summarizes changes in our representation and warranty reserves in fiscal 2017:

$ in thousands	March 31, 2017
Representation and warranty repurchase reserve, as of March 31, 2016 (1)	$186
Net recovery of repurchase losses (2)	(24)
Representation and warranty repurchase reserve, as of March 31, 2017 (1)	$162
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

The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2017.

The Bank has contractual obligations at March 31, 2017 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations:
FHLB advances	$30,000	$5,000	$25,000	$—	$—
Repo borrowings	1,003	1,003	—	—	—
Guaranteed preferred beneficial interest in junior subordinated debentures	18,718	—	5,025	—	13,693
Total long-term debt obligations	49,721	6,003	30,025	—	13,693
Operating lease obligations:
Lease obligations for rental properties	3,657	1,284	1,548	472	353
Total contractual obligations	$53,378	$7,287	$31,573	$472	$14,046

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

In December 2010, the Bank divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by exchanging its equity interests in the special purpose entity that acquired the equity interest. In March 2015, the investor exercised its option to sell the equity interest in the entities back to Carver. The NMTC compliance period was completed and CDEs 2-9, 11 and 12 were dissolved in 2016. In addition, CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. As of March 31, 2017, all three allocation awards have been fully utilized in qualifying projects.

The Bank's VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 13	500	10,500	—	—	—	—	—	4,095	4,095
CDE 14	400	10,000	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	20,613	20,613	—	2	—	7,995	7,997
CDE 18	600	13,254	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	10,980	10,980	—	1	—	4,191	4,192
CDE 20	625	12,500	12,040	12,040	—	1	—	4,875	4,876
CDE 21	625	12,500	12,092	12,092	—	1	—	4,875	4,876
Total	$4,150	$90,000	$92,441	$92,441	$13,000	$407	$—	$35,100	$48,507

Regulatory Capital Position

The Bank must satisfy minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.” Regardless of Basel III's minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio letter by the OCC which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio.

 At March 31, 2017, the Bank had a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 11.88%, 8.98%, 11.88% and 12.85%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 11 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

See discussion of Market Risk-Interest Rate Sensitivity Analysis in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carver Bancorp, Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carver Bancorp, Inc. and Subsidiaries at March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company restated its consolidated financial statements for the fiscal year ended March 31, 2016, to correct misstatements.

New York, New York
November 9, 2017

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2017	March 31, 2016 Restated (1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$58,428	$62,684
Money market investments	258	504
Total cash and cash equivalents	58,686	63,188
Restricted cash	283	225
Investment securities:
Available-for-sale, at fair value	59,011	56,180
Held-to-maturity, at amortized cost (fair value of $13,497 and $15,653 at March 31, 2017 and March 31, 2016, respectively)	13,435	15,311
Total investment securities	72,446	71,491

Loans held-for-sale (HFS)	944	2,436

Loans receivable:
Real estate mortgage loans	471,444	517,633
Commercial business loans	65,114	70,953
Consumer loans	8,994	42
Loans, gross	545,552	588,628
Allowance for loan losses	(5,060)	(5,232)
Total loans receivable, net	540,492	583,396
Premises and equipment, net	5,427	5,983
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,171	2,883
Accrued interest receivable	1,583	2,420
Other assets	5,829	7,032
Total assets	$687,861	$739,054

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$100,913	$95,230
Non-interest bearing checking	61,576	56,634
Interest-bearing checking	37,180	33,106
Money market	140,807	163,380
Certificates of deposit	236,342	255,854
Escrow	2,358	2,537
Total deposits	579,176	606,741
Advances from the FHLB-NY and other borrowed money	49,403	68,403
Other liabilities	11,884	12,030
Total liabilities	$640,463	$687,174
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 issued; 3,696,087 shares outstanding)	61	61
Additional paid-in capital	55,474	55,470
Accumulated deficit	(50,898)	(48,045)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(1,940)	(307)
Total equity	47,398	51,880
Total liabilities and equity	$687,861	$739,054
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2017	2016 Restated (1)
Interest income:
Loans	$24,257	$24,358
Mortgage-backed securities	806	761
Investment securities	764	1,295
Money market investments	299	150
Total interest income	26,126	26,564

Interest expense:
Deposits	3,661	3,269
Advances and other borrowed money	1,257	1,336
Total interest expense	4,918	4,605
Net interest income	21,208	21,959
Provision for loan losses	29	1,495
Net interest income after provision for loan losses	21,179	20,464

Non-interest income:
Depository fees and charges	3,346	3,112
Loan fees and service charges	407	419
Gain on sale of securities, net	58	1
Gain on sale of loans, net	4	499
Income from other real estate owned	—	35
Gain on sale of building, net	69	1,221
Lower of cost or market adjustment on loans held-for-sale	(47)	1
Other	781	726
Total non-interest income	4,618	6,014

Non-interest expense:
Employee compensation and benefits	12,548	11,358
Net occupancy expense	3,290	4,695
Equipment, net	798	635
Data processing	1,516	1,100
Consulting fees	817	1,058
Federal deposit insurance premiums	663	527
Other	8,899	8,744
Total non-interest expense	28,531	28,117

Loss before income taxes	(2,734)	(1,639)
Income tax expense	119	128
Net loss	$(2,853)	$(1,767)

Loss per common share:
Basic	$(0.77)	$(0.48)
Diluted	$(0.77)	$(0.48)
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended March 31,
$ in thousands	2017	2016 Restated (1)
Net loss	$(2,853)	$(1,767)
Other comprehensive (loss) income, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	(1,575)	739
Less: Reclassification adjustment for sales of available-for-sale securities, net of income tax expense of $0	58	1
Total other comprehensive (loss) income, net of tax	(1,633)	738
Total comprehensive loss, net of tax	$(4,486)	$(1,029)
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance - March 31, 2015 As Originally Presented	$45,118	$61	$55,468	$(45,540)	$(417)	$(1,045)	53,645
Restatement Adjustment (1)	—	—	—	(738)	—	—	(738)
Balance—March 31, 2015 Restated (1)	45,118	61	55,468	(46,278)	(417)	(1,045)	52,907
Net loss - Restated (1)	—	—	—	(1,767)	—	—	(1,767)
Other comprehensive income, net of tax	—	—	—	—	—	738	738
Stock based compensation expense	—	—	2	—	—	—	2
Balance—March 31, 2016 Restated (1)	45,118	61	55,470	(48,045)	(417)	(307)	51,880
Net loss	—	—	—	(2,853)	—	—	(2,853)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,633)	(1,633)
Stock based compensation expense	—	—	4	—	—	—	4
Balance—March 31, 2017	$45,118	$61	$55,474	$(50,898)	$(417)	$(1,940)	$47,398
(1) March 31, 2015 and 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2017	2016 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,853)	$(1,767)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	29	1,495
Stock based compensation expense	4	2
Depreciation and amortization expense	867	1,415
Loss (gain) on sale of real estate owned, net of market value adjustment	134	(35)
Gain on sale of securities, net	(58)	(1)
Gain on sale of loans, net	(4)	(499)
Gain on sale of building	(69)	(1,221)
Market adjustment on held-for-sale loans	47	(1)
Amortization and accretion of loan premiums and discounts and deferred charges	57	136
Amortization and accretion of premiums and discounts - securities	342	322
Decrease (increase) in accrued interest receivable	837	76
Decrease (increase) in other assets	1,641	(972)
Increase in other liabilities	(147)	1,470
Net cash provided by operating activities	827	420
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(30,761)	(148)
Purchases of securities: Held-to-maturity	—	(5,118)
Proceeds from sales of investments: Available-for-sale	7,259	4,951
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	18,676	39,745
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	1,801	1,770
Originations of loans held-for-investment, net of repayments	54,235	(18,998)
Loans purchased from third parties	(22,588)	(105,496)
Proceeds from sale of loans held-for-sale	4,798	730
Proceeds on sale of loans	7,255	18,119
(Increase) decrease in restricted cash	(58)	6,129
Redemption of FHLB-NY stock	712	636
Purchase of premises and equipment	(262)	(574)
Proceeds from sale of building	—	2,113
Proceeds from sale of real estate owned	169	4,105
Net cash provided by (used in) investing activities	41,236	(52,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(27,565)	78,980
Net decrease in short-term FHLB-NY advances and other short-term borrowings	(19,000)	(15,000)
Net cash (used in) provided by financing activities	(46,565)	63,980
Net (decrease) increase in cash and cash equivalents	(4,502)	12,364
Cash and cash equivalents at beginning of period	63,188	50,824
Cash and cash equivalents at end of period	$58,686	$63,188

Supplemental cash flow information:
Noncash financing and investing activities
Transfer of loans held-for-investment to loans held-for-sale	$3,563	$730
Transfer to real estate owned from loans held-for-investment and loans held-for-sale	$463	$738

Cash paid for:
Interest	$6,860	$4,085
Income taxes	$134	$217
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

Nature of operations

Carver Bancorp, Inc. (on a stand-alone basis, the “Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiaries are Carver Federal Savings Bank (the “Bank” or “Carver Federal”) and Alhambra Holding Corp., an inactive Delaware corporation. Carver Federal's wholly-owned subsidiaries are CFSB Realty Corp., Carver Community Development Corporation (“CCDC”) and CFSB Credit Corp., which is currently inactive. The Bank has a real estate investment trust, Carver Asset Corporation ("CAC"), that was formed in February 2004.

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred since September 2016, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval.

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

Restatement

On July 7, 2017, the Finance and Audit Committee of the Board of Directors of Carver Bancorp, Inc., after consultation with BDO USA, LLP, our independent registered public accounting firm, determined that our consolidated financial statements as of and for the fiscal year ended March 31, 2016, and each of the quarters during the 2016 and 2017 fiscal years should no longer be relied upon.

Within this report, we have included restated audited results as of and for the year ended March 31, 2016, as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2016 and 2017, which we refer to as the Restatement.  Our consolidated financial statements as of and for the year ended March 31, 2016 included in this Annual Report on Form 10-K have been restated from the consolidated financial statements included on our Annual Report on Form 10-K for the year ended March 31, 2016.

The Restatement corrects a material error related to approximately $1.7 million of reconciling items that were identified as uncollectable and written off, primarily during the fourth quarter of fiscal year 2017, as part of the focused review of reconciliations and internal controls. Management's evaluation of the items written off concluded that approximately $1.0 million of these writeoffs should have been accounted for in prior periods: $666 thousand of the amount written off should have been accounted for in fiscal year 2016 and the $361 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $666 thousand of writeoffs attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for the fiscal year 2016. The $361 thousand of writeoffs attributable to periods prior to fiscal year 2016 have been presented in the consolidated financial statements as an adjustment to the opening balance of Accumulated Deficit as of March 31, 2015. On the March 31, 2016 Statement of Financial Condition, these adjustments decreased Cash by $472 thousand, Loans Receivable by $391 thousand, Other Assets by $525 thousand and Other Liabilities by $497 thousand. The impact of these adjustments on the fiscal 2016 Statement of Operations was an increase to Other Non-Interest Expense of $666 thousand. The impact of these adjustment on the fiscal 2016 Statement of Cash Flows was to decrease beginning and ending Cash and Cash Equivalents by $168 thousand and $472 thousand, respectively, increase the operating cash outflow from net loss by $666 thousand and increase the operating cash inflow from other assets and liabilities by $362 thousand.

The Company also identified and corrected material errors related to the accounting for loans on the Company's servicing platforms. The accounting adjustments are related to loan system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. Management's evaluation of these items concluded that approximately $1.2 million should have been accounted for in prior periods: $865 thousand should have been accounted for in fiscal year 2016 and the $285 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $865 thousand of adjustments attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for the fiscal year 2016 as a reduction in interest income on loans. The $285 thousand of adjustments attributable to periods prior to fiscal year 2016 have been presented in the consolidated financial statements as an adjustment to the opening balance of Accumulated deficit as of March 31, 2015. On the March 31, 2016 Statement of Financial Condition, these adjustments decreased Accrued Interest Receivable by $1.2 million and Loans by $59 thousand. The impact of these adjustments on the fiscal 2016 Statement of Cash Flows was operating cash outflows of $865 thousand from increased net loss, $52 thousand from net premium amortization on loans and $25 thousand from the net change in other assets and liabilities and an inflow of $942 thousand from the net change in Accrued Interest Receivable.

In addition to the errors described above, adjustments have been made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to other liabilities, interest expense and certain reclassification entries. On the March 31, 2016 Statement of Financial Condition, these corrections increased both Other Liabilities and Accumulated Deficit by $158 thousand (the opening balance of Accumulated Deficit at March 31, 2015 was increased by $92 thousand.) The impact of these corrections on the fiscal 2016 Statement of Operations was to increase interest on loans by $521 thousand and interest expense on advances and other borrowed money by $66 thousand and decrease loan fees and service charges by $521 thousand.

The cumulative adjustments to correct the above errors in the consolidated financial statements as of March 31, 2016 increased previously reported Accumulated Deficit by $2.3 million and decreased previously reported Accrued Interest Receivable by $1.2 million, Other Assets by $525 thousand, Other Liabilities by $339 thousand, Cash by $472 thousand, Loans Receivable by $391 thousand and Loans Held-for-Sale by $59 thousand. The impact of the corrections also increased beginning Accumulated Deficit by $738 thousand and increased previously reported Net Loss by $1.6 million and previously reported loss per share by $0.43 for fiscal year 2016.

All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this 2017 Form 10-K. See Note 19 – Quarterly Financial Data (Unaudited) for further details of the restatement adjustments for the quarterly periods of fiscal years 2016 and 2017. The following analysis includes the financial statements as originally reported and as adjusted and takes into account the following adjustments.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	March 31, 2016
$ in thousands except per share data	As Previously Reported	Adjustment	As Restated
ASSETS
Cash and cash equivalents:
Cash and due from banks	$63,156	$(472)	$62,684
Money market investments	504	—	504
Total cash and cash equivalents	63,660	(472)	63,188
Restricted cash	225	—	225
Investment securities:
Available-for-sale, at fair value	56,180	—	56,180
Held-to-maturity, at amortized cost (fair value of $15,653 at March 31, 2016)	15,311	—	15,311
Total investments	71,491	—	71,491

Loans held-for-sale (HFS)	2,495	(59)	2,436

Loans receivable:
Real estate mortgage loans	517,785	(152)	517,633
Commercial business loans	71,192	(239)	70,953
Consumer loans	42	—	42
Loans, net	589,019	(391)	588,628
Allowance for loan losses	(5,232)	—	(5,232)
Total loans receivable, net	583,787	(391)	583,396
Premises and equipment, net	5,983	—	5,983
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,883	—	2,883
Accrued interest receivable	3,647	(1,227)	2,420
Other assets	7,557	(525)	7,032
Total assets	$741,728	$(2,674)	$739,054

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Savings	$95,230	$—	$95,230
Non-interest bearing checking	56,634	—	56,634
Interest-bearing checking	33,106	—	33,106
Money market	163,380	—	163,380
Certificates of deposit	255,854	—	255,854
Mortgagors deposits	2,537	—	2,537
Total deposits	606,741	—	606,741
Advances from the FHLB-NY and other borrowed money	68,403	—	68,403
Other liabilities	12,369	(339)	12,030
Total liabilities	687,513	(339)	687,174
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	—	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 issued; 3,696,087 shares outstanding at March 31, 2016)	61	—	61
Additional paid-in capital	55,470	—	55,470
Accumulated deficit	(45,710)	(2,335)	(48,045)
Treasury stock, at cost (1,944 shares at March 31, 2016)	(417)	—	(417)
Accumulated other comprehensive loss	(307)	—	(307)
Total equity	54,215	(2,335)	51,880
Total liabilities and equity	$741,728	$(2,674)	$739,054

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31, 2016
$ in thousands except per share data	As Previously Reported	Adjustment	As Restated
Interest income:
Loans	$24,702	$(344)	$24,358
Mortgage-backed securities	761	—	761
Investment securities	1,295	—	1,295
Money market investments	150	—	150
Total interest income	26,908	(344)	26,564

Interest expense:
Deposits	3,269	—	3,269
Advances and other borrowed money	1,270	66	1,336
Total interest expense	4,539	66	4,605
Net interest income	22,369	(410)	21,959
Provision for loan losses	1,495	—	1,495
Net interest income after provision for (recovery of) loan losses	20,874	(410)	20,464

Non-interest income:
Depository fees and charges	3,112	—	3,112
Loan fees and service charges	940	(521)	419
Gain on sale of securities, net	1	—	1
Gain on sale of loans, net	499	—	499
Gain on real estate owned, net	35	—	35
Gain on sale of building, net	1,221	—	1,221
Lower of cost or market adjustment on loans held-for-sale	1	—	1
Other	726	—	726
Total non-interest income	6,535	(521)	6,014

Non-interest expense:
Employee compensation and benefits	11,358	—	11,358
Net occupancy expense	4,695	—	4,695
Equipment, net	635	—	635
Data processing	1,100	—	1,100
Consulting fees	1,058	—	1,058
Federal deposit insurance premiums	527	—	527
Other	8,078	666	8,744
Total non-interest expense	27,451	666	28,117

Loss before income taxes	(42)	(1,597)	(1,639)
Income tax expense	128	—	128
Net loss	$(170)	$(1,597)	$(1,767)

Net loss	$(170)	$(1,597)	$(1,767)
Total other comprehensive income	738	—	738
Comprehensive income (loss)	$568	$(1,597)	$(1,029)

Loss per common share:
Basic	$(0.05)	$(0.43)	$(0.48)
Diluted	$(0.05)	$(0.43)	$(0.48)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31, 2016
$ in thousands except per share data	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170)	$(1,597)	$(1,767)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,495	—	1,495
Stock based compensation expense	2	—	2
Depreciation and amortization expense	1,415	—	1,415
Loss (gain) on sale of real estate owned, net of market value adjustment	(35)	—	(35)
Gain on sale of securities, net	(1)	—	(1)
Gain on sale of loans, net	(499)	—	(499)
Gain on sale of building	(1,221)	—	(1,221)
Market adjustment on held-for-sale loans	(1)	—	(1)
Amortization and accretion of loan premiums and discounts and deferred charges	188	(52)	136
Amortization and accretion of premiums and discounts - securities	322	—	322
Decrease (increase) in accrued interest receivable	(866)	942	76
Decrease (increase) in other assets	(1,915)	943	(972)
Increase in other liabilities	2,010	(540)	1,470
Net cash provided by operating activities	724	(304)	420
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	(52,036)	—	(52,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	63,980	—	63,980
Net (decrease) increase in cash and cash equivalents	12,668	(304)	12,364
Cash and cash equivalents at beginning of period	50,992	(168)	50,824
Cash and cash equivalents at end of period	$63,660	$(472)	$63,188

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly-owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., CCDC, and CFSB Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

Cash and cash equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and other short-term instruments with an original maturity of three months or less.  The amounts due from depository institutions include a non-interest bearing account held at the Federal Reserve Bank where any additional cash reserve required on demand deposits would be maintained.  Currently, this reserve requirement is zero since the Bank's vault cash satisfies cash reserve requirements for deposits.

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

During fiscal years 2017 and 2016, no other-than-temporary impairment charges were recorded.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s Loss Emergence Period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all pools. In some pools, such as Commercial Real Estate, Multifamily and Business, the Bank demonstrates an LEP in excess of 12 months.

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

The following discussion describes the general risks associated with the Bank’s lending activities:

•
1-4 Family - Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner, The loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. These loans present a moderate level of risk due primarily to general economic conditions.

•
Multifamily - Carver Federal originates and purchases multifamily loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower.

•
Commercial - Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate ("CRE"). In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

•
Construction - The Bank has historically originated or participated in construction loans for new construction and renovation of multifamily buildings, residential developments, community service facilities, churches, and affordable housing programs. The loans provide for disbursement in stages as construction is completed. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans including an engineer's plan and periodic cost reviews on all construction budgets for loans. Construction loans present an increased level of risk from the effect of general economic conditions and uncertainties surrounding total construction costs. The Bank is not actively engaged in the origination of construction loans and does not pursue the purchase of them.

•
Business - The Bank originates and purchases business and SBA loans primarily to businesses located in its primary market area and surrounding areas. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory. Business loans are also subject to increased risk from the effect of general economic conditions.

•
Consumer - The majority of the Consumer portfolio are student loans which are indemnified by a bond surety company which is contractually obligated to ensure all past due principal and interest payments on all loans from six months from the date of which the claim is received.

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

Criticized and classified loans with at risk balances of $500,000 or more and loans below $500,000 that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310-10. Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”).  All TDRs are classified as impaired. For non-TDRs, if it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. We do not consider these shares to be other-than-temporarily impaired at March 31, 2017. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $192 thousand and $201 thousand, respectively, at March 31, 2017 and 2016, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Servicing fee income of $61 thousand and $68 thousand, respectively, was recognized during the years ended March 31, 2017 and 2016, and is included in Other Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value at the date of acquisition less estimated selling costs. Any subsequent adjustments will be to the lower of cost or market. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred.

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

Earnings (Loss) per Common Share

The Company has preferred stock series D shares which if exercised could convert to common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods.

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

Stock Compensation Plans

The Company currently has multiple stock plans in place for employees and directors of the Company. U.S. GAAP requires that the compensation cost related to share-based payment transactions be recognized in financial statements. The share-based compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over a defined vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded.

NMTC fee income

The fee income the Company receives related to the transfers of its New Market Tax Credits ("NMTC") varies with each transaction, but all are similar in nature.  There are two basic types of fees associated with these transactions.  The first is a “sub-allocation fee” that is paid to CCDC when the tax credits are allocated to a subsidiary entity at the time a qualified equity investment is made.  This fee is recognized by the Company at the time of allocation.  The second type of fee is paid to cover the administrative and servicing costs associated with CCDC's compliance with NMTC reporting requirements.  This fee is recognized as the services are rendered.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Impact of Recent Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements (ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-05 and 2017-13) is effective for annual periods beginning after December 15, 2017 ( April 1, 2018 for the Company), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently planning to use the retrospective approach with the cumulative effect adjustment approach to uncompleted contracts at the date of adoption. Management continues to assess the impact that this guidance will have on its consolidated financial statements and related disclosures. Preliminarily, the Company has concluded the (1) a substantial majority of the Company's revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09 and (2) based on our understanding of the standard and subsequent modification and the nature of our non-interest revenue, many elements of non-interest income will be unaffected. However, at this stage, we have not yet performed detailed analysis on contracts that underly the potentially impacted accounts and, accordingly, cannot make a formal assessment of the impact thereon. Adoption of the new standard will require expanded disclosures.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments will (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ended March 31, 2019), including interim periods within those fiscal years. The adoption of this standard by public entities is permitted as of the beginning of the year of adoption for selected amendments, including the amendment related to unrealized gains and losses on equity securities, by a cumulative effect adjustment to the statement of financial condition. At March 31, 2017, we had unrealized losses on equity securities of $496 thousand, or 1.0% of stockholders' equity.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently expects that upon adoption of ASU 2016-02, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on the management's review of the securities in the Company's portfolio at March 31, 2017, the adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting," which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

NOTE 3.	INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. ASC Subtopic 320-10-25 requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2017, $59.0 million, or 81.5%, of the Bank’s total securities were classified as available-for-sale, and the remaining $13.4 million, or 18.5%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2017 and March 31, 2016.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2017:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,576	$—	$89	$2,487
Federal Home Loan Mortgage Corporation	8,053	—	195	7,858
Federal National Mortgage Association	27,241	—	928	26,313
Other	45	—	—	45
Total mortgage-backed securities	37,915	—	1,212	36,703
U.S. Government Agency Securities	7,574	—	92	7,482
Corporate Bonds	5,104	—	140	4,964
Other investments (1)	10,358	—	496	9,862
Total available-for-sale	60,951	—	1,940	59,011
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	1,797	86	—	1,883
Federal National Mortgage Association	10,638	12	60	10,590
Total held-to-maturity mortgage-backed securities	12,435	98	60	12,473
Corporate Bonds	1,000	24	—	1,024
Total held-to-maturity	13,435	122	60	13,497
Total securities	$74,386	$122	$2,000	$72,508
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at March 31, 2016:

	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,578	$45	$—	$4,623
Federal Home Loan Mortgage Corporation	7,778	—	100	7,678
Federal National Mortgage Association	7,860	—	36	7,824
Other	45	—	—	45
Total mortgage-backed securities	20,261	45	136	20,170
U.S. Government Agency Securities	26,077	27	35	26,069
Other investments (1)	10,148	—	207	9,941
Total available-for-sale	56,486	72	378	56,180
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	2,379	150	—	2,529
Federal National Mortgage Association and Other	11,932	192	—	12,124
Total held-to-maturity mortgage-backed securities	14,311	342	—	14,653
Corporate Bonds	1,000	—	—	1,000
Total held-to-maturity	15,311	342	—	15,653
Total securities	$71,797	$414	$378	$71,833
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the years ended March 31:

$ in thousands	2017	2016
Proceeds	$7,259	$4,951
Gross gains	58	2
Gross losses	—	1

There were no sales of held-to-maturity securities in fiscal years 2017 or 2016.

The Bank's investment portfolio is comprised primarily of fixed-rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer and Agency securities. Carver maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank's investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank's ability to obtain reliable prices. During fiscal year 2017, the Bank invested $5.1 million in corporate bonds of reputable financial institutions to diversify its available-for-sale portfolio.

At March 31, 2017, the Bank pledged securities of $34.3 million as collateral for advances from the FHLB-NY and security repurchase agreements.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2017 for less than 12 months and 12 months or longer:

	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,171	$34,716	$41	$1,942	$1,212	$36,658
U.S. Government Agency Securities	92	7,482	—	—	92	7,482
Corporate bonds	140	4,964	—	—	140	4,964
Other investments (1)	—	—	496	9,504	496	9,504
Total available-for-sale securities	$1,403	$47,162	$537	$11,446	$1,940	$58,608

Held-to-Maturity:
Mortgage-backed securities	$60	$7,623	$—	$—	$60	$7,623
Total held-to-maturity securities	60	7,623	—	—	60	7,623
Total securities	$1,463	$54,785	$537	$11,446	$2,000	$66,231
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

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
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

A total of 33 securities had an unrealized loss at March 31, 2017 compared to 13 at March 31, 2016. Mortgage-backed securities represented 62.5% of total available-for-sale securities in an unrealized loss position at March 31, 2017. There was one mortgage-backed security and one investment in a CRA fund that had an unrealized loss position for more than 12 months, and five corporate bonds that had an unrealized loss position for less than 12 months at March 31, 2017. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). At March 31, 2017 and 2016, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at March 31, 2017, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$5,065	$4,979	1.65%
Five through ten years	14,284	13,874	2.01%
After ten years	41,602	40,158	1.60%
	60,951	59,011	1.70%
Held-to-maturity:
Five through ten years	6,529	6,588	2.99%
After ten years	6,906	6,909	2.43%
	$13,435	$13,497	2.71%

NOTE 4.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at March 31:

	March 31, 2017		March 31, 2016 Restated (a)
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family - Restated (a)	$132,679	24%	$141,229	24%
Multifamily - Restated (a)	87,824	16%	94,210	16%
Commercial real estate - Restated (a)	241,794	45%	272,427	47%
Construction	4,983	1%	5,033	1%
Business - Restated (a) (1)	65,151	12%	71,038	12%
Consumer (2)	8,994	2%	42	—%
Total loans receivable	541,425	100%	583,979	100%

Unamortized premiums, deferred costs and fees, net	4,127		4,649

Allowance for loan losses	(5,060)		(5,232)
Total loans receivable, net	$540,492		$583,396

Loans held-for-sale - Restated (a)	$944		$2,436
(a) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.
(1) Includes business overdrafts of $76 thousand and $103 thousand as of March 31, 2017 and 2016, respectively
(2) Includes consumer overdrafts of $22 thousand and $39 thousand as of March 31, 2017 and 2016, respectively

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $25.7 million and $28.1 million at March 31, 2017 and 2016, respectively.

At March 31, 2017 the Bank pledged $25.6 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2017:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Charge-offs	106	338	—	—	—	85	529
Recoveries	—	—	20	—	304	4	328
Provision for (Recovery of) Loan Losses	72	929	(332)	44	(753)	69	29
Ending Balance	$1,663	$1,213	$1,496	$106	$573	$9	$5,060

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,357	1,207	1,490	106	532	7	4,699
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	306	6	6	—	41	2	361

Loan Receivables Ending Balance	$134,927	$88,750	$242,818	$4,949	$65,114	$8,994	$545,552
Ending Balance: collectively evaluated for impairment	129,420	87,148	239,323	4,949	61,027	8,992	530,859
Ending Balance: individually evaluated for impairment	5,507	1,602	3,495	—	4,087	2	14,693

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2016:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,970	$502	$1,029	$99	$813	$15	$4,428
Charge-offs	389	340	—	—	176	517	1,422
Recoveries	113	—	9	—	578	31	731
Provision for (Recovery of) Loan Losses	3	460	770	(37)	(193)	492	1,495
Ending Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,602	622	1,787	62	548	21	4,642
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	95	—	21	—	474	—	590

Loan Receivables Ending Balance - Restated (1)	$143,653	$95,580	$273,400	$5,000	$70,953	$42	$588,628
Ending Balance: collectively evaluated for impairment - Restated (1)	139,017	93,811	267,106	5,000	64,087	42	569,063
Ending Balance: individually evaluated for impairment	4,636	1,769	6,294	—	6,866	—	19,565
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

At March 31, 2017 and 2016, the recorded investment in impaired loans was $14.7 million and $19.6 million, respectively. The related allowance for loan losses for these impaired loans was approximately $361 thousand and $590 thousand at March 31, 2017 and 2016, respectively.  Interest income of $404 thousand and $476 thousand for fiscal years 2017 and 2016 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.

The following is a summary of nonaccrual loans at March 31, 2017 and 2016.

$ in thousands	March 31, 2017	March 31, 2016
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$3,899	$2,947
Multifamily	1,602	1,769
Commercial real estate	993	5,338
Business	1,922	3,896
Consumer	2	—
Total nonaccrual loans	$8,418	$13,950

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. TDR loans consist of loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2017 were $6.4 million, $2.5 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2016, total TDR loans were $7.8 million, of which $2.2 million were non-performing.

At March 31, 2017, other non-performing assets totaled $1.9 million which consisted of other real estate owned ("OREO") properties and held-for-sale loans. At March 31, 2017, other real estate owned valued at $990 thousand comprised of eight foreclosed properties, compared to $1.0 million comprised of seven properties at March 31, 2016. Other real estate loans is included in other assets in the consolidated statements of financial condition. At March 31, 2017, held-for-sale loans totaled $944 thousand, compared to $2.4 million at March 31, 2016.
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

As of March 31, 2017, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$87,148	$238,552	$4,949	$58,555
Special Mention	—	771	—	133
Substandard	1,082	3,495	—	6,426
Doubtful	520	—	—	—
Loss	—	—	—	—
Total	$88,750	$242,818	$4,949	$65,114

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$131,028	$8,992
Non-Performing	3,899	2
Total	$134,927	$8,994

As of March 31, 2016, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily Restated (1)	Commercial Real Estate Restated (1)	Construction	Business Restated (1)
Credit Risk Profile by Internally Assigned Grade:
Pass - Restated (1)	$93,811	$262,867	$5,000	$61,092
Special Mention	—	4,239	—	2,039
Substandard	1,769	6,294	—	7,822
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$95,580	$273,400	$5,000	$70,953

	One-to-four family Restated (1)	Consumer
Credit Risk Profile Based on Payment Activity:
Performing - Restated (1)	$140,706	$42
Non-Performing	2,947	—
Total	$143,653	$42
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2017.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$2,094	$247	$3,022	$5,363	$129,564	$134,927
Multifamily	—	—	803	803	87,947	88,750
Commercial real estate	—	—	—	—	242,818	242,818
Construction	—	—	—	—	4,949	4,949
Business	—	429	1,500	1,929	63,185	65,114
Consumer	1	—	2	3	8,991	8,994
Total	$2,095	$676	$5,327	$8,098	$537,454	$545,552

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2016.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current Restated (1)	Total Financing Receivables Restated (1)
One-to-four family - Restated (1)	$986	$—	$2,628	$3,614	$140,039	$143,653
Multifamily - Restated (1)	—	—	1,769	1,769	93,811	95,580
Commercial real estate - Restated (1)	889	3,410	—	4,299	269,101	273,400
Construction	—	—	—	—	5,000	5,000
Business - Restated (1)	2,495	307	1,972	4,774	66,179	70,953
Consumer	2	—	—	2	40	42
Total - Restated (1)	$4,372	$3,717	$6,369	$14,458	$574,170	$588,628
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

At March 31, 2017 and 2016, there were no loans 90 or more days past due and accruing interest.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2017 and 2016. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

Impaired Loans by Class
	At March 31,
	2017			2016
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,416	$4,210	$—	$2,909	$4,101	$—
Multifamily	1,596	2,081	—	1,769	2,122	—
Commercial real estate	993	993	—	5,405	5,572	—
Business	1,923	1,968	—	4,223	4,403	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
One-to-four family	2,091	2,215	306	1,727	1,727	95
Multifamily	6	6	6	—	—	—
Commercial real estate	2,502	2,502	6	889	889	21
Business	2,164	2,164	41	2,643	2,643	474
Consumer	2	2	2	—	—	—
Total	$14,693	$16,141	$361	$19,565	$21,457	$590

The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2017 and 2016.

	For the years ended March 31,
	2017		2016
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$3,078	$14	$2,835	$17
Multifamily	1,747	6	1,463	17
Commercial real estate	1,774	17	2,935	—
Business	3,619	142	3,662	93

With an allowance recorded:
One-to-four family	2,128	5	1,725	25
Multifamily	1	—	—	—
Commercial real estate	1,427	—	895	43
Business	2,187	26	2,340	85
Consumer	1	—	—	—
Total	$15,961	$210	$15,855	$280

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC Subtopic 310-40 and the related allowance under ASC Section 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no TDR modifications during the 12 month period ended March 31, 2017.

The following table presents an analysis of those loan modifications that were classified as TDRs during the twelve month period ended March 31, 2016:

	Modifications to loans during the years ended March 31,
	2016
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
One-to-four family	2	429	456	4.08%	4.89%
Total	2	$429	$456

In an effort to proactively manage delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal year ended March 31, 2016, two 1-4 family loans totaling $429 thousand were modified.

There were no loans at March 31, 2017 and March 31, 2016 that had been modified and subsequently defaulted.

For the fiscal year ended March 31, 2017, there were 11 loans in the TDR portfolio totaling $3.9 million that were on accrual status as the Company has determined that the future collection of the principal and interest is reasonably assured. This generally represents those borrowers who have performed according to the restructured terms for a period of at least six months. At March 31, 2016, there were 11 loans in the performing TDR portfolio totaling $5.6 million.

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

The aggregate amount of loans outstanding to related parties was $4.7 million at March 31, 2017, and $4.4 million at March 31, 2016. During fiscal year 2017, advances totaled $1.7 million and principal repayments totaled $1.4 million. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

 Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.	OFFICE PROPERTIES AND EQUIPMENT, NET

The details of office properties and equipment as of March 31 are as follows:

$ in thousands	2017	2016
Land	$98	$98
Building and improvements	9,806	9,783
Leasehold improvements	6,547	6,530
Furniture, equipment, and other	12,981	12,759
	29,432	29,170
Less accumulated depreciation and amortization	(24,005)	(23,187)
Office properties and equipment, net	$5,427	$5,983

Depreciation and amortization charged to operations for fiscal years 2017 and 2016 amounted to $867 thousand and $1.4 million, respectively.

During fiscal year 2016, Carver conducted a sale and leaseback transaction on its Crown Heights branch location with an unaffiliated third party as part of the Bank's ongoing facilities rationalization efforts. The Company recognized a $1.2 million gain on the sale and leaseback in the third quarter of fiscal year 2016. Carver did not finance the purchase and the gain was calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property was deferred from gain recognition and will be amortized into income over the term of the lease. The deferred gain on the sale of the property is included in Other Liabilities on the Consolidated Statements of Financial Condition and totaled $606 thousand and $675 thousand as of March 31, 2017 and 2016, respectively.

NOTE 6.	ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2017	2016 Restated (1)
Loans receivable - Restated (1)	$1,323	$2,060
Mortgage-backed securities	116	88
Investments and other interest-bearing assets	144	272
Total accrued interest receivable - Restated (1)	$1,583	$2,420
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

NOTE 7.	DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2017			2016
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$61,576	10.63%	—%	$56,634	9.32%	—%
Interest-bearing checking	37,180	6.42	0.14	33,106	5.46	0.16
Savings	100,913	17.42	0.27	95,230	15.70	0.27
Money market savings account	140,807	24.31	0.60	163,380	26.93	0.52
Certificates of deposit	236,342	40.81	1.00	255,854	42.17	0.92
Mortgagors deposits	2,358	0.41	1.79	2,537	0.42	1.22
Total	$579,176	100.00%	0.61%	$606,741	100.00%	0.59%

Scheduled maturities of certificates of deposit for the year ended March 31, 2017 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2018	$161,536
2019	$47,227
2020	$18,182
2021	$4,513
2022	$4,436
2023 and beyond	$448
Total	$236,342

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2017 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2017 to June 30, 2017	$52,290
July 1, 2017 to September 30, 2017	15,570
October 1, 2017 to March 31, 2018	72,260
April 1, 2018 and beyond	56,915
Total	$197,035

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2017	2016
Interest-bearing checking	$48	$52
Savings and clubs	261	253
Money market savings	875	844
Certificates of deposit	2,451	2,099
Mortgagors deposits	40	28
	3,675	3,276
Penalty for early withdrawal of certificates of deposit	(14)	(7)
Total interest expense	$3,661	$3,269

The following table presents additional information about our year-end deposits:

$ in thousands	2017	2016
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$34,547	$34,708
Deposits from brokers	71,436	93,921
Certificates of deposit individually greater than $250,000	59,489	61,898
Deposits from certain directors, executive officers and their affiliates	17,822	17,987

NOTE 8.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands	2017		2016
Maturing Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2017	—%	$—	0.49%	$25,000
2018	1.04%	5,000	—%	—
2019 (1)	1.50%	25,000	1.50%	25,000
	1.42%	$30,000	1.00%	$50,000
(1) Effective rate is 2.13% which includes the net impact of the amortization of the termination fee on restructured borrowing.

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $206.4 million at March 31, 2017. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2017, advances were all fixed-rate and secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $2.2 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $25.6 million and mortgage-backed and investment securities with a market value of $34.3 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $14.5 million from the FHLB-NY at March 31, 2017. The accrued interest payable on FHLB advances was $32 thousand and the interest expense was $584 thousand for the year ended March 31, 2017. At March 31, 2016, the accrued interest payable on FHLB advances was $32 thousand and the interest expense was $703 thousand. The Bank completed a debt restructuring during the first quarter of fiscal year 2014 that allowed it to prepay a $25 million long-term borrowing and secure a new borrowing at a significantly lower rate. The termination fees and penalties associated with the borrowing were prepaid to the FHLB and amortized over five years.

Repurchase agreements. Repurchase agreements ("REPO") are short-term contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Bank monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. At March 31, 2017, the outstanding balance of the REPO, which matures in December 2017, was $1.0 million, and the accrued interest payable thereon was $3 thousand. The recognized interest expense was $3 thousand for the year ended March 31, 2017. The collateral pledged on this REPO was a mortgage-backed security with a fair value of $1.5 million at March 31, 2017. There were no REPOs at March 31, 2016 or during the year then ended.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments totaling $2.5 million were made in September 2016. Interest on the debentures has been deferred since September 2016, per the terms of the agreement, as the Company is prohibited from making payments without prior regulatory approval.

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The interest rate was set at 7% per annum for the first seven years as long as there is no default event, including Carver maintaining its certification as a Community Development Entity (“CDE”) and remaining in compliance with NMTC requirements, and 12% per annum after. During the second quarter of fiscal year 2012, the interest rate was reduced to 2%. This subordinated debt has been approved by the regulators to qualify as Tier II capital for the Bank's regulatory capital calculations. Qualifying term subordinated debt must have an original weighted average maturity of at least five years. Once the term to maturity is less than five years, the amount qualified as Tier II capital declines 20% per year. The ability to include any portion of the private placement subordinated debt in Tier II capital expired on January 1, 2017. Subsequent to this report date, the subordinated debt was paid in full.

The accrued interest payable on subordinated debt securities was $315 thousand and the interest expense was $670 thousand for the year ended March 31, 2017. The accrued interest payable on subordinated debt securities was $2.3 million and the interest expense was $633 thousand for the year ended March 31, 2016.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2017	2016
Amounts outstanding at the end of year:
FHLB advances	$30,000	$50,000
Subordinated debt securities	18,403	18,403
Repo	$1,000	$—

Rate paid at year end:
FHLB advances	1.42%	1.00%
Subordinated debt securities	3.60%	3.23%
Repo	1.15%	—%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$40,000	$95,000
Subordinated debt securities	$18,403	$18,403
Repo	$1,000	$—

Approximate average amounts outstanding for year:
FHLB advances	$32,849	$61,230
Subordinated debt securities	$18,403	$18,403
Repo	$271	$—

Approximate weighted average rate paid during year:
FHLB advances	1.78%	1.15%
Subordinated debt securities	4.50%	3.08%
Repo	1.15%	—%

NOTE 9.	INCOME TAXES

The components of income tax expense for the years ended March 31 are as follows:

$ in thousands	2017	2016
Income tax expense
Current - Federal	$—	$4
Current - State	119	124
Total income tax expense	$119	$128

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2017		2016 Restated (1)
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit) - Restated (1)	$(929)	34.0%	$(558)	34.0%
State and local income tax, net of Federal tax benefit - Restated (1)	119	(4.4)	128	(7.8)
General business credit - Restated (1)	11	(0.4)	11	(0.7)
Change in valuation allowance - Restated (1)	961	(35.2)	774	(47.2)
Other - Restated (1)	(43)	1.6	(227)	13.9
Total income tax expense	$119	(4.4)%	$128	(7.8)%
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2017	2016 Restated (1)
Deferred Tax Assets:
Allowance for loan losses	$2,147	$2,230
Nonaccrual loan interest	373	67
Purchase accounting adjustment	1	3
Net operating loss carryforward - Restated (1)	17,551	16,550
New markets tax credit	2,207	2,207
Depreciation - Restated (1)	2,018	1,656
Market value adjustment on HFS loans	—	13
Unrealized loss on available-for-sale securities	792	139
Other - Restated (1)	810	709
Total Deferred Tax Assets - Restated (1)	25,899	23,574
Deferred Tax Liabilities:
Market value adjustment on HFS loans	68	—
Other	812	593
Total Deferred Tax Liabilities	880	593
Deferred Tax Assets, net - Restated (1)	25,019	22,981
Valuation Allowance - Restated (1)	(25,019)	(22,981)
Deferred Tax Assets, net of valuation allowance	$—	$—
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $0.9 million, but has accumulated availability of $5 million as of March 31, 2017. The total cumulative availability over the carryover period (20 years) is $18.1 million. The Company has a net deferred tax asset (“DTA”) of approximately $25.0 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A full valuation allowance for the remaining net deferred tax asset of $25.0 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has remained as management concluded and continues to conclude that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets.

At March 31, 2017, the Company had net operating carryforwards for federal purposes of approximately $39.4 million, for state purposes of approximately $50.9 million and for city purposes of approximately $44.6 million which are available to offset future federal, state and city income and which expire over varying periods from March 2027 through March 2037.

The Company has no uncertain tax positions. The Company and its subsidiaries are subject to federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before

March 31, 2014. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

NOTE 10.	LOSS PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the years ended March 31:

$ in thousands except per share data	2017	2016 Restated (1)
Net loss available to common shareholders of Carver Bancorp, Inc. - Restated (1)	$(2,853)	$(1,767)

Weighted average common shares outstanding – basic	3,696,420	3,696,420
Weighted average common shares outstanding – diluted	3,696,420	3,696,420

Basic loss per common share - Restated (1)	$(0.77)	$(0.48)
Diluted loss per common share - Restated (1)	$(0.77)	$(0.48)
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

For the years ended March 31, 2017 and 2016, all MRP shares and outstanding stock options were anti-dilutive.

NOTE 11. STOCKHOLDERS' EQUITY

Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2017, there were 3,696,087 shares of Company common stock outstanding.

Series D Preferred Stock ranks senior to the Common Stock. The holders of Series D Preferred Stock are entitled to receive dividends, on an as-converted basis, simultaneously to the payment of any dividends on the Company's common stock. Dividends on the Series D Preferred Stock are not cumulative. If the Company's board of directors does not declare a dividend with respect to any dividend period, the holders of the Series D Preferred Stock will have no right to receive any dividend for that period. The Company may not declare, pay or set apart for payment any dividend or make any distribution on common stock, unless at the time of such dividend or distribution the Company simultaneously pays a non-cumulative dividend or makes a distribution on each outstanding share of Series D Preferred Stock on an as-converted basis. The holders of Series D preferred Stock are generally not entitled to vote, except with respect to amendments to the Company's certificate of incorporation that would change the rights and preferences of the Series D Preferred Stock, the creation or increase of any class of securities senior to the Series D Preferred Stock, the consummation of certain mergers, consolidations or other transactions where the holders of the Series D Preferred Stock are not converted into or exchanged for preference securities of the surviving entity, and as otherwise required by applicable law.
.

The Series D Preferred Stock shall automatically convert into shares of Common Stock only upon the following transfers to third parties (“Eligible Transfers”):

•	a transfer in a widespread public distribution;

•
a transfer in which no transferee (together with its affiliates and other transferees acting in concert with it) acquires more than 2% of the Company’s common stock or any other class or series of the Company’s voting stock; or

•
a transfer to a transferee that (together with its affiliates and other transferees acting in concert with it) owns or controls more than 50% of the Company’s common stock, without regard to the transfer.

The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2017, there were 45,118 shares of Series D Preferred Stock.

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2017, 11,744 shares of its common stock have been repurchased in open market transactions. No shares were repurchased during fiscal 2017.  The U.S. Treasury's prior approval is required to make further repurchases.

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. As of March 31, 2017, the Bank's capital conservation buffer was 1.25% making its minimum CET1 plus buffer 5.75%, its minimum Tier 1 capital plus buffer 7.25% and its minimum total capital plus buffer 9.25%. On January 1, 2018, the capital conservation buffer will increase to 1.875%. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  The previously described Formal Agreement that Carver Federal entered into with the OCC included a capital directive requiring the Bank to achieve and maintain minimum regulatory capital levels of a Tier 1 leverage ratio of 9% and a total risk-based capital ratio of 12%. At March 31, 2017, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage ratio of 8.98%, total risk-based capital ratio of 12.85% and a Tier 1 risk-based capital ratio of 11.88%. However, the Tier 1 leverage ratio of 8.98% was below the Individual Minimum Capital Requirement of 9.00% mandated for the Bank by its primary regulator. Management has informed its regulator of this shortfall and its plans for regaining compliance.

The table below presents the Bank's regulatory capital ratios at March 31, 2017 and 2016.

	March 31, 2017		March 31, 2016 Restated (1)
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital - Restated (1)
Regulatory capital	$61,960	8.98%	$63,931	8.60%
Individual minimum capital requirement	62,092	9.00%		N/A
Minimum capital requirement	27,597	4.00%	29,740	4.00%
Excess	34,363	4.98%	34,191	4.60%

Common equity Tier 1 - Restated (1)
Regulatory capital	$61,960	11.88%	$63,931	12.18%
Minimum capital requirement	23,470	4.50%	23,622	4.50%
Excess	38,490	7.38%	40,309	7.68%

Tier 1 risk-based capital - Restated (1)
Regulatory capital	$61,960	11.88%	$63,931	12.18%
Minimum capital requirement	31,294	6.00%	31,496	6.00%
Excess	30,666	5.88%	32,435	6.18%

Total risk-based capital - Restated (1)
Regulatory capital	$67,020	12.85%	$71,163	13.56%
Individual minimum capital requirement	62,588	12.00%		N/A
Minimum capital requirement	41,725	8.00%	41,995	8.00%
Excess	25,295	4.85%	29,168	5.56%
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the years ended March 31, 2017 and 2016:

$ in thousands	At March 31, 2016	Other Comprehensive Loss	At March 31, 2017
Net unrealized loss on securities available-for-sale	$(307)	$(1,633)	$(1,940)

$ in thousands	At March 31, 2015	Other Comprehensive Income	At March 31, 2016
Net unrealized loss on securities available-for-sale	$(1,045)	$738	$(307)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2017	2016
Reclassification adjustment for sales of available for-sale securities, net of tax	$58	$1	Gain on sale of securities, net

Comprehensive (Loss) Income. Comprehensive (loss) income represents net (loss) income and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2017 included $1.6 million of unrealized losses for the year ended March 31, 2017. The balance at March 31, 2016 included $738 thousand of unrealized gains for the year ended March 31, 2016.

NOTE 13.	EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

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

Compensation expense recognized for the savings incentive plan was $268 thousand and $150 thousand, respectively, for fiscal 2017 and 2016.

Management Recognition Plan (“MRP”). The MRP provided for grants of restricted stock to certain employees at September 12, 1995 adoption of the MRP.  On March 28, 2005 the plan was amended for all future awards.  The MRP provides for additional discretionary grants of restricted stock to those employees selected by the committee established to administer the MRP.  Awards granted prior to March 28, 2005, generally vest in three to five equal annual installments commencing on the first anniversary date of the award, provided the recipient is still an employee of the Company or the Bank on such date.  Under the amended plan, awards granted after March 28, 2005 vest based on a five-year performance-accelerated vesting schedule.  Ten percent of the awarded shares vest in each of the first four years and the remainder in the fifth year but the Compensation Committee may accelerate vesting at any time.  Awards will become 100% vested upon termination of service due to death or disability.  When shares become vested and are distributed, the recipients will receive an amount equal to any accrued dividends with respect thereto.  There are no shares available to grant under the MRP.  Pursuant to the MRP, the Bank recognized $9 thousand as expense for fiscal year 2016. No expense was recognized for fiscal year 2017.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. During fiscal 2016, there were 4,000 options and 4,000 restricted stock awards issued. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2017, there were 4,133 options outstanding under the 2006 Incentive Plan and 933 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. Pursuant to the plan, the Bank recognized $5 thousand and $9 thousand as expense for fiscal years 2017 and 2016, respectively.

In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. As of March 31, 2017, no awards have been made from this plan. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2017		2016
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	4,000	$5.56	—	$—
Granted	—	—	4,000	5.56
Vested	(800)	5.56	—	—
Forfeited	—	—	—	—
Outstanding, end of year	3,200	$5.56	4,000	$5.56

Information regarding stock options as of and for the years ended March 31 is as follows:

	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,924	$81.65	3,029	$246.18
Granted	—	—	4,000	5.56
Exercised	—	—	—	—
Expired/Forfeited	1,791	249.00	1,105	258.30
Outstanding, end of year	4,133	$8.53	5,924	$81.65
Exercisable, at year end	933		1,924

Information regarding stock options as of March 31, 2017 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.00	$5.99	4,000	8.23	$5.56	800	$5.56
90.00	$104.85	133	3.36	97.50	133	97.50
Total		4,133			933

There were no stock options awarded to employees during the year ended March 31, 2017. The four new outside directors who joined in fiscal year 2014 each received a grant of 1,000 options in fiscal 2016. These options vest over five years.

At March 31, 2017, all outstanding options had no intrinsic value.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2017	2016
Risk-free interest rate	N/A	1.78%
Volatility	N/A	10.00%
Annual dividends	N/A	—%
Expected life of option grants	N/A	9.24

The Company recorded compensation expense of $4 thousand in fiscal 2017 and $2 thousand in fiscal 2016.

Performance Compensation Plan.  In 2006, Carver adopted the Performance Compensation Plan of Carver Bancorp, Inc. (the "Performance Compensation Plan"). This Performance Compensation Plan provides for cash payments to officers or employees designated by the Compensation Committee, which also determines the amount awarded to such participants.  Vesting is generally

20% a year over 5 years and awards are fully vested on a change in control (as defined), or termination of employment by death or disability, but the Committee may accelerate vesting at any time.  Payments are made as soon as practicable after the end of the fiscal year in which amounts vest.  No compensation expense was recognized in fiscal year 2017 or 2016.

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

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of March 31:

$ in thousands	2017	2016
Commitments to fund mortgage loans	$900	$15,568
Commitments to fund commercial and consumer loans	3,530	3,000
Lines of credit	8,527	6,144
Letters of credit	69	234
Commitment to fund private equity investment	640	852
	$13,666	$25,798

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2016 (1)	$2,009
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	60
Principal payments received on open claims	(25)
Open claims as of March 31, 2017 (1)	$2,044

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

The table below summarizes changes in our representation and warranty reserves during fiscal 2017.

$ in thousands	March 31, 2017
Representation and warranty repurchase reserve, March 31, 2016 (1)	$186
Net recovery of repurchase losses (2)	(24)
Representation and warranty repurchase reserve, March 31, 2017 (1)	$162
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Lease Commitments.  Rentals under long-term operating leases for certain branches aggregated approximately $1.3 million and $1.5 million for fiscal years 2017 and 2016, respectively. As of March 31, 2017, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2026 follow:

$ in thousands
Year Ending March 31,	Minimum Rental
2018	$1,284
2019	966
2020	582
2021	382
2022	90
Thereafter	353
$3,657

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2017, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2017 and 2016, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$192	$192
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,487	—	2,487
Federal Home Loan Mortgage Corporation	—	7,858	—	7,858
Federal National Mortgage Association	—	26,313	—	26,313
Other	—	—	45	45
U.S. Government Agency securities	—	7,482	—	7,482
Corporate bonds	—	4,964	—	4,964
Other investments	—	9,504	358	9,862
Total available-for-sale securities	—	58,608	403	59,011
Total assets	$—	$58,608	$595	$59,203

	Fair Value Measurements at March 31, 2016, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	201	$201
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,623	—	4,623
Federal Home Loan Mortgage Corporation	—	7,678	—	7,678
Federal National Mortgage Association	—	7,824	—	7,824
Other	—	—	45	45
U.S. Government Agency securities	—	26,069	—	26,069
Other investments	—	9,793	148	9,941
Total available-for-sale securities	—	55,987	193	56,180
Total assets	$—	$55,987	$394	$56,381

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other available-for-sale securities. Level 3 assets accounted for 0.09% of the Company's total assets at March 31, 2017 and 0.05% at March 31, 2016.

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

During the fiscal year ended March 31, 2017, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2017 and 2016:

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2017	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2017
Available-for-Sale:
Securities Available-for-Sale	$45	$—	$—	$—	$45	$—
Other investments	148	(1)	211	—	358	—

Mortgage Servicing Rights	201	(9)	—	—	192	(9)

$ in thousands	Beginning balance, April 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2016	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2016
Available-for-Sale
Securities Available-for-Sale	$47	$—	$(2)	$—	$45	$—
Other investments	—		148	—	148	—

Mortgage Servicing Rights	210	(9)	—	—	201	(8)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Securities Available-for-Sale	$45	Cost	n/a
Other investments	358	Cost	Contribution into Fund	358

Mortgage Servicing Rights	192	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	22.37%

$ in thousands	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Securities Available-for-Sale	45	Cost	n/a
Other investments	148	Cost	Contribution into Fund	148

Mortgage Servicing Rights	201	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	20.84%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2017 and 2016, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans with a specific reserve allocated	$—	$—	$5,953	$5,953
Other real estate owned	$—	$—	$990	$990

	Fair Value Measurements at March 31, 2016, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans with a specific reserve allocated	$—	$—	$4,669	$4,669
Other real estate owned	$—	$—	$1,008	$1,008

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans with a specific reserve allocated	$5,953	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

Other real estate owned	990	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans with a specific reserve allocated	$4,669	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

Other real estate owned	1,008	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$58,686	$58,686	$58,686	$—	$—
Restricted cash	283	283	—	283	—
Available-for-sale securities	59,011	59,011	—	58,608	403
FHLB Stock	2,171	2,171	—	2,171	—
Held-to-maturity securities	13,435	13,497	—	13,497	—
Loans receivable	540,492	543,929	—	—	543,929
Loans held-for-sale	944	944	—	—	944
Accrued interest receivable	1,583	1,583	—	1,583	—
Mortgage servicing rights	192	192	—	—	192
Other assets - Interest-bearing deposits	985	985	—	985	—
Financial Liabilities:
Deposits	$579,176	$548,902	$313,430	$235,472	$—
Advances from FHLB of New York	30,000	29,994	—	29,994	—
Other borrowed money	19,403	18,896	—	18,896	—
Accrued interest payable	390	390	—	390	—

	March 31, 2016
$ in thousands	Carrying Amount Restated (1)	Estimated Fair Value Restated (1)	Quoted Prices in Active Markets for Identical Assets (Level 1) Restated (1)	Significant Other Observable Inputs (Level 2) Restated (1)	Significant Unobservable Inputs (Level 3) Restated (1)
Financial Assets:
Cash and cash equivalents - Restated (1)	$63,188	$63,188	$63,188	$—	$—
Restricted cash	225	225	—	225	—
Available-for-sale securities	56,180	56,180	—	55,987	193
FHLB Stock	2,883	2,883	—	2,883	—
Securities held-to-maturity	15,311	15,653	—	15,653	—
Loans receivable - Restated (1)	583,396	586,162	—	—	586,162
Loans held-for-sale - Restated (1)	2,436	2,436	—	—	2,436
Accrued interest receivable - Restated (1)	2,420	2,420	—	2,420	—
Mortgage servicing rights	201	201	—	—	201
Other assets - Interest-bearing deposits	983	983	—	983	—
Financial Liabilities:
Deposits	$606,741	$585,394	$329,398	$255,996	$—
Advances from FHLB of New York	50,000	50,141	—	50,141	—
Other borrowed money	18,403	18,734	—	18,734	—
Accrued interest payable - Restated (1)	2,331	2,331	—	2,331	—
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of March 31, 2017 and March 31, 2016. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

As none of the Bank's VIEs meet the above criteria, there are no consolidated VIEs at March 31, 2017.

The Bank's VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at March 31, 2017 are presented below:

	Involvement with SPE (000's)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 13	500	10,500	—	—	—	—	—	4,095	4,095
CDE 14	400	10,000	10,034	10,034	—	1	—	3,900	3,901
CDE 15, CDE 16, CDE 17	900	20,500	20,613	20,613	—	2	—	7,995	7,997
CDE 18	600	13,254	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	10,980	10,980	—	1	—	4,191	4,192
CDE 20	625	12,500	12,040	12,040	—	1	—	4,875	4,876
CDE 21	625	12,500	12,092	12,092	—	1	—	4,875	4,876
Total	$4,150	$90,000	$92,441	$92,441	$13,000	$407	$—	$35,100	$48,507

In June 2006, CCDC received a NMTC award of $59 million. In fiscal 2008, CCDC transferred $19 million of rights to an investor in a NMTC project (entity CDE 10). The NMTC compliance period was completed and the entity was dissolved in May 2015. With respect to the remaining $40 million of the original NMTC award, CCDC established various special purpose entities (CDEs 1-9,11-12) through which its investments in NMTC eligible activities are conducted.  As the Bank is exposed to all of the expected losses and residual returns from these investments under ASC Topic 810, the Bank has determined it has a controlling financial interest and is the primary beneficiary of these entities. During December 2010, Carver divested its interest in the remaining $7.8 million NMTC tax credits that it would have received through the period ending March 31, 2014, by transferring its equity ownership in the CDEs and the associated rights to an investor in exchange for $6.7 million in cash. In March 2015, the investor exercised its option to sell the equity interest in the CDEs back to Carver. The Bank has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The NMTC compliance period was completed and CDEs 2-9, 11 and 12 were dissolved in 2016.

In May 2009, CCDC received a second NMTC award of $65 million. During the period from December 2009 to December 2010, CCDC transferred rights to investors in NMTC projects (entities CDEs 13-19). In August 2011, CCDC received a third NMTC award of $25 million. In January 2012 and September 2012, CCDC transferred rights to investors in NMTC projects (CDEs 20 and 21).  CCDC has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2017, there have been no activities in these entities.

NOTE 18.	OTHER NON-INTEREST INCOME AND EXPENSE

The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2017	2016 Restated (1)
Other non-interest income:
Compliance fee	$397	$348
Other	384	378
Total non-interest income	$781	$726

Other non-interest expense:
Advertising	465	233
Legal expense	860	271
Insurance and surety	675	896
Audit expense	1,333	952
Outsourced service	417	383
Data Lines / Internet	311	350
Collection expense	216	405
Retail expenses	729	624
Chargeoffs and other losses	894	1,465
Director's fees	296	337
Other	2,703	2,828
Total non-interest expense	$8,899	$8,744
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Notes 1 and 19 for further detail.

NOTE 19.QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2017 and 2016. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Restatement

The Company has restated its consolidated financial statements for fiscal year 2016 contained in the Annual Reports on Form 10-K for the years ended March 31, 2017 and 2016, and its unaudited interim consolidated financial statements contained in the Company's Quarterly Reports on Form 10-Q for each of the quarters ended June 30, 2016 and 2015, September 30, 2016 and 2015 and December 31, 2016 and 2015. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The Restatement corrects a material error related to approximately $1.7 million of reconciling items that were identified as uncollectable and written off primarily during the fourth quarter of fiscal year 2017 as part of the focused review of reconciliations and internal controls. Management's evaluation of the items written off concluded that approximately $1.0 million of these writeoffs should have been accounted for in prior periods; $666 thousand of the amount written off should have been accounted for in fiscal year 2016 and the $361 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $666 thousand of writeoffs attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for fiscal year 2016 as an increase to Other Non-Interest Expense.

The Company also identified and corrected material errors related to the accounting for loans on the Company's servicing platforms. The accounting adjustments are related to system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. Management's evaluation of these items concluded that approximately $1.2 million should have been accounted for in prior periods: $865 thousand should have been accounted for in fiscal year 2016 and the $285 thousand remainder should have been accounted for in years prior to fiscal year 2016. The $865 thousand of adjustments attributable to fiscal year 2016 have been reflected in the Consolidated Statement of Operations for the fiscal year 2016 as a reduction in interest income on loans.

In addition to the errors described above, adjustments have been made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to other liabilities, interest expense and certain reclassification entries between interest income and non-interest income. The impact of these corrections on the fiscal 2016 Statement of Operations was to increase interest on loans by $521 thousand and interest expense on advances and other borrowed money by $66 thousand and decrease loan fees and service charges by $521 thousand.

The quarterly adjustments in fiscal 2017 represent a reclassification of $78 thousand from non-interest income to loan interest income and the effects in the fiscal year of the restatement adjustments noted above.

	June 30, 2016			September 30, 2016			December 31, 2016			March 31, 2017
$ in thousands, except per share data	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Fiscal 2017
Interest income	$6,906	14	$6,920	$6,284	42	$6,326	$6,104	43	$6,147	$6,733
Interest expense	1,241	21	1,262	1,401	(178)	1,223	1,282	—	1,282	1,151
Net interest income	5,665	(7)	5,658	4,883	220	5,103	4,822	43	4,865	5,582
(Recovery of) provision for loan losses	(204)	—	(204)	(160)	—	(160)	(128)	—	(128)	521
Non-interest income	1,163	(23)	1,140	1,278	(21)	1,257	1,105	(34)	1,071	1,150
Non-interest expense	6,587	53	6,640	6,573	198	6,771	7,211	(254)	6,957	8,163
Income tax expense	37	—	37	—	—	—	—	—	—	82
Net income (loss)	$408	$(83)	$325	$(252)	$1	$(251)	$(1,156)	$263	$(893)	$(2,034)
Earnings (loss) per common share
Basic	$0.04	$—	0.04	$(0.07)	$—	(0.07)	$(0.31)	$0.07	(0.24)	$(0.55)
Diluted	$0.04	$—	0.04	$(0.07)	$—	(0.07)	$(0.31)	$0.07	(0.24)	$(0.55)

	June 30, 2015			September 30, 2015			December 31, 2015			March 31, 2016
$ in thousands, except per share data	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Fiscal 2016
Interest income	$6,208	(181)	$6,027	$6,730	(145)	$6,585	$7,009	(186)	$6,823	$6,961	168	$7,129
Interest expense	1,058	14	1,072	1,093	16	1,109	1,171	17	1,188	1,217	19	1,236
Net interest income	5,150	(195)	4,955	5,637	(161)	5,476	5,838	(203)	5,635	5,744	149	5,893
Provision for loan losses	34	—	34	643	—	643	728	—	728	90	—	90
Non-interest income	1,193	(34)	1,159	1,131	(83)	1,048	2,741	(24)	2,717	1,470	(380)	1,090
Non-interest expense	5,851	87	5,938	6,202	163	6,365	7,214	187	7,401	8,184	229	8,413
Income tax expense (benefit)	13	—	13	79	—	79	67	—	67	(31)	—	(31)
Net income (loss)	$445	$(316)	$129	$(156)	$(407)	$(563)	$570	$(414)	$156	$(1,029)	$(460)	$(1,489)
Earnings (loss) per common share
Basic	$0.05	$(0.04)	$0.01	$(0.04)	$(0.11)	$(0.15)	$0.06	$(0.04)	$0.02	$(0.28)	$(0.12)	(0.40)
Diluted	$0.05	$(0.04)	$0.01	$(0.04)	$(0.11)	$(0.15)	$0.06	$(0.04)	$0.02	$(0.28)	$(0.12)	(0.40)

NOTE 20.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2017	2016 Restated (1)
Assets
Cash on deposit with subsidiaries	$492	$2,995
Investment in subsidiaries (1)	60,921	64,597
Other assets	15	69
Total assets (1)	$61,428	$67,661

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	228	51
Other liabilities (1)	399	2,327
Total liabilities (1)	$14,030	$15,781

Stockholders’ equity (1)	$47,398	$51,880
Total liabilities and stockholders’ equity (1)	$61,428	$67,661
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Investment in subsidiaries, total assets and total liabilities and stockholders' equity were each reduced by $2.2 million, other liabilities and total liabilities increased by $157 thousand and stockholders' equity was reduced by $2.3 million. Refer to Notes 1 and 19 for further detail.

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2017	2016 Restated (1)
Income
Equity in net loss from subsidiaries (1)	$(2,048)	$(767)
Other income	26	23
Total income (1)	(2,022)	(744)
Expenses
Interest expense on borrowings (1)	568	531
Salaries and employee benefits	—	237
Shareholder expense	82	82
Other	181	173
Total expense (1)	831	1,023
Net loss (1)	$(2,853)	$(1,767)
Comprehensive loss (1)	$(4,486)	$(1,029)
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Equity in net loss from subsidiaries was increased and total income was reduced by $1.5 million, interest expense on borrowings and total expense were increased by $66 thousand, and net loss and comprehensive loss were increased $1.6 million. Refer to Notes 1 and 19 for further detail.

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2017	2016 Restated (1)
Cash Flows From Operating Activities
Net loss (1)	$(2,853)	$(1,767)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss of subsidiaries (1)	2,048	767
Increase in account receivable from subsidiaries	—	(1)
Decrease (increase) in other assets	54	(14)
Increase (decrease) in accounts payable to subsidiaries	176	(1,199)
(Decrease) increase in other liabilities (1)	(1,928)	530
Net cash used in operating activities	(2,503)	(1,684)

Net decrease in cash	(2,503)	(1,684)
Cash and cash equivalents – beginning	2,995	4,679
Cash and cash equivalents – ending	$492	$2,995
(1) March 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Net loss was increased by $1.6 million, equity in net loss of subsidiaries was increased by $1.5 million and increase in other liabilities was increased by $66 thousand. Refer to Notes 1 and 19 for further detail.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 7, 2016, the Board of Directors of the Company formally engaged BDO USA, LLP (“BDO”), following approval by the Board’s Finance and Audit Committee and BDO, as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2017. The Company’s previous independent registered public accounting firm, KPMG LLP (“KPMG”) was notified on July 5, 2016 that it would not be retained as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2017.

On July 7, 2017, upon the recommendation of management, the Board's Finance and Audit Committee determined that the Company would restate its financial statement for the fiscal year ended March 31, 2016 and its unaudited interim financial statements for the fiscal quarters ended June 30, 2015 through December 31, 2016. BDO was engaged to reaudit the Company's financial statements for the fiscal year ended March 31, 2016.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2017, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 filed on August 12, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016. The material weaknesses in internal control over financial reporting related to the accounting for specified credits in connection with the negotiation and execution of a contract with a service provider; the accuracy of a gain recognized and the collectability of a receivable recorded in connection with the sale of a loan; the presentation and disclosure of earnings-per-share in accordance with the two-class method; and the presentation of cash flows. Those items were corrected and effective controls related to them were established during fiscal 2017.

During fiscal year 2017, our evaluation of the Company's internal controls over financial reporting identified two material weaknesses. The first material weaknesses related to the lack of timely identification and accounting for loan maintenance changes and payment application. As a result, changes in loan interest rates and payment amounts on loans serviced by third parties were not timely accounted for in our core system which led to inaccurate postings of loan payments. The second material weakness related to the failure of controls over general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items. In some instances, reconciliations were not performed adequately in order to monitor the Company's exposure to loss; in others, open items were not actively researched in order to clear them; in all, stale-dated open items were left on the books instead of being analyzed for collectability and then written off if necessary. These two material weaknesses resulted in the correction of the material errors and restatement of prior financial statements as disclosed in Note 1 to the consolidated financial statements. Management has identified effective control plans for the remediation of both material weaknesses, which will be implemented in fiscal year 2018.

(b) Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's system of internal control is designed under the supervision of management, including the Company's Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and the Bank; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was, due to material weaknesses identified, not effective as of March 31, 2017. Management identified material weakness in internal controls relating to the lack of timely identification and accounting for loan maintenance changes and payment application and the failure of controls over general ledger account reconciliations to timely identify and account for stale-dated and other uncollectible reconciling items. These material weaknesses had a material effect on our reported financial condition or results of operations as of and for the period ended March 31, 2017 and resulted in the restatement of prior period financial statements. We have begun the process of implementing remedial changes to improve our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Remediation Plan

The Company retained a new Chief Financial Officer in March 2016 to effectuate a plan to appropriately remediate these material weaknesses. A new Controller was retained subsequent to September 30, 2016 and in February 2017 added a CPA/MBA with more than ten years experience as a Vice President in charge of the control environment. The hiring, training and development, and retention of qualified, knowledgeable and experienced staff is a primary focus, but it does not preclude the implementation of additional measures. As such, the Chief Financial Officer and the Controller are outlining new policies, procedures and guidelines for the financial area, as well as educational classes for the staff. In addition, the control environment throughout the Company is being reviewed as it relates to financial reporting. Key controls are being validated and analyzed for completeness; certification processes are being audited. The material weaknesses disclosed in the Company's March 31, 2016 Form 10-K have since been remediated, as validated by our internal audit firm, Crowe Horwath.

In addition, changes have already been implemented to address the fiscal year 2017 material weaknesses disclosed above. A quality control specialist has been added to the loan operations department to ensure that system inputs and maintenance are in accordance with contractual terms. Reconciliations between the Company's loan system and the servicer system reports were put into place immediately, creating a three-way reconciliation between the Company's core loan accounting system, its general ledger system and the records of the third party service provider. Parameter changes have been made to the loan servicing system to correct principal and interest allocation of payments, automate rate changes and account for partial payments. Corrections to individual loans accounts will be completed during fiscal year 2018. The systemic modifications, when coupled with the loan quality control specialist and new reconciliation controls, are expected to remediate and cure the identified control deficiency.

General ledger reconciliation policies and procedures have been revised to exert tighter control over the process, and a policy for the timely write-off of stale-dated items has been established. "Stale-dated" has been defined by type of account and is based on the risk level of the account, as is the required frequency of reconciliation. Responsibility for the clearing of open items has been mandated and department heads will be required to provide action plans for resolution of open items older than 30 days when submitting monthly reconciliations. Reconciliations for accounts identified as high risk must also be signed by the Chief Financial Officer and the Chief Operations Officer. Accountability for excessive write-offs will become part of the annual review process. Education on proper reconciliation procedures will be conducted and templates have been developed so that supervisors may more easily review consistent formats. These changes will combine to create a "best practices" control environment for general ledger reconciliations and cure the identified material weaknesses.

(d) Changes in Internal Control Over Financial Reporting

Other than the remediations noted in paragraph (c) above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item will be provided supplementary through an amendment to this Form 10-K. The information that responds to this Item with respect to Directors will be provided supplementary through an amendment to this Form 10-K. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act will be provided supplementary through an amendment to this Form 10-K.
Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee will be provided supplementary through an amendment to this Form 10-K. Information regarding the process for shareholder nomination of directors will be provided supplementary through an amendment to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item will be provided supplementary through an amendment to this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item will be provided supplementary through an amendment to this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required in response to this Item will be provided supplementary through an amendment to this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item will be provided supplementary through an amendment to this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statements of Financial Condition as of March 31, 2017 and 2016

3.	Consolidated Statements of Operations for the years ended March 31, 2017 and 2016

4.	Consolidated Statements of Comprehensive Loss for the years ended March 31, 2017 and 2016

5.	Consolidated Statements of Changes in Equity for the years ended March 31, 2017 and 2016

6.	Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016

7.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

ITEM 16.	FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (2)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
10.1	Carver Bancorp, Inc. 1995 Stock Option Plan, effective as of September 12, 1995 (1)
10.2	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (3)
10.3	Carver Federal Savings Bank Deferred Compensation Plan, effective as of August 10, 1993 (1)
10.4	Carver Federal Savings Bank Retirement Plan for Non-employee Directors, effective as of October 24, 1994 (1)
10.5	Carver Bancorp, Inc. Management Recognition Plan, effective as of September 12, 1995 (1)
10.6	Carver Bancorp, Inc. Incentive Compensation Plan, effective as of September 12, 1995 (1)
10.7	Amendment to the Carver Bancorp, Inc. 1995 Stock Option Plan (4)
10.8	Form of Letter Employment Agreement between Executive Officers and Carver Bancorp, Inc. (5)
10.9	Carver Bancorp, Inc. Compensation Plan for Non-Employee Directors (3) (*)
10.10	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (3)
10.11	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (3)
10.12	Guarantee Agreement by and between Carver Bancorp, Inc. and U.S. Bank National Association, dated as of September 17, 2003 (6)
10.13
Amended and Restated Declaration of Trust by and among, U.S. Bank National Association, as Institutional Trustee, Carver Bancorp, Inc., as Sponsor, and Linda Dunn, William Gray and Deborah Wright, as Administrators, dated as of September 17, 2003 (6)

10.14	Indenture, dated as of September 17, 2003, between Carver Bancorp, Inc., as Issuer, and U.S. Bank National Association, as Trustee (6)
10.15	Second Amendment to the Carver Bancorp, Inc. Management Recognition Plan, effective as of September 23, 2003 (7)
10.16	Amended Share Voting Stipulation and Undertaking made by Carver Bancorp, Inc. in favor of the OTS, made as of April 22, 2004 (7)
10.17	Trust Agreement between Carver Bancorp, Inc. and American Stock & Transfer Trust Company, dated May 3, 2004 (7)
10.18	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (8)
10.19	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 (9)
10.20	Amendment to the Carver Bancorp, In. Stock Incentive Plan (10)
10.21	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (10)
10.22	Employment Agreement Entered into as of January 1, 2015 Between Carver Federal Savings Bank and Michael T. Pugh (11) (*)
10.23	Carver Bancorp, Inc. 2014 Equity Incentive Plan (12)
10.24	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (13)
14	Code of Ethics (14)
21.1	Subsidiaries of the Registrant
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(3)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(4)	Incorporated herein by reference to the Registrant's Proxy Statement dated January 25, 2001.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(6)	Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(7)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(8)	Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(9)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

(10)
Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 17, 2009.

(11)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015.

(12)
Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.

(13)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.

(14)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

November 9, 2017	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on November 9, 2017 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael T. Pugh	President and Chief Executive Officer
Michael T. Pugh	(Principal Executive Officer)

/s/ Christina L. Maier	First Senior Vice President and Chief Financial Officer
Christina L. Maier	(Principal Accounting Officer and Principal Financial Officer)

/s/ Robert R. Tarter	Chairman
Robert R. Tarter

/s/ Ingrid LaMae deJongh	Director
Ingrid LaMae deJongh

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Lewis P. Jones III	Director
Lewis P. Jones III

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Craig C. MacKay	Director
Craig C. MacKay

/s/ Michael T. Pugh	Director
Michael T. Pugh

/s/ Janet L. Rollé	Director
Janet L. Rollé

/s/ Susan M. Tohbe	Director
Susan M. Tohbe