Form 10-Q
period 2017-06-30
CARVER BANCORP INC
filed 2017-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Registrant’s telephone number, including area code: (718) 230-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company	☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2017	March 31, 2017
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,195	$58,428
Money market investments	258	258
Total cash and cash equivalents	45,453	58,686
Restricted cash	—	283
Investment securities:
Available-for-sale, at fair value	58,107	59,011
Held-to-maturity, at amortized cost (fair value of $13,221 and $13,497 at June 30, 2017 and March 31, 2017, respectively)	13,094	13,435
Total investment securities	71,201	72,446

Loans held-for-sale (HFS)	1,020	944

Loans receivable:
Real estate mortgage loans	457,112	471,444
Commercial business loans	67,968	65,114
Consumer loans	8,612	8,994
Loans, gross	533,692	545,552
Allowance for loan losses	(5,133)	(5,060)
Total loans receivable, net	528,559	540,492
Premises and equipment, net	5,548	5,427
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,122	2,171
Accrued interest receivable	1,778	1,583
Other assets	5,393	5,829
Total assets	$661,074	$687,861

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$56,191	$61,576
Interest-bearing deposits
Savings	102,738	100,913
Interest-bearing checking	24,130	37,180
Money market	108,835	140,807
Certificates of deposit	265,005	236,342
Escrow	1,762	2,358
Total interest-bearing deposits	502,470	517,600
Total deposits	558,661	579,176
Advances from the FHLB-NY and other borrowed money	44,403	49,403
Other liabilities	10,874	11,884
Total liabilities	613,938	640,463

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding)	61	61
Additional paid-in capital	55,475	55,474
Accumulated deficit	(51,537)	(50,898)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(1,564)	(1,940)
Total equity	47,136	47,398
Total liabilities and equity	$661,074	$687,861
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2017	2016 Restated (1)
Interest income:
Loans	$5,652	$6,453
Mortgage-backed securities	250	170
Investment securities	158	228
Money market investments	111	69
Total interest income	6,171	6,920

Interest expense:
Deposits	932	935
Advances and other borrowed money	286	327
Total interest expense	1,218	1,262

Net interest income	4,953	5,658
Provision for (recovery of) loan losses	120	(204)
Net interest income after provision for (recovery of) loan losses	4,833	5,862

Non-interest income:
Depository fees and charges	895	802
Loan fees and service charges	98	120
Gain on sale of loans, net	—	66
Gain on sale of real estate owned, net of market value adjustment	67	—
Gain on sale of building, net	17	17
Other	132	135
Total non-interest income	1,209	1,140

Non-interest expense:
Employee compensation and benefits	3,069	2,936
Net occupancy expense	827	743
Equipment, net	193	188
Data processing	393	328
Consulting fees	240	192
Federal deposit insurance premiums	147	166
Other	1,784	2,087
Total non-interest expense	6,653	6,640

(Loss) income before income taxes	(611)	362
Income tax expense	30	37
Net (loss) income	$(641)	$325

(Loss) earnings per common share:
Basic	$(0.17)	$0.04
Diluted	(0.17)	0.04
(1) June 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2017	2016 Restated (1)
Net (loss) income	$(641)	$325
Other comprehensive income, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	376	359
Less: Reclassification adjustment for sales of available-for-sale securities, net of income tax expense of $0	—	—
Total other comprehensive income, net of tax	376	359
Total comprehensive (loss) income, net of tax	$(265)	$684
(1) June 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the three months ended June 30, 2017 and 2016
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2017	$45,118	$61	$55,474	$(50,898)	$(417)	$(1,940)	$47,398
Net loss	—	—	—	(641)	—	—	(641)
Other comprehensive income, net of taxes	—	—	—	—	—	376	376
Stock based compensation expense	—	—	1	2	—	—	3
Balance — June 30, 2017	$45,118	$61	$55,475	$(51,537)	$(417)	$(1,564)	$47,136

Balance — March 31, 2016 Restated (1)	$45,118	$61	$55,470	$(48,045)	$(417)	$(307)	$51,880
Net income — Restated (1)	—	—	—	325	—	—	325
Other comprehensive income, net of taxes	—	—	—	—	—	359	359
Balance — June 30, 2016 Restated (1)	$45,118	$61	$55,470	$(47,720)	$(417)	$52	$52,564
(1) 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2017	2016 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (1)	$(641)	$325

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	120	(204)
Stock based compensation expense	3	—
Depreciation and amortization expense	203	215
Gain on sale of real estate owned, net of market value adjustment	(67)	—
Gain on sale of loans, net	—	(66)
Gain on sale of building	(17)	(17)
Amortization and accretion of loan premiums and discounts and deferred charges	94	116
Amortization and accretion of premiums and discounts — securities	85	77
Increase in accrued interest receivable (1)	(195)	(601)
Decrease (increase) in other assets (1)	165	(17)
(Decrease) increase in other liabilities (1)	(1,016)	858
Net cash used in (provided by) operating activities	(1,266)	686
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(44)
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	1,210	2,509
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	326	313
Originations of loans held-for-investment, net of repayments	11,731	19,550
Proceeds on sale of loans	—	4,463
Decrease in restricted cash	283	—
Redemption of FHLB-NY stock	49	667
Purchase of premises and equipment	(321)	(10)
Proceeds from sale of real estate owned	270	—
Net cash provided by investing activities	13,548	27,448
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(20,515)	(26,798)
Net decrease in FHLB-NY advances and other borrowings	(5,000)	(19,000)
Net cash used in financing activities	(25,515)	(45,798)
Net decrease in cash and cash equivalents	(13,233)	(17,664)
Cash and cash equivalents at beginning of period	58,686	63,188
Cash and cash equivalents at end of period	$45,453	$45,524

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to held-for-sale loans	$—	$3,410

Cash paid for:
Interest	$1,094	$1,111
(1) June 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION

Nature of operations

Carver Bancorp, Inc. (on a stand-alone basis, the “Company” or “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiary is Carver Federal Savings Bank (the “Bank” or “Carver Federal”). Carver Federal's wholly-owned subsidiaries are CFSB Realty Corp., Carver Community Development Corporation (“CCDC”) and CFSB Credit Corp., which is currently inactive. The Bank has a real estate investment trust, Carver Asset Corporation ("CAC"), that was formed in February 2004.

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval.

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

The Company's audited results as of and for the year ended March 31, 2016, as well as the unaudited condensed consolidated financial information for the quarterly periods in 2017 and 2016 were restated in the Annual Report on Form 10-K for the year ended March 31, 2017 (the "Restatement"). The Restatement corrected material errors related to reconciling items that were identified as uncollectable that should have been written off in prior periods, as well as adjustments related to loan system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. In addition to these errors, adjustments were made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to other liabilities, interest expense and certain reclassification entries. The cumulative impact of the Restatement and error corrections on the quarter ended June 30, 2016 was increases in interest income of $14 thousand, interest expense of $21 thousand, and other non-interest expense of $53 thousand and a decrease in non-interest income of $23 thousand. Basic and diluted earnings per share were unchanged. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended March 31, 2018. The consolidated balance sheet at June 30, 2017 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2017. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2017	2016 Restated (1)
Net (loss) income - Restated (1)	$(641)	$325
Less: Participated securities share of undistributed earnings	—	195
Net (loss) income available to common shareholders - Restated (1)	$(641)	$130

Weighted average common shares outstanding - basic	3,696,420	3,696,420
Effect of dilutive Management Recognition Plan ("MRP") shares	—	4,000
Weighted average common shares outstanding – diluted	3,696,420	3,700,420

Basic (loss) earnings per common share - Restated (1)	$(0.17)	$0.04
Diluted (loss) earnings per common share - Restated (1)	$(0.17)	$0.04
(1) June 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three months ended June 30, 2017 and 2016:

$ in thousands	At March 31, 2017	Other Comprehensive Income, net of tax	At June 30, 2017
Net unrealized loss on securities available-for-sale	$(1,940)	$376	$(1,564)

$ in thousands	At March 31, 2016	Other Comprehensive Income, net of tax	At June 30, 2016
Net unrealized (loss) gain on securities available-for-sale	$(307)	$359	$52

There were no reclassifications out of accumulated other comprehensive income (loss) to the consolidated statement of income for the three months ended June 30, 2017 and 2016.

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2017, $58.1 million, or 81.6%, of the Bank’s total securities were classified as available-for-sale, and the remaining $13.1 million, or 18.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2017 and March 31, 2017.

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at June 30, 2017 and March 31, 2017:

	At June 30, 2017
	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,326	$—	$42	$2,284
Federal Home Loan Mortgage Corporation	7,680	—	159	7,521
Federal National Mortgage Association	26,594	—	727	25,867
Other	45	—	—	45
Total mortgage-backed securities	36,645	—	928	35,717
U.S. Government Agency Securities	7,571	—	87	7,484
Corporate Bonds	5,097	—	107	4,990
Other investments (1)	10,358	—	442	9,916
Total available-for-sale	$59,671	$—	$1,564	$58,107
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,722	$90	$—	$1,812
Federal National Mortgage Association and Other	10,372	43	35	10,380
Total held-to-maturity mortgage-backed securities	12,094	133	35	12,192
Corporate Bonds	1,000	29	—	1,029
Total held-to maturity	$13,094	$162	$35	$13,221

	At March 31, 2017
	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,576	$—	$89	$2,487
Federal Home Loan Mortgage Corporation	8,053	—	195	7,858
Federal National Mortgage Association	27,241	—	928	26,313
Other	45	—	—	45
Total mortgage-backed securities	37,915	—	1,212	36,703
U.S. Government Agency Securities	7,574	—	92	7,482
Corporate Bonds	5,104	—	140	4,964
Other investments (1)	10,358	—	496	9,862
Total available-for-sale	$60,951	$—	$1,940	$59,011
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,797	$86	$—	$1,883
Federal National Mortgage Association and Other	10,638	12	60	10,590
Total held-to-maturity mortgage-backed securities	12,435	98	60	12,473
Corporate Bonds	1,000	24	—	1,024
Total held-to-maturity	$13,435	$122	$60	$13,497
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

There were no sales of securities from the available-for-sale portfolio for the three months ended June 30, 2017 and 2016.

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2017 and March 31, 2017 for less than 12 months and 12 months or longer:

	At June 30, 2017
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$888	$33,916	$40	$1,756	$928	$35,672
U.S. Government Agency Securities	87	7,484	—	—	87	7,484
Corporate Bonds	107	4,990	—	—	107	4,990
Other investments (1)	—	—	442	9,558	442	9,558
Total available-for-sale securities	$1,082	$46,390	$482	$11,314	$1,564	$57,704

Held-to-Maturity:
Mortgage-backed securities	$35	$4,370	$—	$—	$35	$4,370
Total held-to-maturity securities	35	4,370	—	—	35	4,370
Total securities	$1,117	$50,760	$482	$11,314	$1,599	$62,074

	At March 31, 2017
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,171	$34,716	$41	$1,942	$1,212	$36,658
U.S. Government Agency Securities	92	7,482	—	—	92	7,482
Corporate bonds	140	4,964	—	—	140	4,964
Other investments (1)	—	—	496	9,504	496	9,504
Total available-for-sale securities	$1,403	$47,162	$537	$11,446	$1,940	$58,608

Held-to-Maturity:
Mortgage-backed securities	$60	$7,623	$—	$—	$60	$7,623
Total held-to-maturity securities	60	7,623	—	—	60	7,623
Total securities	$1,463	$54,785	$537	$11,446	$2,000	$66,231
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

A total of 31 securities had an unrealized loss at June 30, 2017 compared to 33 at March 31, 2017. Mortgage-backed securities represented 61.8% of total available-for-sale securities in an unrealized loss position at June 30, 2017. There was one mortgage-backed security and one investment in a CRA fund that had an unrealized loss position for more than 12 months, and five corporate bonds that had an unrealized loss position for less than 12 months at June 30, 2017. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or until the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). At June 30, 2017, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at June 30, 2017, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$5,060	$4,996	1.66%
Five through ten years	14,206	13,914	2.00%
After ten years	40,405	39,197	1.51%
Total	$59,671	$58,107	1.64%

Held-to-maturity:
Five through ten years	$6,480	$6,576	3.04%
After ten years	6,614	6,645	2.47%
Total	$13,094	$13,221	2.75%

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

The following is a summary of loans receivable at June 30, 2017 and March 31, 2017:

	June 30, 2017		March 31, 2017
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$128,936	24.3%	$132,679	24.5%
Multifamily	82,392	15.6%	87,824	16.2%
Commercial real estate	241,815	45.7%	241,794	44.7%
Construction	—	—%	4,983	0.9%
Business (1)	68,015	12.8%	65,151	12.0%
Consumer (2)	8,530	1.6%	8,994	1.7%
Total loans receivable	$529,688	100.0%	$541,425	100.0%

Unamortized premiums, deferred costs and fees, net	4,004		4,127

Allowance for loan losses	(5,133)		(5,060)
Total loans receivable, net	$528,559		$540,492

Loans HFS	$1,020		$944
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2017 and 2016, and the fiscal year ended March 31, 2017.

Three months ended June 30, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,663	$1,213	$1,496	$106	$573	$9	$5,060
Charge-offs	81	—	—	—	20	14	115
Recoveries	—	—	5	—	59	4	68
Provision for (Recovery of) Loan Losses	(64)	14	146	(106)	112	18	120
Ending Balance	$1,518	$1,227	$1,647	$—	$724	$17	$5,133

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,368	1,221	1,645	—	647	17	4,898
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	150	6	2	—	77	—	235

Loan Receivables Ending Balance:	$131,134	$83,234	$242,743	$—	$67,968	$8,613	$533,692
Ending Balance: collectively evaluated for impairment	124,905	81,639	239,733	—	62,984	8,613	517,874
Ending Balance: individually evaluated for impairment	6,229	1,595	3,010	—	4,984	—	15,818

Fiscal year ended March 31, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Charge-offs	106	338	—	—	—	85	529
Recoveries	—	—	20	—	304	4	328
Provision for (Recovery of) Loan Losses	72	929	(332)	44	(753)	69	29
Ending Balance	$1,663	$1,213	$1,496	$106	$573	$9	$5,060

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,357	1,207	1,490	106	532	7	4,699
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	306	6	6	—	41	2	361

Loan Receivables Ending Balance:	$134,927	$88,750	$242,818	$4,949	$65,114	$8,994	$545,552
Ending Balance: collectively evaluated for impairment	129,420	87,148	239,323	4,949	61,027	8,992	530,859
Ending Balance: individually evaluated for impairment	5,507	1,602	3,495	—	4,087	2	14,693

Three months ended June 30, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Charge-offs	3	7	—	—	—	—	10
Recoveries	—	—	5	—	156	4	165
Provision for (Recovery of) Loan Losses (restated)	181	(85)	45	—	(322)	(23)	(204)
Ending Balance	$1,875	$530	$1,858	$62	$856	$2	$5,183

The following is a summary of nonaccrual loans at June 30, 2017 and March 31, 2017.

$ in thousands	June 30, 2017	March 31, 2017
Gross loans receivable:
One-to-four family	$4,703	$3,899
Multifamily	1,589	1,602
Commercial real estate	1,389	993
Business	1,026	1,922
Consumer	—	2
Total nonaccrual loans	$8,707	$8,418

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at June 30, 2017 were $5.6 million, $2.0 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2017, total TDR loans were $6.4 million, of which $2.5 million were non-performing.

At June 30, 2017, other non-performing assets totaled $1.8 million which consisted of other real estate owned and held-for-sale loans. At June 30, 2017, other real estate owned valued at $787 thousand comprised of six foreclosed properties which includes $496 thousand of residential properties, compared to $990 thousand comprised of eight properties, which included $718 thousand of residential properties at March 31, 2017. At June 30, 2017, non performing held-for-sale loans totaled $1.0 million, compared to $944 thousand at March 31, 2017.

Although we believe that substantially all risk elements at June 30, 2017 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of June 30, 2017, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$81,639	$238,971	$—	$60,923
Special Mention	—	763	—	1,571
Substandard	1,595	3,009	—	5,474
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$83,234	$242,743	$—	$67,968

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$124,905	$8,613
Non-Performing			6,229	—
Total			$131,134	$8,613

As of March 31, 2017, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$87,148	$238,552	$4,949	$58,555
Special Mention	—	771	—	133
Substandard	1,082	3,495	—	6,426
Doubtful	520	—	—	—
Loss	—	—	—	—
Total	$88,750	$242,818	$4,949	$65,114

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$131,028	$8,992
Non-Performing			3,899	2
Total			$134,927	$8,994

The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2017 and March 31, 2017.

June 30, 2017
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$353	$243	$4,228	$4,824	$126,310	$131,134
Multifamily	—	—	797	797	82,437	83,234
Commercial real estate	—	—	868	868	241,875	242,743
Business	301	—	1,026	1,327	66,641	67,968
Consumer	1	—	—	1	8,612	8,613
Total	$655	$243	$6,919	$7,817	$525,875	$533,692

March 31, 2017
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables
One-to-four family	$2,094	$247	$3,022	$5,363	$129,564	$134,927
Multifamily	—	—	803	803	87,947	88,750
Commercial real estate	—	—	—	—	242,818	242,818
Construction	—	—	—	—	4,949	4,949
Business	—	429	1,500	1,929	63,185	65,114
Consumer	1	—	2	3	8,991	8,994
Total	$2,095	$676	$5,327	$8,098	$537,454	$545,552

The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2017 and March 31, 2017.

	At June 30, 2017			At March 31, 2017
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,672	$5,658	$—	$3,416	$4,210	$—
Multifamily	1,589	2,074	—	1,596	2,081	—
Commercial real estate	1,389	1,389	—	993	993	—
Business	1,381	1,388	—	1,923	1,968	—
With an allowance recorded:
One-to-four family	1,557	1,557	150	2,091	2,215	306
Multifamily	6	6	6	6	6	6
Commercial real estate	1,621	1,621	2	2,502	2,502	6
Business	3,603	3,738	77	2,164	2,164	41
Consumer and other	—	—	—	2	2	2
Total	$15,818	$17,431	$235	$14,693	$16,141	$361

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three month period ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,
	2017		2016
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,723	$6	$3,153	$7
Multifamily	1,592	9	1,755	2
Commercial real estate	1,391	19	1,985	—
Business	1,387	—	4,099	134
With an allowance recorded:
One-to-four family	1,563	—	1,721	1
Commercial real estate	1,624	—	885	—
Business	3,709	—	2,647	—
Consumer and other	—	—	—	—
Total	$15,996	$34	$16,245	$144

In certain circumstances, the Bank will modify a loan as part of a troubled debt restructure ("TDR") under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no TDR modifications made during the three month periods ended June 30, 2017 and 2016.

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended June 30, 2017 and 2016, there were no modified loans that defaulted in the last 12 months of modification.

At June 30, 2017, there were 10 loans in the TDR portfolio totaling $3.6 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2017, there were 11 loans in the performing TDR portfolio totaling $3.9 million.

Transactions With Certain Related Persons

Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Loans to our current directors, principal officers, nominees for election as directors, security holders known by us to own more than 5% of the outstanding shares of common stock, or associates of such persons (together, “related persons”), are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and do not involve more than the normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans outstanding to related parties was $4.8 million at June 30, 2017 and $4.7 million at March 31, 2017. During the three months ended June 30, 2017, advances totaled $111 thousand and principal repayments totaled $23 thousand. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and do not involve more than the normal risk of collectibility or present other unfavorable features.

 Furthermore, loans above the greater of $25,000, or 5% of the Company's capital and surplus (up to $500,000), to the Company’s directors and executive officers must be approved in advance by a majority of the disinterested members of the Company's Board of Directors.

NOTE 8. FAIR VALUE MEASUREMENTS

Per GAAP, fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2017 and March 31, 2017, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	182	$182
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,284	—	2,284
Federal Home Loan Mortgage Corporation	—	7,521	—	7,521
Federal National Mortgage Association	—	25,867	—	25,867
Other	—	—	45	45
U.S. Government Agency Securities	—	7,484	—	7,484
Corporate bonds	—	4,990	—	4,990
Other investments	—	9,558	358	9,916
Total available-for-sale securities	—	57,704	403	58,107
Total	$—	$57,704	$585	$58,289

	Fair Value Measurements at March 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$192	$192
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,487	—	2,487
Federal Home Loan Mortgage Corporation	—	7,858	—	7,858
Federal National Mortgage Association	—	26,313	—	26,313
Other	—	—	45	45
U.S. Government Agency securities	—	7,482	—	7,482
Corporate bonds	—	4,964	—	4,964
Other investments	—	9,504	358	9,862
Total available-for-sale securities	—	58,608	403	59,011
Total	$—	$58,608	$595	$59,203

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.09% of the Company’s total assets measured at fair value at June 30, 2017 and March 31, 2017.

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

In the three month period ended June 30, 2017, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2017 and 2016:

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2017	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2017
Available-for-Sale
Securities Available-for-Sale	45	$—	$—	$—	$45	$—
Other investments	358	—	—	—	358	—

Mortgage servicing rights	192	(10)	—	—	182	(10)

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2016	Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2016
Available-for-Sale
Securities Available-for-Sale	45	$—	$—	$—	$45	$—
Other investments	148	—	44	—	192	—

Mortgage servicing rights	201	(11)	—	—	190	(11)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Securities Available-for-Sale	$45	Cost	n/a
Other investments	358	Cost	Contribution into Fund	$360

Mortgage Servicing Rights	182	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	23.10%

$ in thousands	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Securities Available-for-Sale	$45	Cost	n/a
Other investments	192	Cost	Contribution into Fund	$192

Mortgage Servicing Rights	190	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	22.25%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2017 and March 31, 2017, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2017, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$6,109	$6,109
Other real estate owned	—	—	787	$787

	Fair Value Measurements at March 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,953	$5,953
Other real estate owned	—	—	990	$990

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017 and March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$6,109	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	787	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,953	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	990	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2017 and March 31, 2017 are as follows:

	June 30, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	45,453	$45,453	$45,453	$—	$—
Securities available-for-sale	58,107	58,107	—	57,704	403
FHLB Stock	2,122	2,122	—	2,122	—
Securities held-to-maturity	13,094	13,221	—	13,221	—
Loans receivable	528,559	532,105	—	—	532,105
Loans held-for-sale	1,020	1,020	—	—	1,020
Accrued interest receivable	1,778	1,778	—	1,778	—
Mortgage servicing rights	182	182	—	—	182
Other assets - Interest-bearing deposits	985	985	—	985	—
Financial Liabilities:
Deposits	$558,661	$517,621	$253,652	$263,969	$—
Advances from FHLB of New York	30,000	30,004	—	30,004	—
Repos	1,000	999	—	999	—
Other borrowed money	13,403	13,238	—	13,238	—
Accrued interest payable	514	514	—	514	—

	March 31, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$58,686	$58,686	$58,686	$—	$—
Restricted cash	283	283	—	283	—
Securities available-for-sale	59,011	59,011	—	58,608	403
FHLB Stock	2,171	2,171	—	2,171	—
Securities held-to-maturity	13,435	13,497	—	13,497	—
Loans receivable	540,492	543,929	—	—	543,929
Loans held-for-sale	944	944	—	—	944
Accrued interest receivable	1,583	1,583	—	1,583	—
Mortgage servicing rights	192	192	—	—	192
Other assets - Interest-bearing deposits	985	985	—	985	—
Financial Liabilities:
Deposits	$579,176	$548,902	$313,430	$235,472	$—
Advances from FHLB of New York	30,000	29,994	—	29,994	—
Other borrowed money	19,403	18,896	—	18,896	—
Accrued interest payable	390	390	—	390	—

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or market value and are classified as Level 3. The valuation methodology for loans held-for-sale are based upon amounts offered or other acceptable valuation methods and, in some instances, prior loan loss experience of the Company in connection with recent note sales.

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of June 30, 2017 and March 31, 2017. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements (ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-05 and 2017-13) is effective for annual periods beginning after December 15, 2017 ( April 1, 2018 for the Company), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently planning to use the retrospective approach with the cumulative effect adjustment approach to uncompleted contracts at the date of adoption. Management continues to assess the impact that this guidance will have on its consolidated financial statements and related disclosures. Preliminarily, the Company has concluded that (1) a substantial majority of the Company's revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09 and (2) based on our understanding of the standard and subsequent modification and the nature of our non-interest revenue, many elements of non-interest income will be unaffected. However, at this stage, we have not yet performed detailed analysis on contracts that underly the potentially impacted accounts and, accordingly, cannot make a formal assessment of the impact thereon. Adoption of the new standard will require expanded disclosures.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments will (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ended March 31, 2019), including interim periods within those fiscal years. The adoption of this standard by public entities is permitted as of the beginning of the year of adoption for selected amendments, including the amendment related to unrealized gains and losses on equity securities, by a cumulative effect adjustment to the statement of financial condition. At June 30, 2017, we had unrealized losses on equity securities of $442 thousand, or 1.0% of stockholders' equity.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on management's review of the securities in the Company's portfolio at March 31, 2017, the adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

Explanatory Note

Within this report, we have included restated results for the three months ended June 30, 2016, which are noted as “Restated 2016.” Our consolidated financial statements as of and for the three months ended June 30, 2016 included in this Quarterly Report on Form 10-Q have been restated from the original filing.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
The effect of the Restatement of our previously issued financial statements for the year ended March 31, 2016 and the quarterly periods of 2016 and 2017, as described in Note 1 to the restated financial statements on Form 10-K, filed with the SEC on November 9, 2017, and any claims, investigations, or proceedings arising as a result;

•
Our ability to remediate the material weakness in our internal controls over financial reporting described in Item 9A of our annual report on Form 10-K and our ability to maintain effective internal controls and procedures in the future;

•
The ability of the Bank to comply with the Formal Agreement between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expense and net income;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $661.1 million in assets and 129 employees as of June 30, 2017.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2017, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 13	500	10,500	—	—	—	—	—	4,095	4,095
CDE 14	400	10,000	—	—	—	—	—	3,900	3,900
CDE 15, CDE 16, CDE 17	900	20,500	15,548	15,548	—	2	—	7,995	7,997
CDE 18	600	13,254	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	11,002	11,002	—	1	—	4,191	4,192
CDE 20	625	12,500	12,018	12,018	—	1	—	4,875	4,876
CDE 21	625	12,500	12,073	12,073	—	1	—	4,875	4,876
Total	$4,150	$90,000	$77,323	$77,323	$13,000	$406	$—	$35,100	$48,506

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2017 included in its 2017 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, assessment of the recoverability of the deferred tax asset, and the fair value of financial instruments involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2017 Form 10-K.

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

Specific Reserve Allowance

The Bank also maintains a specific reserve allowance for criticized and classified loans individually reviewed for impairment in accordance with ASC Subtopic 310-10 guidelines. The amount assigned to the specific reserve allowance is individually determined based upon the loan. The ASC Subtopic 310-10 guidelines require the use of one of three approved methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At June 30, 2017, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. The Company has a net deferred tax asset (“DTA”) of $0 as a result of recording a full valuation allowance on its DTA. The valuation allowance was initially recorded during fiscal year 2011, and has remained as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2017, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended June 30, 2017. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2017.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $5.0 million, or 10.1%, to $44.4 million at June 30, 2017, compared to $49.4 million at March 31, 2017 due to the repayment of a subordinated debt during the three month period. At June 30, 2017, the Bank had $30.0 million in FHLB-NY borrowings with a weighted average rate of 1.46% scheduled to mature over the next twelve months. Due to the late filing of Carver's 2016 Form 10-K (as filed with the Securities and Exchange Commission on August 12, 2016), and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At June 30, 2017, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $13.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2017 and March 31, 2017, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $45.5 million and $58.7 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2017, total cash and cash equivalents decreased $13.2 million to $45.5 million at June 30, 2017, compared to $58.7 million at March 31, 2017, reflecting cash used in financing activities of $25.5 million and cash used in operating activities of $1.3 million, offset by cash provided by investing activities of $13.5 million.

Net cash used in financing activities of $25.5 million resulted from net decreases in deposits of $20.5 million and repayment of a subordinated debt borrowing of $5.0 million. Net cash provided by investing activities of $13.5 million was primarily attributable to net loan principal repayments. Net cash used in operating activities totaled $1.3 million during the quarter.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. As of June 30, 2017, the Bank's capital conservation buffer ("buffer") was 1.25%, making its minimum CET1 plus buffer 5.75%, its minimum Tier 1 capital plus buffer 7.25% and its minimum total capital plus buffer 9.25%. On January 1, 2018, the capital conservation buffer will increase to 1.875%. Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at June 30, 2017:

	June 30, 2017
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$61,556	9.14%
Individual minimum capital requirement	60,631	9.00%
Minimum capital requirement	26,947	4.00%
Excess	34,609	5.14%

Common equity Tier 1
Regulatory capital	$61,556	12.01%
Minimum capital requirement	23,065	4.50%
Excess	38,491	7.51%

Tier 1 risk-based capital
Regulatory capital	$61,556	12.01%
Minimum capital requirement	30,753	6.00%
Excess	30,803	6.01%

Total risk-based capital
Regulatory capital	$66,503	12.97%
Individual minimum capital requirement	61,507	12.00%
Minimum capital requirement	41,005	8.00%
Excess	25,498	4.97%

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

At June 30, 2017, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 9.14%, Common Tier 1 capital ratio of 12.01%, Tier 1 risk-based capital ratio of 12.01%, and a total risk-based capital ratio of 12.97%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  At June 30, 2017, the Bank continues to service 130 loans with a principal balance of $23.1 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2017 (1)	$2,044
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(8)
Open claims as of June 30, 2017 (1)	$2,036
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $179 thousand as of June 30, 2017. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2017:

$ in thousands	June 30, 2017
Representation and warranty repurchase reserve, March 31, 2017 (1)	$162
Net provision for repurchase losses (2)	17
Representation and warranty repurchase reserve, June 30, 2017(1)	$179
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2017 and March 31, 2017

Assets

At June 30, 2017, total assets were $661.1 million, reflecting a decrease of $26.8 million, or 3.9%, from total assets of $687.9 million at March 31, 2017. The reduction is primarily attributable to a decrease in cash and cash equivalents of $13.2 million and an $11.9 million decline in the loan portfolio, net of the allowance for loan losses. The decrease in the loan portfolio was largely due to loan attrition through scheduled paydowns and payoffs, a significant amount of which the Bank did not actively try to retain as it is making a determined effort to reduce its concentration level of commercial real estate loans.

Total cash and cash equivalents decreased $13.2 million, or 22.5%, to $45.5 million at June 30, 2017, compared to $58.7 million at March 31, 2017 due to deposit outflows during the first quarter.

Total investment securities decreased $1.2 million, or 1.7%, to $71.2 million at June 30, 2017, compared to $72.4 million at March 31, 2017 due to scheduled principal payments received.

Gross portfolio loans decreased $11.9 million, or 2.2%, to $533.7 million at June 30, 2017, compared to $545.6 million at March 31, 2017, as the Bank continued to focus its efforts on the targeted reduction of its concentration in commercial real estate mortgage loans through attrition in and payoffs of Non Owner Occupied CRE loans.

Loans held-for-sale ("HFS") increased $76 thousand to $1.0 million at June 30, 2017, compared to $944 thousand at March 31, 2017.

Liabilities and Equity

Total liabilities decreased $26.5 million, or 4.1%, to $613.9 million at June 30, 2017, compared to $640.5 million at March 31, 2017, as a result of a decline in the Bank's deposits and the repayment of borrowed funds.

Deposits decreased $20.5 million, or 3.5%, to $558.7 million at June 30, 2017, compared to $579.2 million at March 31, 2017, due primarily to declines in brokered money market accounts and interest-bearing checking accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $5.0 million, or 10.1%, to $44.4 million at June 30, 2017, compared to $49.4 million at March 31, 2017 due to the repayment of a subordinated debt borrowing during the first quarter.

Total equity decreased $262 thousand, or 0.6%, to $47.1 million at June 30, 2017, compared to $47.4 million at March 31, 2017. The decrease was due to net loss of $641 thousand for the three month period, partially offset by a decrease of $376 thousand in unrealized losses on securities available-for-sale.

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
The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Form 10-K for the year ended March 31, 2017.
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2017:

$ in thousands
Commitments to fund mortgage loans	$1,311
Commitments to fund commercial and consumer loans	4,752
Lines of credit	8,322
Letters of credit	69
Commitment to fund private equity investment	640
Total	$15,094

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

Overview

The Company reported a net loss of $641 thousand for the three months ended June 30, 2017, compared to net income of $325 thousand for the comparable prior year quarter. The change in our results was primarily driven by lower net interest income and an increase in the provision for loan losses in the current period compared to a recovery of loan losses in the prior year period.

The following table reflects selected operating ratios for the three months ended June 30, 2017 and 2016 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2017		2016 Restated (a)
Return on average assets (1)	(0.38)%		0.18%
Return on average stockholders' equity (2) (8)	(5.42)%		2.48%
Return on average stockholders' equity, excluding AOCI (2) (8)	(5.26)%		2.48%
Net interest margin (3)	3.02%		3.16%
Interest rate spread (4)	2.88%		3.04%
Efficiency ratio (5)	107.97%		97.68%
Operating expenses to average assets (6)	3.96%		3.64%
Average stockholders' equity to average assets (7) (8)	7.03%		7.18%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.24%		7.21%
Average interest-earning assets to average interest-bearing liabilities	1.18	x	1.17	x

(a) June 30, 2016 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

	Three Months Ended June 30,
$ in thousands	2017	2016 Restated (a)
Average Stockholders' Equity
Average Stockholders' Equity	$47,271	$52,327
Average AOCI	(1,457)	(187)
Average Stockholders' Equity, excluding AOCI	$48,728	$52,514

Return on Average Stockholders' Equity	(5.42)%	2.48%
Return on Average Stockholders' Equity, excluding AOCI	(5.26)%	2.48%

Average Stockholders' Equity to Average Assets	7.03%	7.18%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.24%	7.21%
(a) June 30, 2016 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $705 thousand, or 12.5%, to $5.0 million for the three months ended June 30, 2017, compared to $5.7 million for the same quarter last year.

The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2017 and 2016. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield and cost include fees, which are considered adjustments to yields.

	For the Three Months Ended June 30,
	2017			2016 Restated (a)
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$534,440	$5,652	4.23%	$584,850	$6,453	4.41%
Mortgage-backed securities	48,833	250	2.05%	33,885	170	2.01%
Investment securities	13,494	80	2.37%	26,462	142	2.15%
Restricted cash deposit	280	—	0.03%	225	—	0.03%
Equity securities (2)	2,305	23	4.00%	2,828	31	4.40%
Other investments and federal funds sold	57,223	166	1.16%	66,941	124	0.74%
Total interest-earning assets	656,575	6,171	3.76%	715,191	6,920	3.87%
Non-interest-earning assets	16,070			13,652
Total assets	$672,645			$728,843

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$30,950	$5	0.06%	$33,189	$13	0.16%
Savings and clubs	102,384	61	0.24%	96,647	66	0.27%
Money market	128,380	176	0.55%	157,313	243	0.62%
Certificates of deposit	249,726	669	1.07%	259,556	604	0.93%
Mortgagors deposits	2,668	21	3.16%	2,765	9	1.31%
Total deposits	514,108	932	0.73%	549,470	935	0.68%
Borrowed money	41,821	286	2.74%	59,711	327	2.20%
Total interest-bearing liabilities	555,929	1,218	0.88%	609,181	1,262	0.83%
Non-interest-bearing liabilities
Demand	58,282			55,749
Other liabilities	11,163			11,586
Total liabilities	625,374			676,516

Stockholders' equity	47,271			52,327
Total liabilities and equity	$672,645			$728,843
Net interest income		$4,953			$5,658

Average interest rate spread			2.88%			3.04%

Net interest margin			3.02%			3.16%

(a) June 30, 2016 average balances and yields have been restated from previously reported results to include the effect of restatement adjustments from prior periods. Refer to Note 1 for further detail.

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $749 thousand, or 10.8%, to $6.2 million for the three months ended June 30, 2017, compared to $6.9 million for the prior year quarter. Interest income on loans decreased $801 thousand, or 12.4%, due to lower average balances and yields in the current period of $50.4 million and 0.18%, respectively. This was partially offset by an $80 thousand increase in interest on mortgage-backed securities, which was due to higher average balances of $14.9 million and yield of 4 basis points compared to the prior year period.

Interest Expense

Interest expense decreased $44 thousand, or 3.5%, to $1.2 million for the three months ended June 30, 2017, compared to $1.3 million for the prior year quarter. Interest expense on borrowings for the three month periods decreased $41 thousand in the current quarter despite a 0.54% increase in the cost to borrow, due to a decline of $17.9 million in the average balance. Interest expense on deposits for the three months ended June 30, 2017 decreased $3 thousand compared to the prior year period. Although the average rate on certificates of deposits increased 14 basis points, the average balances of money market accounts and certificates of deposits decreased compared to the prior year quarter.

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

The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2017 and 2016 and the fiscal year ended March 31, 2017:

$ in thousands	Three Months Ended June 30, 2017	Fiscal Year Ended March 31, 2017	Three Months Ended June 30, 2016
Beginning Balance	5,060	$5,232	$5,232
Less: Charge-offs	115	529	10
Add: Recoveries	68	328	165
Provision for (Recovery of) Loan Losses	120	29	(204)
Ending Balance	$5,133	$5,060	$5,183

Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.03%	0.04%	(0.12)%
Allowance to total loans	0.96%	0.93%	0.92%
Allowance to non-performing loans	58.95%	60.11%	54.53%

The Company recorded a $120 thousand provision for loan loss for the three months ended June 30, 2017, compared to a $204 thousand recovery of loan loss for the prior year quarter. Net charge-offs of $47 thousand were recognized during the first quarter, compared to net recoveries of $155 thousand for the prior year quarter.

At June 30, 2017, nonaccrual loans totaled $8.7 million, or 1.3% of total assets, compared to $8.4 million, or 1.2% of total assets at March 31, 2017. The ALLL was $5.1 million at June 30, 2017, which represents a ratio of the ALLL to nonaccrual loans of 59.0% compared to a ratio of 60.1% at March 31, 2017. The ratio of the allowance for loan losses to total loans was 0.96% at June 30, 2017, compared to 0.93% at March 31, 2017.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2017, loans classified as TDR totaled $5.6 million, of which $3.6 million were classified as performing. At March 31, 2017, loans classified as TDR totaled $6.4 million, of which $3.9 million were classified as performing.

At June 30, 2017, non-performing assets totaled $10.5 million, or 1.6% of total assets compared to $10.4 million, or 1.5% of total assets at March 31, 2017. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,703	$3,899	$3,466	$3,211	$3,060
Multifamily	1,589	1,602	1,603	1,610	1,755
Commercial real estate	1,389	993	1,004	1,015	2,221
Business	1,026	1,922	2,421	2,725	2,469
Consumer	—	2	3	—	—
Total nonaccrual loans	8,707	8,418	8,497	8,561	9,505
Other non-performing assets (2):
Real estate owned	787	990	1,166	1,311	1,100
Loans held-for-sale	1,020	944	1,167	1,015	5,829
Total other non-performing assets	1,807	1,934	2,333	2,326	6,929
Total non-performing assets (3)	$10,514	$10,352	$10,830	$10,887	$16,434

Non-performing loans to total loans	1.63%	1.54%	1.59%	1.62%	1.69%
Non-performing assets to total assets	1.59%	1.50%	1.55%	1.55%	2.36%
Allowance to total loans	0.96%	0.93%	0.87%	0.90%	0.92%
Allowance to non-performing loans	58.95%	60.11%	54.37%	55.45%	54.53%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2017, there were $3.6 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2017, the Bank had $6.2 million in subprime loans, or 1.2% of its total loan portfolio, of which $1.3 million are non-performing loans.

Non-Interest Income

Non-interest income increased $69 thousand, or 6.1%, to $1.2 million for the three months ended June 30, 2017, compared to $1.1 million for the prior year quarter. The increase was primarily due to higher depository fees earned during the current period as the Bank instituted fees for paper statements in an effort to move to more efficient electronic delivery.

Non-Interest Expense

Non-interest expense increased $13 thousand, or 0.2%, to $6.7 million for the three months ended June 30, 2017, compared to $6.6 million for the prior year quarter. The Bank had higher employee compensation and benefits expense related to staffing costs associated with strengthening the Bank's regulatory and compliance infrastructure. This was partially offset by a decrease in other non-interest expense compared to the prior year period.

Income Tax Expense

For the three months ended June 30, 2017, income tax expense was $30 thousand, compared to $37 thousand for the prior year quarter.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2017, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 filed on November 9, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. The material weaknesses in internal controls related to the lack of timely identification and accounting for loan maintenance changes and payment applications and the failure of controls over general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items.

(b) Remediation Plan

Changes have been implemented to address the fiscal year 2017 material weaknesses disclosed above. A quality control specialist has been added to the loan operations department to ensure that system inputs and maintenance are in accordance with contractual terms. Reconciliations between the Company's loan system and the servicer system reports were put into place immediately, creating a three-way reconciliation between the Company's core loan accounting system, its general ledger system and the records of the third party service provider. Parameter changes have been made to the loan servicing system to correct principal and interest allocation of payments, automate rate changes and account for partial payments. Corrections to individual loans accounts will be completed during fiscal year 2018. The systemic modifications, when coupled with the loan quality control specialist and new reconciliation controls, are expected to remediate and cure the identified control deficiency.

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

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2017, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

The Company does not believe its risks have materially changed from those included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2017.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended June 30, 2017.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2017 (unaudited) and March 31, 2017; (ii) Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2017 and 2016 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2017 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	November 14, 2017	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2017	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)