Form 10-Q
period 2017-09-30
CARVER BANCORP INC
filed 2017-11-20
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2017
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2017	March 31, 2017
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$67,392	$58,428
Money market investments	258	258
Total cash and cash equivalents	67,650	58,686
Restricted cash	—	283
Investment securities:
Available-for-sale, at fair value	56,486	59,011
Held-to-maturity, at amortized cost (fair value of $12,892 and $13,497 at September 30, 2017 and March 31, 2017, respectively)	12,752	13,435
Total investment securities	69,238	72,446

Loans held-for-sale (HFS)	—	944

Loans receivable:
Real estate mortgage loans	437,164	471,444
Commercial business loans	72,991	65,114
Consumer loans	8,388	8,994
Loans, gross	518,543	545,552
Allowance for loan losses	(5,126)	(5,060)
Total loans receivable, net	513,417	540,492
Premises and equipment, net	5,665	5,427
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,768	2,171
Accrued interest receivable	2,190	1,583
Other assets	6,468	5,829
Total assets	$666,396	$687,861

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$58,051	$61,576
Interest-bearing deposits
Savings	101,582	100,913
Interest-bearing checking	23,898	37,180
Money market	107,876	140,807
Certificates of deposit	275,837	236,342
Escrow	2,242	2,358
Total interest-bearing deposits	511,435	517,600
Total deposits	569,486	579,176
Advances from the FHLB-NY and other borrowed money	39,403	49,403
Other liabilities	10,833	11,884
Total liabilities	619,722	640,463

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding)	61	61
Additional paid-in capital	55,476	55,474
Accumulated deficit	(52,132)	(50,898)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(1,432)	(1,940)
Total equity	46,674	47,398
Total liabilities and equity	$666,396	$687,861
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2017	2016 Restated (1)	2017	2016 Restated (1)
Interest income:
Loans	$5,797	$5,924	$11,449	$12,377
Mortgage-backed securities	245	146	495	316
Investment securities	156	195	314	423
Money market investments	141	61	252	130
Total interest income	6,339	6,326	12,510	13,246

Interest expense:
Deposits	956	929	1,888	1,864
Advances and other borrowed money	296	294	582	621
Total interest expense	1,252	1,223	2,470	2,485

Net interest income	5,087	5,103	10,040	10,761
Provision for (recovery of) loan losses	4	(160)	124	(364)
Net interest income after provision for (recovery of) loan losses	5,083	5,263	9,916	11,125

Non-interest income:
Depository fees and charges	851	803	1,746	1,605
Loan fees and service charges	144	85	242	205
Gain on sale of securities	—	58	—	58
(Loss) gain on sale of loans, net	—	(62)	—	4
(Loss) gain on sale of real estate owned, net of market value adjustment	(1)	10	66	10
Gain on sale of building, net	17	17	34	34
Other	128	346	260	481
Total non-interest income	1,139	1,257	2,348	2,397

Non-interest expense:
Employee compensation and benefits	3,092	3,037	6,161	5,973
Net occupancy expense	872	797	1,699	1,541
Equipment, net	191	200	384	388
Data processing	425	371	818	699
Consulting fees	194	76	434	268
Federal deposit insurance premiums	150	163	297	329
Other	1,862	2,127	3,646	4,213
Total non-interest expense	6,786	6,771	13,439	13,411

(Loss) income before income taxes	(564)	(251)	(1,175)	111
Income tax expense	30	—	60	37
Net (loss) income	$(594)	$(251)	$(1,235)	$74

(Loss) earnings per common share:
Basic	$(0.16)	$(0.07)	$(0.33)	$0.01
Diluted	(0.16)	(0.07)	(0.33)	0.01
(1) September 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2017	2016 Restated (1)	2017	2016 Restated (1)
Net (loss) income	$(594)	$(251)	$(1,235)	$74
Other comprehensive income (loss), net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	132	(259)	508	100
Less: Reclassification adjustment for gains on sale of available-for-sale securities, net of income tax expense of $0	—	58	—	58
Total other comprehensive income (loss), net of tax	132	(317)	508	42
Total comprehensive (loss) income, net of tax	$(462)	$(568)	$(727)	$116
(1) September 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended September 30, 2017 and 2016
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2017	$45,118	$61	$55,474	$(50,898)	$(417)	$(1,940)	$47,398
Net loss	—	—	—	(1,235)	—	—	(1,235)
Other comprehensive income, net of taxes	—	—	—	—	—	508	508
Stock based compensation expense	—	—	2	1	—	—	3
Balance — September 30, 2017	$45,118	$61	$55,476	$(52,132)	$(417)	$(1,432)	$46,674

Balance — March 31, 2016 Restated (1)	$45,118	$61	$55,470	$(48,045)	$(417)	$(307)	$51,880
Net income — Restated (1)	—	—	—	74	—	—	74
Other comprehensive income, net of taxes	—	—	—	—	—	42	42
Balance — September 30, 2016 Restated (1)	$45,118	$61	$55,470	$(47,971)	$(417)	$(265)	$51,996
(1) September 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2017	2016 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (1)	$(1,235)	$74

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	124	(364)
Stock based compensation expense	3	—
Depreciation and amortization expense	398	431
Gain on sale of real estate owned, net of market value adjustment	(66)	(10)
Gain on sale of securities, net	—	(58)
Gain on sale of loans, net	—	(4)
Gain on sale of building	(34)	(34)
Amortization and accretion of loan premiums and discounts and deferred charges	199	88
Amortization and accretion of premiums and discounts — securities	175	150
(Increase) decrease in accrued interest receivable (1)	(607)	208
(Increase) decrease in other assets (1)	(991)	(419)
(Decrease) in other liabilities (1)	(1,051)	(2,276)
Net cash used in operating activities	(3,085)	(2,214)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(10,606)
Proceeds sales of investments: Available-for-sale	—	7,259
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	2,888	15,730
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	653	817
Originations of loans held-for-investment, net of repayments	27,696	36,159
Proceeds from sale of loans held-for-sale	—	4,645
Proceeds on sale of loans	—	5,401
Decrease (increase) in restricted cash	283	(29)
Redemption of FHLB-NY stock, net	403	937
Purchase of premises and equipment	(636)	(33)
Proceeds from sales of real estate owned	452	160
Net cash provided by investing activities	31,739	60,440
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(9,690)	(23,142)
Net decrease in FHLB-NY advances and other borrowings	(10,000)	(25,000)
Net cash used in financing activities	(19,690)	(48,142)
Net decrease in cash and cash equivalents	8,964	10,084
Cash and cash equivalents at beginning of period	58,686	63,188
Cash and cash equivalents at end of period	$67,650	$73,272

Supplemental cash flow information:
Noncash financing and investing activities
Securities purchased but not yet paid for	$—	$10,079
Transfers (from) to held-for-sale loans (to) from portfolio loans	$(944)	$3,410
Transfers to real estate owned	$—	$462

Cash paid for:
Interest	$2,139	$4,692
Income taxes	$175	$57
(1) September 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

The Company's audited results as of and for the year ended March 31, 2016, as well as the unaudited condensed consolidated financial information for the quarterly periods in 2017 and 2016 were restated in the Annual Report on Form 10-K for the year ended March 31, 2017 (the "Restatement"). The Restatement corrected material errors related to reconciling items that were identified as uncollectable that should have been written off in prior periods, as well as adjustments related to loan system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. In addition to these errors, adjustments were made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to other liabilities, interest expense and certain reclassification entries. The cumulative impact of the Restatement and error corrections on the quarter ended September 30, 2016 was increases in interest income of $42 thousand and other non-interest expense of $198 thousand, and decreases in interest expense of $178 thousand and non-interest income of $21 thousand. For the six months ended September 30, 2016, the impact of the restatement was increases in interest income of $56 thousand and other non-interest expense of $251 thousand, and decreases in interest expense of $157 thousand and non-interest income of $44 thousand. Basic and diluted earnings per share for both periods were unchanged. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended March 31, 2018. The consolidated balance sheet at September 30, 2017 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2017. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2017	2016 Restated (1)	2017	2016 Restated (1)
Net (loss) income (1)	$(594)	$(251)	(1,235)	74
Less: Participated securities share of undistributed earnings (1)	—	—	—	45
Net (loss) income available to common shareholders (1)	$(594)	$(251)	$(1,235)	$29

Weighted average common shares outstanding - basic	3,696,420	3,696,420	3,696,420	3,696,420
Effect of dilutive Management Recognition Plan ("MRP") shares	—	—	—	4,000
Weighted average common shares outstanding – diluted	3,696,420	3,696,420	3,696,420	3,700,420

Basic (loss) earnings per common share (1)	$(0.16)	$(0.07)	$(0.33)	$0.01
Diluted (loss) earnings per common share (1)	$(0.16)	$(0.07)	$(0.33)	$0.01
(1) September 30, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the six months ended September 30, 2017 and 2016:

$ in thousands	At March 31, 2017	Other Comprehensive Income, net of tax	At September 30, 2017
Net unrealized loss on securities available-for-sale	$(1,940)	$508	$(1,432)

$ in thousands	At March 31, 2016	Other Comprehensive Income, net of tax	At September 30, 2016
Net unrealized loss on securities available-for-sale	$(307)	$42	$(265)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2017	2016	2017	2016
Reclassification adjustment for gain on sale of available-for-sale securities, net of tax	$—	$58	$—	$58	Gain on sale of securities

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2017, $56.5 million, or 81.6%, of the Bank’s total securities were classified as available-for-sale, and the remaining $12.8 million, or 18.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at September 30, 2017 and March 31, 2017.

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at September 30, 2017 and March 31, 2017:

	At September 30, 2017
	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,272	$—	$47	$2,225
Federal Home Loan Mortgage Corporation	7,285	—	130	7,155
Federal National Mortgage Association	25,923	—	658	25,265
Other	45	—	—	45
Total mortgage-backed securities	35,525	—	835	34,690
U.S. Government Agency Securities	6,955	—	85	6,870
Corporate Bonds	5,092	—	79	5,013
Other investments (1)	10,346	—	433	9,913
Total available-for-sale	$57,918	$—	$1,432	$56,486
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,649	$85	$—	$1,734
Federal National Mortgage Association and Other	10,103	42	22	10,123
Total held-to-maturity mortgage-backed securities	11,752	127	22	11,857
Corporate Bonds	1,000	35	—	1,035
Total held-to maturity	$12,752	$162	$22	$12,892

	At March 31, 2017
	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,576	$—	$89	$2,487
Federal Home Loan Mortgage Corporation	8,053	—	195	7,858
Federal National Mortgage Association	27,241	—	928	26,313
Other	45	—	—	45
Total mortgage-backed securities	37,915	—	1,212	36,703
U.S. Government Agency Securities	7,574	—	92	7,482
Corporate Bonds	5,104	—	140	4,964
Other investments (1)	10,358	—	496	9,862
Total available-for-sale	$60,951	$—	$1,940	$59,011
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,797	$86	$—	$1,883
Federal National Mortgage Association and Other	10,638	12	60	10,590
Total held-to-maturity mortgage-backed securities	12,435	98	60	12,473
Corporate Bonds	1,000	24	—	1,024
Total held-to-maturity	$13,435	$122	$60	$13,497
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the three and six months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
$ in thousands	2017	2016	2017	2016
Proceeds	$—	$7,259	$—	$7,259
Gross Gains	—	58	—	58
Gross Losses	—	—	—	—

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2017 and March 31, 2017 for less than 12 months and 12 months or longer:

	At September 30, 2017
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$69	$7,458	$766	$27,186	$835	$34,644
U.S. Government Agency Securities	51	3,825	34	3,045	85	6,870
Corporate Bonds	—	—	79	5,013	79	5,013
Other investments (1)	—	—	433	9,567	433	9,567
Total available-for-sale securities	$120	$11,283	$1,312	$44,811	$1,432	$56,094

Held-to-Maturity:
Mortgage-backed securities	$3	$2,323	$19	$1,820	$22	$4,143
Total held-to-maturity securities	$3	$2,323	$19	$1,820	$22	$4,143

	At March 31, 2017
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,171	$34,716	$41	$1,942	$1,212	$36,658
U.S. Government Agency Securities	92	7,482	—	—	92	7,482
Corporate bonds	140	4,964	—	—	140	4,964
Other investments (1)	—	—	496	9,504	496	9,504
Total available-for-sale securities	$1,403	$47,162	$537	$11,446	$1,940	$58,608

Held-to-Maturity:
Mortgage-backed securities	$60	$7,623	$—	$—	$60	$7,623
Total held-to-maturity securities	$60	$7,623	$—	$—	$60	$7,623
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

A total of 31 securities had an unrealized loss at September 30, 2017 compared to 33 at March 31, 2017. Mortgage-backed securities represented 61.8% of total available-for-sale securities in an unrealized loss position at September 30, 2017. There were 16 mortgage-backed securities, five corporate bonds and one investment in a CRA fund that had an unrealized loss position for more than 12 months at September 30, 2017. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or until the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). At September 30, 2017, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

The following is a summary of the carrying value (amortized cost) and fair value of securities at September 30, 2017, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$5,054	$5,000	1.66%
Five through ten years	13,579	13,316	2.03%
After ten years	39,284	38,170	1.49%
Total	$57,917	$56,486	1.63%

Held-to-maturity:
Five through ten years	$9,263	$9,364	2.83%
After ten years	3,489	3,528	2.55%
Total	$12,752	$12,892	2.75%

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

The following is a summary of loans receivable at September 30, 2017 and March 31, 2017:

	September 30, 2017		March 31, 2017
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$128,265	24.9%	$132,679	24.5%
Multifamily	81,016	15.8%	87,824	16.2%
Commercial real estate	223,980	43.5%	241,794	44.7%
Construction	—	—%	4,983	0.9%
Business (1)	73,025	14.2%	65,151	12.0%
Consumer (2)	8,309	1.6%	8,994	1.7%
Total loans receivable	$514,595	100.0%	$541,425	100.0%

Unamortized premiums, deferred costs and fees, net	3,948		4,127

Allowance for loan losses	(5,126)		(5,060)
Total loans receivable, net	$513,417		$540,492

Loans HFS	$—		$944
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2017 and 2016, and the fiscal year ended March 31, 2017.

Three months ended September 30, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,518	$1,227	$1,647	—	$724	$17	—	$5,133
Charge-offs	12	6	—	—	—	8	—	26
Recoveries	—	—	5	—	10	—	—	15
Provision for (recovery of) Loan Losses	(327)	148	40	—	98	11	34	4
Ending Balance	$1,179	$1,369	$1,692	$—	$832	$20	$34	$5,126

Six months ended September 30, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,663	$1,213	$1,496	$106	$573	$9	$—	$5,060
Charge-offs	93	6	—	—	20	22	—	141
Recoveries	—	—	10	—	69	4	—	83
Provision for (recovery of) Loan Losses	(391)	162	186	(106)	210	29	34	124
Ending Balance	$1,179	$1,369	$1,692	$—	$832	$20	$34	$5,126

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,031	1,308	1,692	—	764	20	34	4,849
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	148	61	—	—	68	—	—	277

Loan Receivables Ending Balance:	$130,480	$81,765	$224,919	$—	$72,991	$8,388	$—	$518,543
Ending Balance: collectively evaluated for impairment	123,381	80,183	223,537	—	68,506	8,388	—	503,995
Ending Balance: individually evaluated for impairment	7,099	1,582	1,382	—	4,485	—	—	14,548

Fiscal year ended March 31, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Charge-offs	106	338	—	—	—	85	529
Recoveries	—	—	20	—	304	4	328
Provision for (recovery of) Loan Losses	72	929	(332)	44	(753)	69	29
Ending Balance	$1,663	$1,213	$1,496	$106	$573	$9	$5,060

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,357	1,207	1,490	106	532	7	4,699
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	306	6	6	—	41	2	361

Loan Receivables Ending Balance:	$134,927	$88,750	$242,818	$4,949	$65,114	$8,994	$545,552
Ending Balance: collectively evaluated for impairment	129,420	87,148	239,323	4,949	61,027	8,992	530,859
Ending Balance: individually evaluated for impairment	5,507	1,602	3,495	—	4,087	2	14,693

Three months ended September 30, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,875	$530	$1,858	$62	$856	$2	$—	$5,183
Charge-offs	59	244	—	—	—	41	—	344
Recoveries	—	—	5	—	63	—	—	68
Provision for (recovery of) Loan Losses (restated)	(162)	386	(120)	(12)	(342)	41	49	(160)
Ending Balance	$1,654	$672	$1,743	$50	$577	$2	$49	$4,747

Six months ended September 30, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$—	$5,232
Charge-offs	62	251	—	—	—	41	—	354
Recoveries	—	—	10	—	219	4	—	233
Provision for (recovery of) Loan Losses	19	301	(75)	(12)	(664)	18	49	(364)
Ending Balance	$1,654	$672	$1,743	$50	$577	$2	$49	$4,747

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,423	672	1,722	50	370	2	49	4,288
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	231	—	20	—	208	—	—	459

Loan Receivables Ending Balance:	$130,673	$74,751	$251,988	$4,975	$66,118	$250	—	$528,755
Ending Balance: collectively evaluated for impairment	125,352	73,141	249,145	4,975	59,762	250	—	512,625
Ending Balance: individually evaluated for impairment	5,321	1,610	2,843	—	6,356	—	—	16,130

The following is a summary of nonaccrual loans at September 30, 2017 and March 31, 2017.

$ in thousands	September 30, 2017	March 31, 2017
Gross loans receivable:
One-to-four family	$5,583	$4,703
Multifamily	1,582	1,589
Commercial real estate	1,382	1,389
Business	303	1,026
Consumer	—	—
Total nonaccrual loans	$8,850	$8,707

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at September 30, 2017 were $5.9 million, $2.0 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2017, total TDR loans were $6.4 million, of which $2.5 million were non-performing.

At September 30, 2017, other non-performing assets totaled $604 thousand which consisted of other real estate owned. At September 30, 2017, other real estate owned valued at $604 thousand comprised of six foreclosed properties which includes $314 thousand of residential properties, compared to $787 thousand comprised of eight properties, which included $718 thousand of residential properties at March 31, 2017. At September 30, 2017, the Bank had no non performing held-for-sale loans, compared to $944 thousand at March 31, 2017.

Although we believe that substantially all risk elements at September 30, 2017 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of September 30, 2017, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$80,183	$222,783	$—	$68,147
Special Mention	—	754	—	390
Substandard	1,582	1,382	—	4,454
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$81,765	$224,919	$—	$72,991

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$125,057	$8,388
Non-Performing			5,423	—
Total			$130,480	$8,388

As of March 31, 2017, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$87,148	$238,552	$4,949	$58,555
Special Mention	—	771	—	133
Substandard	1,082	3,495	—	6,426
Doubtful	520	—	—	—
Loss	—	—	—	—
Total	$88,750	$242,818	$4,949	$65,114

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$131,028	$8,992
Non-Performing			3,899	2
Total			$134,927	$8,994

The following table presents an aging analysis of the recorded investment of past due financing receivable as of September 30, 2017 and March 31, 2017.

September 30, 2017
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$—	$268	$5,423	$5,691	$124,789	$130,480
Multifamily	—	—	797	797	80,968	81,765
Commercial real estate	—	—	868	868	224,051	224,919
Business	—	43	289	332	72,659	72,991
Consumer	5	4	—	9	8,379	8,388
Total	$5	$315	$7,377	$7,697	$510,846	$518,543

March 31, 2017
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$2,094	$247	$3,022	$5,363	$129,564	$134,927
Multifamily	—	—	803	803	87,947	88,750
Commercial real estate	—	—	—	—	242,818	242,818
Construction	—	—	—	—	4,949	4,949
Business	—	429	1,500	1,929	63,185	65,114
Consumer	1	—	2	3	8,991	8,994
Total	$2,095	$676	$5,327	$8,098	$537,454	$545,552

The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2017 and March 31, 2017.

	At September 30, 2017			At March 31, 2017
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$6,020	$7,509	$—	$3,416	$4,210	$—
Multifamily	1,524	2,009	—	1,596	2,081	—
Commercial real estate	1,382	1,382	—	993	993	—
Business	1,928	2,001	—	1,923	1,968	—
With an allowance recorded:
One-to-four family	1,079	1,079	148	2,091	2,215	306
Multifamily	58	58	61	6	6	6
Commercial real estate	—	—	—	2,502	2,502	6
Business	2,557	2,578	68	2,164	2,164	41
Consumer and other	—	—	—	2	2	2
Total	$14,548	$16,616	$277	$14,693	$16,141	$361

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and six month periods ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2017		2016		2017		2016
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$5,428	$6	$3,183	$—	$5,313	$12	$3,081	$7
Multifamily	1,528	6	1,703	4	1,533	15	1,729	6
Commercial real estate	1,923	—	1,971	—	2,469	19	1,978	—
Business	2,037	—	3,577	4	2,262	—	3,477	128
With an allowance recorded:
One-to-four family	1,081	—	1,712	—	1,085	—	1,717	1
Commercial real estate	—	—	882	—	—	—	883	—
Business	2,577	—	3,105	1	2,593	—	3,089	37
Consumer and other	—	—	—	—	—	—	—	—
Total	$14,632	$12	$16,133	$9	$15,313	$46	$15,954	$179

In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There was one loan modification made during the three and six month periods ended September 30, 2017. The modification converted a line of credit into a five year term loan with an interest concession. There were no TDR modifications made during the three and six month periods ended September 30, 2016.

The following table presents an analysis of those loan modifications that were classified as TDRs during the three and six month periods ended September 30, 2017.

	Modifications to loans during the three month period ended					Modifications to loans during the six month period ended
	September 30, 2017					September 30, 2017
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	$285	$285	7.25%	7.00%	1	$285	$285	7.25%	7.00%

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2017 and 2016, there were no modified loans that defaulted within the last 12 months of modification.

At September 30, 2017, there were 11 loans in the TDR portfolio totaling $3.8 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2017, there were 11 loans in the performing TDR portfolio totaling $3.5 million.

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

The aggregate amount of loans outstanding to related parties was $4.8 million at September 30, 2017 and $4.7 million at March 31, 2017. During the six months ended September 30, 2017, advances totaled $111 thousand and principal repayments totaled $66 thousand. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2017 and March 31, 2017, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	171	$171
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,225	—	2,225
Federal Home Loan Mortgage Corporation	—	7,155	—	7,155
Federal National Mortgage Association	—	25,265	—	25,265
Other	—	—	45	45
U.S. Government Agency Securities	—	6,870	—	6,870
Corporate bonds	—	5,013	—	5,013
Other investments	—	9,567	346	9,913
Total available-for-sale securities	—	56,095	391	56,486
Total	$—	$56,095	$562	$56,657

	Fair Value Measurements at March 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$192	$192
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,487	—	2,487
Federal Home Loan Mortgage Corporation	—	7,858	—	7,858
Federal National Mortgage Association	—	26,313	—	26,313
Other	—	—	45	45
U.S. Government Agency securities	—	7,482	—	7,482
Corporate bonds	—	4,964	—	4,964
Other investments	—	9,504	358	9,862
Total available-for-sale securities	—	58,608	403	59,011
Total	$—	$58,608	$595	$59,203

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company’s total assets measured at fair value at September 30, 2017 and March 31, 2017.

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

In the three and six month periods ended September 30, 2017, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2017 and 2016:

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2017	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2017
Available-for-Sale
Other mortgage-backed securities	$45	$—	$—	$—	$45	$—
Other investments	358	(12)	—	—	346	—

Mortgage servicing rights	192	(21)	—	—	171	(20)

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2016	Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2016
Available-for-Sale
Other mortgage-backed securities	$45	$—	$—	$—	$45	$—
Other investments	148	—	212	—	360	—

Mortgage servicing rights	201	(5)	—	—	196	(5)

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other mortgage-backed securities	$45	Cost	n/a
Other investments	346	Cost	n/a

Mortgage Servicing Rights	171	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	23.70%

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other mortgage-backed securities	$45	Cost	n/a
Other investments	358	Cost	n/a

Mortgage Servicing Rights	192	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	22.22%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2017 and March 31, 2017, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2017, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$3,417	$3,417
Other real estate owned	—	—	604	$604

	Fair Value Measurements at March 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,953	$5,953
Other real estate owned	—	—	990	$990

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2017 and March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$3,417	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	604	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,953	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	990	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2017 and March 31, 2017 are as follows:

	September 30, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$67,650	$67,650	$67,650	$—	$—
Securities available-for-sale	56,486	56,486	—	56,095	391
FHLB Stock	1,768	1,768	—	1,768	—
Securities held-to-maturity	12,752	12,892	—	12,892	—
Loans receivable	513,417	515,689	—	—	515,689
Accrued interest receivable	2,190	2,190	—	2,190	—
Mortgage servicing rights	171	171	—	—	171
Other assets - Interest-bearing deposits	986	986	—	986	—
Financial Liabilities:
Deposits	$569,486	$568,487	$293,657	$274,830	$—
Advances from FHLB of New York	25,000	24,989	—	24,989	—
Repos	1,000	999	—	999	—
Other borrowed money	13,403	14,837	—	14,837	—
Accrued interest payable	721	721	—	721	—

	March 31, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$58,686	$58,686	$58,686	$—		$—
Restricted cash	283	283	—	283		—
Securities available-for-sale	59,011	59,011	—	58,608		403
FHLB Stock	2,171	2,171	—	2,171		—
Securities held-to-maturity	13,435	13,497	—	13,497		—
Loans receivable	540,492	543,929	—	—	485,458	543,929
Loans held-for-sale	944	944	—	—		944
Accrued interest receivable	1,583	1,583	—	1,583		—
Mortgage servicing rights	192	192	—	—		192
Other assets - Interest-bearing deposits	985	985	—	985		—
Financial Liabilities:
Deposits	$579,176	$548,902	$313,430	$235,472		$—
Advances from FHLB of New York	30,000	29,994	—	29,994		—
Other borrowed money	19,403	18,896	—	18,896		—
Accrued interest payable	390	390	—	390		—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of September 30, 2017 and March 31, 2017. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments will (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ended March 31, 2019), including interim periods within those fiscal years. The adoption of this standard by public entities is permitted as of the beginning of the year of adoption for selected amendments, including the amendment related to unrealized gains and losses on equity securities, by a cumulative effect adjustment to the statement of financial condition. At September 30, 2017, we had unrealized losses on equity securities of $433 thousand, or 0.9% of stockholders' equity.

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

Explanatory Note

Within this report, we have included restated results for the three and six months ended September 30, 2016, which are noted as “Restated 2016.” Our consolidated financial statements as of and for the three and six months ended September 30, 2016 included in this Quarterly Report on Form 10-Q have been restated from the original filing.

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

Overview

Carver Bancorp, Inc. is the holding company for Carver Federal Savings Bank, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its nine branches and three stand-alone 24/7 ATM centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $666.4 million in assets and 132 employees as of September 30, 2017.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of September 30, 2017, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 13	500	10,500	—	—	—	—	—	4,095	4,095
CDE 14	400	10,000	—	—	—	—	—	3,900	3,900
CDE 15, CDE 16, CDE 17	900	20,500	15,548	15,548	—	2	—	7,995	7,997
CDE 18	600	13,254	13,282	13,282	—	1	—	5,169	5,170
CDE 19	500	10,746	11,024	11,024	—	1	—	4,191	4,192
CDE 20	625	12,500	11,995	11,995	—	1	—	4,875	4,876
CDE 21	625	12,500	12,147	12,147	—	1	—	4,875	4,876
Total	$4,150	$90,000	$77,396	$77,396	$13,000	$406	$—	$35,100	$48,506

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At September 30, 2017, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2017, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during the three months ended September 30, 2017. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2017.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $10.0 million, or 20.2%, to $39.4 million at September 30, 2017, compared to $49.4 million at March 31, 2017 due to the repayment of FHLB short-term borrowings and a subordinated debt during the six month period. At September 30, 2017, the Bank had $25.0 million in FHLB-NY borrowings with a weighted average rate of 1.50% scheduled to mature over the next twelve months. Due to the late filing of Carver's 2016 Form 10-K (as filed with the Securities and Exchange Commission on August 12, 2016), and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At September 30, 2017, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $21.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2017 and March 31, 2017, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $67.7 million and $58.7 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2017, total cash and cash equivalents increased $9.0 million to $67.7 million at September 30, 2017, compared to $58.7 million at March 31, 2017, reflecting cash used in financing activities of $19.7 million and cash used in operating activities of $3.1 million, offset by cash provided by investing activities of $31.7 million.

Net cash used in financing activities of $19.7 million resulted from net decreases in deposits of $9.7 million and repayment of a short term borrowing and a subordinated debt borrowing of $10.0 million. Net cash provided by investing activities of $31.7 million was primarily attributable to net loan principal repayments. Net cash used in operating activities totaled $3.1 million during the quarter.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. As of September 30, 2017, the Bank's capital conservation buffer ("buffer") was 1.25%, making its minimum CET1 plus buffer 5.75%, its minimum Tier 1 capital plus buffer 7.25% and its minimum total capital plus buffer 9.25%. On January 1, 2018, the capital conservation buffer will increase to 1.875%. Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at September 30, 2017:

	September 30, 2017
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$61,103	9.28%
Individual minimum capital requirement	59,268	9.00%
Minimum capital requirement	26,341	4.00%
Excess	34,762	5.28%

Common equity Tier 1
Regulatory capital	$61,103	12.30%
Minimum capital requirement	22,363	4.50%
Excess	38,740	7.80%

Tier 1 risk-based capital
Regulatory capital	$61,103	12.30%
Minimum capital requirement	29,817	6.00%
Excess	31,286	6.30%

Total risk-based capital
Regulatory capital	$66,229	13.33%
Individual minimum capital requirement	59,634	12.00%
Minimum capital requirement	39,756	8.00%
Excess	26,473	5.33%

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

At September 30, 2017, the Bank's capital level exceeded the regulatory requirements with a Tier 1 leverage capital ratio of 9.28%, Common Tier 1 capital ratio of 12.30%, Tier 1 risk-based capital ratio of 12.30%, and a total risk-based capital ratio of 13.33%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  At September 30,

2017, the Bank continues to service 125 loans with a principal balance of $22.3 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2017 (1)	$2,044
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(16)
Open claims as of September 30, 2017 (1)	$2,028
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $190 thousand as of September 30, 2017. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2017:

$ in thousands	September 30, 2017
Representation and warranty repurchase reserve, March 31, 2017 (1)	$162
Net provision for repurchase losses (2)	28
Representation and warranty repurchase reserve, September 30, 2017 (1)	$190
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2017 and March 31, 2017

Assets

At September 30, 2017, total assets were $666.4 million, reflecting a decrease of $21.5 million, or 3.1%, from total assets of $687.9 million at March 31, 2017. The reduction is primarily attributable to a $27.1 million decline in the loan portfolio, net of the allowance for loan losses, partially offset by an increase in cash and cash equivalents of $9.0 million The decrease in the loan portfolio was largely due to loan attrition through scheduled paydowns and payoffs, a significant amount of which the Bank did not actively try to retain as it is making a determined effort to reduce its concentration level of commercial real estate loans ("CRE").

Total cash and cash equivalents decreased $9.0 million, or 15.3%, to $67.7 million at September 30, 2017, compared to $58.7 million at March 31, 2017 due to the strategic management of deposit outflows during the period.

Total investment securities decreased $3.2 million, or 4.4%, to $69.2 million at September 30, 2017, compared to $72.4 million at March 31, 2017 due to scheduled principal payments received.

Gross portfolio loans decreased $27.0 million, or 5.0%, to $518.5 million at September 30, 2017, compared to $545.6 million at March 31, 2017, as the Bank continued to focus its efforts on the targeted reduction of its concentration in commercial real estate mortgage loans through attrition in and payoffs of non owner occupied CRE loans.

Loans held-for-sale ("HFS") decreased $944 thousand to zero at September 30, 2017, as three loans were transferred back to the Bank's loans held-for-investment ("HFI") portfolio.

Liabilities and Equity

Total liabilities decreased $20.7 million, or 3.2%, to $619.7 million at September 30, 2017, compared to $640.5 million at March 31, 2017, as a result of a decline in the Bank's deposits and the repayment of borrowed funds.

Deposits decreased $9.7 million, or 1.7%, to $569.5 million at September 30, 2017, compared to $579.2 million at March 31, 2017, due primarily to declines in brokered money market accounts and interest-bearing checking accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $10.0 million, or 20.2%, to $39.4 million at September 30, 2017, compared to $49.4 million at March 31, 2017 as the Bank repaid a subordinated debt borrowing and FHLB short-term borrowings during the period.

Total equity decreased $724 thousand, or 1.5%, to $46.7 million at September 30, 2017, compared to $47.4 million at March 31, 2017. The decrease was due to a net loss of $1.2 million for the six month period, partially offset by a decrease of $508 thousand in unrealized losses on securities available-for-sale.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2017:

$ in thousands
Commitments to fund mortgage loans	$456
Commitments to fund commercial and consumer loans	1,400
Lines of credit	7,073
Letters of credit	69
Commitment to fund private equity investment	640
Total	$9,638

Comparison of Operating Results for the Three and Six Months Ended September 30, 2017 and 2016

Overview

The Company reported a net loss of $594 thousand for the three months ended September 30, 2017, compared to a net loss of $251 thousand for the comparable prior year quarter. The change in our results was primarily driven by lower non-interest income and a provision for loan losses in the current quarter compared to a recovery of loan losses in the prior year quarter. For the six months ended September 30, 2017, the Company reported a net loss of $1.2 million, compared to net income of $74 thousand for the prior year period. The change in our results was primarily driven by lower net interest income and an increase in the provision for loan losses in the current period compared to a recovery of loan losses in the prior year period.

The following table reflects selected operating ratios for the three and six months ended September 30, 2017 and 2016 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2017		2016 Restated (a)		2017		2016 Restated (a)
Return on average assets (1)	(0.36)%		(0.15)%		(0.37)%		0.02%
Return on average stockholders' equity (2) (8)	(5.01)%		(1.94)%		(5.28)%		0.28%
Return on average stockholders' equity, excluding AOCI (2) (8)	(4.87)%		(1.93)%		(5.13)%		0.28%
Net interest margin (3)	3.15%		3.02%		3.08%		3.10%
Interest rate spread (4)	3.01%		2.89%		2.94%		2.97%
Efficiency ratio (5)	108.99%		106.46%		108.48%		101.92%
Operating expenses to average assets (6)	4.13%		3.95%		4.04%		3.79%
Average stockholders' equity to average assets (7) (8)	7.22%		7.57%		7.03%		7.37%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.42%		7.59%		7.24%		7.39%
Average interest-earning assets to average interest-bearing liabilities	1.19	x	1.19	x	1.19	x	1.18	x

(a) September 30, 2016 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2017	2016 Restated (a)	2017	2016 Restated (a)
Average Stockholders' Equity
Average Stockholders' Equity	$47,468	$51,854	$46,737	$52,128
Average AOCI	(1,277)	(133)	(1,367)	(80)
Average Stockholders' Equity, excluding AOCI	$48,745	$51,987	$48,104	$52,208

Return on Average Stockholders' Equity	(5.01)%	(1.94)%	(5.28)%	0.28%
Return on Average Stockholders' Equity, excluding AOCI	(4.87)%	(1.93)%	(5.13)%	0.28%

Average Stockholders' Equity to Average Assets	7.22%	7.57%	7.03%	7.37%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.42%	7.59%	7.24%	7.39%
(a) September 30, 2016 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $16 thousand, or 0.3%, to $5.1 million for the three months ended September 30, 2017, compared to $5.1 million for the same quarter last year. Net interest income decreased $721 thousand, or 6.7%, to $10.0 million for the six months ended September 30, 2017, compared to $10.8 million for the prior year period.

The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2017 and 2016. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended September 30,
	2017			2016 Restated (a)
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$529,093	$5,797	4.38%	$555,366	$5,924	4.27%
Mortgage-backed securities	47,413	245	2.07%	32,797	146	1.78%
Investment securities	13,391	71	2.12%	16,557	113	2.73%
Restricted cash deposit	—	—	—%	234	—	0.03%
Equity securities (2)	2,251	27	4.76%	2,181	25	4.55%
Other investments and federal funds sold	54,168	199	1.46%	67,692	118	0.69%
Total interest-earning assets	646,316	6,339	3.92%	674,827	6,326	3.75%
Non-interest-earning assets	10,859			10,459
Total assets	$657,175			$685,286

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$23,830	$3	0.05%	$33,389	$13	0.15%
Savings and clubs	101,837	62	0.24%	96,801	66	0.27%
Money market	107,271	123	0.45%	142,537	216	0.60%
Certificates of deposit	266,652	758	1.13%	247,288	622	1.00%
Mortgagors deposits	2,213	10	1.79%	2,061	12	2.31%
Total deposits	501,803	956	0.76%	522,076	929	0.71%
Borrowed money	41,196	296	2.85%	44,316	294	2.63%
Total interest-bearing liabilities	542,999	1,252	0.91%	566,392	1,223	0.86%
Non-interest-bearing liabilities
Demand	55,896			54,473
Other liabilities	10,812			12,567
Total liabilities	609,707			633,432

Stockholders' equity	47,468			51,854
Total liabilities and equity	$657,175			$685,286
Net interest income		$5,087			$5,103

Average interest rate spread			3.01%			2.89%

Net interest margin			3.15%			3.02%

(a) September 30, 2016 average balances and yields have been restated from previously reported results to include the effect of restatement adjustments from prior periods. Refer to Note 1 for further detail.

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2017			2016 Restated (a)
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$531,752	$11,449	4.31%	$570,027	$12,377	4.34%
Mortgage-backed securities	48,119	495	2.06%	33,338	316	1.90%
Investment securities	13,442	151	2.25%	21,482	255	2.37%
Restricted cash deposit	139	—	0.03%	230	—	0.03%
Equity securities (2)	2,272	50	4.39%	2,503	56	4.46%
Other investments and federal funds sold	55,557	365	1.31%	67,319	242	0.72%
Total interest-earning assets	651,281	12,510	3.84%	694,899	13,246	3.81%
Non-interest-earning assets	13,450			12,047
Total assets	$664,731			$706,946

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$27,370	$8	0.06%	$33,290	$26	0.16%
Savings and clubs	102,109	123	0.24%	96,724	132	0.27%
Money market	117,768	299	0.51%	149,885	459	0.61%
Certificates of deposit	258,236	1,427	1.10%	253,388	1,226	0.97%
Mortgagors deposits	2,440	31	2.53%	2,411	21	1.74%
Total deposits	507,923	1,888	0.74%	535,698	1,864	0.69%
Borrowed money	41,370	582	2.81%	51,971	621	2.38%
Total interest-bearing liabilities	549,293	2,470	0.90%	587,669	2,485	0.84%
Non-interest-bearing liabilities
Demand	57,083			55,108
Other liabilities	11,618			12,041
Total liabilities	617,994			654,818

Stockholders' equity	46,737			52,128
Total liabilities and equity	$664,731			$706,946
Net interest income		$10,040			$10,761

Average interest rate spread			2.94%			2.97%

Net interest margin			3.08%			3.10%

(a) September 30, 2016 average balances and yields have been restated from previously reported results to include the effect of restatement adjustments from prior periods. Refer to Note 1 for further detail.

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income increased $13 thousand, or 0.2%, to $6.3 million for the three months ended September 30, 2017, compared to $6.3 million for the prior year quarter. For the six months ended September 30, 2017, interest income decreased $736 thousand, or 5.6%, to $12.5 million compared to $13.2 million for the prior year period. Interest income on loans decreased $928 thousand, or 7.5%, due to lower average balances in the current period of $38.3 million. The decrease in average loans outstanding is the result of a focused effort to reduce the concentration level of the Company's Commercial Real Estate loans. The loss in loan interest income was partially offset by a $179 thousand increase in interest on mortgage-backed securities, which was due to higher average balances of $14.8 million and yield of 16 basis points compared to the prior year period.

Interest Expense

Interest expense increased $29 thousand, or 2.4%, to $1.3 million for the three months ended September 30, 2017, compared to $1.2 million for the prior year quarter. For the six months ended September 30, 2017, interest expense decreased $15 thousand, or 0.6%, to $2.5 million, compared to the prior year period. Interest expense on deposits increased minimally in both periods, while year to date interest expense on borrowings decreased $39 thousand during the six months ended September 30, 2017 despite a 0.43% increase in the cost to borrow, due to a decline of $10.6 million in average borrowings during the current year-to-date period.

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

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2017 and 2016 and the fiscal year ended March 31, 2017:

$ in thousands	Six Months Ended September 30, 2017	Fiscal Year Ended March 31, 2017	Six Months Ended September 30, 2016
Beginning Balance	5,060	$5,232	$5,232
Less: Charge-offs	141	529	354
Add: Recoveries	83	328	233
Provision for (Recovery of) Loan Losses	124	29	(364)
Ending Balance	$5,126	$5,060	$4,747

Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.02%	0.04%	0.04%
Allowance to total loans	0.99%	0.93%	0.90%
Allowance to non-performing loans	57.92%	60.11%	55.45%

The Company recorded a $4 thousand provision for loan loss for the three months ended September 30, 2017, compared to a $160 thousand recovery of loan loss for the prior year quarter. Net charge-offs of $11 thousand were recognized during the second quarter, compared to net charge-offs of $276 thousand for the prior year quarter. For the six months ended September 30, 2017, the Company recorded a $124 thousand provision for loan loss, compared to a $364 thousand recovery of loan loss for the prior year period. Net charge-offs of $58 thousand were recognized for the six months ended September 30, 2017, compared to net charge-offs of $121 thousand in the prior year period.

At September 30, 2017, nonaccrual loans totaled $8.9 million, or 1.3% of total assets, compared to $8.4 million, or 1.2% of total assets at March 31, 2017. The ALLL was $5.1 million at September 30, 2017, which represents a ratio of the ALLL to nonaccrual loans of 57.9% compared to a ratio of 60.1% at March 31, 2017. The ratio of the allowance for loan losses to total loans was 0.99% at September 30, 2017, compared to 0.93% at March 31, 2017.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2017, loans classified as TDR totaled $5.9 million, of which $3.8 million were classified as performing. At March 31, 2017, loans classified as TDR totaled $6.4 million, of which $3.9 million were classified as performing.

At September 30, 2017, non-performing assets totaled $9.5 million, or 1.4% of total assets compared to $10.4 million, or 1.5% of total assets at March 31, 2017. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$5,583	$4,703	$3,899	$3,466	$3,211
Multifamily	1,582	1,589	1,602	1,603	1,610
Commercial real estate	1,382	1,389	993	1,004	1,015
Business	303	1,026	1,922	2,421	2,725
Consumer	—	—	2	3	—
Total nonaccrual loans	8,850	8,707	8,418	8,497	8,561
Other non-performing assets (2):
Real estate owned	604	787	990	1,166	1,311
Loans held-for-sale	—	1,020	944	1,167	1,015
Total other non-performing assets	604	1,807	1,934	2,333	2,326
Total non-performing assets (3)	$9,454	$10,514	$10,352	$10,830	$10,887

Non-performing loans to total loans	1.71%	1.63%	1.54%	1.59%	1.62%
Non-performing assets to total assets	1.42%	1.59%	1.50%	1.55%	1.55%
Allowance to total loans	0.99%	0.96%	0.93%	0.87%	0.90%
Allowance to non-performing loans	57.92%	58.95%	60.11%	54.37%	55.45%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2017, there were $3.5 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2017, the Bank had $6.1 million in subprime loans, or 1.2% of its total loan portfolio, of which $1.3 million are non-performing loans.

Non-Interest Income

Non-interest income decreased $118 thousand, or 9.4%, to $1.1 million for the three months ended September 30, 2017, compared to $1.3 million for the prior year quarter. For the six months ended September 30, 2017, non-interest income decreased

$49 thousand, or 2.0%, to $2.3 million compared to $2.4 million for the prior year period. Other non-interest income in the prior period included miscellaneous loan fees. This was partially offset by higher depository fees earned during the current period as the Bank instituted fees for paper statements in an effort to move to more efficient electronic delivery channels.

Non-Interest Expense

Non-interest expense increased $15 thousand, or 0.2%, to $6.8 million for the three months ended September 30, 2017, compared to $6.8 million for the prior year quarter. For the six months ended September 30, 2017, non-interest expense increased $28 thousand, or 0.2%, to $13.4 million compared to $13.4 million for the prior year period. For both comparative periods, the Bank had higher employee compensation and benefits expense related to staffing costs associated with strengthening the Bank's regulatory and compliance infrastructure, as well as increased consulting fees related to the same. These were partially offset by decreases in other non-interest expense compared to the prior year period, primarily in advertising, legal and charge-off expenses.

Income Tax Expense

For the three months ended September 30, 2017, income tax expense was $30 thousand. There was no income tax expense for the prior year quarter. For the six months ended September 30, 2017, income tax expense was $60 thousand, compared to $37 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2017, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 filed on November 9, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017. The material weaknesses in internal controls related to the lack of timely identification and accounting for loan maintenance changes and payment applications and the failure of controls over general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items.

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

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2017, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

The Company does not believe its risks have materially changed from those included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2017.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended September 30, 2017.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2017 (unaudited) and March 31, 2017; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2017 and 2016 (unaudited); (iv) Consolidated Statements of Changes in Equity for the six months ended September 30, 2017 and 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	November 20, 2017	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 20, 2017	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)