Form 10-Q
period 2017-12-31
CARVER BANCORP INC
filed 2018-02-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2018
Common Stock, par value $0.01	3,696,087

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2017	March 31, 2017
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$76,383	$58,428
Money market investments	258	258
Total cash and cash equivalents	76,641	58,686
Restricted cash	—	283
Investment securities:
Available-for-sale, at fair value	55,087	59,011
Held-to-maturity, at amortized cost (fair value of $12,416 and $13,497 at December 31, 2017 and March 31, 2017, respectively)	12,394	13,435
Total investment securities	67,481	72,446

Loans held-for-sale (HFS)	—	944

Loans receivable:
Real estate mortgage loans	421,422	471,444
Commercial business loans	69,357	65,114
Consumer loans	5,929	8,994
Loans, gross	496,708	545,552
Allowance for loan losses	(5,070)	(5,060)
Total loans receivable, net	491,638	540,492
Premises and equipment, net	5,970	5,427
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,768	2,171
Accrued interest receivable	1,728	1,583
Other assets	10,734	5,829
Total assets	$655,960	$687,861

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$62,868	$61,576
Interest-bearing deposits
Interest-bearing checking	23,866	37,180
Savings	100,219	100,913
Money market	105,174	140,807
Certificates of deposit	267,119	236,342
Escrow	1,475	2,358
Total interest-bearing deposits	497,853	517,600
Total deposits	560,721	579,176
Advances from the FHLB-NY and other borrowed money	38,403	49,403
Other liabilities	11,411	11,884
Total liabilities	610,535	640,463

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 shares issued; 3,696,087 shares outstanding)	61	61
Additional paid-in capital	55,477	55,474
Accumulated deficit	(53,077)	(50,898)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(1,737)	(1,940)
Total equity	45,425	47,398
Total liabilities and equity	$655,960	$687,861
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2017	2016 Restated (1)	2017	2016 Restated (1)
Interest income:
Loans	$5,471	$5,685	$16,920	$18,062
Mortgage-backed securities	238	223	733	539
Investment securities	163	174	477	597
Money market investments	181	65	433	195
Total interest income	6,053	6,147	18,563	19,393

Interest expense:
Deposits	1,073	966	2,961	2,830
Advances and other borrowed money	291	316	873	937
Total interest expense	1,364	1,282	3,834	3,767

Net interest income	4,689	4,865	14,729	15,626
Provision for (recovery of) loan losses	6	(128)	130	(492)
Net interest income after provision for (recovery of) loan losses	4,683	4,993	14,599	16,118

Non-interest income:
Depository fees and charges	817	847	2,563	2,452
Loan fees and service charges	172	82	414	287
Gain on sale of securities	—	—	—	58
Gain on sale of loans, net	—	—	—	4
Gain on sale of real estate owned, net of market value adjustment	184	—	250	—
Gain on sale of building, net	18	18	52	52
Lower of cost or market adjustment on loans held-for-sale	—	(26)	—	(26)
Other	155	150	415	641
Total non-interest income	1,346	1,071	3,694	3,468

Non-interest expense:
Employee compensation and benefits	3,204	3,112	9,335	9,042
Net occupancy expense	856	812	2,555	2,353
Equipment, net	242	173	626	561
Data processing	385	379	1,203	1,078
Consulting fees	186	218	620	486
Federal deposit insurance premiums	163	186	460	515
Other	1,906	2,077	5,582	6,333
Total non-interest expense	6,942	6,957	20,381	20,368

Loss before income taxes	(913)	(893)	(2,088)	(782)
Income tax expense	31	—	91	37
Net loss	$(944)	$(893)	$(2,179)	$(819)

Net loss per common share:
Basic	$(0.26)	$(0.24)	$(0.59)	$(0.22)
Diluted	(0.26)	(0.24)	(0.59)	(0.22)
(1) December 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2017	2016 Restated (1)	2017	2016 Restated (1)
Net loss	$(944)	$(893)	$(2,179)	$(819)
Other comprehensive income (loss), net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	(305)	(1,836)	203	(1,736)
Less: Reclassification adjustment for gains on sale of available-for-sale securities, net of income tax expense of $0	—	—	—	58
Total other comprehensive income (loss), net of tax	(305)	(1,836)	203	(1,794)
Total comprehensive loss, net of tax	$(1,249)	$(2,729)	$(1,976)	$(2,613)
(1) December 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended December 31, 2017 and 2016
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2017	$45,118	$61	$55,474	$(50,898)	$(417)	$(1,940)	$47,398
Net loss	—	—	—	(2,179)	—	—	(2,179)
Other comprehensive income, net of taxes	—	—	—	—	—	203	203
Stock based compensation expense	—	—	3	—	—	—	3
Balance — December 31, 2017	$45,118	$61	$55,477	$(53,077)	$(417)	$(1,737)	$45,425

Balance — March 31, 2016 Restated (1)	$45,118	$61	$55,470	$(48,045)	$(417)	$(307)	$51,880
Net loss — Restated (1)	—	—	—	(819)	—	—	(819)
Other comprehensive income, net of taxes	—	—	—	—	—	(1,794)	(1,794)
Balance — December 31, 2016 Restated (1)	$45,118	$61	$55,470	$(48,864)	$(417)	$(2,101)	$49,267
(1) December 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2017	2016 Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (1)	$(2,179)	$(819)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	130	(492)
Stock based compensation expense	3	—
Depreciation and amortization expense	602	646
Gain on sale of real estate owned, net of market value adjustment	(250)	—
Gain on sale of securities, net	—	(58)
Gain on sale of loans, net	—	(4)
Gain on sale of building	(52)	(52)
Amortization and accretion of loan premiums and discounts and deferred charges	171	176
Amortization and accretion of premiums and discounts — securities	255	259
Market adjustment on held-for-sale loans	—	26
(Increase) decrease in accrued interest receivable (1)	(145)	343
(Increase) decrease in other assets (1)	(4,739)	1,140
(Decrease) in other liabilities (1)	(473)	(1,632)
Net cash used in operating activities	(6,677)	(467)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(30,761)
Proceeds sales of investments: Available-for-sale	—	7,259
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	3,916	17,569
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	998	1,340
Originations of loans held-for-investment, net of repayments	46,768	44,944
Loans purchased from third parties	—	(13,896)
Proceeds from sale of loans held-for-sale	—	4,645
Proceeds on sale of loans	1,986	5,401
Decrease (increase) in restricted cash	283	(44)
Redemption of FHLB-NY stock, net	403	307
Purchase of premises and equipment	(1,145)	(132)
Proceeds from sales of real estate owned	878	169
Net cash provided by investing activities	54,087	36,801
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(18,455)	(28,583)
Net decrease in FHLB-NY advances and other borrowings	(11,000)	(10,000)
Net cash used in financing activities	(29,455)	(38,583)
Net increase (decrease) in cash and cash equivalents	17,955	(2,249)
Cash and cash equivalents at beginning of period	58,686	63,188
Cash and cash equivalents at end of period	$76,641	$60,939

Supplemental cash flow information:
Noncash financing and investing activities
Transfers (from) to held-for-sale loans (to) from portfolio loans	$(944)	$18,518
Transfers to real estate owned	$867	$462

Cash paid for:
Interest	$3,305	$5,818
Income taxes	$225	$57
(1) December 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

The Company's audited results as of and for the year ended March 31, 2016, as well as the unaudited condensed consolidated financial information for the quarterly periods in 2017 and 2016 were restated in the Annual Report on Form 10-K for the year ended March 31, 2017 (the "Restatement"). The Restatement corrected material errors related to reconciling items that were identified as uncollectable that should have been written off in prior periods, as well as adjustments related to loan system maintenance items and payment applications that were not timely processed by the Bank on to its core provider system. In addition to these errors, adjustments were made related to other individually immaterial errors including certain corrections that had been previously identified but not recorded because they were not material to our consolidated financial statements. These corrections included adjustments to other liabilities, interest expense and certain reclassification entries. The cumulative impact of the Restatement and error corrections on the quarter ended December 31, 2016 was an increase in interest income of $43 thousand and decreases in other non-interest expense of $254 thousand and non-interest income of $34 thousand. For the nine months ended December 31, 2016, the impact of the restatement was increases in interest income of $99 thousand, and decreases in interest expense of $157 thousand, non-interest income of $78 thousand and other non-interest expense of $3 thousand. The impact of the Restatement and error corrections decreased basic and diluted loss per share by $0.07 and $0.05 for the three and nine months ended December 31, 2016, respectively. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ended March 31, 2018. The consolidated balance sheet at December 31, 2017 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2017. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2017	2016 Restated (1)	2017	2016 Restated (1)
Net loss (1)	$(944)	$(893)	(2,179)	(819)

Weighted average common shares outstanding - basic	3,698,020	3,697,220	3,697,753	3,696,968
Weighted average common shares outstanding – diluted	3,698,020	3,697,220	3,697,753	3,696,968

Basic loss per common share (1)	$(0.26)	$(0.24)	$(0.59)	$(0.22)
Diluted loss per common share (1)	$(0.26)	$(0.24)	$(0.59)	$(0.22)
(1) December 31, 2016 balances have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the nine months ended December 31, 2017 and 2016:

$ in thousands	At March 31, 2017	Other Comprehensive Income, net of tax	At December 31, 2017
Net unrealized loss on securities available-for-sale	$(1,940)	$203	$(1,737)

$ in thousands	At March 31, 2016	Other Comprehensive Income, net of tax	At December 31, 2016
Net unrealized loss on securities available-for-sale	$(307)	$(1,794)	$(2,101)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2017	2016	2017	2016
Reclassification adjustment for gain on sale of available-for-sale securities, net of tax	$—	$—	$—	$58	Gain on sale of securities

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2017, $55.1 million, or 81.6%, of the Bank’s total securities were classified as available-for-sale, and the remaining $12.4 million, or 18.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at December 31, 2017 and March 31, 2017.

The following tables set forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2017 and March 31, 2017:

	At December 31, 2017
	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,218	$—	$69	$2,149
Federal Home Loan Mortgage Corporation	6,903	—	167	6,736
Federal National Mortgage Association	25,275	—	785	24,490
Other	45	—	—	45
Total mortgage-backed securities	34,441	—	1,021	33,420
U.S. Government Agency Securities	6,952	—	124	6,828
Corporate Bonds	5,085	—	96	4,989
Other investments (1)	10,346	—	496	9,850
Total available-for-sale	$56,824	$—	$1,737	$55,087
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,517	$59	$—	$1,576
Federal National Mortgage Association and Other	9,877	—	72	9,805
Total held-to-maturity mortgage-backed securities	11,394	59	72	11,381
Corporate Bonds	1,000	35	—	1,035
Total held-to maturity	$12,394	$94	$72	$12,416

	At March 31, 2017
	Amortized	Gross Unrealized		Estimated
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,576	$—	$89	$2,487
Federal Home Loan Mortgage Corporation	8,053	—	195	7,858
Federal National Mortgage Association	27,241	—	928	26,313
Other	45	—	—	45
Total mortgage-backed securities	37,915	—	1,212	36,703
U.S. Government Agency Securities	7,574	—	92	7,482
Corporate Bonds	5,104	—	140	4,964
Other investments (1)	10,358	—	496	9,862
Total available-for-sale	$60,951	$—	$1,940	$59,011
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,797	$86	$—	$1,883
Federal National Mortgage Association and Other	10,638	12	60	10,590
Total held-to-maturity mortgage-backed securities	12,435	98	60	12,473
Corporate Bonds	1,000	24	—	1,024
Total held-to-maturity	$13,435	$122	$60	$13,497
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the three and nine months ended December 31, 2017 and 2016:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
$ in thousands	2017	2016	2017	2016
Proceeds	$—	$—	$—	$7,259
Gross Gains	—	—	—	58
Gross Losses	—	—	—	—

The following table sets forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2017 and March 31, 2017 for less than 12 months and 12 months or longer:

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$29	$3,819	$992	$29,556	$1,021	$33,375
U.S. Government Agency Securities	—	—	124	6,828	124	6,828
Corporate Bonds	—	—	96	4,989	96	4,989
Other investments (1)	—	—	496	9,504	496	9,504
Total available-for-sale securities	$29	$3,819	$1,708	$50,877	$1,737	$54,696

Held-to-Maturity:
Mortgage-backed securities	$35	$7,968	$37	$1,728	$72	$9,696
Total held-to-maturity securities	$35	$7,968	$37	$1,728	$72	$9,696

	At March 31, 2017
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,171	$34,716	$41	$1,942	$1,212	$36,658
U.S. Government Agency Securities	92	7,482	—	—	92	7,482
Corporate bonds	140	4,964	—	—	140	4,964
Other investments (1)	—	—	496	9,504	496	9,504
Total available-for-sale securities	$1,403	$47,162	$537	$11,446	$1,940	$58,608

Held-to-Maturity:
Mortgage-backed securities	$60	$7,623	$—	$—	$60	$7,623
Total held-to-maturity securities	$60	$7,623	$—	$—	$60	$7,623
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

A total of 34 securities had an unrealized loss at December 31, 2017 compared to 33 at March 31, 2017. Mortgage-backed securities represented 61.0% of total available-for-sale securities in an unrealized loss position at December 31, 2017. There were 19 mortgage-backed securities, two U.S. government agency securities, five corporate bonds and one investment in a CRA fund that had an unrealized loss position for more than 12 months at December 31, 2017. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or until the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the quarter ended December 31, 2017, the Bank recognized an impairment of less than $500 on a security.

The following is a summary of the carrying value (amortized cost) and fair value of securities at December 31, 2017, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$7,387	$7,212	1.66%
Five through ten years	12,142	11,859	2.04%
After ten years	37,295	36,016	1.47%
Total	$56,824	$55,087	1.62%

Held-to-maturity:
Five through ten years	$9,075	$9,099	2.81%
After ten years	3,319	3,317	2.64%
Total	$12,394	$12,416	2.77%

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

The following is a summary of loans receivable at December 31, 2017 and March 31, 2017:

	December 31, 2017		March 31, 2017
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$123,506	25.1%	$132,679	24.5%
Multifamily	75,106	15.2%	87,824	16.2%
Commercial real estate	218,998	44.4%	241,794	44.7%
Construction	—	—%	4,983	0.9%
Business (1)	69,361	14.1%	65,151	12.0%
Consumer (2)	5,874	1.2%	8,994	1.7%
Total loans receivable	$492,845	100.0%	$541,425	100.0%

Unamortized premiums, deferred costs and fees, net	3,863		4,127

Allowance for loan losses	(5,070)		(5,060)
Total loans receivable, net	$491,638		$540,492

Loans HFS	$—		$944
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2017 and 2016, and the fiscal year ended March 31, 2017.

Three months ended December 31, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,179	$1,369	$1,692	—	$832	$20	34	$5,126
Charge-offs	—	36	—	—	27	7	—	70
Recoveries	—	—	5	—	3	—	—	8
Provision for (recovery of) Loan Losses	(52)	(25)	(25)	—	(31)	8	131	6
Ending Balance	$1,127	$1,308	$1,672	$—	$777	$21	$165	$5,070

Nine months ended December 31, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,663	$1,213	$1,496	$106	$573	$9	$—	$5,060
Charge-offs	93	42	—	—	47	29	—	211
Recoveries	—	—	15	—	72	4	—	91
Provision for (recovery of) Loan Losses	(443)	137	161	(106)	179	37	165	130
Ending Balance	$1,127	$1,308	$1,672	$—	$777	$21	$165	$5,070

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	976	1,172	1,672	—	720	21	165	4,726
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	151	136	—	—	57	—	—	344

Loan Receivables Ending Balance:	$125,678	$75,805	$219,939	$—	$69,357	$5,929	$—	$496,708
Ending Balance: collectively evaluated for impairment	119,226	74,160	219,431	—	64,980	5,929	—	483,726
Ending Balance: individually evaluated for impairment	6,452	1,645	508	—	4,377	—	—	12,982

Fiscal year ended March 31, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Charge-offs	106	338	—	—	—	85	529
Recoveries	—	—	20	—	304	4	328
Provision for (recovery of) Loan Losses	72	929	(332)	44	(753)	69	29
Ending Balance	$1,663	$1,213	$1,496	$106	$573	$9	$5,060

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,357	1,207	1,490	106	532	7	4,699
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	306	6	6	—	41	2	361

Loan Receivables Ending Balance:	$134,927	$88,750	$242,818	$4,949	$65,114	$8,994	$545,552
Ending Balance: collectively evaluated for impairment	129,420	87,148	239,323	4,949	61,027	8,992	530,859
Ending Balance: individually evaluated for impairment	5,507	1,602	3,495	—	4,087	2	14,693

Three months ended December 31, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,654	$672	$1,743	$50	$577	$2	$49	$4,747
Charge-offs	4	37	—	—	—	13	—	54
Recoveries	—	—	4	—	51	—	—	55
Provision for (recovery of) Loan Losses	(33)	54	(180)	70	(29)	39	(49)	(128)
Ending Balance	$1,617	$689	$1,567	$120	$599	$28	$—	$4,620

Nine months ended December 31, 2016
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$—	$5,232
Charge-offs	66	288	—	—	—	54	—	408
Recoveries	—	—	14	—	270	4	—	288
Provision for (recovery of) Loan Losses	(14)	355	(255)	58	(693)	57	—	(492)
Ending Balance	$1,617	$689	$1,567	$120	$599	$28	$—	$4,620

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,369	689	1,537	120	541	25	—	4,281
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	248	—	30	—	58	3	—	339

Loan Receivables Ending Balance:	$138,620	$71,924	$250,810	$4,962	$66,200	$302	—	$532,818
Ending Balance: collectively evaluated for impairment	133,097	70,321	246,339	4,962	60,654	299	—	515,672
Ending Balance: individually evaluated for impairment	5,523	1,603	4,471	—	5,546	3	—	17,146

The following is a summary of nonaccrual loans at December 31, 2017 and March 31, 2017.

$ in thousands	December 31, 2017	March 31, 2017
Gross loans receivable:
One-to-four family	$4,598	$3,899
Multifamily	897	1,602
Commercial real estate	508	993
Business	302	1,922
Consumer	—	2
Total nonaccrual loans	$6,305	$8,418

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at December 31, 2017 were $5.7 million, $1.9 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2017, total TDR loans were $6.4 million, of which $2.5 million were non-performing.

At December 31, 2017, other non-performing assets totaled $1.2 million which consisted of other real estate owned. At December 31, 2017, other real estate owned valued at $1.2 million comprised of eight foreclosed properties which includes $268 thousand of residential properties, compared to $990 thousand comprised of eight properties, which included $718 thousand of residential properties at March 31, 2017. At December 31, 2017, the Bank had no non performing held-for-sale loans, compared to $944 thousand at March 31, 2017.

Although we believe that substantially all risk elements at December 31, 2017 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of December 31, 2017, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$74,160	$219,431	$—	$60,982
Special Mention	—	—	—	3,764
Substandard	1,645	508	—	4,611
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$75,805	$219,939	$—	$69,357

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$121,238	$5,928
Non-Performing			4,440	1
Total			$125,678	$5,929

As of March 31, 2017, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$87,148	$238,552	$4,949	$58,555
Special Mention	—	771	—	133
Substandard	1,082	3,495	—	6,426
Doubtful	520	—	—	—
Loss	—	—	—	—
Total	$88,750	$242,818	$4,949	$65,114

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$131,028	$8,992
Non-Performing			3,899	2
Total			$134,927	$8,994

The following table presents an aging analysis of the recorded investment of past due financing receivable as of December 31, 2017 and March 31, 2017.

December 31, 2017
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,486	$—	$4,440	$5,926	$119,752	$125,678
Multifamily	—	—	276	276	75,529	75,805
Commercial real estate	2,478	—	—	2,478	217,461	219,939
Business	1,932	12	289	2,233	67,124	69,357
Consumer	17	—	—	17	5,912	5,929
Total	$5,913	$12	$5,005	$10,930	$485,778	$496,708

March 31, 2017
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$2,094	$247	$3,022	$5,363	$129,564	$134,927
Multifamily	—	—	803	803	87,947	88,750
Commercial real estate	—	—	—	—	242,818	242,818
Construction	—	—	—	—	4,949	4,949
Business	—	429	1,500	1,929	63,185	65,114
Consumer	1	—	2	3	8,991	8,994
Total	$2,095	$676	$5,327	$8,098	$537,454	$545,552

The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2017 and March 31, 2017.

	At December 31, 2017			At March 31, 2017
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$5,073	$6,366	$—	$3,416	$4,210	$—
Multifamily	839	1,188	—	1,596	2,081	—
Commercial real estate	508	508	—	993	993	—
Business	1,788	1,861	—	1,923	1,968	—
With an allowance recorded:
One-to-four family	1,379	1,510	151	2,091	2,215	306
Multifamily	806	806	136	6	6	6
Commercial real estate	—	—	—	2,502	2,502	6
Business	2,589	2,602	57	2,164	2,164	41
Consumer and other	—	—	—	2	2	2
Total	$12,982	$14,841	$344	$14,693	$16,141	$361

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and nine month periods ended December 31, 2017 and 2016.

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2017		2016		2017		2016
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$5,284	$3	$3,220	$—	$5,099	$15	$2,927	$7
Multifamily	1,068	9	1,608	—	1,379	25	1,689	6
Commercial real estate	799	9	1,952	9	1,912	28	1,969	9
Business	1,632	—	3,459	—	2,020	—	3,842	128
With an allowance recorded:
One-to-four family	1,381	—	2,163	4	1,388	—	2,174	5
Commercial real estate	—	—	1,429	—	—	—	1,431	—
Business	2,623	1	2,581	—	2,603	1	2,639	37
Consumer and other	—	—	3	—	—	—	1	—
Total	$13,094	$22	$16,415	$13	$14,542	$69	$16,672	$192

In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There was one loan modification made during the nine month period ended December 31, 2017. The modification converted a line of credit into a five year term loan with an interest concession. There were no TDR modifications made during the three and nine month periods ended December 31, 2016.

There were no TDR modifications for the three months ended December 31, 2017. The following table presents an analysis of those loan modifications that were classified as TDRs during the nine month period ended December 31, 2017.

Modifications to loans during the nine month period ended
December 31, 2017
Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
1	$285	$285	7.25%	7.00%

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended December 31, 2017 and 2016, there were no modified loans that defaulted within the last 12 months of modification.

At December 31, 2017, there were 10 loans in the TDR portfolio totaling $3.8 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2017, there were 11 loans in the performing TDR portfolio totaling $3.9 million.

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

There were no loans outstanding to related parties at December 31, 2017. The aggregate amount of loans outstanding to related parties was $4.7 million at March 31, 2017. During the nine months ended December 31, 2017, advances totaled $111 thousand and principal repayments totaled $4.8 million. These loans were made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable loans with persons not related to Carver Federal, and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2017 and March 31, 2017, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	183	$183
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,149	—	2,149
Federal Home Loan Mortgage Corporation	—	6,736	—	6,736
Federal National Mortgage Association	—	24,490	—	24,490
Other	—	—	45	45
U.S. Government Agency Securities	—	6,828	—	6,828
Corporate bonds	—	4,989	—	4,989
Other investments	—	9,504	346	9,850
Total available-for-sale securities	—	54,696	391	55,087
Total	$—	$54,696	$574	$55,270

	Fair Value Measurements at March 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$192	$192
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,487	—	2,487
Federal Home Loan Mortgage Corporation	—	7,858	—	7,858
Federal National Mortgage Association	—	26,313	—	26,313
Other	—	—	45	45
U.S. Government Agency securities	—	7,482	—	7,482
Corporate bonds	—	4,964	—	4,964
Other investments	—	9,504	358	9,862
Total available-for-sale securities	—	58,608	403	59,011
Total	$—	$58,608	$595	$59,203

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company’s total assets measured at fair value at December 31, 2017 and March 31, 2017.

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

In the three and nine month periods ended December 31, 2017, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2017 and 2016:

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2017
Available-for-Sale
Other mortgage-backed securities	$45	$—	$—	$—	$45
Other investments	358	(12)	—	—	346

Mortgage servicing rights	192	(9)	—	—	183

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2016
Available-for-Sale
Other mortgage-backed securities	$45	$—	$—	$—	$45
Other investments	148	—	212	—	360

Mortgage servicing rights	201	(8)	—	—	193

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2017 and March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other mortgage-backed securities	$45	Cost	n/a
Other investments	346	Cost	n/a

Mortgage Servicing Rights	183	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	19.47%

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other mortgage-backed securities	$45	Cost	n/a
Other investments	358	Cost	n/a

Mortgage Servicing Rights	192	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	22.37%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2017 and March 31, 2017, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$4,430	$4,430
Other real estate owned	—	—	1,200	$1,200

	Fair Value Measurements at March 31, 2017, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,953	$5,953
Other real estate owned	—	—	990	$990

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2017 and March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$4,430	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	1,200	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,953	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	990	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2017 and March 31, 2017 are as follows:

	December 31, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$76,641	$76,641	$76,641	$—	$—
Securities available-for-sale	55,087	55,087	—	54,696	391
FHLB Stock	1,768	1,768	—	1,768	—
Securities held-to-maturity	12,394	12,416	—	12,416	—
Loans receivable	491,638	491,888	—	—	491,888
Accrued interest receivable	1,728	1,728	—	1,728	—
Mortgage servicing rights	183	183	—	—	183
Other assets - Interest-bearing deposits	970	970	—	970	—
Financial Liabilities:
Deposits	$560,721	$558,676	$293,595	$265,081	$—
Advances from FHLB of New York	25,000	24,965	—	24,965	—
Other borrowed money	13,403	15,313	—	15,313	—
Accrued interest payable	920	920	—	920	—

	March 31, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$58,686	$58,686	$58,686	$—		$—
Restricted cash	283	283	—	283		—
Securities available-for-sale	59,011	59,011	—	58,608		403
FHLB Stock	2,171	2,171	—	2,171		—
Securities held-to-maturity	13,435	13,497	—	13,497		—
Loans receivable	540,492	543,929	—	—	485,458	543,929
Loans held-for-sale	944	944	—	—		944
Accrued interest receivable	1,583	1,583	—	1,583		—
Mortgage servicing rights	192	192	—	—		192
Other assets - Interest-bearing deposits	985	985	—	985		—
Financial Liabilities:
Deposits	$579,176	$548,902	$313,430	$235,472		$—
Advances from FHLB of New York	30,000	29,994	—	29,994		—
Other borrowed money	19,403	18,896	—	18,896		—
Accrued interest payable	390	390	—	390		—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of December 31, 2017 and March 31, 2017. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

NOTE 10. IMPACT OF RECENT ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements (ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, 2017-13 and 2017-14) is effective for annual periods beginning after December 15, 2017 ( April 1, 2018 for the Company), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently planning to use the retrospective approach with the cumulative effect adjustment approach to uncompleted contracts at the date of adoption. Management continues to assess the impact that this guidance will have on its consolidated financial statements and related disclosures. Preliminarily, the Company has concluded that (1) a substantial majority of the Company's revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09 and (2) based on our understanding of the standard and subsequent modification and the nature of our non-interest revenue, many elements of non-interest income will be unaffected. However, at this stage, we have not yet performed detailed analysis on contracts that underly the potentially impacted accounts and, accordingly, cannot make a formal assessment of the impact thereon. Adoption of the new standard will require expanded disclosures.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments will (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ended March 31, 2019), including interim periods within those fiscal years. The adoption of this standard by public entities is permitted as of the beginning of the year of adoption for selected amendments, including the amendment related to unrealized gains and losses on equity securities, by a cumulative effect adjustment to the statement of financial condition. At December 31, 2017, we had unrealized losses on equity securities of $496 thousand, or 1% of stockholders' equity.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02, as augmented by ASU No. 2018-01, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company currently expects that upon adoption of ASU 2016-02, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

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

Explanatory Note

Within this report, we have included restated results for the three and nine months ended December 31, 2016, which are noted as “Restated 2016.” Our consolidated financial statements as of and for the three and nine months ended December 31, 2016 included in this Quarterly Report on Form 10-Q have been restated from the original filing.

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

•
our ability to remediate the material weakness in our internal controls over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and our ability to maintain effective internal controls and procedures in the future;

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

Carver Federal is the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $656.0 million in assets and 130 employees as of December 31, 2017.

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

Carver Federal offers loan products covering a variety of asset classes, including commercial and multifamily mortgages, and business loans.  The Bank finances mortgage and loan products through deposits or borrowings.  Funds not used to originate mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

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

Carver Federal's more than 65 year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors in its market.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of December 31, 2017, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 13	500	10,500	—	—	—	—	—	4,095	4,095
CDE 14	400	10,000	—	—	—	—	—	3,900	3,900
CDE 15, CDE 16, CDE 17	900	20,500	15,548	15,548	—	2	—	7,995	7,997
CDE 18	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,047	11,047	—	1	—	4,191	4,192
CDE 20	625	12,500	11,973	11,973	—	1	—	4,875	4,876
CDE 21	625	12,500	12,025	12,025	—	1	—	4,875	4,876
Total	$4,150	$90,000	$63,993	$63,993	$13,000	$405	$—	$35,100	$48,505

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. At December 31, 2017, the Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance would subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Given that the Company has fully reserved its deferred tax asset, there is no impact to the financial statements.

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

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2017, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the three months ended December 31, 2017. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2017.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $11.0 million, or 22.3%, to $38.4 million at December 31, 2017, compared to $49.4 million at March 31, 2017 due to the repayment of FHLB short-term borrowings and a repo borrowing and subordinated debt during the nine month period. At December 31, 2017, the Bank had $25.0 million in FHLB-NY borrowings with a weighted average rate of 1.50% scheduled to mature over the next twelve months. Due to the late filing of Carver's 2016 Form 10-K (as filed with the Securities and Exchange Commission on August 12, 2016), and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At December 31, 2017, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $19.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2017 and March 31, 2017, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $76.6 million and $58.7 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2017, total cash and cash equivalents increased $18.0 million to $76.6 million at December 31, 2017, compared to $58.7 million at March 31, 2017, reflecting cash provided by investing activities of $54.1 million, offset by cash used in financing activities of $29.5 million and cash used in operating activities of $6.7 million. Net cash provided by investing activities of $54.1 million was primarily attributable to net loan principal repayments. Net cash used in financing activities of $29.5 million resulted from net decreases in deposits of $18.5 million and repayment of FHLB short-term borrowings and other borrowings totaling $11.0 million during the period. Net cash used in operating activities totaled $6.7 million.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ends on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of December 31, 2017, the Bank's capital conservation buffer ("buffer") was 1.25%, making its minimum CET1 plus buffer 5.75%, its minimum Tier 1 capital plus buffer 7.25% and its minimum total capital plus buffer 9.25%. On January 1, 2018, the capital conservation buffer increased to 1.875%. Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at December 31, 2017:

	December 31, 2017
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$60,326	9.17%
Individual minimum capital requirement	59,204	9.00%
Minimum capital requirement	26,313	4.00%
Excess	34,013	5.17%

Common equity Tier 1
Regulatory capital	$60,326	12.61%
Minimum capital requirement	21,532	4.50%
Excess	38,794	8.11%

Tier 1 risk-based capital
Regulatory capital	$60,326	12.61%
Minimum capital requirement	28,709	6.00%
Excess	31,617	6.61%

Total risk-based capital
Regulatory capital	$65,603	13.71%
Individual minimum capital requirement	57,419	12.00%
Minimum capital requirement	38,279	8.00%
Excess	27,324	5.71%

Bank Regulatory Matters

On October 23, 2015, the Board of Directors of Carver Bancorp, Inc., in response to the FRB’s Bank Holding Company Report of Inspection issued on April 14, 2015, adopted a Board Resolution (“the Resolution”) as a commitment by the Company’s Board to address certain supervisory concerns noted in the Reserve Bank‘s Report. The supervisory concerns are related to the Company’s leverage, cash flow and accumulated deferred interest. As a result of those concerns, the Company is prohibited from paying any dividends without the prior written approval of the Reserve Bank.

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

At December 31, 2017, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.17%, Common Tier 1 capital ratio of 12.61%, Tier 1 risk-based capital ratio of 12.61%, and a total risk-based capital ratio of 13.71%.

Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  At December 31,

2017, the Bank continues to service 123 loans with a principal balance of $22.1 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2017 (1)	$2,044
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(24)
Open claims as of December 31, 2017 (1)	$2,020
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $198 thousand as of December 31, 2017. The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2017:

$ in thousands	December 31, 2017
Representation and warranty repurchase reserve, March 31, 2017 (1)	$162
Net provision for repurchase losses (2)	36
Representation and warranty repurchase reserve, December 31, 2017 (1)	$198
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2017 and March 31, 2017

Assets

At December 31, 2017, total assets were $656.0 million, reflecting a decrease of $31.9 million, or 4.6%, from total assets of $687.9 million at March 31, 2017. The reduction is primarily attributable to a $48.9 million decline in the loan portfolio, net of the allowance for loan losses, partially offset by an increase in cash and cash equivalents of $18.0 million The decrease in the loan portfolio was largely due to loan attrition through scheduled paydowns and payoffs, a significant amount of which the Bank did not actively try to retain as it is making a determined effort to reduce its concentration level of commercial real estate loans ("CRE").

Total cash and cash equivalents increased $18.0 million, or 30.6%, to $76.6 million at December 31, 2017, compared to $58.7 million at March 31, 2017 due to decline in loans, offset by the strategic management of deposit outflows during the period.

Total investment securities decreased $5.0 million, or 6.9%, to $67.5 million at December 31, 2017, compared to $72.4 million at March 31, 2017 due to scheduled principal payments received.

Gross portfolio loans decreased $48.8 million, or 9.0%, to $496.7 million at December 31, 2017, compared to $545.6 million at March 31, 2017, as the Bank continued to focus its efforts on the targeted reduction of its concentration in commercial real estate mortgage loans through attrition in and payoffs of non owner occupied CRE loans.

Loans held-for-sale ("HFS") decreased $944 thousand to zero at December 31, 2017, as three loans were transferred back to the Bank's loans held-for-investment ("HFI") portfolio.

Other assets increased $4.9 million, or 84.1%, to $10.7 million at December 31, 2017, compared to $5.8 million at March 31, 2017 due primarily to timing surrounding lending activities during the period.

Liabilities and Equity

Total liabilities decreased $29.9 million, or 4.7%, to $610.5 million at December 31, 2017, compared to $640.5 million at March 31, 2017, as a result of the managed decline in the Bank's deposits and the repayment of borrowed funds.

Deposits decreased $18.5 million, or 3.2%, to $560.7 million at December 31, 2017, compared to $579.2 million at March 31, 2017, due primarily to declines in brokered money market accounts and interest-bearing checking accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits. Also, due to the focused reduction in commercial real estate loans as a risk mitigant, and weaker loan demand, balance sheet management called for a lower level of deposits.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $11.0 million, or 22.3%, to $38.4 million at December 31, 2017, compared to $49.4 million at March 31, 2017 as the Bank repaid FHLB short-term borrowings, and a subordinated debt and repurchase agreement during the period.

Total equity decreased $2.0 million, or 4.2%, to $45.4 million at December 31, 2017, compared to $47.4 million at March 31, 2017. The decrease was due to a net loss of $2.2 million for the nine month period, partially offset by a decrease of $203 thousand in unrealized losses on securities available-for-sale.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of December 31, 2017:

$ in thousands
Commitments to fund mortgage loans	$450
Commitments to fund commercial and consumer loans	2,390
Lines of credit	6,865
Letters of credit	69
Commitment to fund private equity investment	640
Total	$10,414

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2017 and 2016

Overview

The Company reported a net loss of $944 thousand for the three months ended December 31, 2017, compared to a net loss of $893 thousand for the comparable prior year quarter. For the nine months ended December 31, 2017, the Company reported a net loss of $2.2 million, compared to a net loss of $819 thousand for the prior year period. The change in our results for both periods was primarily driven by lower net interest income and an increase in the provision for loan losses in the current period compared to a recovery of loan losses in the prior year period, partially offset by higher non-interest income in the current period.

The following table reflects selected operating ratios for the three and nine months ended December 31, 2017 and 2016 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2017		2016 Restated (a)		2017		2016 Restated (a)
Return on average assets (1)	(0.58)%		(0.52)%		(0.44)%		(0.16)%
Return on average stockholders' equity (2) (8)	(8.08)%		(7.10)%		(6.36)%		(2.14)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(7.80)%		(6.96)%		(6.16)%		(2.13)%
Net interest margin (3)	2.92%		2.88%		3.03%		3.03%
Interest rate spread (4)	2.77%		2.74%		2.88%		2.89%
Efficiency ratio (5)	115.03%		117.20%		110.63%		106.67%
Operating expenses to average assets (6)	4.24%		4.04%		4.11%		3.88%
Average stockholders' equity to average assets (7) (8)	7.13%		7.31%		6.91%		7.27%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.39%		7.45%		7.13%		7.33%
Average interest-earning assets to average interest-bearing liabilities	1.19	x	1.19	x	1.19	x	1.18	x

(a) December 31, 2016 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2017	2016 Restated (a)	2017	2016 Restated (a)
Average Stockholders' Equity
Average Stockholders' Equity	$46,711	$50,318	$45,687	$50,955
Average AOCI	(1,686)	(978)	(1,474)	(416)
Average Stockholders' Equity, excluding AOCI	$48,397	$51,296	$47,161	$51,371

Return on Average Stockholders' Equity	(8.08)%	(7.10)%	(6.36)%	(2.14)%
Return on Average Stockholders' Equity, excluding AOCI	(7.80)%	(6.96)%	(6.16)%	(2.13)%

Average Stockholders' Equity to Average Assets	7.13%	7.31%	6.91%	7.27%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.39%	7.45%	7.13%	7.33%
(a) December 31, 2016 amounts have been restated from previously reported results to correct for a material and certain other errors from prior periods. Refer to Note 1 for further detail.

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $176 thousand, or 3.6%, to $4.7 million for the three months ended December 31, 2017, compared to $4.9 million for the same quarter last year. Net interest income decreased $897 thousand, or 5.7%, to $14.7 million for the nine months ended December 31, 2017, compared to $15.6 million for the prior year period.

The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2017 and 2016. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended December 31,
	2017			2016 Restated (a)
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$508,977	$5,471	4.30%	$546,952	$5,685	4.16%
Mortgage-backed securities	45,717	238	2.08%	48,632	223	1.83%
Investment securities	12,841	77	2.40%	12,705	75	2.36%
Restricted cash deposit	—	—	—%	259	—	0.03%
Equity securities (2)	2,114	29	5.44%	2,481	28	4.48%
Other investments and federal funds sold	73,244	238	1.29%	65,465	136	0.82%
Total interest-earning assets	642,893	6,053	3.77%	676,494	6,147	3.63%
Non-interest-earning assets	12,094			11,791
Total assets	$654,987			$688,285

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$24,166	$4	0.07%	$34,108	$14	0.16%
Savings and clubs	100,465	61	0.24%	97,787	70	0.28%
Money market	105,606	122	0.46%	144,528	221	0.61%
Certificates of deposit	269,052	886	1.31%	243,504	652	1.06%
Mortgagors deposits	2,374	—	—%	2,159	9	1.65%
Total deposits	501,663	1,073	0.85%	522,086	966	0.73%
Borrowed money	38,729	291	2.98%	47,392	316	2.65%
Total interest-bearing liabilities	540,392	1,364	1.00%	569,478	1,282	0.89%
Non-interest-bearing liabilities
Demand	56,832			57,037
Other liabilities	11,052			11,452
Total liabilities	608,276			637,967

Stockholders' equity	46,711			50,318
Total liabilities and equity	$654,987			$688,285
Net interest income		$4,689			$4,865

Average interest rate spread			2.77%			2.74%

Net interest margin			2.92%			2.88%

(a) December 31, 2016 average balances and yields have been restated from previously reported results to include the effect of restatement adjustments from prior periods. Refer to Note 1 for further detail.

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2017			2016 Restated (a)
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$524,133	$16,920	4.30%	$562,307	$18,062	4.28%
Mortgage-backed securities	47,315	733	2.07%	38,455	539	1.87%
Investment securities	13,241	228	2.30%	18,546	330	2.37%
Restricted cash deposit	93	—	0.03%	239	—	0.03%
Equity securities (2)	2,219	79	4.73%	2,496	84	4.47%
Other investments and federal funds sold	61,474	603	1.30%	66,699	378	0.75%
Total interest-earning assets	648,475	18,563	3.81%	688,742	19,393	3.75%
Non-interest-earning assets	12,996			11,961
Total assets	$661,471			$700,703

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$26,298	$12	0.06%	$33,563	$41	0.16%
Savings and clubs	101,559	184	0.24%	97,080	202	0.28%
Money market	113,699	421	0.49%	148,093	680	0.61%
Certificates of deposit	261,854	2,314	1.17%	250,082	1,878	1.00%
Mortgagors deposits	2,418	30	1.65%	2,327	29	1.65%
Total deposits	505,828	2,961	0.78%	531,145	2,830	0.71%
Borrowed money	40,487	873	2.86%	50,439	937	2.47%
Total interest-bearing liabilities	546,315	3,834	0.93%	581,584	3,767	0.86%
Non-interest-bearing liabilities
Demand	56,999			55,753
Other liabilities	12,470			12,411
Total liabilities	615,784			649,748

Stockholders' equity	45,687			50,955
Total liabilities and equity	$661,471			$700,703
Net interest income		$14,729			$15,626

Average interest rate spread			2.88%			2.89%

Net interest margin			3.03%			3.03%

(a) December 31, 2016 average balances and yields have been restated from previously reported results to include the effect of restatement adjustments from prior periods. Refer to Note 1 for further detail.

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $94 thousand, or 1.5%, to $6.1 million for the three months ended December 31, 2017, compared to $6.1 million for the prior year quarter. For the nine months ended December 31, 2017, interest income decreased $830 thousand, or 4.3%, to $18.6 million compared to $19.4 million for the prior year period. Interest income on loans decreased $214 thousand, or 3.8%, for the three months ended December 31, 2017 due to a decrease in average balances in the current period of $38.0 million. For the nine months ended December 31, 2017, interest income on loans decreased $1.1 million, or 6.3%, due to a decrease in average balances in the current period of $38.2 million. The decrease in average loans outstanding is the result of a focused effort to reduce the concentration level of the Company's Commercial Real Estate loans. The loss in loan interest income was partially offset by increases in interest on mortgage-backed securities and other investments due to higher yields compared to the prior year period.

Interest Expense

Interest expense increased $82 thousand, or 6.4%, to $1.4 million for the three months ended December 31, 2017, compared to $1.3 million for the prior year quarter. For the nine months ended December 31, 2017, interest expense increased $67 thousand, or 1.8%, to $3.8 million, compared to the prior year period. Interest expense on deposits increased $107 thousand, or 11.1%, and $131 thousand, or 4.6%, for the three months and nine months ended December 31, 2017, respectively, primarily due to an increase in average rates compared to the prior year periods. The increases in deposit rates were partially offset by a decrease in interest expense on borrowings despite an increase in the cost to borrow, due to a decline in average borrowings during the current year-to-date period.

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

The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2017 and 2016 and the fiscal year ended March 31, 2017:

$ in thousands	Nine Months Ended December 31, 2017	Fiscal Year Ended March 31, 2017	Nine Months Ended December 31, 2016
Beginning Balance	5,060	$5,232	$5,232
Less: Charge-offs	211	529	408
Add: Recoveries	91	328	288
Provision for (Recovery of) Loan Losses	130	29	(492)
Ending Balance	$5,070	$5,060	$4,620

Ratios:
Net charge-offs (recoveries) to average loans outstanding (annualized)	0.03%	0.04%	0.03%
Allowance to total loans	1.02%	0.93%	0.87%
Allowance to non-performing loans	80.41%	60.11%	54.37%

The Company recorded a $6 thousand provision for loan loss for the three months ended December 31, 2017, compared to a $128 thousand recovery of loan loss for the prior year quarter. Net charge-offs of $62 thousand were recognized during the third quarter, compared to net recoveries of $1 thousand for the prior year quarter. For the nine months ended December 31, 2017, the Company recorded a $130 thousand provision for loan loss, compared to a $492 thousand recovery of loan loss for the prior year period. Net charge-offs of $120 thousand were recognized for the nine months ended December 31, 2017 and December 31, 2016.

At December 31, 2017, nonaccrual loans totaled $6.3 million, or 1.0% of total assets, compared to $8.4 million, or 1.2% of total assets at March 31, 2017. The ALLL was $5.1 million at December 31, 2017, which represents a ratio of the ALLL to nonaccrual loans of 80.4% compared to a ratio of 60.1% at March 31, 2017. The ratio of the allowance for loan losses to total loans was 1.02% at December 31, 2017, compared to 0.93% at March 31, 2017.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2017, loans classified as TDR totaled $5.7 million, of which $3.8 million were classified as performing. At March 31, 2017, loans classified as TDR totaled $6.4 million, of which $3.9 million were classified as performing.

At December 31, 2017, non-performing assets totaled $7.5 million, or 1.1% of total assets compared to $10.4 million, or 1.5% of total assets at March 31, 2017. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,598	$5,583	$4,703	$3,899	$3,466
Multifamily	897	1,582	1,589	1,602	1,603
Commercial real estate	508	1,382	1,389	993	1,004
Business	302	303	1,026	1,922	2,421
Consumer	—	—	—	2	3
Total nonaccrual loans	6,305	8,850	8,707	8,418	8,497
Other non-performing assets (2):
Real estate owned	1,200	604	787	990	1,166
Loans held-for-sale	—	—	1,020	944	1,167
Total other non-performing assets	1,200	604	1,807	1,934	2,333
Total non-performing assets (3)	$7,505	$9,454	$10,514	$10,352	$10,830

Non-performing loans to total loans	1.27%	1.71%	1.63%	1.54%	1.59%
Non-performing assets to total assets	1.14%	1.42%	1.59%	1.50%	1.55%
Allowance to total loans	1.02%	0.99%	0.96%	0.93%	0.87%
Allowance to non-performing loans	80.41%	57.92%	58.95%	60.11%	54.37%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2017, there were $3.8 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2017, the Bank had $5.8 million in subprime loans, or 1.2% of its total loan portfolio, of which $1.3 million are non-performing loans.

Non-Interest Income

Non-interest income increased $275 thousand, or 25.7%, to $1.3 million for the three months ended December 31, 2017, compared to $1.1 million for the prior year quarter. For the nine months ended December 31, 2017, non-interest income increased $226 thousand, or 6.5%, to $3.7 million compared to $3.5 million for the prior year period. The increase in both periods was due to gains realized on the sale of real estate owned during the third quarter. In addition, depository fees earned in the current period were higher as the Bank instituted fees for paper statements in an effort to move to more efficient electronic delivery channels.

Non-Interest Expense

Non-interest expense changed minimally, decreasing $15 thousand, or 0.2%, to $6.9 million for the three months ended December 31, 2017, and increasing $13 thousand, or 0.1%, to $20.4 million for the nine months ended December 31, 2017. For both comparative periods, the Bank had higher employee compensation and benefits expense related to staffing costs associated with strengthening the Bank's regulatory and compliance infrastructure. In addition, the current year-to-date period reported a $202 thousand increase in net occupancy expense as the Company incurred costs for maintenance and repairs on its administrative headquarters building. These were partially offset by decreases in other non-interest expense compared to the prior year period, primarily in advertising, legal and charge-off expenses.

Income Tax Expense

For the three months ended December 31, 2017, income tax expense was $31 thousand. There was no income tax expense for the prior year quarter. For the nine months ended December 31, 2017, income tax expense was $91 thousand, compared to $37 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2017, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017 filed on November 9, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017. The material weaknesses in internal controls related to the lack of timely identification and accounting for loan maintenance changes and payment applications and the failure of controls over general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items.

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

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2017, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

The Company does not believe its risks have materially changed from those included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended December 31, 2017.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended December 31, 2017.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2017 (unaudited) and March 31, 2017; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2017 and 2016 (unaudited); (iv) Consolidated Statements of Changes in Equity for the nine months ended December 31, 2017 and 2016 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	February 13, 2018	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2018	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)