Form 10-K
period 2018-03-31
CARVER BANCORP INC
filed 2018-06-29
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2018 there were 3,697,914 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2017 (based on the closing sales price of $2.29 per share of the registrant's common stock on September 30, 2017) was approximately $8,468,223.

CARVER BANCORP, INC.
2018 ANNUAL REPORT ON FORM 10-K

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver Federal assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $693.9 million in assets and 123 employees as of March 31, 2018.

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

Carver Federal's 70-year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2018, all three award allocations have been fully utilized in qualifying projects. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements for additional details on the NMTC activities.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2018, this subsidiary had $7.6 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2018, CAC owned mortgage loans carried at approximately $14.3 million and total assets of $130 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). Debenture interest payments on the Carver Statutory Trust I capital securities have been deferred beginning with the December 2016 payment, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016.

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

Personnel

At fiscal year end 2018, the Company had 123 employees. None of the Company's employees are a member of a collective bargaining agreement.

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

In recent years, Carver Federal had focused on the origination of commercial real estate loans, primarily multifamily and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. Due to the overall improvement in the loan portfolio, the Bank was able to recover provision for loan losses in years 2013 to 2015. However, the greater risk associated with commercial real estate, particularly multifamily residential loans, as well as the growth in this type of loan, had required the Bank to increase its provisions for loan losses in fiscal years 2016 to 2018. The Bank could be required to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. Per the requirements of the Formal Agreement, the Bank has reduced and continues to reduce its commercial real estate loan concentration relative to the total loan portfolio.

Loan Portfolio Composition. Total loans receivable decreased $67.2 million, or 12.4%, to $474.2 million at March 31, 2018, compared to $541.4 million at March 31, 2017. Carver Federal's total loans receivable as a percentage of total assets decreased to 68.3% at March 31, 2018, compared to 78.7% at March 31, 2017.

The following is a summary of loans receivable, net of allowance for loan losses, as of:

	March 31, 2018		March 31, 2017		March 31, 2016		March 31, 2015		March 31, 2014
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$121,233	25.6%	$132,679	24.5%	$141,229	24.2%	$125,549	26.0%	$111,220	28.5%
Multifamily	103,887	21.9	87,824	16.2	94,210	16.1	93,692	19.4	47,399	12.2
Commercial real estate	141,835	29.9	241,794	44.7	272,427	46.7	186,504	38.7	198,808	51.0
Construction	—	—	4,983	0.9	5,033	0.9	5,107	1.1	5,100	1.3
Business	102,004	21.5	65,151	12.0	71,038	12.2	70,765	14.7	27,149	7.0
Consumer and other (1)	5,238	1.1	8,994	1.7	42	—	434	0.1	138	—
Total loans receivable	$474,197	100.0%	$541,425	100.0%	$583,979	100.0%	482,051	100.0%	389,814	100.0%

Unamortized premiums, deferred costs and fees, net	3,556		4,127		4,649		1,711		142

Allowance for loan losses	(5,126)		(5,060)		(5,232)		(4,428)		(7,233)
Total loans receivable, net	$472,627		$540,492		$583,396		$479,334		$382,723

(1)	Includes personal loans

One-to-four Family Residential Lending. Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The Bank did not purchase any one-to-four family loans during fiscal year 2018. In fiscal 2017, the Bank purchased $13.9 million of one-to-four family loans. Approximately 19.8% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2018 were adjustable rate and approximately 80.2% were fixed-rate. One-to-four family residential real estate loans decreased $11.4 million, or 8.6%, to $121.2 million at March 31, 2018, compared to $132.7 million at March 31, 2017.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2018, the Bank, through its sub-servicer, serviced $21.9 million in loans for FNMA and $1.2 million for other third parties. The Bank has recorded $181 thousand in related mortgage servicing rights.

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

The Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2018, the Bank had $5.7 million in subprime loans, or 1.2% of its total loan portfolio, of which $1.3 million are non-performing loans.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio increased $16.1 million, or 18.3%, to $103.9 million in fiscal 2018, or 21.9% of Carver Federal's total loan portfolio at March 31, 2018.

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

At March 31, 2018, commercial real estate mortgage loans totaled $141.8 million, or 29.9% of the total loan portfolio. This balance reflects a year-over-year decrease of $100.0 million, or 41.3%, as the Bank continued to focus its efforts on the targeted reduction of its concentration in commercial real estate mortgage loans.

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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2018, loans to churches totaled $13.7 million, or 2.9% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently nine church loans in the Bank's loan portfolio.

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

At March 31, 2018, the Bank had no construction loans outstanding. At this time, the Bank is not actively engaged in the origination or purchase of construction loans.

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio increased $36.9 million to $102.0 million, comprising 21.5% of the Bank's gross loan portfolio in fiscal 2018. In a strategic attempt to diversify the Bank's loan portfolio, Carver Federal has demonstrated a renewed emphasis on C&I lending, placing particular focus on organic loan growth through financing of local entrepreneurs during fiscal year 2018. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in educational, personal services, and light industrial and wholesale segments. Loans targeting strong non-profits and medical professionals were key opportunities for the Bank in fiscal year 2017. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory.

Consumer and Other Loans. At March 31, 2018, the Bank had $5.2 million in consumer and other loans, or 1.1%, of the Bank's gross loan portfolio, primarily comprised of $4.7 million of guaranteed graduate medical student loans purchased in fiscal 2017. The student loans are indemnified by a bond surety company which is contractually obligated to ensure 100% of the past due principal and interest payments on all loans from the 181st day the claim is received.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2018, the maximum loans-to-one-borrower under this test was $11.52 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $21.0 million in fiscal 2018 compared to $36.9 million in fiscal 2017. There were no loan purchases during fiscal year 2018. The Bank purchased $22.5 million during fiscal year 2017.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2018		2017		2016
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$—	—%	$—	—%	$26	—%
Multifamily	300	1.4%	—	—%	1,985	1.0%
Commercial real estate	4,067	19.4%	25,153	42.3%	79,727	39.3%
Construction	—	—%	—	—%	—	—%
Business	15,613	74.3%	11,268	19.0%	18,270	9.0%
Consumer and others (1)	1,032	4.9%	498	0.8%	50	—%
Total loans originated	21,012	100.0%	36,919	62.2%	100,058	49.3%
Loans purchased (2)	—	—%	22,484	37.8%	102,706	50.7%
Total loans originated and purchased	21,012	100%	59,403	100%	202,764	100%
Loans sold (3)	(2,436)		(12,049)		(18,350)
Net additions to loan portfolio	$18,576		$47,354		$184,414

(1)	Comprised of personal loans.

(2)
Comprised of one-to-four family residential and student loans with a net book value of $22.5 million purchased from a third party in 2017, and one-to-four family residential, commercial real estate, multifamily mortgage loans and business loans with a net book value of $102.7 million purchased in 2016.

(3)	Comprised of primarily student loans in 2018, commercial and business loans in 2017 and one-to-four family loans and commercial loans in 2016.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2018 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$158	$985	$120,090	$121,233
Multifamily	13,397	47,187	43,303	103,887
Commercial real estate	12,370	79,747	49,718	141,835
Business	7,955	43,111	50,938	102,004
Consumer	4,757	481	—	5,238
Total	$38,637	$171,511	$264,049	$474,197

The following table sets forth as of March 31, 2018, amounts in each loan category that are contractually due after March 31, 2019 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2019
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$97,145	$23,930	$121,075
Multifamily	18,067	72,423	90,490
Commercial real estate	22,743	106,722	129,465
Business	22,399	71,650	94,049
Consumer	481	—	481
Total	$160,835	$274,725	$435,560

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

Non-performing Assets. Non-performing assets consist of nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans (OREO), including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the Small Business Administration (“SBA”). Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank's collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are typically placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At March 31, 2018, loans classified as TDR totaled $5.7 million, of which $3.8 million were classified as performing.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2018	2017	2016	2015	2014
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$4,561	$3,899	$2,947	$3,664	$2,301
Multifamily	964	1,602	1,769	1,053	2,240
Commercial real estate	502	993	5,338	2,817	7,024
Construction	—	—	—	—	—
Business	635	1,922	3,896	861	993
Consumer	—	2	—	—	1
Total nonaccrual loans	6,662	8,418	13,950	8,395	12,559

Other non-performing assets (2)
Real estate owned	1,145	990	1,008	4,341	1,369
Loans held-for-sale (a)	—	944	2,436	2,665	4,952
Total other non-performing assets	1,145	1,934	3,444	7,006	6,321
Total non-performing assets (3)	$7,807	$10,352	$17,394	$15,401	$18,880

Non-performing loans to total loans	1.39%	1.54%	2.37%	1.74%	3.22%
Non-performing assets to total assets (a)	1.13%	1.50%	2.35%	2.28%	2.95%

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

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $1.9 million at 2018, $2.5 million at 2017, $2.2 million at 2016, $3.6 million at 2015, and $3.0 million at 2014. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $3.8 million at 2018, $3.9 million at 2017, $5.6 million at 2016, $4.6 million at 2015, and $6.3 million at 2014.

At March 31, 2018, total non-performing assets decreased by $2.5 million, or 24.6%, to $7.8 million, compared to $10.4 million at March 31, 2017 as a result of a $1.8 million decrease in nonaccrual loans, coupled with a $944 thousand decrease in loans held-for-sale, year over year. Nonaccrual loans at March 31, 2018 consisted of eighteen one-to-four family loans, four small business and SBA loans, three multifamily loans and two commercial real estate loans. The decrease in delinquent loans from the prior year is primarily due to an decrease in impaired business and multifamily loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2018 includes real estate owned assets consisting of eight properties foreclosed upon. At March 31, 2018, Carver had 17 loans secured by one-to-four family residential real estate in the process of foreclosure for a total outstanding balance of $3.3 million.

Although we believe that substantially all risk elements at March 31, 2018 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The Board has designated the Credit Review Committee of management to perform a review on a quarterly basis of the Bank's asset quality, determine and properly identify and monitor credit risk in the loan portfolio and determine that the Bank's allowance for loan and lease losses is proper and appropriate and submit their report to the Board for review. Carver Federal's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur.  Further, management reviews the ratio of allowances to total loans and recommends adjustments to the level of allowances accordingly. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans.  The Asset Liability and Interest Rate Risk Committees of the Board establish policy relating to internal classification of loans and also provides input to the Credit Review Committee in its review of classified assets.  In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses at and for the years ended March 31:

$ in thousands	2018	2017	2016	2015	2014
Balance at beginning of year	$5,060	$5,232	$4,428	$7,366	$10,989
Less Charge-offs:
One-to-four family	(96)	(106)	(389)	(687)	(2,887)
Multifamily	(104)	(338)	(340)	(132)	(98)
Commercial real estate	—	—	—	—	(574)
Construction	—	—	—	—	—
Business	(81)	—	(176)	(320)	(965)
Consumer and other	(33)	(85)	(517)	(498)	(16)
Total Charge-offs	$(314)	$(529)	$(1,422)	$(1,637)	$(4,540)
Add Recoveries:
One-to-four family	—	—	113	380	534
Multifamily	131	—	—	82	31
Commercial real estate	20	20	9	256	—
Construction	—	—	—	—	149
Business	87	304	578	816	486
Consumer and other	7	4	31	7	10
Total Recoveries	$245	$328	$731	$1,541	$1,210
Net loans charged off	(69)	(201)	(691)	(96)	(3,330)
Provision for (recovery of) losses	135	29	1,495	(2,842)	(293)
Balance at end of year	$5,126	$5,060	$5,232	$4,428	$7,366

Ratios:
Net charge-offs to average loans outstanding	(0.01)%	(0.04)%	(0.13)%	(0.02)%	(0.86)%
Allowance to total loans	1.07%	0.93%	0.89%	0.92%	1.89%
Allowance to non-performing loans	76.94%	60.11%	37.51%	52.75%	58.65%

The following table allocates the allowance for loan losses by asset category at March 31:

	2018		2017		2016		2015		2014
$ in thousands	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans	Amount	% of Loans to Total Gross Loans
One-to-four family	$1,210	23.6%	$1,663	32.9%	$1,697	32.4%	$1,970	44.5%	$3,377	45.8%
Multifamily	1,819	35.5%	1,213	24.0%	622	11.9%	502	11.3%	441	6.0%
Commercial real estate	1,052	20.5%	1,496	29.6%	1,808	34.6%	1,029	23.2%	1,835	24.9%
Construction	—	0.0%	106	2.1%	62	1.2%	99	2.2%	—	0.0%
Business	1,003	19.6%	573	11.3%	1,022	19.5%	813	18.4%	1,705	23.1%
Consumer and other	18	0.4%	9	0.2%	21	0.4%	15	0.3%	8	0.1%
Unallocated	24	0.5%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total Allowance	$5,126	100%	$5,060	100%	$5,232	100%	$4,428	100%	$7,366	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2018, the Bank had no securities classified as trading.  At March 31, 2018, $60.7 million, or 83.4% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $12.1 million, or 16.6%, were classified as held-to-maturity.

The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2018, categorized by remaining period to contractual maturity:

	Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$1,936	$1,846	1.88%	$227	$220	2.18%
Federal Home Loan Mortgage Corporation	—	—	—%	922	888	1.46%	5,711	5,462	2.11%
Federal National Mortgage Association	2,325	2,198	1.67%	5,569	5,326	2.00%	16,744	15,887	2.14%
Other	—	—	—%	—	—	—%	45	45	—%
Total mortgage-backed securities	2,325	2,198	1.67%	8,427	8,060	1.91%	22,727	21,614	2.13%
U.S. Government Agency Securities	4,947	4,825	1.67%	—	—	—%	9,543	9,407	2.83%
Corporate Bonds	3,045	2,951	1.72%	2,033	1,915	2.79%	—	—	—%
Other investments	—	—	—%	—	—	—%	10,388	9,739	—%
Total available-for-sale	$10,317	$9,974	1.68%	$10,460	$9,975	2.08%	$42,658	$40,760	1.78%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$597	$609	3.52%	$837	$877	4.25%
Federal National Mortgage Association	2,776	2,719	2.41%	4,554	4,438	2.37%	2,311	2,236	2.02%
Total held-to-maturity mortgage-backed securities	2,776	2,719	2.41%	5,151	5,047	2.50%	3,148	3,113	2.61%
Corporate Bonds	—	—	—%	1,000	1,030	5.75%	—	—	—%
Total held-to-maturity	$2,776	$2,719	2.41%	$6,151	$6,077	3.03%	$3,148	$3,113	2.61%

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

Mortgage-backed securities constituted 6.2% of total assets at March 31, 2018, compared to 7.1% at March 31, 2017. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA, FHLMC participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2018, constituted $1.3 million, or 2.9%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a security. The Bank did not have any securities that were classified as having other than temporary impairment in its investment portfolio at March 31, 2017.

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

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2018, Carver had a total of $126.4 million in brokered deposits, compared to $106.0 million as of March 31, 2017.

As of March 31, 2018, the Bank has $48.2 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $34.5 million as of March 31, 2017. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

Borrowed Funds.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2018, Carver had $25.0 million in FHLB-NY advances outstanding.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR, with a rate of 5.2% at March 31, 2018. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval.

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

The Dodd-Frank Act, among other things, also required changes in the way that institutions were assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees, reduced the federal preemption afforded to federal savings associations and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contained delayed effective dates and/

or required the issuance of regulations. As a result, it will be some time before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Bank and the Company.

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

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and that are consistent with Carver Federal's risk profile. At March 31, 2018, Carver Federal exceeded the capital regulatory requirements and its Individual Minimum Capital Requirements with a common equity Tier 1 ratio of 15.20%, Tier 1 leverage ratio of 10.16%, total risk-based capital ratio of 16.40% and a Tier 1 risk-based capital ratio of 15.20%.

The OCC and the other federal bank regulatory agencies issued a final rule effective January 1, 2015 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule generally applies to all depository institutions, and top-tier bank and savings and loan holding companies with total consolidated assets of $1 billion or more. Among other things, the rule establishes a minimum Common Equity Tier 1 (CET1) capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Carver Federal has chosen to opt-out. Additional constraints are also imposed on the inclusion in regulatory capital of certain mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. As noted, the final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ends on January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule adjusted the prompt corrective action categories described above to incorporate the increased capital standards and established the "well-capitalized" threshold described above.

Legislation enacted in May 2018 requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting the specified requirement will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2018, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $11.5 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2018, the Bank maintained approximately 93.7% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits were $7.4 million at March 31, 2018. There were no loans outstanding to related parties at March 31, 2018.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2018, Carver paid $290 thousand in regulatory assessments.

Insurance of Deposit Accounts

Under the FDIC's risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the twelve regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2018 of $1.8 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $109 thousand and $120 thousand for fiscal years 2018 and 2017, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2018 was 6.5%.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily interest-bearing checking and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $16.0 million and $122.3 million (subject to adjustment annually by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustment annually by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. However, pursuant to subsequent legislation, the FRB extended the applicability of the “Small Bank Holding Company” exception of its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are not subject to the capital requirements unless otherwise advised by the FRB. Recent legislation directed the Federal Reserve Board to expand the applicability of the exception to holding companies up to $3.0 billion in consolidated assets.

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

In December 2017, "The Tax Cuts and Jobs Act" was signed into law. As of March 31, 2018, the Company has not completed its accounting for the tax effects of the enactment of the law.  However, the Company has made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate.  The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $0.3 million for alternative minimum tax credits which, under the new tax law, are refundable.  The Company is still analyzing the new tax law and refining its calculations, which could potentially impact the measurement of its income tax balances. We do not believe any such adjustments will be material to our financial statements. Once the Company finalizes its analysis, it will be able to conclude on any further adjustments to be recorded on these provisional amounts. Any such change will be reported as a component of income taxes in 2019.

State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable net assets allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2018. In addition, New York State imposes a tax surcharge of 28% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2018, the New York State franchise tax rate computed on capital was 0.1250%.

On March 31, 2014, New York State tax legislation was signed into law in connection with the approval of the New York State 2014-2015 budget. Portions of the new legislation resulted in significant changes in the calculation of income taxes imposed on banks and thrifts operating in New York State, including changes to (1) future period New York State tax rates, (2) rules related to sourcing of revenue for New York State tax purposes and (3) the New York State taxation of entities within one corporate structure, among other provisions. In recent years, the Company has been subject to taxation based upon assets in New York State. The new legislation revised that method to a measurement based on net assets.

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2018, the New York City banking corporation tax rate computed on capital is 0.15%. On April 13, 2015, New York State legislation was signed changing the New York City tax law to conform to the New York State law that was adopted in 2014, with some minor differences.
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

In response to improving economic conditions, the FRB’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 1.50% - 1.75% that was in effect at March 31, 2018.  Given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

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

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $141.8 million, or 29.9% of our loan portfolio at March 31, 2018. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

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

Debenture interest payments on the Carver Statutory Trust I capital securities have been deferred, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures beginning with the December 2016 payment have been deferred.

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

At March 31, 2018, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $22.3 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $22.0 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

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

The Bank currently conducts its business through one administrative office and nine branches (including the Harlem West 125th Street main branch) and three separate ATM locations. During fiscal year 2018, the Bank entered into a sale and leaseback transaction of its Harlem headquarters location. The Bank has leased a portion of the property to continue to maintain its Main Office branch at the same location, and the administrative offices will be located to a nearby facility. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2018.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date	% Space Utilized
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028	100%
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025	100%
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021	100%
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2021	100%
Jamaica Center Branch	158-45 Archer Avenue	Jamaica, NY	2003	Leased	7/2018	100%
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2019	100%
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	1/2020	100%
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2019	100%
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2018	100%

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2020	100%

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2019	100%
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	3/2018	100%

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028	—%

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2018, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011. The stock had been listed on the Nasdaq Global Market under the symbol “CARV” since July 10, 2008. At March 31, 2018, there were 3,697,914 shares of common stock outstanding, held by 630 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2018				Fiscal Year 2017
June 30, 2017	$6.61	$3.11	$—	June 30, 2016	$5.99	$3.10	$—
September 30, 2017	$3.45	$2.12	$—	September 30, 2016	$5.12	$3.33	$—
December 31, 2017	$7.95	$2.01	$—	December 31, 2016	$5.82	$3.05	$—
March 31, 2018	$4.01	$2.40	$—	March 31, 2017	$3.98	$2.87	$—

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2018, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2018.  As a result of the Company's participation in the TARP CDCI, the Treasury's prior approval is required to make further repurchases. As discussed below, the Treasury converted its preferred stock into common stock, which the Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the Treasury is a common stockholder.

Carver has the following equity compensation plans:

(1) The 2006 Stock Incentive Plan became effective in September of 2006 and provides for discretionary option grants, stock appreciation rights and restricted stock to those employees and directors so selected by the Compensation Committee.

(2) The Carver Bancorp, Inc. 2014 Equity Incentive Plan became effective in September 2014 and provides for discretionary option grants, stock appreciation rights and restricted stock to those officers and directors selected by the Company’s Compensation Committee.

Additional information regarding Carver's equity compensation plans is incorporated by reference from the section entitled "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement (as defined below in Item 10).

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

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2018	2017	2016	2015	2014
Selected Financial Condition Data:
Assets	$693,910	$687,861	$739,054	$674,632	$638,990
Loans held-for-sale	—	944	2,436	2,665	4,952
Total loans receivable, net	472,627	540,492	583,396	479,334	382,590
Investment securities	72,784	72,446	71,491	112,126	98,490
Cash and cash equivalents	134,558	58,686	63,188	50,824	122,554
Deposits	586,883	579,176	606,741	527,761	509,366
Advances from the FHLB-NY and other borrowed money	38,403	49,403	68,403	83,403	70,403
Equity	51,971	47,398	51,880	52,908	50,618
Number of deposit accounts	31,972	34,582	47,565	45,780	40,530
Number of branches	9	9	9	10	10

Operating Data:
Interest income	24,359	26,126	26,564	22,450	23,614
Interest expense	5,280	4,918	4,605	3,988	3,981
Net interest income before provision for (recovery of) loan losses	19,079	21,208	21,959	18,462	19,633
Provision for (recovery of) loan losses	135	29	1,495	(2,842)	(293)
Net interest income after provision for (recovery of) loan losses	18,944	21,179	20,464	21,304	19,926
Non-interest income	14,359	4,618	6,014	5,304	6,296
Non-interest expense	27,982	28,531	28,117	27,875	27,554
Income (loss) before income tax (benefit) expense	5,321	(2,734)	(1,639)	(1,267)	(1,332)
Income tax (benefit) expense	(33)	119	128	166	102
Loss attributable to non-controlling interest	—	—	—	(281)	(110)
Net income (loss) attributable to Carver Bancorp, Inc.	5,354	(2,853)	(1,767)	(1,152)	(1,324)
Basic earnings (loss) per common share	0.58	(0.77)	(0.48)	(0.31)	(0.36)
Diluted earnings (loss) per common share	0.58	(0.77)	(0.48)	(0.31)	(0.36)

Selected Statistical Data:
Return on average assets (1)	0.81%	(0.41)%	(0.25)%	(0.18)%	(0.22)%
Return on average stockholders' equity (2) (10)	10.15%	(5.88)%	(3.46)%	(2.21)%	(2.51)%
Return on average stockholders' equity, excluding AOCI (2) (10)	9.82%	(5.78)%	(3.39)%	(2.11)%	(2.40)%
Net interest margin (3)	2.94%	3.11%	3.17%	3.05%	3.41%
Average interest rate spread (4)	2.79%	2.97%	3.07%	2.92%	3.28%
Efficiency ratio (5) (10)	83.68%	110.47%	100.51%	117.29%	106.27%
Operating expense to average assets (6)	4.23%	4.09%	3.92%	4.46%	4.59%
Average stockholders' equity to average assets (7) (10)	7.97%	6.96%	7.11%	8.33%	8.79%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	8.23%	7.07%	7.27%	8.74%	9.21%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.13%	1.50%	2.35%	2.28%	2.95%
Non-performing loans to total loans receivable (9)	1.39%	1.54%	2.37%	1.74%	3.22%
Allowance for loan losses to total loans receivable	1.07%	0.93%	0.89%	0.92%	1.89%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total stockholders' equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expense divided by sum of net interest income and non-interest income.

(6)	Non-interest expense divided by average total assets.

(7)	Average stockholders' equity divided by average assets for the period ended.

(8)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(9)	Non-performing assets consist of nonaccrual loans, loans held-for-sale and real estate owned.

(10)	See Non-GAAP Financial Measures disclosure below for comparable GAAP measures.

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

$ in thousands	2018	2017	2016	2015	2014
Average Stockholders' Equity
Average Stockholders' Equity	$52,727	$48,533	$51,024	$52,073	$52,709
Average AOCI	(1,779)	(802)	(1,162)	(2,525)	(2,545)
Average Stockholders' Equity, excluding AOCI	$54,506	$49,335	$52,186	$54,598	$55,254

Return on Average Stockholders' Equity	10.15%	(5.88)%	(3.46)%	(2.21)%	(2.51)%
Return on Average Stockholders' Equity, excluding AOCI	9.82%	(5.78)%	(3.39)%	(2.11)%	(2.40)%

Average Stockholders' Equity to Average Assets	7.97%	6.96%	7.11%	8.33%	8.79%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.23%	7.07%	7.27%	8.74%	9.21%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

Carver ended fiscal 2018 with net income of $5.4 million, compared to a net loss of $2.9 million for the prior year period. The significant change in results of operations was primarily driven by higher non-interest income, partially offset by lower net interest income and higher non-interest expense in the current year. The Company entered into a sale and leaseback transaction on its Harlem headquarters location and recognized a $15.0 million gain in the fourth quarter of the current fiscal year, of which $9.5 million was recognized immediately into income. Per the accounting guidance for such transactions, the amount attributable to the present value of the lease payments over its term ($5.5 million) has been deferred and will be recognized as income over the life of the lease. Net interest income was lower due to the decrease in the Bank's loan portfolio as it reduced the concentration level of commercial real estate loans. The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Carver continues to focus on diversifying its loan portfolio with C&I lending to local small businesses. The Bank typically seeks to generate new loan production and purchase loans at suitable prices such that the outstanding loan portfolio increases during the fiscal year.
Critical Accounting Policies

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, assessment of the recoverability of the deferred tax asset, and the fair value of financial instruments are the most critical accounting policies.  These policies are important to the presentation of Carver's financial condition and results of operations, and involve a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan and Lease Losses

The adequacy of the Bank's ALLL is determined in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006, and in accordance with ASC Subtopics 450-20 "Loss Contingencies" and 310-10 "Accounting by Creditors for Impairment of a Loan."  Compliance with the Interagency Policy Statement includes management's review of the Bank's loan portfolio, including the identification and review of individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Multifamily

•	Commercial Real Estate

•	Construction

•	Business Loans

•	Consumer (including Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a security.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance could subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, reducing the corporate income tax rate from a 35% maximum rate to 21% effective January 1, 2018. Given that the Company has reserved all but $340 thousand of its deferred tax asset, there is minimal impact to the financial statements.

On June 29, 2011, the Company raised $55 million of equity, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for net deferred tax asset of $22.0 million has been recorded. The valuation allowance was initially recorded during fiscal 2011, and has remained through March 31, 2017, as management concluded and continues to conclude that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 4.40% of total rate sensitive assets at March 31, 2018.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2018.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing Funds	Total
Rate Sensitive Assets:
Loans	$146,848	$119,706	$126,036	$38,770	$37,778	$2,473	$—	$471,611
Short-term investments	129,883	—	—	—	—	—	—	129,883
Long-term investments	11,486	5,342	12,691	13,098	17,985	14,155	—	74,757
Other assets	—	—	—	—	—	—	17,659	17,659
Total assets	$288,217	$125,048	$138,727	$51,868	$55,763	$16,628	$17,659	$693,910

Rate Sensitive Liabilities:
Interest-bearing non-maturity deposits	$230,465	$—	$—	$—	$—	$—	$—	$230,465
Term deposits	57,967	129,614	70,004	35,547	381	—	—	293,513
Borrowings	25,000	—	—	—	—	13,403	—	38,403
Other liabilities	—	—	—	—	—	—	79,558	79,558
Equity	—	—	—	—	—	—	51,971	51,971
Total liabilities and equity	$313,432	$129,614	$70,004	$35,547	$381	$13,403	$131,529	$693,910

Interest sensitivity gap	$(25,215)	$(4,566)	$68,723	$16,321	$55,382	$3,225	$(113,870)	$—

Cumulative interest sensitivity gap	$(25,215)	$(29,781)	$38,942	$55,263	$110,645	$113,870	$—	$—

Ratio of cumulative gap to total rate sensitive assets	(3.73)%	(4.40)%	5.76%	8.17%	16.36%	16.84%	—	—

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

Presented below, as of March 31, 2018, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +/- 400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank. However, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk.

$ in thousands	Economic Value of Equity			EVE as % of PV of Assets
Change in Rate	$ Amount	$ Change	% Change	EVE Ratio	Change
+400 bps	114,872	12,665	12.39%	17.71%	291 bps
+300 bps	112,007	9,800	9.59%	17.03%	223 bps
+200 bps	109,525	7,318	7.16%	16.38%	158 bps
+100 bps	106,098	3,891	3.81%	15.62%	82 bps
0 bps	102,207			14.80%
-100 bps	95,222	(6,985)	(6.83)%	13.56%	-124 bps
-200 bps	85,817	(16,390)	(16.04)%	12.04%	-276 bps
-300 bps	74,867	(27,340)	(26.75)%	10.35%	-445 bps
-400 bps	73,425	(28,782)	(28.16)%	10.02%	-478 bps

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2018, 2017, and 2016.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2018			2017			2016
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$514,938	$21,917	4.26%	$556,169	$24,257	4.36%	$548,726	$24,358	4.44%
Mortgage-backed securities	46,412	970	2.09%	41,261	806	1.95%	37,413	761	2.03%
Investment securities	14,592	344	2.36%	17,333	406	2.34%	44,469	921	2.07%
Restricted cash deposit	70	—	0.03%	247	—	0.03%	2,797	1	0.03%
Equity securities (2)	2,193	109	4.97%	2,564	120	4.68%	3,452	145	4.20%
Other investments	70,815	1,019	1.44%	65,201	537	0.82%	55,408	378	0.68%
Total interest-earning assets	649,020	24,359	3.76%	682,775	26,126	3.82%	692,265	26,564	3.84%
Non-interest-earning assets	12,916			14,965			25,366
Total assets	$661,936			$697,740			$717,631

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$26,158	$19	0.07%	$34,287	$48	0.14%	$31,971	$52	0.16%
Savings and clubs	101,415	249	0.25%	97,555	261	0.27%	93,794	253	0.27%
Money market	111,674	540	0.48%	146,984	875	0.60%	161,391	844	0.52%
Certificates of deposit	263,436	3,256	1.24%	245,792	2,437	0.99%	227,713	2,092	0.92%
Mortgagors deposits	2,323	42	1.81%	2,253	40	1.78%	2,280	28	1.23%
Total deposits	505,006	4,106	0.81%	526,871	3,661	0.69%	517,149	3,269	0.63%
Borrowed money	39,973	1,174	2.94%	51,524	1,257	2.44%	79,633	1,336	1.68%
Total interest-bearing liabilities	544,979	5,280	0.97%	578,395	4,918	0.85%	596,782	4,605	0.77%
Non-interest-bearing liabilities:
Demand deposits	57,883			56,407			54,620
Other liabilities	6,347			14,405			15,205
Total liabilities	609,209			649,207			666,607
Stockholders' equity	52,727			48,533			51,024
Total liabilities & equity	$661,936			$697,740			$717,631
Net interest income		$19,079			$21,208			$21,959

Average interest rate spread			2.79%			2.97%			3.07%

Net interest margin			2.94%			3.11%			3.17%

Ratio of average interest-earning assets to interest-bearing liabilities			119.09%			118.05%			116.00%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2018, 2017, and 2016 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2018 vs. 2017 Increase (Decrease) due to			2017 vs. 2016 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$(1,796)	$(544)	$(2,340)	$329	$(430)	$(101)
Mortgage-backed securities	101	63	164	78	(33)	45
Investment securities	(64)	2	(62)	(562)	47	(515)
Restricted cash deposit	—	—	—	(1)	—	(1)
Equity securities	(17)	6	(11)	(37)	12	(25)
Other investments and federal funds sold (1)	46	436	482	68	91	159
Total interest-earning assets	(1,730)	(37)	(1,767)	(125)	(313)	(438)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	(11)	(18)	(29)	3	(7)	(4)
Savings and clubs	10	(22)	(12)	10	(2)	8
Money market savings	(210)	(125)	(335)	(75)	106	31
Certificates of deposit	175	644	819	166	179	345
Mortgagors deposits	1	1	2	—	12	12
Total deposits	(35)	480	445	104	288	392
Borrowed money	(282)	199	(83)	(472)	393	(79)
Total interest-bearing liabilities	(317)	679	362	(368)	681	313

Net change in net interest income	$(1,413)	$(716)	$(2,129)	$243	$(994)	$(751)

Comparison of Financial Condition at March 31, 2018 and 2017

Assets

At March 31, 2018, total assets were $693.9 million, reflecting an increase of $6.0 million, or 0.9%, from total assets of $687.9 million at March 31, 2017. The increase is primarily attributable to an increase in cash and cash equivalents of $75.9 million, partially offset by a $67.9 million decline in the loan portfolio, net of the allowance for loan losses. The decrease in the loan portfolio was largely due to loan attrition through scheduled paydowns and payoffs, a significant amount of which the Bank did not actively try to retain as it was making a focused effort to reduce its concentration level of commercial real estate loans.

Total cash and cash equivalents increased $75.9 million, or 129.3%, to $134.6 million at March 31, 2018, compared to $58.7 million at March 31, 2017 due to the decline in loans and proceeds received from the sale of the Company's administrative headquarters.

Total investment securities increased $338 thousand, or 0.5%, to $72.8 million at March 31, 2018, compared to $72.4 million at March 31, 2017 as cash generated from scheduled principal payments received was reinvested to diversify the Bank's available-for-sale investment portfolio.

Gross portfolio loans decreased $67.8 million, or 12.4%, to $477.8 million at March 31, 2018, compared to $545.6 million at March 31, 2017, as the Bank continued to focus its efforts on the targeted reduction of its concentration in commercial real estate mortgage loans through attrition in and payoffs of non owner occupied CRE loans.

Loans held-for sale ("HFS") decreased $944 thousand to zero at March 31, 2018, as five loans were transferred back to the Bank's loans held-for-investment ("HFI") portfolio.

Liabilities and Equity

Liabilities

Total liabilities increased $1.5 million, or 0.2%, to $641.9 million at March 31, 2018, compared to $640.5 million at March 31, 2017, as a result of an increase in the Bank's deposits and other liabilities, which were partially offset by the repayment of borrowed funds.

Deposits increased $7.7 million, or 1.3%, to $586.9 million at March 31, 2018, compared to $579.2 million at March 31, 2017, due primarily to an increase in certificates of deposit accounts, offset by declines in brokered money market and interest-bearing checking accounts. Due to the focused reduction in commercial real estate loans as a risk mitigant and weaker loan demand, balance sheet management called for a lower level of deposits throughout the year. Also, the Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of short-term wholesale deposits. During the fourth quarter of fiscal year 2018, the Company obtained an additional $25 million in longer term brokered deposits as part of the Bank's liquidity strategy to extend the overall duration of the portfolio.

Advances from the FHLB-NY and other borrowed money decreased $11.0 million, or 22.3%, to $38.4 million at March 31, 2018, compared to $49.4 million at March 31, 2017 as the Bank repaid FHLB short-term borrowings, a subordinated debt and a repurchase agreement during the period.

Equity

Total equity increased $4.6 million, or 9.6%, to $52.0 million at March 31, 2018, compared to $47.4 million at March 31, 2017. The increase was due to net income of $5.4 million for the fiscal year, partially offset by an increase of $786 thousand in unrealized losses on securities available-for-sale.

Comparison of Operating Results for the Years Ended March 31, 2018 and 2017

Net Income (Loss)

The Company reported net income of $5.4 million for fiscal year 2018, compared to a net loss of $2.9 million for the prior year period. The change in our results was primarily driven by higher non-interest income, partially offset by a decrease in net interest income in the current period compared to the prior year.

Net Interest Income

Net interest income decreased $2.1 million, or 10.0%, to $19.1 million for fiscal year 2018, compared to $21.2 million for the prior year period. The decrease was due to a $1.8 million decrease in interest income and a $362 thousand increase in interest expense for the period.

Interest income decreased $1.8 million, or 6.8%, to $24.4 million compared to $26.1 million for the prior year period, primarily due to a decrease of $2.3 million in interest income on loans. Average loans outstanding decreased $41.2 million, or 7.4%, as a result of a focused effort to reduce the concentration level of the Company's Commercial Real Estate loans. The loss in loan interest income was partially offset by increases in interest on investments due to higher yields compared to the prior year period. In addition, the Company reported a $493 thousand increase in interest on money market investments as the cashflow from the declining loan portfolio was invested.

Interest expense increased $362 thousand, or 7.4%, to $5.3 million compared to $4.9 million for the prior year period, primarily due to a $445 thousand increase in interest expense on deposits. Interest expense on certificates of deposits was $819 thousand higher primarily due to an increase in average rates of 25 basis points compared to the prior year period. This was partially offset by a $335 thousand decline in interest expense on money market accounts due to a decrease in average balances and rates of $35.3 million and 12 basis points, respectively. Interest expense on borrowings was also lower for the current fiscal year despite an increase in the cost to borrow, due to a decrease in average borrowings during the current year-to-date period.

Provision for Loan Losses

The Bank recorded a $135 thousand provision for loan losses for fiscal year 2018, compared to a $29 thousand provision for loan losses for the prior year period. For the year ended March 31, 2018, net charge-offs of $69 thousand were recognized, compared to net charge-offs of $201 thousand in the prior year period. At March 31, 2018, nonaccrual loans totaled $6.7 million, or 1.0% of total assets, compared to $8.4 million, or 1.2% of total assets at March 31, 2017. The ALLL remained relatively unchanged at $5.1 million, which represents a ratio of the ALLL to nonaccrual loans of 76.9%, compared to 60.1% at March 31, 2017. The ratio of the allowance for loan losses to total loans receivable was 1.07% at March 31, 2018, compared to 0.93% at March 31, 2017.

Non-interest Income

Non-interest income for the twelve months ended March 31, 2018 increased $9.7 million, or 210.9%, to $14.4 million compared to $4.6 million in the prior year period. The increase was primarily due to a $9.5 million gain recognized on the sale and leaseback of the Bank's Harlem headquarters. Non-interest income was also higher in the current period due to gains realized on the sale of real estate owned and an increase in loan fees and service charges, primarily due to an increase in late charges on mortgage loans.

Non-interest Expense

Non-interest expense decreased $549 thousand, or 1.9%, to $28.0 million compared to $28.5 million in the prior year period. The Bank had higher employee compensation and benefits expense of $153 thousand related to staffing costs associated with strengthening the Bank's regulatory and compliance infrastructure. In addition, net occupancy expense increased $253 thousand as the Company incurred costs for maintenance and repairs on its administrative headquarters building in preparation for its sale. Data processing and equipment costs also increased by $217 thousand in the current period as the Company made improvements to its technology infrastructure to improve productivity, manage risk and ensure compliance. Offsetting the increases was a $1.3 million decrease in other expenses, primarily due to declines in advertising, legal fees, insurance costs, loan servicing expense and operational chargeoffs.

Income Taxes

The Company utilized its federal NOLs to offset its taxable income, but recorded a $174 thousand alternative minimum income tax expense for the fiscal year ended March 31, 2018. A change in the tax legislation permitted the Company to record a deferred federal tax benefit related to its AMT credit in the amount of $340 thousand. State and local income tax expenses were $133 thousand and $119 thousand, respectively, for the fiscal years ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2018.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $11.0 million during fiscal year 2018 due to the repayment of FHLB short-term borrowings, a repo borrowing and subordinated debt. At March 31, 2018, the Bank had $25.0 million in FHLB-NY borrowings with a weighted average rate of 1.50% schedule to mature over the next twelve months. Due to the late filing of Carver's 2016 Form 10-K, and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At March 31, 2018, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $17.7 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2018 and 2017, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $134.6 million and $58.7 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2018, total cash and cash equivalents increased by $75.9 million to $134.6 million reflecting cash provided by investing activities of $84.1 million, offset by cash used in operating activities of $5.0 million and cash used in financing activities of $3.3 million.

Net cash provided by investing activities of $84.1 million was primarily attributable to net loan principal repayments and proceeds received from the sale of the Company's administrative headquarters. Net cash used in operating activities totaled $5.0 million for the fiscal year. Net cash used in financing activities of $3.3 million resulted from repayment of FHLB short-term borrowings and other borrowings totaling $11.0 million during the period, offset by net increases in deposits of $7.7 million.

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

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015, three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  At March 31, 2018 the Bank continues to service 130 loans with a principal balance of $21.9 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $205 thousand as of March 31, 2018. The table below summarizes changes in our representation and warranty reserves in fiscal 2018:

$ in thousands	March 31, 2018
Representation and warranty repurchase reserve, as of March 31, 2017 (1)	$162
Net provision of repurchase losses (2)	43
Representation and warranty repurchase reserve, as of March 31, 2018 (1)	$205
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

The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2018.

The Bank has contractual obligations at March 31, 2018 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations:
FHLB advances	$25,032	$25,032	$—	$—	$—
Guaranteed preferred beneficial interest in junior subordinated debentures	14,317	—	—	—	14,317
Total long-term debt obligations	39,349	25,032	—	—	14,317
Operating lease obligations:
Lease obligations for rental properties	19,010	1,795	4,108	3,423	9,684
Total contractual obligations	$58,359	$26,827	$4,108	$3,423	$24,001

Variable Interest Entities ("VIEs")

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

The Bank's subsidiary, CCDC, was formed to facilitate its participation in local economic development and other community-based activities. In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC awards provide a credit to Carver Federal against federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the awards in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income.

CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. As of March 31, 2018, all three allocation awards have been fully utilized in qualifying projects.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 16, CDE 17	900	20,500	15,564	15,564	—	2	—	7,995	7,997
CDE 18	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,033	11,033	—	1	—	4,191	4,192
CDE 20	625	12,500	11,951	11,951	—	1	—	4,875	4,876
CDE 21	625	12,500	12,003	12,003	—	1	—	4,875	4,876
Total	$3,250	$69,500	$63,951	$63,951	$13,000	$405	$—	$27,105	$40,510

Regulatory Capital Position

The Bank must satisfy minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.” Regardless of Basel III's minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio.

 At March 31, 2018, the Bank had a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 15.20%, 10.16%, 15.20% and 16.40%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 11 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Carver Bancorp, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended March 31 2018, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

New York, New York
June 29, 2018

We have served as the Company's auditor since 2016.

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2018	March 31, 2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$134,299	$58,428
Money market investments	259	258
Total cash and cash equivalents	134,558	58,686
Restricted cash	—	283
Investment securities:
Available-for-sale, at fair value	60,709	59,011
Held-to-maturity, at amortized cost (fair value of $11,909 and $13,497 at March 31, 2018 and March 31, 2017, respectively)	12,075	13,435
Total investment securities	72,784	72,446

Loans held-for-sale (HFS)	—	944

Loans receivable:
Real estate mortgage loans	370,261	471,444
Commercial business loans	102,203	65,114
Consumer loans	5,289	8,994
Loans, gross	477,753	545,552
Allowance for loan losses	(5,126)	(5,060)
Total loans receivable, net	472,627	540,492
Premises and equipment, net	2,970	5,427
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,768	2,171
Accrued interest receivable	2,023	1,583
Other assets	7,180	5,829
Total assets	$693,910	$687,861

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$62,905	$61,576
Interest-bearing deposits
Interest-bearing checking	23,570	37,180
Savings	102,550	100,913
Money market	101,990	140,807
Certificates of deposit	293,513	236,342
Escrow	2,355	2,358
Total interest-bearing deposits	523,978	517,600
Total deposits	586,883	579,176
Advances from the FHLB-NY and other borrowed money	38,403	49,403
Other liabilities	16,653	11,884
Total liabilities	$641,939	$640,463
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,698,031 issued; 3,697,914 shares outstanding)	61	61
Additional paid-in capital	55,479	55,474
Accumulated deficit	(45,544)	(50,898)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(2,726)	(1,940)
Total equity	51,971	47,398
Total liabilities and equity	$693,910	$687,861

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2018	2017
Interest income:
Loans	$21,917	$24,257
Mortgage-backed securities	970	806
Investment securities	680	764
Money market investments	792	299
Total interest income	24,359	26,126

Interest expense:
Deposits	4,106	3,661
Advances and other borrowed money	1,174	1,257
Total interest expense	5,280	4,918
Net interest income	19,079	21,208
Provision for loan losses	135	29
Net interest income after provision for loan losses	18,944	21,179

Non-interest income:
Depository fees and charges	3,372	3,346
Loan fees and service charges	554	407
Gain on sale of securities, net	—	58
Gain on sale of loans, net	—	4
Gain on sale of real estate owned, net of market value adjustment	237	—
Gain on sale of building	9,615	69
Lower of cost or market adjustment on loans held-for-sale	—	(47)
Other	581	781
Total non-interest income	14,359	4,618

Non-interest expense:
Employee compensation and benefits	12,615	12,462
Net occupancy expense	3,543	3,290
Equipment, net	862	798
Data processing	1,669	1,516
Consulting fees	801	817
Federal deposit insurance premiums	832	663
Other	7,660	8,985
Total non-interest expense	27,982	28,531

Income (loss) before income tax (benefit) expense	5,321	(2,734)
Income tax (benefit) expense	(33)	119
Net income (loss)	$5,354	$(2,853)

Earnings (loss) per common share:
Basic	$0.58	$(0.77)
Diluted	$0.58	$(0.77)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
$ in thousands	2018	2017
Net income (loss)	$5,354	$(2,853)
Other comprehensive loss, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	(786)	(1,575)
Less: Reclassification adjustment for sales of available-for-sale securities, net of income tax expense of $0	—	58
Total other comprehensive loss, net of tax	(786)	(1,633)
Total comprehensive income (loss), net of tax	$4,568	$(4,486)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2016	45,118	61	55,470	(48,045)	(417)	(307)	51,880
Net loss	—	—	—	(2,853)	—	—	(2,853)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,633)	(1,633)
Stock based compensation expense	—	—	4	—	—	—	4
Balance—March 31, 2017	45,118	61	55,474	(50,898)	(417)	(1,940)	47,398
Net income	—	—	—	5,354	—	—	5,354
Other comprehensive loss, net of tax	—	—	—	—	—	(786)	(786)
Stock based compensation expense	—	—	5	—	—	—	5
Balance—March 31, 2018	$45,118	$61	$55,479	$(45,544)	$(417)	$(2,726)	$51,971

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,354	$(2,853)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	135	29
Stock based compensation expense	5	4
Depreciation and amortization expense	897	867
(Gain) loss on sale of real estate owned, net of market value adjustment	(237)	134
Gain on sale of securities, net	—	(58)
Gain on sale of loans, net	—	(4)
Gain on sale of building	(9,615)	(69)
Market adjustment on held-for-sale loans	—	47
Amortization and accretion of loan premiums and discounts and deferred charges	616	57
Amortization and accretion of premiums and discounts - securities	343	342
(Increase) decrease in accrued interest receivable	(440)	837
(Increase) decrease in other assets	(1,173)	1,641
Decrease in other liabilities	(870)	(147)
Net cash (used in) provided by operating activities	(4,985)	827
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(7,790)	(30,761)
Proceeds from sales of investments: Available-for-sale	—	7,259
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	5,049	18,676
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	1,304	1,801
Repayments and maturities, net of originations of loans held-for-investment	65,062	54,235
Loans purchased from third parties	—	(22,588)
Proceeds from sale of loans held-for-sale	—	4,798
Proceeds on sale of loans	2,436	7,255
Decrease (increase) in restricted cash	283	(58)
Redemption of FHLB-NY stock	403	712
Purchase of premises and equipment	(1,602)	(262)
Net proceeds from sale of building	18,133	—
Proceeds from sale of real estate owned	871	169
Net cash provided by investing activities	84,149	41,236
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,708	(27,565)
Net decrease in short-term FHLB-NY advances and other short-term borrowings	(11,000)	(19,000)
Net cash used in by financing activities	(3,292)	(46,565)
Net increase (decrease) in cash and cash equivalents	75,872	(4,502)
Cash and cash equivalents at beginning of period	58,686	63,188
Cash and cash equivalents at end of period	$134,558	$58,686

Supplemental cash flow information:
Noncash financing and investing activities
Transfer of loans held-for-sale to loans held-for-investment	$944	$—
Transfer of loans held-for-investment to loans held-for-sale	—	3,563
Deferred gain on sale-leaseback of building	5,417	—
Transfer to real estate owned from loans held-for-investment and loans held-for-sale	790	463

Cash paid for:
Interest	$4,584	$6,860
Income taxes	225	134

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. Following Financial Accounting Standards Board ("FASB") guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. There were no other-than-temporary impairment charges recorded during the fiscal year ended March 31, 2017.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

Loans Receivable

Loans receivable are carried at unpaid principal balances plus unamortized premiums, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for loan losses and charge-offs.

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

Loans are placed on nonaccrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is not probable.  When a loan is placed on nonaccrual status, any interest accrued but not received is reversed against interest income.  Payments received on a nonaccrual loan are either applied to protective advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan.  A nonaccrual loan may be restored to accrual status when principal and interest payments have been brought current and the loan has performed in accordance with its contractual terms for a reasonable period (generally six months).

If the Bank determines that a loan is impaired, the Bank next determines whether the amount of impairment is permanent.  The amount of impairment determined to be permanent is charged off within the given fiscal quarter.  All other amounts are recorded as a specific valuation allowance (“SVA”) reserve.  Generally the amount of the loan and negative escrow in excess of the appraised value, for the fair value of collateral valuation method, is determined to be permanent and charged off.  The amount attributable to the expected cost to sell, is recorded as a specific valuation allowance.  In the event the Bank is using the collateral dependent determination for the dollar amount of reserve and the Bank does not have an accepted appraisal (for example, the Bank may utilize a broker’s price opinion), the Bank generally will treat all dollar amounts identified as impaired to be other than a permanent impairment and the full impaired amount will be recorded as a specific valuation allowance.  For impairment amounts calculated utilizing the present value of expected future cash flows, the dollar amount of impairment is recorded as a specific valuation allowance.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•	1-4 Family

•	Multifamily

•	Commercial Real Estate

•	Construction

•	Business Loans

•	Consumer (including Overdraft Accounts)

The pools are further segregated into the following risk rating classes:

•	Pass

•	Special Mention

•	Substandard

•	Doubtful

•	Loss

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s Loss Emergence Period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all pools. In some pools, such as Commercial Real Estate, Multifamily and Business, the Bank demonstrates a LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

•
Commercial - Commercial real estate ("CRE") lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as CRE. In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

•
Construction - The Bank has historically originated or participated in construction loans for new construction and renovation of multifamily buildings, residential developments, community service facilities, churches, and affordable housing programs. The loans provide for disbursement in stages as construction is completed. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans, including an engineer's plan and periodic cost reviews on all construction budgets for loans. Construction loans present an increased level of risk from the effect of general economic conditions and uncertainties surrounding total construction costs. The Bank is not actively engaged in the origination of construction loans and does not pursue the purchase of them.

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

Troubled Debt Restructured Loans

TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, capitalization of interest and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full. For cash flow dependent loans, the Bank records a specific valuation allowance reserve equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's original carrying value. For a collateral dependent loan, the Bank records an impairment charge when the current estimated fair value (less estimated costs of disposal) of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. TDR loans remain on nonaccrual status until they have performed in accordance with the restructured terms for a period of at least six months.

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

Concentration of Risk

The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which is located in New York City.  Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's real estate market conditions. Qualitative factors in the ALLL calculation considers the Bank's concentration risk.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. We do not consider these shares to be other-than-temporarily impaired at March 31, 2018. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $181 thousand and $192 thousand, respectively, at March 31, 2018 and 2017, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Servicing fee income of $63 thousand and $61 thousand, respectively, was recognized during the years ended March 31, 2018 and 2017, and is included in Non-Interest Income in the consolidated statements of operations.

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

Impact of Recent Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements (ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, 2017-13 and 2017-14) is effective for annual periods beginning after December 15, 2017 ( April 1, 2018 for the Company), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently planning to use the modified retrospective approach with the cumulative effect adjustment approach to uncompleted contracts at the date of adoption. Management continues to assess the impact that this guidance will have on its consolidated financial statements and related disclosures. The Company has concluded that (1) a substantial majority of the Company's revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09 and (2) based on our understanding of the standard and subsequent modification and the nature of our non-interest revenue, many elements of non-interest income will be unaffected. We have identified the non-interest income streams that are contractually based. A preliminary assessment indicates an immaterial impact and a final review will be concluded prior to the quarterly period ended June 30, 2018.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments will (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ended March 31, 2019), including interim periods within those fiscal years. The adoption of this standard by public entities is permitted as of the beginning of the year of adoption for selected amendments, including the amendment related to unrealized gains and losses on equity securities, by a cumulative effect adjustment to the statement of financial condition. In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) to clarify certain aspects of the guidance issued in ASU 2016-01. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years years beginning after June 15, 2018. At March 31, 2018, we had unrealized losses on equity securities of $649 thousand, or 1.2% of stockholders' equity.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ended March 31, 2020), including interim periods within those fiscal years. The Company currently expects that upon adoption of ASU 2016-02, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," a consensus of the FASB's Emerging Issues Task Force. The update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, and provides guidance on how the following cash receipts and payments should be presented and classified in the statement of cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, settlements of insurance claims, settlements of corporate-owned and bank-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The ASU also clarifies when an entity should separate cash receipts and payments and classify them into more than one class of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ending March 31, 2019), and interim periods within those fiscal years. The Company has evaluated the potential impact of the adoption of the new standard on its consolidated statement of cash flows and is generally unaffected by the update. The items defined in the ASU are not relevant to the Company's operations at this time.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," to require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. The update provides guidance that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ending March 31, 2019), and interim periods within those fiscal years. The Company has completed its assessment of the impact of adopting of ASU 2016-18 and expects that as a result of adopting the ASU, the Company will reclassify beginning-of-period and end-of-period balances in the statement of cash flows to include restricted cash in addition to cash and cash equivalents at amounts that will not be material to the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on the management's review of the securities in the Company's portfolio at March 31, 2018, the adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting," which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 (for the Company, the fiscal year ending March 31, 2019). The adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In February 2018, the FASB issued ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220)," which allows a reclassification for stranded tax effects from accumulated other comprehensive income to retained earnings, to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments addressed concerns regarding the guidance that requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting periods that include the enactment date. The amendments of this update are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Early adoption is permitted in any interim period for reporting periods for which financial statements have not yet been issued.

NOTE 3.	INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2018, securities with fair value of $60.7 million, or 83.4%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $12.1 million, or 16.6%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2018 and March 31, 2017.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2018 and March 31, 2017:

	At March 31, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,163	$—	$97	$2,066
Federal Home Loan Mortgage Corporation	6,633	—	283	6,350
Federal National Mortgage Association	24,638	—	1,227	23,411
Total mortgage-backed securities	33,434	—	1,607	31,827
U.S. Government Agency Securities	14,490	—	258	14,232
Corporate Bonds	5,078	—	212	4,866
Other investments (1)	10,433	—	649	9,784
Total available-for-sale	$63,435	$—	$2,726	$60,709
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	1,434	51	—	1,485
Federal National Mortgage Association	9,641	—	247	9,394
Total held-to-maturity mortgage-backed securities	11,075	51	247	10,879
Corporate Bonds	1,000	30	—	1,030
Total held-to-maturity	$12,075	$81	$247	$11,909

	At March 31, 2017
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,576	$—	$89	$2,487
Federal Home Loan Mortgage Corporation	8,053	—	195	7,858
Federal National Mortgage Association	27,241	—	928	26,313
Total mortgage-backed securities	37,870	—	1,212	36,658
U.S. Government Agency Securities	7,574	—	92	7,482
Corporate Bonds	5,104	—	140	4,964
Other investments (1)	10,403	—	496	9,907
Total available-for-sale	$60,951	$—	$1,940	$59,011

Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,797	$86	$—	$1,883
Federal National Mortgage Association and Other	10,638	12	60	10,590
Total held-to-maturity mortgage-backed securities	12,435	98	60	12,473
Corporate Bonds	1,000	24	—	1,024
Total held-to-maturity	$13,435	$122	$60	$13,497
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

There were no sales of available-for-sale securities for the year ended March 31, 2018. The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the year ended March 31, 2017.

$ in thousands	2017
Proceeds	$7,259
Gross gains	58
Gross losses	—

There were no sales of held-to-maturity securities in fiscal years 2018 or 2017.

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

At March 31, 2018, the Bank pledged securities of $27.7 million as collateral for advances from the FHLB-NY.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2018 and March 31, 2017 for less than 12 months and 12 months or longer:

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$101	$3,702	$1,506	$28,124	$1,607	$31,826
U.S. Government Agency Securities	80	7,666	178	6,566	258	14,232
Corporate bonds	—	—	212	4,866	212	4,866
Other investments (1)	—	—	649	9,351	649	9,351
Total available-for-sale securities	$181	$11,368	$2,545	$48,907	$2,726	$60,275
Held-to-Maturity:
Mortgage-backed securities	$188	$7,681	$59	$1,612	$247	$9,293
Total held-to-maturity securities	$188	$7,681	$59	$1,612	$247	$9,293

	At March 31, 2017
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,171	$34,716	$41	$1,942	$1,212	$36,658
U.S. Government Agency Securities	92	7,482	—	—	92	7,482
Corporate bonds	140	4,964	—	—	140	4,964
Other investments (1)	—	—	496	9,504	496	9,504
Total available-for-sale securities	$1,403	$47,162	$537	$11,446	$1,940	$58,608
Held-to-Maturity:
Mortgage-backed securities	$60	$7,623	$—	$—	$60	$7,623
Total held-to-maturity securities	$60	$7,623	$—	$—	$60	$7,623
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

A total of 35 securities had an unrealized loss at March 31, 2018 compared to 33 at March 31, 2017. Mortgage-backed securities represented 52.8% of total available-for-sale securities in an unrealized loss position at March 31, 2018. There were 17 mortgage-backed securities, three U.S. government agency securities, five corporate bonds and one investment in a CRA fund that had an unrealized loss position for more than 12 months at March 31, 2018. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at March 31, 2017.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2018, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$10,317	$9,974	1.68%
Five through ten years	10,460	9,975	2.08%
After ten years	32,225	30,976	2.35%
	53,002	50,925	2.17%
Held-to-maturity:
One through five years	$2,776	$2,719	2.41%
Five through ten years	6,151	6,077	3.03%
After ten years	3,148	3,113	2.61%
	$12,075	$11,909	2.78%

NOTE 4.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses, and loans held-for-sale at March 31:

	March 31, 2018		March 31, 2017
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$121,233	25.6%	$132,679	24.5%
Multifamily	103,887	21.9%	87,824	16.2%
Commercial real estate	141,835	29.9%	241,794	44.7%
Construction	—	—%	4,983	0.9%
Business (1)	102,004	21.5%	65,151	12.0%
Consumer (2)	5,238	1.1%	8,994	1.7%
Total loans receivable	474,197	100.0%	541,425	100.0%

Unamortized premiums, deferred costs and fees, net	3,556		4,127

Allowance for loan losses	(5,126)		(5,060)
Total loans receivable, net	$472,627		$540,492

Loans held-for-sale (a)	$—		$944
(1) Includes business overdrafts of $35 thousand and $76 thousand as of March 31, 2018 and 2017, respectively

(2) Includes consumer overdrafts of $18 thousand and $22 thousand as of March 31, 2018 and 2017, respectively

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $23.1 million and $25.7 million at March 31, 2018 and 2017, respectively.

At March 31, 2018 the Bank pledged $28.7 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2018:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,663	$1,213	$1,496	$106	$573	$9	$—	$5,060
Charge-offs	(96)	(104)	—	—	(81)	(33)	—	(314)
Recoveries	—	131	20	—	87	7	—	245
Provision for (Recovery of) Loan Losses	(357)	579	(464)	(106)	424	35	24	135
Ending Balance	$1,210	$1,819	$1,052	$—	$1,003	$18	$24	$5,126

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,065	1,744	1,052	—	908	18	24	4,811
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	145	75	—	—	95	—	—	315

Loan Receivables Ending Balance	$123,092	$104,865	$142,304	$—	$102,203	$5,289	$—	$477,753
Ending Balance: collectively evaluated for impairment	116,588	103,160	140,765	—	98,914	5,289	—	464,716
Ending Balance: individually evaluated for impairment	6,504	1,705	1,539	—	3,289	—	—	13,037

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2017:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,697	$622	$1,808	$62	$1,022	$21	$5,232
Charge-offs	(106)	(338)	—	—	—	(85)	(529)
Recoveries	—	—	20	—	304	4	328
Provision for (Recovery of) Loan Losses	72	929	(332)	44	(753)	69	29
Ending Balance	$1,663	$1,213	$1,496	$106	$573	$9	$5,060

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	1,357	1,207	1,490	106	532	7	4,699
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	306	6	6	—	41	2	361

Loan Receivables Ending Balance	$134,927	$88,750	$242,818	$4,949	$65,114	$8,994	$545,552
Ending Balance: collectively evaluated for impairment	129,420	87,148	239,323	4,949	61,027	8,992	530,859
Ending Balance: individually evaluated for impairment	5,507	1,602	3,495	—	4,087	2	14,693

At March 31, 2018 and 2017, the recorded investment in impaired loans was $13.0 million and $14.7 million, respectively. The related allowance for loan losses for these impaired loans was approximately $315 thousand and $361 thousand at March 31, 2018 and 2017, respectively.  Interest income of $324 thousand and $233 thousand for fiscal years 2018 and 2017 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.

The following is a summary of nonaccrual loans at March 31, 2018 and 2017.

$ in thousands	March 31, 2018	March 31, 2017
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$4,561	$3,899
Multifamily	964	1,602
Commercial real estate	502	993
Business	635	1,922
Consumer	—	2
Total nonaccrual loans	$6,662	$8,418

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. TDR loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2018 were $5.7 million, $1.9 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2017, total TDR loans were $6.4 million, of which $2.5 million were non-performing.

At March 31, 2018, other non-performing assets totaled $1.1 million which consisted of other real estate owned ("OREO") properties. At March 31, 2018, other real estate owned valued at $1.1 million comprised of eight foreclosed properties, compared to $990 thousand comprised of eight properties at March 31, 2017. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2018, compared to $944 thousand at March 31, 2017.

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

As of March 31, 2018, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$103,160	$140,765	$—	$93,886
Special Mention	—	—	—	5,028
Substandard	1,705	1,539	—	3,289
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$104,865	$142,304	$—	$102,203

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$116,588	$5,289
Non-Performing	6,504	—
Total	$123,092	$5,289

As of March 31, 2017, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$87,148	$238,552	$4,949	$58,555
Special Mention	—	771	—	133
Substandard	1,082	3,495	—	6,426
Doubtful	520	—	—	—
Loss	—	—	—	—
Total	$88,750	$242,818	$4,949	$65,114

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$131,028	$8,992
Non-Performing	3,899	2
Total	$134,927	$8,994

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2018.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,819	$—	$4,056	$5,875	$117,217	$123,092
Multifamily	—	—	219	219	104,646	104,865
Commercial real estate	1,395	—	—	1,395	140,909	142,304
Construction	—	—	—	—	—	—
Business	973	312	322	1,607	100,596	102,203
Consumer	7	5	—	12	5,277	5,289
Total	$4,194	$317	$4,597	$9,108	$468,645	$477,753

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2017.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$2,094	$247	$3,022	$5,363	$129,564	$134,927
Multifamily	—	—	803	803	87,947	88,750
Commercial real estate	—	—	—	—	242,818	242,818
Construction	—	—	—	—	4,949	4,949
Business	—	429	1,500	1,929	63,185	65,114
Consumer	1	—	2	3	8,991	8,994
Total	$2,095	$676	$5,327	$8,098	$537,454	$545,552

At March 31, 2018 and 2017, there were no loans 90 or more days past due and accruing interest.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2018 and 2017. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

Impaired Loans by Class
	At March 31,
	2018			2017
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$5,439	$6,862	$—	$3,416	$4,210	$—
Multifamily	964	1,122	—	1,596	2,081	—
Commercial real estate	1,539	1,539	—	993	993	—
Business	611	611	—	1,923	1,968	—

With an allowance recorded:
One-to-four family	1,065	1,065	145	2,091	2,215	306
Multifamily	741	741	75	6	6	6
Commercial real estate	—	—	—	2,502	2,502	6
Business	2,678	2,681	95	2,164	2,164	41
Consumer	—	—	—	2	2	2
Total	$13,037	$14,621	$315	$14,693	$16,141	$361

The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2018 and 2017.

	For the years ended March 31,
	2018		2017
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$5,375	$36	$3,151	$14
Multifamily	1,340	34	1,747	6
Commercial real estate	2,075	28	1,774	17
Business	827	—	3,667	142

With an allowance recorded:
One-to-four family	1,078	—	2,128	5
Multifamily	248	—	1	—
Commercial real estate	541	—	1,427	—
Business	2,358	2	2,187	26
Consumer	—	—	1	—
Total	$13,842	$100	$16,082	$210

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC Subtopic 310-40 and the related allowance under ASC Section 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There was one loan modification made during the twelve month period ended March 31, 2018. The modification converted a line of credit into a five-year term loan with an interest concession. There were no TDR modifications during the twelve month period ended March 31, 2017.

The following table presents an analysis of those loan modifications that were classified as TDRs during the twelve month period ended March 31, 2018:

	Modifications to loans during the year ended
	March 31, 2018
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	$285	$285	7.25%	7.00%

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal years ended March 31, 2018 and 2017, there were no modified loans that defaulted with the last 12 months of modification.

Transactions With Certain Related Persons

There were no loans outstanding to related parties at March 31, 2018. The aggregate amount of loans outstanding to related parties was $4.7 million at March 31, 2017. During fiscal year 2018, advances totaled $111 thousand and principal repayments totaled $4.8 million.

Loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.	OFFICE PROPERTIES AND EQUIPMENT, NET

The details of office properties and equipment as of March 31 are as follows:

$ in thousands	2018	2017
Land	$—	$98
Building and improvements	—	9,806
Leasehold improvements	5,946	6,547
Furniture, equipment, and other	13,177	12,981
	19,123	29,432
Less accumulated depreciation and amortization	(16,153)	(24,005)
Office properties and equipment, net	$2,970	$5,427

Depreciation and amortization charged to operations for fiscal years 2018 and 2017 amounted to $897 thousand and $867 thousand, respectively.

During fiscal year 2016, Carver conducted a sale and leaseback transaction on its Crown Heights branch location with an unaffiliated third party as part of the Bank's ongoing facilities rationalization efforts. Carver did not finance the purchase and the gain was calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property was deferred from gain recognition and will be amortized into income over the term of the lease. The deferred gain on the sale of the property is included in Other Liabilities on the Consolidated Statements of Financial Condition and totaled $537 thousand and $606 thousand as of March 31, 2018 and 2017, respectively.

During fiscal year 2018, Carver conducted a sale and leaseback transaction on its Harlem headquarters location with an unaffiliated third party. The Bank has leased a portion of the property to continue to maintain its Main Office branch at the same location, and the administrative offices will be relocated to a nearby facility. The Company recognized a $9.5 million gain on the sale and leaseback in the fourth quarter of fiscal year 2018. Carver did not finance the purchase and the gain was calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property was deferred from gain recognition and will be amortized into income over the term of the lease. The deferred gain on the sale of the property is included in Other Liabilities on the Consolidated Statements of Financial Condition and totaled $5.4 million as of March 31, 2018.

NOTE 6.	ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2018	2017
Loans receivable	$1,716	$1,323
Mortgage-backed securities	101	116
Investments and other interest-bearing assets	206	144
Total accrued interest receivable	$2,023	$1,583

NOTE 7.	DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2018			2017
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$62,905	10.72%	—%	$61,576	10.63%	—%
Interest-bearing checking	23,570	4.02	0.07	37,180	6.42	0.14
Savings	102,550	17.47	0.25	100,913	17.42	0.27
Money market savings account	101,990	17.38	0.48	140,807	24.31	0.60
Certificates of deposit	293,513	50.01	1.25	236,342	40.81	1.00
Loan escrow deposits	2,355	0.40	1.76	2,358	0.41	1.79
Total	$586,883	100.00%	0.76%	$579,176	100.00%	0.61%

Scheduled maturities of certificates of deposit for the year ended March 31, 2018 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2019	$223,081
2020	40,249
2021	11,255
2022	4,598
2023	13,949
2024 and beyond	381
Total	$293,513

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2018 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2018 to June 30, 2018	$103,132
July 1, 2018 to September 30, 2018	20,155
October 1, 2018 to March 31, 2019	76,518
April 1, 2019 and beyond	55,071
Total	$254,876

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2018	2017
Interest-bearing checking	$19	$48
Savings and clubs	249	261
Money market savings	540	875
Certificates of deposit	3,256	2,437
Loan escrow deposits	42	40
Total interest expense	$4,106	$3,661

The following table presents additional information about our year-end deposits:

$ in thousands	2018	2017
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$48,206	$34,547
Deposits from brokers	78,215	71,436
Certificates of deposit individually greater than $250,000	59,164	59,489
Deposits from certain directors, executive officers and their affiliates	7,356	17,822

NOTE 8.	BORROWED MONEY

Federal Home Loan Bank Advances, Repurchase agreements and Guaranteed Debt Securities. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands	2018		2017
Maturing Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2018	—%	—	1.04%	5,000
2019 (1)	1.50%	25,000	1.50%	25,000
	1.50%	$25,000	1.42%	$30,000
(1) Effective rate is 2.13% which includes the net impact of the amortization of the termination fee on restructured borrowing.

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $208.2 million at March 31, 2018. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2018, advances were all fixed-rate and secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $1.8 million and a blanket assignment of the Bank's pledged qualifying mortgage loans of $28.7 million and mortgage-backed and investment securities with a market value of $27.7 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $17.7 million from the FHLB-NY at March 31, 2018. The accrued interest payable on FHLB advances was $32 thousand and the interest expense was $542 thousand for the year ended March 31, 2018. At March 31, 2017, the accrued interest payable on FHLB advances was $32 thousand and the interest expense was $584 thousand. The Bank completed a debt restructuring during the first quarter of fiscal year 2014 that allowed it to prepay a $25 million long-term borrowing and secure a new borrowing at a significantly lower rate. The termination fees and penalties associated with the borrowing were prepaid to the FHLB and amortized over five years.

Repurchase agreements. Repurchase agreements ("REPO") are short-term contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Bank monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. At March 31, 2017, the Bank had a REPO with an outstanding balance of $1.0 million. The accrued interest payable and interest expense was $3 thousand for the year ended March 31, 2017. The collateral pledged on this REPO was a mortgage-backed security with a fair value of $1.5 million at March 31, 2017. The REPO was repaid during fiscal year 2018. The recognized interest expense was $7 thousand for the year ended March 31, 2018.

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

On September 30, 2009, the Bank raised $5.0 million in a private placement of subordinated debt maturing December 30, 2018. The interest rate was set at 7% per annum for the first seven years as long as there is no default event, including Carver maintaining its certification as a Community Development Entity (“CDE”) and remaining in compliance with NMTC requirements, and 12% per annum after. During the second quarter of fiscal year 2012, the interest rate was reduced to 2%. This subordinated debt has been approved by the regulators to qualify as Tier II capital for the Bank's regulatory capital calculations. Qualifying term subordinated debt must have an original weighted average maturity of at least five years. Once the term to maturity is less than five years, the amount qualified as Tier II capital declines 20% per year. The ability to include any portion of the private placement subordinated debt in Tier II capital expired on January 1, 2017. The $5.0 million subordinated debt was paid in full during fiscal year 2018.

The accrued interest payable on subordinated debt securities was $914 thousand and the interest expense was $625 thousand for the year ended March 31, 2018. The accrued interest payable on subordinated debt securities was $315 thousand and the interest expense was $670 thousand for the year ended March 31, 2017.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2018	2017
Amounts outstanding at the end of year:
FHLB advances	$25,000	$30,000
Subordinated debt securities	13,403	18,403
Repo	$—	$1,000

Rate paid at year end:
FHLB advances	1.50%	1.42%
Subordinated debt securities	5.23%	3.60%
Repo	—%	1.15%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$30,000	$40,000
Subordinated debt securities	$13,403	$18,403
Repo	$1,000	$1,000

Approximate average amounts outstanding for year:
FHLB advances	$25,616	$32,644
Subordinated debt securities	$13,773	$18,403
Repo	$584	$271

Approximate weighted average rate paid during year:
FHLB advances	2.11%	1.79%
Subordinated debt securities	4.54%	3.64%
Repo	1.17%	1.15%

NOTE 9.	INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31 are as follows:

$ in thousands	2018	2017
Income tax expense
Federal:
Current expense	$174	$—
Deferred benefit	(340)	—
Total	(166)	—
State: Current expense	133	119
Total income tax (benefit) expense	$(33)	$119

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2018		2017
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$1,638	30.8%	$(929)	34.0%
State and local income tax, net of Federal tax benefit	92	1.7	119	(4.4)
Impact of income tax rate changes	3,283	61.7	—	—
Credit and NOL adjustments	(2,148)	(40.4)	—	—
Change in valuation allowance	(3,061)	(57.5)	961	(35.2)
Other	163	3.1	(32)	1.2
Total income tax (benefit) expense	$(33)	(0.6)%	$119	(4.4)%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2018	2017
Deferred Tax Assets:
Allowance for loan losses	$1,727	$2,147
Nonaccrual loan interest	109	373
Deferred gain - sale leaseback transactions	2,006	295
Net operating loss carryforward	12,419	17,551
New markets tax credit	3,452	2,207
AMT credits	340	166
Depreciation	1,864	2,018
Unrealized loss on available-for-sale securities	1,105	792
Other	—	350
Total Deferred Tax Assets	23,022	25,899
Deferred Tax Liabilities:
Market value adjustment on HFS loans	54	68
Other	676	812
Total Deferred Tax Liabilities	730	880
Deferred Tax Assets, net	22,292	25,019
Valuation Allowance	(21,952)	(25,019)
Deferred Tax Assets, net of valuation allowance	$340	$—

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $0.9 million, but has accumulated availability of $5 million as of March 31, 2018. The total cumulative availability over the carryover period (20 years) is $18.1 million. The Company has a net deferred tax asset (“DTA”) of approximately $22.3 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A valuation allowance for net deferred tax asset of $22.0 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has largely remained through March 31, 2018, as management concluded, and continues to conclude, that it is “more likely than not” that the Company will not be able to fully realize the benefit of i--ts deferred tax assets. The tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits.

At March 31, 2018, the Company had net operating carryforwards for federal purposes of approximately $29.7 million, for state purposes of approximately $50.1 million and for city purposes of approximately $43.4 million which are available to offset future federal, state and city income and which expire over varying periods from March 2028 through March 2038.

The Company has no uncertain tax positions. The Company and its subsidiaries are subject to federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before March 31, 2015. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

NOTE 10.	EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the years ended March 31:

$ in thousands except per share data	2018	2017
Net income (loss) attributable to Carver Bancorp, Inc.	$5,354	$(2,853)
Less: Participated securities share of undistributed earnings	(3,206)	—
Net income (loss) available to common shareholders of Carver Bancorp, Inc.	2,148	(2,853)

Weighted average common shares outstanding – basic	3,698,058	3,696,420
Effect of dilutive Management Recognition Plan (MRP) shares	3,400	—
Weighted average common shares outstanding – diluted	3,701,458	3,696,420

Basic earnings (loss) per common share	$0.58	$(0.77)
Diluted earnings (loss) per common share	$0.58	$(0.77)

For the year ended March 31, 2017, all MRP shares and outstanding stock options were anti-dilutive.

NOTE 11. STOCKHOLDERS' EQUITY

Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2018, there were 3,697,914 shares of Company common stock outstanding.

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

The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2018, there were 45,118 shares of Series D Preferred Stock outstanding.

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2018, 11,744 shares of its common stock have been repurchased in open market transactions. No shares were repurchased during fiscal 2018.  The U.S. Treasury's prior approval is required to make further repurchases.

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ends on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of March 31, 2018, the Bank's capital conservation buffer was 1.875% making its minimum CET1 plus buffer 6.375%, its minimum Tier 1 capital plus buffer 7.875% and its minimum total capital plus buffer 9.875%. On January 1, 2019, the capital conservation buffer will increase to 2.5%. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2018, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 10.16%, Common Equity Tier 1 capital ratio of 15.20%, Tier 1 risk-based capital ratio of 15.20%, and a total risk-based capital ratio of 16.40%.

The table below presents the Bank's regulatory capital ratios at March 31, 2018 and 2017.

	March 31, 2018		March 31, 2017
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$67,742	10.16%	$61,960	8.98%
Individual minimum capital requirement	60,022	9.00%	62,092	9.00%
Minimum capital requirement	26,676	4.00%	27,597	4.00%
Excess	41,066	6.16%	34,363	4.98%

Common equity Tier 1
Regulatory capital	$67,742	15.20%	$61,960	11.88%
Minimum capital requirement	20,050	4.50%	23,470	4.50%
Excess	47,692	10.70%	38,490	7.38%

Tier 1 risk-based capital
Regulatory capital	$67,742	15.20%	$61,960	11.88%
Minimum capital requirement	26,733	6.00%	31,294	6.00%
Excess	41,009	9.20%	30,666	5.88%

Total risk-based capital
Regulatory capital	$73,082	16.40%	$67,020	12.85%
Individual minimum capital requirement	53,465	12.00%	62,588	12.00%
Minimum capital requirement	35,644	8.00%	41,725	8.00%
Excess	37,438	8.40%	25,295	4.85%

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the years ended March 31, 2018 and 2017:

$ in thousands	At March 31, 2017	Other Comprehensive Loss	At March 31, 2018
Net unrealized loss on securities available-for-sale	$(1,940)	$(786)	$(2,726)

$ in thousands	At March 31, 2016	Other Comprehensive Income	At March 31, 2017
Net unrealized loss on securities available-for-sale	$(307)	$(1,633)	$(1,940)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2018	2017
Reclassification adjustment for sales of available for-sale securities, net of tax	$—	$58	Gain on sale of securities, net

Comprehensive (Loss) Income. Comprehensive (loss) income represents net (loss) income and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2018 included $786 thousand of unrealized losses for the year ended March 31, 2018. The balance at March 31, 2017 included $1.6 million of unrealized gains for the year ended March 31, 2017.

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

Compensation expense recognized for the savings incentive plan was $261 thousand and $268 thousand, respectively, for fiscal 2018 and 2017.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2018, there were 4,133 options outstanding under the 2006 Incentive Plan and 1,733 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. Pursuant to the plan, the Bank recognized $5 thousand and $4 thousand as expense for fiscal years 2018 and 2017, respectively.

In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. During fiscal 2018, there were 1,000 options and 1,000 restricted stock awards issued.  At March 31, 2018, there were 1,000 options outstanding under the 2014 Incentive Plan and none were exercisable.  All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. Pursuant to the plan, the Bank recognized less than $1 thousand as expense for fiscal year 2018.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2018		2017
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	3,200	$5.56	4,000	$5.56
Granted	1,000	3.48	—	—
Vested	(800)	5.56	(800)	5.56
Forfeited	—	—	—	—
Outstanding, end of year	3,400	$4.52	3,200	$5.56

Information regarding stock options as of and for the years ended March 31 is as follows:

	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,133	$8.53	5,924	$81.65
Granted	1,000	3.48	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	1,791	249.00
Outstanding, end of year	5,133	$7.54	4,133	$8.53
Exercisable, at year end	1,733		933

Information regarding stock options as of March 31, 2018 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	9.71	$3.48	—	$3.48
$5.00	$5.99	4,000	7.23	$5.56	1,600	$5.56
90.00	$104.85	133	2.36	97.50	133	97.50
Total		5,133			1,733

There were no stock options awarded to employees during the year ended March 31, 2018. One new director who joined in fiscal year 2017 received a grant of 1,000 options in fiscal 2018. These options vest over five years.

At March 31, 2018, all outstanding options had no intrinsic value.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2018	2017
Risk-free interest rate	2.74%	N/A
Volatility	10%	N/A
Expected life of option grants (years)	7.5	N/A

The Company recorded compensation expense of $5 thousand in fiscal 2018 and $4 thousand in fiscal 2017.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

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

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of March 31:

$ in thousands	2018	2017
Commitments to fund mortgage loans	$—	$900
Commitments to fund commercial and consumer loans	2,457	3,530
Lines of credit	3,939	8,527
Letters of credit	69	69
Commitment to fund private equity investment	640	640
	$7,105	$13,666

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

Mortgage Representation & Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's). The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $205 thousand as of March 31, 2018.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2017 (1)	$2,044
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(31)
Open claims as of March 31, 2018 (1)	$2,013

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

The table below summarizes changes in our representation and warranty reserves during fiscal 2018.

$ in thousands	March 31, 2018
Representation and warranty repurchase reserve, March 31, 2017 (1)	$162
Net provision of repurchase losses (2)	43
Representation and warranty repurchase reserve, March 31, 2018 (1)	$205
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Lease Commitments.  Rentals under long-term operating leases for certain branches aggregated approximately $1.4 million and $1.3 million for fiscal years 2018 and 2017, respectively. As of March 31, 2018, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2029 follow:

$ in thousands
Year Ending March 31,
2019	$1,795
2020	2,143
2021	1,965
2022	1,695
2023	1,728
Thereafter	9,684
$19,010

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2018, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2018 and 2017, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$181	$181
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,066	—	2,066
Federal Home Loan Mortgage Corporation	—	6,350	—	6,350
Federal National Mortgage Association	—	23,411	—	23,411
U.S. Government Agency securities	—	14,232	—	14,232
Corporate bonds	—	4,866	—	4,866
Other investments	—	9,351	433	9,784
Total available-for-sale securities	—	60,276	433	60,709
Total assets	$—	$60,276	$614	$60,890

	Fair Value Measurements at March 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$192	$192
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,487	—	2,487
Federal Home Loan Mortgage Corporation	—	7,858	—	7,858
Federal National Mortgage Association	—	26,313	—	26,313
U.S. Government Agency securities	—	7,482	—	7,482
Corporate bonds	—	4,964	—	4,964
Other investments	—	9,504	403	9,907
Total available-for-sale securities	—	58,608	403	59,011
Total assets	$—	$58,608	$595	$59,203

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other available-for-sale securities. Level 3 assets accounted for 0.1% of the Company's total assets at March 31, 2018 and 2017.

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

During the fiscal year ended March 31, 2018, there were no transfers of investments into or out of each level of the fair value hierarchy.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing certain securities, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Quoted price information for the MSRs is not available. Therefore, MSRs are valued using market-standard models to model the specific cash flow structure. Key inputs to the model consist of principal balance of loans being serviced, servicing fees and discount and prepayment rates.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2018 and 2017:

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2018
Available-for-Sale:
Other investments	$403	$30	$—	$—	$433	$—

Mortgage Servicing Rights	192	(11)	—	—	181	(10)

$ in thousands	Beginning balance, April 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2017	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2017
Available-for-Sale
Other investments	$193	$(1)	$211	$—	$403	$—

Mortgage Servicing Rights	201	(9)	—	—	192	(9)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other investments	433	Cost	n/a

Mortgage Servicing Rights	181	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	20.03%
			Discount Rate	12.00%

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other investments	403	Cost	n/a

Mortgage Servicing Rights	192	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	22.37%
			Discount Rate	12.00%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2018 and 2017, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$4,476	$4,476
Other real estate owned	$—	$—	$1,145	$1,145

	Fair Value Measurements at March 31, 2017, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$5,953	$5,953
Other real estate owned	$—	$—	$990	$990

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$4,476	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

Other real estate owned	1,145	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,953	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

Other real estate owned	990	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$134,558	$134,558	$134,558	$—	$—
Available-for-sale securities	60,709	60,709	—	60,276	433
FHLB Stock	1,768	1,768	—	1,768	—
Held-to-maturity securities	12,075	11,909	—	11,909	—
Loans receivable	472,627	469,382	—	—	469,382
Accrued interest receivable	2,023	2,023	—	2,023	—
Mortgage servicing rights	181	181	—	—	181
Other assets - Interest-bearing deposits	971	971	—	971	—
Financial Liabilities:
Deposits	$586,883	$535,808	$245,634	$290,174	$—
Advances from FHLB of New York	25,000	24,970	—	24,970	—
Other borrowed money	13,403	14,565	—	14,565	—
Accrued interest payable	1,086	1,086	—	1,086	—

	March 31, 2017
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$58,686	$58,686	$58,686	$—	$—
Restricted cash	283	283	—	283	—
Securities available-for-sale	59,011	59,011	—	58,608	403
FHLB Stock	2,171	2,171	—	2,171	—
Securities held-to-maturity	13,435	13,497	—	13,497	—
Loans receivable	540,492	543,929	—	—	543,929
Loans held-for-sale	944	944	—	—	944
Accrued interest receivable	1,583	1,583	—	1,583	—
Mortgage servicing rights	192	192	—	—	192
Other assets - Interest-bearing deposits	985	985	—	985	—
Financial Liabilities:
Deposits	$579,176	$548,902	$313,430	$235,472	$—
Advances from FHLB of New York	30,000	29,994	—	29,994	—
Other borrowed money	19,403	18,896	—	18,896	—
Accrued interest payable	390	390	—	390	—

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

Commitments to Extend Credits, Commercial, and Standby Letters of Credit

The fair value of the commitments to extend credit was estimated to be immaterial as of March 31, 2018 and March 31, 2017. The fair value of commitments to extend credit and standby letters of credit was evaluated using fees currently charged to enter into similar agreements, taking into account the risk characteristics of the borrower, and estimated to be insignificant as of the reporting date.

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

The variable interest entities (“VIEs”) are consolidated, as required, where Carver has controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:

(a) the power to direct activities of a VIE that most significantly impact the entities economic performance; and

(b) the obligation to absorb losses of the entity that could benefit from the activities that could potentially be significant to the VIE.

As none of the Bank's VIEs meet the above criteria, there are no consolidated VIEs at March 31, 2018.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at March 31, 2018 are presented below:

	Involvement with SPE (000's)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 16, CDE 17	900	20,500	15,564	15,564	—	2	—	7,995	7,997
CDE 18	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,033	11,033	—	1	—	4,191	4,192
CDE 20	625	12,500	11,951	11,951	—	1	—	4,875	4,876
CDE 21	625	12,500	12,003	12,003	—	1	—	4,875	4,876
Total	$3,250	$69,500	$63,951	$63,951	$13,000	$405	$—	$27,105	$40,510

In June 2006, CCDC received a NMTC award of $59 million. CCDC has a contingent obligation to reimburse the investor for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The NMTC compliance period was completed and CDEs 2-12 have been dissolved.

CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. During the period from December 2009 to September 2012, CCDC transferred rights to investors in NMTC projects (entities CDEs 13-21). The NMTC compliance period was completed for CDEs 13, 14 and 15, and these entities have been dissolved. The NMTC compliance period was completed for CDE 18 and the entity will be dissolved. CCDC has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2018, there have been no activities in these entities.

NOTE 18.	OTHER NON-INTEREST INCOME AND EXPENSE

The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2018	2017
Other non-interest income:
Compliance fee	$298	$397
Other	283	384
Total non-interest income	$581	$781

Other non-interest expense:
Advertising	311	465
Legal expense	475	860
Insurance and surety	605	675
Audit expense	1,230	1,333
Outsourced service	530	417
Data lines / internet	291	311
Retail expenses	829	729
Chargeoffs and other losses	48	894
Other	3,341	3,301
Total non-interest expense	$7,660	$8,985

NOTE 19.QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2018 and 2017. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

$ in thousands, except per share data	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Fiscal 2017
Interest income	$6,171	$6,339	$6,053	$5,796
Interest expense	1,218	1,252	1,364	1,446
Net interest income	4,953	5,087	4,689	4,350
Provision for loan losses	120	4	6	5
Non-interest income	1,209	1,139	1,346	10,665
Non-interest expense	6,653	6,786	6,942	7,601
Income tax expense	30	30	31	(124)
Net income (loss)	$(641)	$(594)	$(944)	$7,533
Earnings (loss) per common share
Basic	$(0.17)	$(0.16)	$(0.26)	$0.82
Diluted	$(0.17)	$(0.16)	$(0.26)	$0.82

$ in thousands, except per share data	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Fiscal 2016
Interest income	$6,920	$6,326	$6,147	$6,733
Interest expense	1,262	1,223	1,282	1,151
Net interest income	5,658	5,103	4,865	5,582
(Recovery of) provision for loan losses	(204)	(160)	(128)	521
Non-interest income	1,140	1,257	1,071	1,150
Non-interest expense	6,640	6,771	6,957	8,163
Income tax expense	37	—	—	82
Net income (loss)	$325	$(251)	$(893)	$(2,034)
Earnings (loss) per common share
Basic	$0.04	$(0.07)	$(0.24)	$(0.55)
Diluted	$0.04	$(0.07)	$(0.24)	$(0.55)

NOTE 20.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2018	2017
Assets
Cash on deposit with subsidiaries	$494	$492
Investment in subsidiaries	66,235	60,921
Other assets	66	15
Total assets	$66,795	$61,428

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	393	228
Other liabilities	1,028	399
Total liabilities	$14,824	$14,030

Stockholders’ equity	$51,971	$47,398
Total liabilities and stockholders’ equity	$66,795	$61,428

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2018	2017
Income
Equity in net income (loss) from subsidiaries	$6,097	$(2,048)
Other income	20	26
Total income	6,117	(2,022)
Expenses
Interest expense on borrowings	624	568
Shareholder expense	49	82
Other	90	181
Total expense	763	831
Net income (loss)	$5,354	$(2,853)
Comprehensive income (loss)	$4,568	$(4,486)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$5,354	$(2,853)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net (income) loss of subsidiaries	(6,097)	2,048
(Increase) decrease in other assets	(51)	54
Increase in accounts payable to subsidiaries	166	176
Increase (decrease) in other liabilities	630	(1,928)
Net cash provided by (used in) operating activities	2	(2,503)

Net increase (decrease) in cash	2	(2,503)
Cash and cash equivalents – beginning	492	2,995
Cash and cash equivalents – ending	$494	$492

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2018, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2018. As of the prior fiscal year ended March 31, 2017, management had identified material weaknesses in internal controls relating to the lack of timely identification and accounting for loan maintenance changes and payment application and the failure of controls over general ledger account reconciliations to timely identify and account for stale-dated and other uncollectible reconciling items. These material weaknesses had a material effect on our reported financial condition or results of operations as of and for the period ended March 31, 2017 and resulted in the restatement of prior period financial statements. The remediation of our internal controls over financial reporting was completed in fiscal year 2018, per the Remediation Plan disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017. All changes disclosed in the Remediation Plan were successfully implemented during the fiscal year 2018, and the material weaknesses cited as of March 31, 2017 have been remediated.

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

(c) Changes in Internal Control Over Financial Reporting

Other than the remediations noted in paragraph (b) above, there have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers and Key Managers of Carver and Carver Federal" in the Company's definitive proxy statement to be filed in connection with the 2018 Annual Meeting of Stockholders (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading "Corporate Governance" in the Company's Proxy Statement and is incorporated herein by reference. Information regarding the process for shareholder nomination of directors is incorporated by reference from the Proxy Statement and presented under the heading "Corporate Governance."

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statements of Financial Condition as of March 31, 2018 and 2017

3.	Consolidated Statements of Operations for the years ended March 31, 2018 and 2017

4.	Consolidated Statements of Comprehensive Loss for the years ended March 31, 2018 and 2017

5.	Consolidated Statements of Changes in Equity for the years ended March 31, 2018 and 2017

6.	Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017

7.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

ITEM 16.	FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (2)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (3)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (3)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (3)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (4)
10.5	Performance Compensation Plan of Carver Bancorp, Inc. effective as of December 14, 2006 (5)
10.6	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (6)
10.7	Amendment to the Carver Bancorp, Inc. Performance Compensation Plan (6)
10.8	Employment Agreement Entered into as of January 1, 2015 Between Carver Federal Savings Bank and Michael T. Pugh (7) (*)
10.9	Carver Bancorp, Inc. 2014 Equity Incentive Plan (8)
10.10	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (9)
14	Code of Ethics (10)
21.1	Subsidiaries of the Registrant
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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

(1)	Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(2)	Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

(3)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

(4)	Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.

(5)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

(6)
Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the Securities and Exchange Commission on February 17, 2009.

(7)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2015.

(8)
Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.

(9)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.

(10)	Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 29, 2018	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 29, 2018 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael T. Pugh	President and Chief Executive Officer
Michael T. Pugh	(Principal Executive Officer)

/s/ Christina L. Maier	First Senior Vice President and Chief Financial Officer
Christina L. Maier	(Principal Accounting Officer and Principal Financial Officer)

/s/ Robert R. Tarter	Chairman
Robert R. Tarter

/s/ Ingrid LaMae deJongh	Director
Ingrid LaMae deJongh

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Lewis P. Jones III	Director
Lewis P. Jones III

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Craig C. MacKay	Director
Craig C. MacKay

/s/ Robert W. Mooney	Director
Robert W. Mooney

/s/ Michael T. Pugh	Director
Michael T. Pugh

/s/ Janet L. Rollé	Director
Janet L. Rollé

/s/ Susan M. Tohbe	Director
Susan M. Tohbe