Form 10-Q
period 2018-06-30
CARVER BANCORP INC
filed 2018-08-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Common Stock, par value $0.01	3,698,664

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2018	March 31, 2018
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$91,575	$134,299
Money market investments	509	259
Total cash and cash equivalents	92,084	134,558
Investment securities:
Available-for-sale, at fair value	65,828	60,709
Held-to-maturity, at amortized cost (fair value of $11,603 and $11,909 at June 30, 2018 and March 31, 2018, respectively)	11,844	12,075
Equity securities	9,710	—
Total investment securities	87,382	72,784

Loans receivable:
Real estate mortgage loans	346,960	370,261
Commercial business loans	99,974	102,203
Consumer loans	4,962	5,289
Loans, gross	451,896	477,753
Allowance for loan losses	(5,187)	(5,126)
Total loans receivable, net	446,709	472,627
Premises and equipment, net	3,532	2,970
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	566	1,768
Accrued interest receivable	1,912	2,023
Other assets	5,813	7,180
Total assets	$637,998	$693,910

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$59,116	$62,905
Interest-bearing deposits:
Interest-bearing checking	25,337	23,570
Savings	102,784	102,550
Money market	100,408	101,990
Certificates of deposit	267,817	293,513
Escrow	1,521	2,355
Total interest-bearing deposits	497,867	523,978
Total deposits	556,983	586,883
Advances from the FHLB-NY and other borrowed money	13,403	38,403
Other liabilities	17,008	16,653
Total liabilities	587,394	641,939

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,700,608 and 3,698,031 shares issued; 3,698,664 and 3,697,914 shares outstanding at June 30, 2018 and March 31, 2018, respectively)	61	61
Additional paid-in capital	55,480	55,479
Accumulated deficit	(47,295)	(45,544)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(2,343)	(2,726)
Total equity	50,604	51,971
Total liabilities and equity	$637,998	$693,910
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2018	2017
Interest income:
Loans	$5,186	$5,652
Mortgage-backed securities	230	250
Investment securities	264	158
Money market investments	443	111
Total interest income	6,123	6,171

Interest expense:
Deposits	1,348	932
Advances and other borrowed money	277	286
Total interest expense	1,625	1,218

Net interest income	4,498	4,953
Provision for loan losses	5	120
Net interest income after provision for loan losses	4,493	4,833

Non-interest income:
Depository fees and charges	833	895
Loan fees and service charges	72	98
Gain on sale of building, net	154	17
Other	245	199
Total non-interest income	1,304	1,209

Non-interest expense:
Employee compensation and benefits	3,170	3,059
Net occupancy expense	932	827
Equipment, net	250	193
Data processing	424	393
Consulting fees	40	240
Federal deposit insurance premiums	250	147
Other	1,761	1,794
Total non-interest expense	6,827	6,653

Loss before income taxes	(1,030)	(611)
Income tax expense	—	30
Net loss	$(1,030)	$(641)

Net loss per common share:
Basic	$(0.28)	$(0.17)
Diluted	(0.28)	(0.17)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2018	2017
Net loss	$(1,030)	$(641)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale, net of income tax expense of $0	(338)	376
Total comprehensive loss, net of tax	$(1,368)	$(265)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2018	$45,118	$61	$55,479	$(45,544)	$(417)	$(2,726)	$51,971
Net loss	—	—	—	(1,030)	—	—	(1,030)
Other comprehensive income, net of taxes	—	—	—	—	—	(338)	(338)
AOCI reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	1	—	—	—	1
Balance — June 30, 2018	$45,118	$61	$55,480	$(47,295)	$(417)	$(2,343)	$50,604

Balance — March 31, 2017	$45,118	$61	$55,474	$(50,898)	$(417)	$(1,940)	$47,398
Net loss	—	—	—	(641)	—	—	(641)
Other comprehensive income, net of taxes	—	—	—	—	—	376	376
Stock based compensation expense	—	—	1	2	—	—	3
Balance — June 30, 2017	$45,118	$61	$55,475	$(51,537)	$(417)	$(1,564)	$47,136

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,030)	(641)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	5	120
Stock based compensation expense	1	3
Depreciation and amortization expense	146	203
Gain on sale of real estate owned, net of market value adjustment	(70)	(67)
Gain on sale of building	(154)	(17)
Amortization and accretion of loan premiums and discounts and deferred charges	126	94
Amortization and accretion of premiums and discounts — securities	72	85
Decrease (increase) in accrued interest receivable	111	(195)
Decrease in other assets	841	165
Increase (decrease) in other liabilities	509	(1,016)
Net cash provided by (used in) operating activities	557	(1,266)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(16,292)	—
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	1,061	1,210
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	221	326
Originations of loans held-for-investment, net of repayments	25,325	11,731
Proceeds on sale of loans	255	—
Decrease in restricted cash	—	283
Redemption of FHLB-NY stock, net	1,202	49
Purchase of premises and equipment	(708)	(321)
Proceeds from sales of real estate owned	805	270
Net cash provided by investing activities	11,869	13,548
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(29,900)	(20,515)
Net decrease in FHLB-NY advances and other borrowings	(25,000)	(5,000)
Net cash used in financing activities	(54,900)	(25,515)
Net decrease in cash and cash equivalents	(42,474)	(13,233)
Cash and cash equivalents at beginning of period	134,558	58,686
Cash and cash equivalents at end of period	$92,084	$45,453

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$142	$—

Cash paid for:
Interest	$1,313	$1,094

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended March 31, 2019. The consolidated balance sheet at June 30, 2018 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2018. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

NOTE 3. LOSS PER COMMON SHARE

The following table reconciles the net loss (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2018	2017
Net loss	$(1,030)	$(641)

Weighted average common shares outstanding - basic	3,697,958	3,696,420
Weighted average common shares outstanding – diluted	3,697,958	3,696,420

Basic loss per common share	$(0.28)	$(0.17)
Diluted loss per common share	$(0.28)	$(0.17)

For the three months ended June 30, 2018 and 2017, all MRP shares and outstanding stock options were anti-dilutive.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three months ended June 30, 2018 and 2017:

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Loss, net of tax	At June 30, 2018
Net unrealized loss on securities available-for-sale	$(2,726)	$721	$(338)	$(2,343)

$ in thousands	At March 31, 2017	Other Comprehensive Income, net of tax	At June 30, 2017
Net unrealized loss on securities available-for-sale	$(1,940)	$376	$(1,564)

There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the three months ended June 30, 2018 and 2017.

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2018, $65.8 million, or 75.3%, of the Bank’s total securities were classified as available-for-sale, $11.8 million, or 13.6%, were classified as held-to-maturity and $9.7 million, or 11.1%, were classified as equity securities. The Bank had no securities classified as trading at June 30, 2018 and March 31, 2018.

Equity securities primarily consist of the Bank's investment in a Community Reinvestment Act ("CRA") mutual fund and other equity investments. As a result of the adoption of ASU 2016-01 in April 2018, the Company determined that these investments fall under the provisions of ASU 2016-01, and accordingly, were transferred from available-for-sale and reclassified into equity securities on the Statement of Financial Condition. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective April 1, 2018, the Company recorded a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all future changes in fair value will be recognized in the Statements of Operations.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2018 and March 31, 2018:

	At June 30, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,107	$—	$113	$1,994
Federal Home Loan Mortgage Corporation	6,335	—	291	6,044
Federal National Mortgage Association	23,921	—	1,319	22,602
Total mortgage-backed securities	32,363	—	1,723	30,640
U.S. Government Agency Securities	14,418	—	351	14,067
U.S. Treasury Securities	16,318	—	46	16,272
Corporate Bonds	5,072	—	223	4,849
Total available-for-sale	$68,171	$—	$2,343	$65,828
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,359	$52	$—	$1,411
Federal National Mortgage Association and Other	9,485	—	314	9,171
Total held-to-maturity mortgage-backed securities	10,844	52	314	10,582
Corporate Bonds	1,000	21	—	1,021
Total held-to maturity	$11,844	$73	$314	$11,603

	At March 31, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,163	$—	$97	$2,066
Federal Home Loan Mortgage Corporation	6,633	—	283	6,350
Federal National Mortgage Association	24,638	—	1,227	23,411
Total mortgage-backed securities	33,434	—	1,607	31,827
U.S. Government Agency Securities	14,490	—	258	14,232
Corporate Bonds	5,078	—	212	4,866
Other investments (1)	10,433	—	649	9,784
Total available-for-sale	$63,435	$—	$2,726	$60,709
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,434	$51	$—	$1,485
Federal National Mortgage Association and Other	9,641	—	247	9,394
Total held-to-maturity mortgage-backed securities	11,075	51	247	10,879
Corporate Bonds	1,000	30	—	1,030
Total held-to-maturity	$12,075	$81	$247	$11,909
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

There were no sales of securities for the three months ended June 30, 2018 and 2017.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2018 and March 31, 2018 for less than 12 months and 12 months or longer:

	At June 30, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$138	$3,614	$1,585	$27,026	$1,723	$30,640
U.S. Government Agency securities	134	7,543	217	6,524	351	14,067
U.S. Treasury securities	46	16,272	—	—	46	16,272
Corporate Bonds	—	—	223	4,849	223	4,849
Total available-for-sale securities	$318	$27,429	$2,025	$38,399	$2,343	$65,828
Held-to-Maturity:
Mortgage-backed securities	$252	$7,505	$62	$1,569	$314	$9,074
Total held-to-maturity securities	$252	$7,505	$62	$1,569	$314	$9,074

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$101	$3,702	$1,506	$28,124	$1,607	$31,826
U.S. Government Agency securities	80	7,666	178	6,566	258	14,232
Corporate bonds	—	—	212	4,866	212	4,866
Other investments (1)	—	—	649	9,351	649	9,351
Total available-for-sale securities	$181	$11,368	$2,545	$48,907	$2,726	$60,275
Held-to-Maturity:
Mortgage-backed securities	$188	$7,681	$59	$1,612	$247	$9,293
Total held-to-maturity securities	$188	$7,681	$59	$1,612	$247	$9,293
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

A total of 36 securities had an unrealized loss at June 30, 2018 compared to 35 at March 31, 2018. Mortgage-backed securities represented 46.5% of total available-for-sale securities in an unrealized loss position at June 30, 2018. There were 17 mortgage-backed securities, three U.S. government agency securities, and five corporate bonds that had an unrealized loss position for more than 12 months at June 30, 2018. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or until the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank did not have any other securities that were classified as having other-than-temporary impairment in its investment portfolio at June 30, 2018.

The following is a summary of the amortized cost and fair value of debt     securities at June 30, 2018, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$7,471	$7,457	2.11%
One through five years	19,145	18,742	2.01%
Five through ten years	10,254	9,707	2.08%
After ten years	31,301	29,922	2.14%
Total	$68,171	$65,828	2.09%

Held-to-maturity:
One through five years	$4,640	$4,498	2.41%
Five through ten years	$4,162	$4,102	3.39%
After ten years	3,042	3,003	2.74%
Total	$11,844	$11,603	2.84%

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

The following is a summary of loans receivable at June 30, 2018 and March 31, 2018:

	June 30, 2018		March 31, 2018
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$117,061	26.1%	$121,233	25.6%
Multifamily	98,424	22.0%	103,887	21.9%
Commercial real estate	128,316	28.6%	141,835	29.9%
Business (1)	99,751	22.2%	102,004	21.5%
Consumer (2)	4,914	1.1%	5,238	1.1%
Total loans receivable	$448,466	100.0%	$474,197	100.0%

Unamortized premiums, deferred costs and fees, net	3,430		3,556

Allowance for loan losses	(5,187)		(5,126)
Total loans receivable, net	$446,709		$472,627
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2018 and 2017, and the fiscal year ended March 31, 2018.

Three months ended June 30, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$—	$1,003	$18	$24	$5,126
Charge-offs	(96)	—	—	—	(11)	(3)	—	(110)
Recoveries	—	158	—	—	5	3	—	166
Provision for (recovery of) Loan Losses	739	(590)	(512)	—	172	154	42	5
Ending Balance	$1,853	$1,387	$540	$—	$1,169	$172	$66	$5,187

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,618	$1,387	$540	$—	$643	$172	$66	$4,426
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	235	—	—	—	526	—	—	761

Loan Receivables Ending Balance:	$118,871	$99,292	$128,797	$—	$99,974	$4,962	$—	$451,896
Ending Balance: collectively evaluated for impairment	113,122	96,856	128,302	—	96,259	4,962	—	439,501
Ending Balance: individually evaluated for impairment	5,749	2,436	495	—	3,715	—	—	12,395

At March 31, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,065	$1,744	$1,052	$—	$908	$18	$24	$4,811
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	145	75	—	—	95	—	—	315

Loan Receivables Ending Balance:	$123,092	$104,865	$142,304	$—	$102,203	$5,289	$—	$477,753
Ending Balance: collectively evaluated for impairment	116,588	103,160	140,765	—	98,914	5,289	—	464,716
Ending Balance: individually evaluated for impairment	6,504	1,705	1,539	—	3,289	—	—	13,037

Three months ended June 30, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,663	$1,213	$1,496	$106	$573	$9	$5,060
Charge-offs	(81)	—	—	—	(20)	(14)	(115)
Recoveries	—	—	5	—	59	4	68
Provision for (recovery of) Loan Losses	(64)	14	146	(106)	112	18	120
Ending Balance	$1,518	$1,227	$1,647	$—	$724	$17	$5,133

The following is a summary of nonaccrual loans at June 30, 2018 and March 31, 2018.

$ in thousands	June 30, 2018	March 31, 2018
Gross loans receivable:
One-to-four family	$4,809	$4,561
Multifamily	2,436	964
Commercial real estate	495	502
Business	2,132	635
Consumer	—	—
Total nonaccrual loans	$9,872	$6,662

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at June 30, 2018 were $5.6 million, $2.6 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2018, total TDR loans were $5.7 million, of which $1.9 million were non-performing.

At June 30, 2018, other non-performing assets totaled $552 thousand which consisted of other real estate owned. At June 30, 2018, other real estate owned valued at $552 thousand comprised of six foreclosed properties which included $262 thousand of residential properties, compared to $1.1 million comprised of eight properties, which included $438 thousand of residential properties at March 31, 2018. At June 30, 2018 and March 31, 2018, the Bank had no non-performing held-for-sale loans.

Although we believe that substantially all risk elements at June 30, 2018 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of June 30, 2018, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$98,339	$128,302	$—	$91,519
Special Mention	—	—	—	4,054
Substandard	953	495	—	4,401
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$99,292	$128,797	$—	$99,974

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$114,252	$4,962
Non-Performing			4,619	—
Total			$118,871	$4,962

As of March 31, 2018, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$103,160	$140,765	$—	$93,886
Special Mention	—	—	—	5,028
Substandard	1,705	1,539	—	3,289
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$104,865	$142,304	$—	$102,203

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$116,588	$5,289
Non-Performing			6,504	—
Total			$123,092	$5,289

The following table presents an aging analysis of the recorded investment of past due financing receivable as of June 30, 2018 and March 31, 2018.

June 30, 2018
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$—	$352	$4,619	$4,971	$113,900	$118,871
Multifamily	—	391	1,702	2,093	97,199	99,292
Commercial real estate	—	—	—	—	128,797	128,797
Business	38	112	1,502	1,652	98,322	99,974
Consumer	5	4	—	9	4,953	4,962
Total	$43	$859	$7,823	$8,725	$443,171	$451,896

March 31, 2018
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,819	$—	$4,056	$5,875	$117,217	$123,092
Multifamily	—	—	219	219	104,646	104,865
Commercial real estate	1,395	—	—	1,395	140,909	142,304
Business	973	312	322	1,607	100,596	102,203
Consumer	7	5	—	12	5,277	5,289
Total	$4,194	$317	$4,597	$9,108	$468,645	$477,753

The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2018 and March 31, 2018.

	At June 30, 2018			At March 31, 2018
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,916	$6,844	$—	$5,439	$6,862	$—
Multifamily	2,436	2,495	—	964	1,122	—
Commercial real estate	495	495	—	1,539	1,539	—
Business	670	670	—	611	611	—
With an allowance recorded:
One-to-four family	833	828	235	1,065	1,065	145
Multifamily	—	—	—	741	741	75
Business	3,045	3,045	526	2,678	2,681	95
Total	$12,395	$14,377	$761	$13,037	$14,621	$315

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three month periods ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
	2018		2017
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$5,178	$29	$4,723	$6
Multifamily	1,700	9	1,592	9
Commercial real estate	1,017	8	1,391	19
Business	641	6	1,387	—
With an allowance recorded:
One-to-four family	949		1,563	—
Commercial real estate	—		1,624	—
Business	2,862	4	3,709	—
Total	$12,718	$56	$15,989	$34

In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no TDR modifications made during the three month periods ended June 30, 2018 and 2017.

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended June 30, 2018 and 2017, there were no modified loans that defaulted within the last 12 months of modification.

At June 30, 2018, there were 7 loans in the TDR portfolio totaling $3.0 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2018, there were 11 loans in the performing TDR portfolio totaling $3.9 million.

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

There were no loans outstanding to related parties at June 30, 2018 and March 31, 2018. Loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$174	$174
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,994	—	1,994
Federal Home Loan Mortgage Corporation	—	6,044	—	6,044
Federal National Mortgage Association	—	22,602	—	22,602
U.S. Government Agency Securities	—	14,067	—	14,067
U.S. Treasury Securities	16,272	—	—	16,272
Corporate bonds	—	4,849	—	4,849
Total available-for-sale securities	16,272	49,556	—	65,828
Equity securities	—	9,279	431	9,710
Total	$16,272	$58,835	$605	$75,712

	Fair Value Measurements at March 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$181	$181
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,066	—	2,066
Federal Home Loan Mortgage Corporation	—	6,350	—	6,350
Federal National Mortgage Association	—	23,411	—	23,411
U.S. Government Agency securities	—	14,232	—	14,232
Corporate bonds	—	4,866	—	4,866
Other investments	—	9,351	433	9,784
Total available-for-sale securities	—	60,276	433	60,709
Total	$—	$60,276	$614	$60,890

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other equity securities. Level 3 assets accounted for 0.1% of the Company’s total assets measured at fair value at June 30, 2018 and March 31, 2018.

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

In the three month period ended June 30, 2018, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2018 and 2017:

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2018	Change in Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2018
Equity securities	$433	$(2)	$—	$—	$431	$—

Mortgage servicing rights	181	(7)	—	—	174	(7)

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2017	Change in Unrealized Gains and (Losses) Related to Instruments Held at June 30, 2017
Available-for-Sale: Other investments	$403	$—	$—	$—	$403	$—

Mortgage servicing rights	192	(10)	—	—	182	(10)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Equity securities	$431	Cost	n/a

Mortgage Servicing Rights	174	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	18.84%
			Discount Rate	12.00%

$ in thousands	Fair Value March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other investments	$433	Cost	n/a

Mortgage Servicing Rights	181	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	20.03%
			Discount Rate	12.00%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2018 and March 31, 2018, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2018, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$2,358	$2,358
Other real estate owned	—	—	552	$552

	Fair Value Measurements at March 31, 2018, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$4,476	$4,476
Other real estate owned	—	—	1,145	$1,145

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2018 and March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$2,358	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	552	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$4,476	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	1,145	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2018 and March 31, 2018 are as follows:

	June 30, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$92,084	$92,084	$92,084	$—	$—
Securities available-for-sale	65,828	65,828	16,272	49,556	—
Equity securities	9,710	9,710	—	9,279	431
FHLB Stock	566	566	—	566	—
Securities held-to-maturity	11,844	11,603	—	11,603	—
Loans receivable	446,709	434,784	—	—	434,784
Accrued interest receivable	1,912	1,912	—	1,912	—
Mortgage servicing rights	174	174	—	—	174
Other assets - Interest-bearing deposits	972	972	—	972	—
Financial Liabilities:
Deposits	$556,983	$554,452	$289,152	$265,300	$—
Other borrowed money	13,403	13,403	—	13,403	—
Accrued interest payable	1,398	1,398	—	1,398	—

	March 31, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$134,558	$134,558	$134,558	$—	$—
Securities available-for-sale	60,709	60,709	—	60,276	433
FHLB Stock	1,768	1,768	—	1,768	—
Securities held-to-maturity	12,075	11,909	—	11,909	—
Loans receivable	472,627	469,382	—	—	469,382
Accrued interest receivable	2,023	2,023	—	2,023	—
Mortgage servicing rights	181	181	—	—	181
Other assets - Interest-bearing deposits	971	971	—	971	—
Financial Liabilities:
Deposits	$586,883	$535,808	$245,634	$290,174	$—
Advances from FHLB of New York	25,000	24,970	—	24,970	—
Other borrowed money	13,403	14,565	—	14,565	—
Accrued interest payable	1,086	1,086	—	1,086	—

Securities

The fair values for securities available-for-sale, securities held-to-maturity and equity securities are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities. Available-for-sale securities and equity securities are classified across Levels 1, 2 and 3. Held-to-maturity securities are classified as Level 2.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is determined by discounting the present value of estimated future servicing cash flows using current market assumptions for prepayments, servicing costs and other factors and are classified as Level 3.

NOTE 10. NON-INTEREST REVENUE

On April 1, 2018, the Company adopted ASU No, 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all subsequent ASUs that modified Topic 606. As stated in Note 11. Impact of Recent Accounting Standards, the implementation of the new standard did not have a material impact to the Company's consolidated financial statements and as such, management determined that a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gains on sales of residential mortgage and SBA loans, income associated with servicing assets, and loan fees, including residential mortgage originations to be sold and prepayment and late fees charged across all loan categories are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams, such as depository fees, service charges and commission revenues. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Non-interest revenue streams in-scope of Topic 606 are discussed below.

Depository fees and charges

Depository fees and charges primarily relate to service fees on deposit accounts and fees earned from debit cards and check cashing transactions. Service fees on deposit accounts consist of ATM fees, NSF fees, account maintenance charges and other deposit related fees. The revenue is recognized monthly when the Bank's performance obligations are complete, or as incurred for transaction-based fees in accordance with the fee schedules for the Bank's deposit products and services.

Loan fees and service charges

Loan fees and service charges primarily relate to program management fees and fees earned in accordance with the Bank's mortgage servicing and sub-servicing contracts. The revenue earned from serviced mortgage loans is recognized on a monthly basis upon receipt from the contractual remittance summary.

Other non-interest income

Other non-interest income primarily relates to an advertising services agreement, covering marketing and use of the Bank's office space with a third party. The revenue is recognized on a monthly basis.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
$ in thousands	2018	2017
Non-interest income
In-scope of Topic 606
Depository fees and charges	$833	$895
Loan fees and service charges	55	98
Other non-interest income	17	10
Non-interest income (in-scope of Topic 606)	905	1,003
Non-interest income (out-of-scope of Topic 606)	399	206
Total non-interest income	$1,304	$1,209

NOTE 11. IMPACT OF RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements (ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, 2017-13 and 2017-14) is effective for annual periods beginning after December 15, 2017 (April 1, 2018 for the Company), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company has completed its review of the impact of this guidance and concluded that (1) a substantial majority of the Company's revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09 and (2) based on our understanding of the standard and subsequent modification and the nature of our non-interest revenue, many elements of non-interest income will be unaffected. The Company identified the non-interest income streams that are contractually based and has adopted this ASU on a modified retrospective approach. Since the new guidance does not have a material impact to the Company's consolidated financial statements, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ended March 31, 2019), including interim periods within those fiscal years. The adoption of this standard by public entities is permitted as of the beginning of the year of adoption for selected amendments, including the amendment related to unrealized gains and losses on equity securities, by a cumulative effect adjustment to the statement of financial condition. In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)" to clarify certain aspects of the guidance issued in ASU 2016-01. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company completed its evaluation of the provisions of ASU 2016-01 and identified the equity investments that falls under ASU 2016-01. The Company adopted this ASU during the first quarter of fiscal year 2019 and the impact amounted to a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to accumulated deficit. Additionally, all future unrealized gains and losses will be recognized in the Statements of Operations. See Note 6 "Investment Securities" for further information.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02, as augmented by ASU No. 2018-01, is effective for fiscal years beginning after December 15, 2018 (for the Company, he fiscal year ended March 31, 2020), including interim periods within those fiscal years. The Company currently expects that upon adoption of ASU 2016-02, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," to require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. The update provides guidance that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ending March 31, 2019), and interim periods within those fiscal years. The Company has completed its assessment of the impact of adopting of ASU 2016-18 and is generally unaffected by the update. The Company does not have restricted cash at this time.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on management's review of the securities in the Company's portfolio at June 30, 2018, the adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting," which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 (for the Company, the fiscal year ending March 31, 2019). The adoption of the standard does not have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

Overview

Carver Bancorp, Inc. is the holding company for Carver Federal Savings Bank, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its eight branches and three stand-alone 24/7 ATM centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $638.0 million in assets and 123 employees as of June 30, 2018.

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

The Bank's primary market area for deposits consists of the areas served by its eight branches in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank's branches are located have historically been low- to moderate-income areas. The Bank's primary lending market includes Kings, New York, Bronx and Queens Counties in New York City, and lower Westchester County, New York. Although the Bank's branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the CRA and more recently due to the decline in demand for loans. Carver Federal's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings institutions and mortgage banking companies. The Bank's most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank's competitors have substantially greater resources and offer a wider array of financial services and products.  This, combined with competitors' larger presence in the New York market, add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2018, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at June 30, 2018, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 16, CDE 17	900	20,500	—	—	—	—	—	7,995	7,995
CDE 18	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,018	11,018	—	1	—	4,191	4,192
CDE 20	625	12,500	11,928	11,928	—	1	—	4,875	4,876
CDE 21	625	12,500	11,980	11,980	—	1	—	4,875	4,876
Total	$3,250	$69,500	$48,326	$48,326	$13,000	$403	$—	$27,105	$40,508

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2018 included in its 2018 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, assessment of the recoverability of the deferred tax asset, and the fair value of financial instruments involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2018 Form 10-K.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank does not have any other securities that are classified as having other-than-temporary impairment in its investment portfolio at June 30, 2018.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance could subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, reducing the corporate income tax rate from a 35% maximum rate to 21% effective January 1, 2018. Given that the Company has fully reserved all but $340 thousand of its deferred tax asset, there is minimal impact to the financial statements.

On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for net deferred tax asset of $22.0 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has remained through March 31, 2017, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to received refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2018, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the three months ended June 30, 2018. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2018.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $25.0 million, or 65.1%, to $13.4 million at June 30, 2018, compared to $38.4 million at March 31, 2018 due to the repayment of a $25.0 million FHLB long-term borrowing that matured during the first quarter. Due to the late filing of Carver's 2016 Form 10-K (as filed with the Securities and Exchange Commission on August 12, 2016), and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At June 30, 2018, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $40.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2018 and March 31, 2018, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $92.1 million and $134.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2018, total cash and cash equivalents decreased $42.5 million to $92.1 million at June 30, 2018, compared to $134.6 million at March 31, 2018, reflecting cash used in financing activities of $54.9 million, offset by cash provided by investing activities of $11.9 million and cash provided by operating activities of $557 thousand. Net cash used in financing activities of $54.9 million resulted from net decreases in deposits of $29.9 million and repayment of a $25.0 million FHLB long-term borrowing that matured on May 30, 2018. Net cash provided by investing activities of $11.9 million was primarily attributable to net loan principal repayments, partially offset by the purchase of investment securities. Net cash provided by operating activities totaled $557 thousand.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ends on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of June 30, 2018, the Bank's capital conservation buffer ("buffer") was 1.875%, making its minimum CET1 plus buffer 6.375%, its minimum Tier 1 capital plus buffer 7.875% and its minimum total capital plus buffer 9.875%. Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at June 30, 2018:

	June 30, 2018
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$67,034	9.97%
Individual minimum capital requirement	60,532	9.00%
Minimum capital requirement	26,903	4.00%
Excess	40,131	5.97%

Common equity Tier 1
Regulatory capital	$67,034	15.63%
Minimum capital requirement	19,305	4.50%
Excess	47,729	11.13%

Tier 1 risk-based capital
Regulatory capital	$67,034	15.63%
Minimum capital requirement	25,740	6.00%
Excess	41,294	9.63%

Total risk-based capital
Regulatory capital	$72,397	16.88%
Individual minimum capital requirement	51,480	12.00%
Minimum capital requirement	34,320	8.00%
Excess	38,077	8.88%

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

At June 30, 2018, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.97%, Common Equity Tier 1 capital ratio of 15.63%, Tier 1 risk-based capital ratio of 15.63%, and a total risk-based capital ratio of 16.88%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At June 30, 2018, the Bank continues to service 116 loans with a principal balance of $20.4 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2018 (1)	$2,013
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(8)
Open claims as of June 30, 2018 (1)	$2,005
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $220 thousand as of June 30, 2018. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2018:

$ in thousands	June 30, 2018
Representation and warranty repurchase reserve, March 31, 2018 (1)	$205
Net provision for repurchase losses (2)	15
Representation and warranty repurchase reserve, June 30, 2018 (1)	$220
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2018 and March 31, 2018

Assets

At June 30, 2018, total assets were $638.0 million, reflecting a decrease of $55.9 million, or 8.1%, from total assets of $693.9 million at March 31, 2018. The reduction is primarily attributable to a decrease in cash and cash equivalents of $42.5 million and a $25.9 million decrease in the loan portfolio, net of the allowance for loan losses. This was partially offset by a $14.6 million increase in the Bank's investment portfolio.

Total cash and cash equivalents decreased $42.5 million, or 31.6%, to $92.1 million at June 30, 2018, compared to $134.6 million at March 31, 2018 as the Bank purchased $16.5 million of US Treasury securities and repaid a $25.0 million FHLB long-term borrowing that matured during the first quarter. The typical quarterly increase in cash from scheduled loan paydowns and payoffs was partially offset by the strategic management of deposit outflows during the period.

Total investment securities increased $14.6 million, or 20.1%, to $87.4 million at June 30, 2018, compared to $72.8 million at March 31, 2018 as investments were made into U.S. Treasury securities in order to improve interest income and to diversify the Bank's available-for-sale investment portfolio.

Gross portfolio loans decreased $25.9 million, or 5.4%, to $451.9 million at June 30, 2018, compared to $477.8 million at March 31, 2018 due primarily to attrition and payoffs of non owner occupied commercial real estate mortgage loans. The Bank has now achieved a sound concentration level of commercial real estate loans from a risk perspective.

Liabilities and Equity

Total liabilities decreased $54.5 million, or 8.5%, to $587.4 million at June 30, 2018, compared to $641.9 million at March 31, 2018, as a result of the managed decline in the Bank's deposits and the repayment of borrowed funds.

Deposits decreased $29.9 million, or 5.1%, to $557.0 million at June 30, 2018, compared to $586.9 million at March 31, 2018, due primarily to declines in brokered certificate of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits. Also, balance sheet management called for a lower level of deposits due to weaker loan demand.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $25.0 million, or 65.1%, to $13.4 million at June 30, 2018, compared to $38.4 million at March 31, 2018 as the Bank repaid a FHLB long-term borrowing that matured on May 30, 2018.

Total equity decreased $1.4 million, or 2.6%, to $50.6 million at June 30, 2018, compared to $52.0 million at March 31, 2018. The decrease was due to a net loss of $1.0 million for the three month period and $338 thousand in unrealized losses on securities available-for-sale.

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
The Bank has contractual obligations related to operating leases as well as a contingent liability related to a standby letter of credit as discussed in our Form 10-K for the year ended March 31, 2018.
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2018:

$ in thousands
Commitments to fund mortgage loans	$450
Commitments to fund commercial and consumer loans	100
Lines of credit	3,750
Letters of credit	69
Commitment to fund private equity investment	640
Total	$5,009

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

Overview

The Company reported a net loss of $1.0 million for the three months ended June 30, 2018, compared to a net loss of $641 thousand for the comparable prior year quarter. The change in our results was primarily driven by lower net interest income and higher non-interest expense in the current period compared to the prior year period. This was partially offset by a decrease in the provision for loan loss compared to the prior year period.

The following table reflects selected operating ratios for the three months ended June 30, 2018 and 2017 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2018		2017
Return on average assets (1)	(0.61)%		(0.38)%
Return on average stockholders' equity (2) (8)	(8.14)%		(5.43)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(7.68)%		(5.26)%
Net interest margin (3)	2.72%		3.02%
Interest rate spread (4)	2.50%		2.88%
Efficiency ratio (5)	117.67%		107.97%
Operating expenses to average assets (6)	4.07%		3.96%
Average stockholders' equity to average assets (7) (8)	7.54%		7.03%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.00%		7.24%
Average interest-earning assets to average interest-bearing liabilities	1.22	x	1.18	x

(1)Net income (loss), annualized, divided by average total assets.
(2)Net income (loss), annualized, divided by average total stockholders' equity.
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

	Three Months Ended June 30,
$ in thousands	2018	2017
Average Stockholders' Equity
Average Stockholders' Equity	$50,633	$47,241
Average AOCI	(3,034)	(1,458)
Average Stockholders' Equity, excluding AOCI	$53,667	$48,699

Return on Average Stockholders' Equity	(8.14)%	(5.43)%
Return on Average Stockholders' Equity, excluding AOCI	(7.68)%	(5.26)%

Average Stockholders' Equity to Average Assets	7.54%	7.03%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.00%	7.24%

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $455 thousand, or 9.2%, to $4.5 million for the three months ended June 30, 2018, compared to $5.0 million for the same quarter last year.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2018 and 2017. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended June 30,
	2018			2017
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$468,071	$5,186	4.43%	$534,440	$5,652	4.23%
Mortgage-backed securities	42,269	230	2.18%	48,833	250	2.05%
Investment securities	34,664	205	2.37%	13,494	80	2.37%
Restricted cash deposit	—	—	—%	280	—	0.03%
Equity securities (2)	1,793	1	0.22%	2,293	23	4.02%
Other investments and federal funds sold	115,631	501	1.74%	56,960	166	1.17%
Total interest-earning assets	662,428	6,123	3.70%	656,300	6,171	3.76%
Non-interest-earning assets	8,711			16,070
Total assets	$671,139			$672,370

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$24,129	$8	0.13%	$30,950	$5	0.06%
Savings and clubs	103,206	67	0.26%	102,384	61	0.24%
Money market	101,817	117	0.46%	128,380	176	0.55%
Certificates of deposit	281,845	1,147	1.63%	249,726	669	1.07%
Mortgagors deposits	2,646	9	1.36%	2,668	21	3.16%
Total deposits	513,643	1,348	1.05%	514,108	932	0.73%
Borrowed money	29,612	277	3.75%	41,546	286	2.76%
Total interest-bearing liabilities	543,255	1,625	1.20%	555,654	1,218	0.88%
Non-interest-bearing liabilities
Demand	60,244			58,282
Other liabilities	17,007			11,193
Total liabilities	620,506			625,129

Stockholders' equity	50,633			47,241
Total liabilities and equity	$671,139			$672,370
Net interest income		$4,498			$4,953

Average interest rate spread			2.50%			2.88%

Net interest margin			2.72%			3.02%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $48 thousand, or 0.8%, to $6.1 million for the three months ended June 30, 2018, compared to $6.2 million for the prior year quarter. Interest income on loans decreased $466 thousand, or 8.2%, for the three months ended June 30, 2018 due to a decrease in average balances in the current period of $66.4 million as a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal year. The loss in loan interest income was partially offset by increases in interest on securities due to new investment purchases, and interest on money market investments attributed to interest earned on the Bank's interest-bearing accounts at the Federal Home Loan Bank and the Federal Reserve Bank.

Interest Expense

Interest expense increased $407 thousand, or 33.4%, to $1.6 million for the three months ended June 30, 2018, compared to $1.2 million for the prior year quarter, as a result of a $416 thousand increase in interest expense on deposits primarily due to higher rates on time deposits. Interest expense on certificates of deposits was $478 thousand higher due to an increase in average rates of 56 basis points compared to the prior year period. Interest expense on borrowings remained relatively unchanged despite an increase in the cost to borrow, due to a decrease in average borrowings during the current year-to-date period.

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

The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2018 and 2017 and the fiscal year ended March 31, 2018:

$ in thousands	Three Months Ended June 30, 2018	Fiscal Year Ended March 31, 2018	Three Months Ended June 30, 2017
Beginning Balance	5,126	$5,060	$5,060
Less: Charge-offs	(110)	(314)	(115)
Add: Recoveries	166	245	68
Provision for Loan Losses	5	135	120
Ending Balance	$5,187	$5,126	$5,133

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	0.05%	(0.01)%	(0.03)%
Allowance to total loans	1.15%	1.07%	0.96%
Allowance to non-performing loans	52.54%	76.94%	58.95%

The Company recorded a $5 thousand provision for loan loss for the three months ended June 30, 2018, compared to a $120 thousand provision for loan loss for the prior year quarter. Net recoveries of $56 thousand were recognized during the first quarter, compared to net chargeoffs of $47 thousand for the prior year quarter.

At June 30, 2018, nonaccrual loans totaled $9.9 million, or 1.55% of total assets, compared to $6.7 million, or 0.96% of total assets at March 31, 2018. The ALLL was $5.2 million at June 30, 2018, which represents a ratio of the ALLL to nonaccrual loans of 52.5% compared to a ratio of 76.9% at March 31, 2018. The ratio of the allowance for loan losses to total loans was 1.15% at June 30, 2018, compared to 1.07% at March 31, 2018.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At June 30, 2018, loans classified as TDR totaled $5.6 million, of which $3.0 million were classified as performing. At March 31, 2018, loans classified as TDR totaled $5.7 million, of which $3.8 million were classified as performing.

At June 30, 2018, non-performing assets totaled $10.4 million, or 1.6% of total assets compared to $7.8 million, or 1.1% of total assets at March 31, 2018. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,809	$4,561	$4,598	$5,583	$4,703
Multifamily	2,436	964	897	1,582	1,589
Commercial real estate	495	502	508	1,382	1,389
Business	2,132	635	302	303	1,026
Consumer	—	—	—	—	—
Total nonaccrual loans	9,872	6,662	6,305	8,850	8,707
Other non-performing assets (2):
Real estate owned	552	1,145	1,200	604	787
Loans held-for-sale	—	—	—	—	1,020
Total other non-performing assets	552	1,145	1,200	604	1,807
Total non-performing assets (3)	$10,424	$7,807	$7,505	$9,454	$10,514

Non-performing loans to total loans	2.18%	1.39%	1.27%	1.71%	1.63%
Non-performing assets to total assets	1.63%	1.13%	1.14%	1.42%	1.59%
Allowance to total loans	1.15%	1.07%	1.02%	0.99%	0.96%
Allowance to non-performing loans	52.54%	76.94%	80.41%	57.92%	58.95%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2018, there were $3.0 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2018, the Bank had $5.5 million in subprime loans, or 1.2% of its total loan portfolio, of which $1.3 million are non-performing loans.

Non-Interest Income

Non-interest income increased $95 thousand, or 7.9%, to $1.3 million for the three months ended June 30, 2018, compared to $1.2 million for the prior year quarter. The increase was due to a higher deferred gain recognized on building sale compared to the prior quarter, primarily due to the sale of the Bank's Harlem headquarters during fiscal year 2018. This was offset by lower depository fees earned in the current period.

Non-Interest Expense

Non-interest expense increased $174 thousand, or 2.6%, to $6.8 million for the three months ended June 30, 2018, compared to $6.7 million for the prior year quarter. The Bank had higher employee compensation and benefits expense related to staffing costs associated with strengthening the Bank's regulatory and compliance infrastructure. In addition, net occupancy expense increased as the Company began making lease payments on its Main Office branch in conjunction with the sale/leaseback of its administrative headquarters in February 2018. These were partially offset decreases in consulting expenses.

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2018. Income tax expense was $30 thousand for the prior year quarter.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2018, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2018, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's first quarter ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2018.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended June 30, 2018.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2018 (unaudited) and March 31, 2018; (ii) Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2018 and 2017 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2018 and 2017 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	August 14, 2018	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2018	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)