Form 10-Q
period 2018-09-30
CARVER BANCORP INC
filed 2018-11-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code: (718) 230-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes   ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller Reporting Company
☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2018
Common Stock, par value $0.01	3,698,664

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2018	March 31, 2018
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$60,020	$134,299
Money market investments	509	259
Total cash and cash equivalents	60,529	134,558
Investment securities:
Available-for-sale, at fair value	92,195	60,709
Held-to-maturity, at amortized cost (fair value of $11,226 and $11,909 at September 30, 2018 and March 31, 2018, respectively)	11,545	12,075
Equity securities	9,642	—
Total investment securities	113,382	72,784

Loans receivable:
Real estate mortgage loans	328,003	370,261
Commercial business loans	98,732	102,203
Consumer loans	4,634	5,289
Loans, gross	431,369	477,753
Allowance for loan losses	(4,792)	(5,126)
Total loans receivable, net	426,577	472,627
Premises and equipment, net	5,063	2,970
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	566	1,768
Accrued interest receivable	1,996	2,023
Other assets	6,934	7,180
Total assets	$615,047	$693,910

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$58,104	$62,905
Interest-bearing deposits:
Interest-bearing checking	24,632	23,570
Savings	100,032	102,550
Money market	98,432	101,990
Certificates of deposit	253,097	293,513
Escrow	2,080	2,355
Total interest-bearing deposits	478,273	523,978
Total deposits	536,377	586,883
Advances from the FHLB-NY and other borrowed money	13,403	38,403
Other liabilities	16,997	16,653
Total liabilities	566,777	641,939

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,700,608 and 3,698,031 shares issued; 3,698,664 and 3,697,914 shares outstanding at September 30, 2018 and March 31, 2018, respectively)	61	61
Additional paid-in capital	55,511	55,479
Accumulated deficit	(49,312)	(45,544)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(2,691)	(2,726)
Total equity	48,270	51,971
Total liabilities and equity	$615,047	$693,910
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2018	2017	2018	2017
Interest income:
Loans	$4,931	$5,797	$10,117	$11,449
Mortgage-backed securities	281	245	511	495
Investment securities	325	156	589	314
Money market investments	380	141	823	252
Total interest income	5,917	6,339	12,040	12,510

Interest expense:
Deposits	1,402	956	2,750	1,888
Advances and other borrowed money	199	296	476	582
Total interest expense	1,601	1,252	3,226	2,470

Net interest income	4,316	5,087	8,814	10,040
Provision for loan losses	49	4	54	124
Net interest income after provision for loan losses	4,267	5,083	8,760	9,916

Non-interest income:
Depository fees and charges	854	851	1,687	1,746
Loan fees and service charges	70	144	142	242
Gain (loss) on sale of loans, net	(23)	—	(23)	—
Gain on sale of building, net	154	17	308	34
Other	24	127	269	326
Total non-interest income	1,079	1,139	2,383	2,348

Non-interest expense:
Employee compensation and benefits	3,110	3,072	6,280	6,131
Net occupancy expense	1,354	872	2,286	1,699
Equipment, net	309	191	559	384
Data processing	413	425	837	818
Consulting fees	69	194	109	434
Federal deposit insurance premiums	246	150	496	297
Other	1,796	1,882	3,557	3,676
Total non-interest expense	7,297	6,786	14,124	13,439

Loss before income taxes	(1,951)	(564)	(2,981)	(1,175)
Income tax expense	66	30	66	60
Net loss	$(2,017)	$(594)	$(3,047)	$(1,235)

Net loss per common share:
Basic	$(0.55)	$(0.16)	$(0.82)	$(0.33)
Diluted	(0.55)	(0.16)	(0.82)	(0.33)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Net loss	$(2,017)	$(594)	$(3,047)	$(1,235)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale, net of income tax expense of $0	(348)	132	(686)	508
Total comprehensive loss, net of tax	$(2,365)	$(462)	$(3,733)	$(727)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended September 30, 2018 and 2017
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2018	$45,118	$61	$55,479	$(45,544)	$(417)	$(2,726)	$51,971
Net loss	—	—	—	(3,047)	—	—	(3,047)
Other comprehensive loss, net of taxes	—	—	—	—	—	(686)	(686)
AOCI reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	32	—	—	—	32
Balance — September 30, 2018	$45,118	$61	$55,511	$(49,312)	$(417)	$(2,691)	$48,270

Balance — March 31, 2017	$45,118	$61	$55,474	$(50,898)	$(417)	$(1,940)	$47,398
Net loss	—	—	—	(1,235)	—	—	(1,235)
Other comprehensive income, net of taxes	—	—	—	—	—	508	508
Stock based compensation expense	—	—	2	1	—	—	3
Balance — September 30, 2017	$45,118	$61	$55,476	$(52,132)	$(417)	$(1,432)	$46,674

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(3,047)	(1,235)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	54	124
Stock based compensation expense	32	3
Depreciation and amortization expense	367	398
Gain on sale of real estate owned, net of market value adjustment	(93)	(66)
Gain on sale of loans, net	23	—
Gain on sale of building	(308)	(34)
Amortization and accretion of loan premiums and discounts and deferred charges	163	199
Amortization and accretion of premiums and discounts — securities	229	175
Decrease (increase) in accrued interest receivable	27	(607)
Decrease in other assets	(408)	(991)
Increase (decrease) in other liabilities	346	(1,051)
Net cash used in operating activities	(2,615)	(3,085)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(47,629)	—
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	5,328	2,888
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	508	653
Originations of loans held-for-investment, net of repayments	45,806	27,696
Proceeds on sale of loans	232	—
Decrease in restricted cash	—	283
Redemption of FHLB-NY stock, net	1,202	403
Purchase of premises and equipment	(2,460)	(636)
Proceeds from sales of real estate owned	1,105	452
Net cash provided by investing activities	4,092	31,739
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(50,506)	(9,690)
Repayment of FHLB-NY advances and other borrowings	(25,000)	(10,000)
Net cash used in financing activities	(75,506)	(19,690)
Net (decrease) increase in cash and cash equivalents	(74,029)	8,964
Cash and cash equivalents at beginning of period	134,558	58,686
Cash and cash equivalents at end of period	$60,529	$67,650

Supplemental cash flow information:
Noncash financing and investing activities
Transfers (from) to held-for-sale loans (to) from portfolio loans	$—	$(944)
Transfers to real estate owned	$142	$—

Cash paid for:
Interest	$2,500	$2,139
Income taxes	$31	$175

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 5.38% and the total amount of deferred interest was $1.3 million at September 30, 2018.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended March 31, 2019. The consolidated balance sheet at September 30, 2018 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2018. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. LOSS PER COMMON SHARE

The following table reconciles the net loss (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2018	2017	2018	2017
Net loss	$(2,017)	$(594)	(3,047)	(1,235)

Weighted average common shares outstanding - basic	3,698,664	3,696,420	3,698,286	3,696,420
Weighted average common shares outstanding – diluted	3,698,664	3,696,420	3,698,286	3,696,420

Basic loss per common share	$(0.55)	$(0.16)	$(0.82)	$(0.33)
Diluted loss per common share	$(0.55)	$(0.16)	$(0.82)	$(0.33)

For the three and six months ended September 30, 2018 and 2017, all MRP shares and outstanding stock options were anti-dilutive.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the six months ended September 30, 2018 and 2017:

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Loss, net of tax	At September 30, 2018
Net unrealized loss on securities available-for-sale	$(2,726)	$721	$(686)	$(2,691)

$ in thousands	At March 31, 2017	Other Comprehensive Income, net of tax	At September 30, 2017
Net unrealized loss on securities available-for-sale	$(1,940)	$508	$(1,432)

There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2018 and 2017.

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2018, $92.2 million, or 81.3%, of the Bank’s total securities were classified as available-for-sale, $11.5 million, or 10.2%, were classified as held-to-maturity and $9.6 million, or 8.5%, were classified as equity securities. The Bank had no securities classified as trading at September 30, 2018 and March 31, 2018.

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

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2018 and March 31, 2018:

	At September 30, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair-Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,791	$—	$190	$4,601
Federal Home Loan Mortgage Corporation	15,830	—	397	15,433
Federal National Mortgage Association	28,355	—	1,408	26,947
Total mortgage-backed securities	48,976	—	1,995	46,981
U.S. Government Agency Securities	24,497	—	413	24,084
U.S. Treasury Securities	16,347	—	78	16,269
Corporate Bonds	5,066	—	205	4,861
Total available-for-sale	$94,886	$—	$2,691	$92,195
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,288	$30	$—	$1,318
Federal National Mortgage Association and Other	9,257	—	361	8,896
Total held-to-maturity mortgage-backed securities	10,545	30	361	10,214
Corporate Bonds	1,000	12	—	1,012
Total held-to maturity	$11,545	$42	$361	$11,226

	At March 31, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,163	$—	$97	$2,066
Federal Home Loan Mortgage Corporation	6,633	—	283	6,350
Federal National Mortgage Association	24,638	—	1,227	23,411
Total mortgage-backed securities	33,434	—	1,607	31,827
U.S. Government Agency Securities	14,490	—	258	14,232
Corporate Bonds	5,078	—	212	4,866
Other investments (1)	10,433	—	649	9,784
Total available-for-sale	$63,435	$—	$2,726	$60,709
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,434	$51	$—	$1,485
Federal National Mortgage Association and Other	9,641	—	247	9,394
Total held-to-maturity mortgage-backed securities	11,075	51	247	10,879
Corporate Bonds	1,000	30	—	1,030
Total held-to-maturity	$12,075	$81	$247	$11,909
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

There were no sales of securities for the three and six months ended September 30, 2018 and 2017.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2018 and March 31, 2018 for less than 12 months and 12 months or longer:

	At September 30, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$166	$19,708	$1,829	$27,273	$1,995	$46,981
U.S. Government Agency securities	176	18,046	237	6,038	413	24,084
U.S. Treasury securities	78	16,269	—	—	78	16,269
Corporate Bonds	—	—	205	4,861	205	4,861
Total available-for-sale securities	$420	$54,023	$2,271	$38,172	$2,691	$92,195
Held-to-Maturity:
Mortgage-backed securities	$229	$5,486	$132	$3,315	$361	$8,801
Total held-to-maturity securities	$229	$5,486	$132	$3,315	$361	$8,801

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$101	$3,702	$1,506	$28,124	$1,607	$31,826
U.S. Government Agency securities	80	7,666	178	6,566	258	14,232
Corporate bonds	—	—	212	4,866	212	4,866
Other investments (1)	—	—	649	9,351	649	9,351
Total available-for-sale securities	$181	$11,368	$2,545	$48,907	$2,726	$60,275
Held-to-Maturity:
Mortgage-backed securities	$188	$7,681	$59	$1,612	$247	$9,293
Total held-to-maturity securities	$188	$7,681	$59	$1,612	$247	$9,293
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

A total of 40 securities had an unrealized loss at September 30, 2018 compared to 35 at March 31, 2018. Mortgage-backed securities represented 51.0% of total available-for-sale securities in an unrealized loss position at September 30, 2018. There were 18 mortgage-backed securities, three U.S. government agency securities, and five corporate bonds that had an unrealized loss position for more than 12 months at September 30, 2018. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or until the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank did not have any other securities that were classified as having other-than-temporary impairment in its investment portfolio at September 30, 2018.

The following is a summary of the amortized cost and fair value of debt     securities at September 30, 2018, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$7,479	$7,464	2.11%
One through five years	18,643	18,200	2.03%
Five through ten years	7,937	7,457	2.19%
After ten years	60,827	59,074	2.69%
Total	$94,886	$92,195	2.47%

Held-to-maturity:
One through five years	$4,613	$4,444	2.41%
Five through ten years	$4,090	$3,998	3.44%
After ten years	2,842	2,784	2.45%
Total	$11,545	$11,226	2.78%

NOTE 7. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The loans receivable portfolio is segmented into one-to-four family, multifamily, commercial real estate, business (including Small Business Administration loans), and consumer loans.

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

The following is a summary of loans receivable at September 30, 2018 and March 31, 2018:

	September 30, 2018		March 31, 2018
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$113,142	26.4%	$121,233	25.6%
Multifamily	88,877	20.8%	103,887	21.9%
Commercial real estate	122,865	28.7%	141,835	29.9%
Business (1)	98,504	23.0%	102,004	21.5%
Consumer (2)	4,588	1.1%	5,238	1.1%
Total loans receivable	$427,976	100.0%	$474,197	100.0%

Unamortized premiums, deferred costs and fees, net	3,393		3,556

Allowance for loan losses	(4,792)		(5,126)
Total loans receivable, net	$426,577		$472,627
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2018 and 2017, and the fiscal year ended March 31, 2018.

Three months ended September 30, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	1,853	1,387	540	—	1,169	172	66	$5,187
Charge-offs	(49)	(100)	—	—	(329)	(2)	—	(480)
Recoveries	—	—	—	—	4	32	—	36
Provision for (recovery of) Loan Losses	(323)	(348)	162	—	686	(62)	(66)	49
Ending Balance	$1,481	$939	$702	$—	$1,530	$140	$—	$4,792

Six months ended September 30, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$—	$1,003	$18	$24	$5,126
Charge-offs	(145)	(100)	—	—	(340)	(5)	—	(590)
Recoveries	—	158	—	—	9	35	—	202
Provision for (recovery of) Loan Losses	416	(938)	(350)	—	858	92	(24)	54
Ending Balance	$1,481	$939	$702	$—	$1,530	$140	$—	$4,792
September 30, 2018:
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,309	$939	$702	$—	$1,030	$140	$—	$4,120
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	172	—	—	—	500	—	—	672

Loan Receivables Ending Balance:	$114,933	$89,712	$123,358	$—	$98,732	$4,634	$—	$431,369
Ending Balance: collectively evaluated for impairment	109,284	87,384	122,869	—	95,042	4,634	—	419,213
Ending Balance: individually evaluated for impairment	5,649	2,328	489	—	3,690	—	—	12,156

At March 31, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,065	$1,744	$1,052	$—	$908	$18	$24	$4,811
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	145	75	—	—	95	—	—	315

Loan Receivables Ending Balance:	$123,092	$104,865	$142,304	$—	$102,203	$5,289	$—	$477,753
Ending Balance: collectively evaluated for impairment	116,588	103,160	140,765	—	98,914	5,289	—	464,716
Ending Balance: individually evaluated for impairment	6,504	1,705	1,539	—	3,289	—	—	13,037

Three months ended September 30, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,518	$1,227	$1,647	$—	$724	$17	$—	$5,133
Charge-offs	(12)	(6)	—	—	—	(8)	—	(26)
Recoveries	—	—	5	—	10	—	—	15
Provision for (recovery of) Loan Losses	(327)	148	40	—	98	11	34	4
Ending Balance	$1,179	$1,369	$1,692	$—	$832	$20	$34	$5,126

Six months ended September 30, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,663	$1,213	$1,496	$106	$573	$9	$—	$5,060
Charge-offs	(93)	(6)	—	—	(20)	(22)	—	(141)
Recoveries	—	—	10	—	69	4	—	83
Provision for (recovery of) Loan Losses	(391)	162	186	(106)	210	29	34	124
Ending Balance	$1,179	$1,369	$1,692	$—	$832	$20	$34	$5,126

The following is a summary of nonaccrual loans at September 30, 2018 and March 31, 2018.

$ in thousands	September 30, 2018	March 31, 2018
Gross loans receivable:
One-to-four family	$4,709	$4,561
Multifamily	2,328	964
Commercial real estate	489	502
Business	1,819	635
Total nonaccrual loans	$9,345	$6,662

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan.

At September 30, 2018, other non-performing assets totaled $262 thousand which consisted of other real estate owned. At September 30, 2018, other real estate owned valued at $262 thousand comprised of four foreclosed residential properties, compared to $1.1 million comprised of eight properties, which included $438 thousand of residential properties at March 31, 2018. At September 30, 2018 and March 31, 2018, the Bank had no non-performing held-for-sale loans.

Although we believe that substantially all risk elements at September 30, 2018 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

As of September 30, 2018, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$87,384	$122,230	$—	$88,346
Special Mention	—	639	—	5,774
Substandard	2,328	489	—	4,612
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$89,712	$123,358	$—	$98,732

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$110,631	$4,634
Non-Performing			4,302	—
Total			$114,933	$4,634

As of March 31, 2018, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$103,160	$140,765	$—	$93,886
Special Mention	—	—	—	5,028
Substandard	1,705	1,539	—	3,289
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$104,865	$142,304	$—	$102,203

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$116,588	$5,289
Non-Performing			6,504	—
Total			$123,092	$5,289

The following table presents an aging analysis of the recorded investment of past due financing receivables as of September 30, 2018 and March 31, 2018.

September 30, 2018
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$—	$—	$4,302	$4,302	$110,631	$114,933
Multifamily	—	—	1,601	1,601	88,111	89,712
Commercial real estate	—	—	—	—	123,358	123,358
Business	110	947	1,069	2,126	96,606	98,732
Consumer	5	1	—	6	4,628	4,634
Total	$115	$948	$6,972	$8,035	$423,334	$431,369

March 31, 2018
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,819	$—	$4,056	$5,875	$117,217	$123,092
Multifamily	—	—	219	219	104,646	104,865
Commercial real estate	1,395	—	—	1,395	140,909	142,304
Business	973	312	322	1,607	100,596	102,203
Consumer	7	5	—	12	5,277	5,289
Total	$4,194	$317	$4,597	$9,108	$468,645	$477,753

The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2018 and March 31, 2018.

	At September 30, 2018			At March 31, 2018
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,709	$5,976	$—	$5,439	$6,862	$—
Multifamily	2,328	2,328	—	964	1,122	—
Commercial real estate	489	489	—	1,539	1,539	—
Business	635	940	—	611	611	—
With an allowance recorded:
One-to-four family	940	935	172	1,065	1,065	145
Multifamily	—	—	—	741	741	75
Business	3,055	3,063	500	2,678	2,681	95
Total	$12,156	$13,731	$672	$13,037	$14,621	$315

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and six month periods ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2018		2017		2018		2017
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,813	$26	$5,428	$6	$5,074	$31	$5,313	$12
Multifamily	2,382	9	1,528	6	1,646	17	1,533	15
Commercial real estate	492	8	1,923	—	1,014	8	2,469	19
Business	652	6	2,037	—	623	6	2,262	—
With an allowance recorded:
One-to-four family	887	1	1,081	—	1,003	2	1,085	—
Multifamily	—		—	—	371	—	—	—
Business	3,050	4	2,577	—	2,867	4	2,593	—
Total	$12,276	$54	$14,574	$12	$12,598	$68	$15,255	$46

Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at September 30, 2018 were $5.8 million, $2.7 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2018, total TDR loans were $5.7 million, of which $1.9 million were non-performing.

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

There was one loan modification made during the three and six month periods ended September 30, 2018. The modification set a schedule of principal repayments with an interest rate concession and maturity date extension. There was one loan modification made during the three and six month periods ended September 30, 2017. The modification converted a line of credit into a five-year term loan with an interest concession. The following tables presents an analysis of those loan modifications that were classified as TDRs during the three and six month periods ended September 30, 2018 and 2017.

	Modifications to loans during the three month period ended					Modifications to loans during the six month period ended
	September 30, 2018					September 30, 2018
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	1,762	1,712	6.75%	6.00%	1	1,762	1,712	6.75%	6.00%

	Modifications to loans during the three month period ended					Modifications to loans during the six month period ended
	September 30, 2017					September 30, 2017
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	$285	$285	7.25%	7.00%	1	$285	$285	7.25%	7.00%

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2018 and 2017, there were no modified loans that defaulted within 12 months of modification.

At September 30, 2018, there were 8 loans in the TDR portfolio totaling $3.1 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2018, there were 11 loans in the performing TDR portfolio totaling $3.9 million.

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

The aggregate amount of loans outstanding to related parties was $80 thousand at September 30, 2018 and $120 thousand at March 31, 2018. During the six months ended September 30, 2018, there were no advances, and principal repayments totaled $40 thousand.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$161	$161
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,601	—	4,601
Federal Home Loan Mortgage Corporation	—	15,433	—	15,433
Federal National Mortgage Association	—	26,947	—	26,947
U.S. Government Agency Securities	—	24,084	—	24,084
U.S. Treasury Securities	16,269	—	—	16,269
Corporate bonds	—	4,861	—	4,861
Total available-for-sale securities	16,269	75,926	—	92,195
Equity securities	—	9,207	435	9,642
Total	$16,269	$85,133	$596	$101,998

	Fair Value Measurements at March 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$181	$181
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,066	—	2,066
Federal Home Loan Mortgage Corporation	—	6,350	—	6,350
Federal National Mortgage Association	—	23,411	—	23,411
U.S. Government Agency securities	—	14,232	—	14,232
Corporate bonds	—	4,866	—	4,866
Other investments	—	9,351	433	9,784
Total available-for-sale securities	—	60,276	433	60,709
Total	$—	$60,276	$614	$60,890

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other equity securities. Level 3 assets accounted for 1.0% or less of the Company’s total assets measured at fair value at September 30, 2018 and March 31, 2018.

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

In the six month period ended September 30, 2018, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2018 and 2017:

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2018	Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2018
Equity securities	$433	$2	$—	$—	$435	$—

Mortgage servicing rights	181	(20)	—	—	161	(18)

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2017	Change in Unrealized Gains and (Losses) Related to Instruments Held at September 30, 2017
Available-for-Sale: Other investments	$403	$(12)	$—	$—	$391	$—

Mortgage servicing rights	192	(21)	—	—	171	(20)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Equity securities	$435	Cost	n/a

Mortgage Servicing Rights	161	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	17.63%
			Discount Rate	12.00%

$ in thousands	Fair Value March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other investments	$433	Cost	n/a

Mortgage Servicing Rights	181	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	20.03%
			Discount Rate	12.00%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2018 and March 31, 2018, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2018, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$3,324	$3,324
Other real estate owned	—	—	262	$262

	Fair Value Measurements at March 31, 2018, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$4,476	$4,476
Other real estate owned	—	—	1,145	$1,145

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2018 and March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$3,324	Appraisal of collateral	Costs to sell	7.5% cost to sell
Other real estate owned	262	Appraisal of collateral	Costs to sell	7.5% cost to sell

$ in thousands	Fair Value March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$4,476	Appraisal of collateral	Costs to sell	7.5% cost to sell
Other real estate owned	1,145	Appraisal of collateral	Costs to sell	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2018 and March 31, 2018 are as follows:

	September 30, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$60,529	$60,529	$60,529	$—	$—
Securities available-for-sale	92,195	92,195	16,269	75,926	—
Equity securities	9,642	9,642	—	9,207	435
FHLB Stock	566	566	—	566	—
Securities held-to-maturity	11,545	11,226	—	11,226	—
Loans receivable	426,577	421,773	—	—	421,773
Accrued interest receivable	1,996	1,996	—	1,996	—
Mortgage servicing rights	161	161	—	—	161
Other assets - Interest-bearing deposits	974	974	—	974	—
Financial Liabilities:
Deposits	$536,377	$499,500	$248,500	$251,000	$—
Other borrowed money	13,403	13,403	—	13,403	—
Accrued interest payable	1,812	1,812	—	1,812	—

	March 31, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$134,558	$134,558	$134,558	$—	$—
Securities available-for-sale	60,709	60,709	—	60,276	433
FHLB Stock	1,768	1,768	—	1,768	—
Securities held-to-maturity	12,075	11,909	—	11,909	—
Loans receivable	472,627	469,382	—	—	469,382
Accrued interest receivable	2,023	2,023	—	2,023	—
Mortgage servicing rights	181	181	—	—	181
Other assets - Interest-bearing deposits	971	971	—	971	—
Financial Liabilities:
Deposits	$586,883	$535,808	$245,634	$290,174	$—
Advances from FHLB of New York	25,000	24,970	—	24,970	—
Other borrowed money	13,403	14,565	—	14,565	—
Accrued interest payable	1,086	1,086	—	1,086	—

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606
Depository fees and charges	$854	$851	$1,687	$1,746
Loan fees and service charges	67	127	122	225
Other non-interest income	16	27	33	36
Non-interest income (in-scope of Topic 606)	937	1,005	1,842	2,007
Non-interest income (out-of-scope of Topic 606)	142	134	541	341
Total non-interest income	$1,079	$1,139	$2,383	$2,348

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02, as augmented by ASU No. 2018-01, is effective for fiscal years beginning after December 15, 2018 (for the Company, he fiscal year ended March 31, 2020), including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," to clarify and correct unintended application of the guidance in ASU No. 2016-02. The amendments in this ASU affect aspects of the guidance and provide clarification to related topics such as 1) rate implicit in the lease; 2) reassessment of leases; 3) transition guidance; and 4) impairment of net investment in the lease. In July 2018, the FASB also issued ASU 2018-11, "Leases (Topic 842) Target Improvements," which provides guidance related to comparative reporting requirements for initial adoption. This amendment provides entities with another transition method, in addition to the modified retrospective approach, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company currently expects that upon adoption of ASU 2016-02, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on management's review of the securities in the Company's portfolio at September 30, 2018, the adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $615.0 million in assets and 114 employees as of September 30, 2018.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of September 30, 2018, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at September 30, 2018, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 16, CDE 17	900	20,500	—	—	—	—	—	7,995	7,995
CDE 18	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,015	11,015	—	1	—	4,191	4,192
CDE 20	625	12,500	11,906	11,906	—	1	—	4,875	4,876
CDE 21	625	12,500	11,958	11,958	—	1	—	4,875	4,876
Total	$3,250	$69,500	$48,279	$48,279	$13,000	$403	$—	$27,105	$40,508

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank does not have any other securities that are classified as having other-than-temporary impairment in its investment portfolio at September 30, 2018.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance could subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, reducing the corporate income tax rate from a 35% maximum rate to 21% effective January 1, 2018. Given that the Company has fully reserved all but $255 thousand of its deferred tax asset, there is minimal impact to the financial statements.

On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for net deferred tax asset of $22.0 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has remained through March 31, 2017, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to received refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits, which at September 30, 2018 is the $255 thousand discussed above.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2018, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the three months ended September 30, 2018. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2018.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $25.0 million, or 65.1%, to $13.4 million at September 30, 2018, compared to $38.4 million at March 31, 2018 due to the repayment of a $25.0 million FHLB long-term borrowing that matured during the first quarter. Due to the late filing of Carver's 2016 Form 10-K (as filed with the Securities and Exchange Commission on August 12, 2016), and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At September 30, 2018, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $35.6 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2018 and March 31, 2018, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $60.5 million and $134.6 million, respectively.

The most significant potential liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Carver Federal is also at risk of deposit outflows due to a competitive interest rate environment.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2018, total cash and cash equivalents decreased $74.0 million to $60.5 million at September 30, 2018, compared to $134.6 million at March 31, 2018, reflecting cash used in financing activities of $75.5 million and cash used in operating activities of $2.6 million, offset by cash provided by investing activities of $4.1 million. Net cash used in financing activities of $75.5 million resulted from net decreases in deposits of $50.5 million and repayment of a $25.0 million FHLB long-term borrowing that matured on May 30, 2018. Net cash provided by investing activities of $4.1 million was primarily attributable to net loan principal repayments, partially offset by the purchase of investment securities. Net cash used in operating activities totaled $2.6 million.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ends on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of September 30, 2018, the Bank's capital conservation buffer ("buffer") was 1.875%, making its minimum CET1 plus buffer 6.375%, its minimum Tier 1 capital plus buffer 7.875% and its minimum total capital plus buffer 9.875%. Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at September 30, 2018:

	September 30, 2018
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$65,251	10.31%
Individual minimum capital requirement	56,962	9.00%
Minimum capital requirement	25,317	4.00%
Excess over individual minimum capital requirement	8,289	1.31%

Common equity Tier 1
Regulatory capital	$65,251	15.74%
Minimum capital requirement	18,657	4.50%
Excess	46,594	11.24%

Tier 1 risk-based capital
Regulatory capital	$65,251	15.74%
Minimum capital requirement	24,876	6.00%
Excess	40,375	9.74%

Total risk-based capital
Regulatory capital	$70,273	16.95%
Individual minimum capital requirement	49,751	12.00%
Minimum capital requirement	33,167	8.00%
Excess over individual minimum capital requirement	20,522	4.95%

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

At September 30, 2018, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.31%, Common Equity Tier 1 capital ratio of 15.74%, Tier 1 risk-based capital ratio of 15.74%, and a total risk-based capital ratio of 16.95%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At September 30, 2018, the Bank continues to service 114 loans with a principal balance of $20.1 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2018 (1)	$2,013
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(15)
Open claims as of September 30, 2018 (1)	$1,998
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $223 thousand as of September 30, 2018. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2018:

$ in thousands	September 30, 2018
Representation and warranty repurchase reserve, March 31, 2018 (1)	$205
Net provision for repurchase losses (2)	18
Representation and warranty repurchase reserve, September 30, 2018 (1)	$223
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2018 and March 31, 2018

Assets

At September 30, 2018, total assets were $615.0 million, reflecting a decrease of $78.9 million, or 11.4%, from total assets of $693.9 million at March 31, 2018. The reduction is primarily attributable to a decrease in cash and cash equivalents of $74.0 million and a $46.1 million decrease in the loan portfolio, net of the allowance for loan losses. This was partially offset by a $40.6 million increase in the Bank's investment portfolio.

Total cash and cash equivalents decreased $74.0 million, or 55.0%, to $60.5 million at September 30, 2018, compared to $134.6 million at March 31, 2018 as the Bank purchased $47.6 million of investment securities and repaid a $25.0 million FHLB long-term borrowing during the six month period. The typical increase in cash from scheduled loan paydowns and payoffs was partially offset by the strategic management of intended deposit outflows during the period, as the decline in loan demand no longer warranted the maintenance of certain higher cost time deposits.

Total investment securities increased $40.6 million, or 55.8%, to $113.4 million at September 30, 2018, compared to $72.8 million at March 31, 2018. The Bank invested $16.5 million into U.S. Treasury securities and $30 million into agency and mortgage-backed securities in order to improve interest income and to diversify the Bank's available-for-sale investment portfolio.

Gross portfolio loans decreased $46.4 million, or 9.7%, to $431.4 million at September 30, 2018, compared to $477.8 million at March 31, 2018 due primarily to attrition and payoffs of non owner occupied commercial real estate mortgage loans. The Bank has achieved its strategy at maintaining a concentration level of commercial real estate loans commensurate with its risk perspective.

Liabilities and Equity

Total liabilities decreased $75.2 million, or 11.7%, to $566.8 million at September 30, 2018, compared to $641.9 million at March 31, 2018, as a result of the managed decline in the Bank's deposits and the repayment of borrowed funds.

Deposits decreased $50.5 million, or 8.6%, to $536.4 million at September 30, 2018, compared to $586.9 million at March 31, 2018, due primarily to declines in brokered certificate of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits. Also, balance sheet management called for a lower level of deposits due to weaker loan demand.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $25.0 million, or 65.1%, to $13.4 million at September 30, 2018, compared to $38.4 million at March 31, 2018 as the Bank repaid a FHLB long-term borrowing that matured on May 30, 2018.

Total equity decreased $3.7 million, or 7.1%, to $48.3 million at September 30, 2018, compared to $52.0 million at March 31, 2018. The decrease was due to a net loss of $3.0 million for the six month period and $686 thousand in unrealized losses on securities available-for-sale.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases as discussed in our Form 10-K for the year ended March 31, 2018.
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2018:

$ in thousands
Commitments to fund mortgage loans	$903
Commitments to fund commercial and consumer loans	160
Lines of credit	5,008
Commitment to fund private equity investment	640
Total	$6,711

Comparison of Operating Results for the Three and Six Months Ended September 30, 2018 and 2017

Overview

The Company reported a net loss of $2.0 million for the three months ended September 30, 2018, compared to a net loss of $594 thousand for the comparable prior year quarter. For the six months ended September 30, 2018, the Company reported a net loss of $3.0 million, compared to to a net loss of $1.2 million for the prior year period. The change in our results was primarily driven by lower net interest income and higher net occupancy and equipment expense in the current period compared to the prior year period.

The following table reflects selected operating ratios for the three and six months ended September 30, 2018 and 2017 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2018		2017		2018		2017
Return on average assets (1)	(1.28)%		(0.36)%		(0.94)%		(0.37)%
Return on average stockholders' equity (2) (8)	(16.29)%		(5.01)%		(12.55)%		(5.28)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(15.52)%		(4.87)%		(11.88)%		(5.13)%
Net interest margin (3)	2.78%		3.15%		2.75%		3.08%
Interest rate spread (4)	2.55%		3.01%		2.52%		2.94%
Efficiency ratio (5)	135.25%		108.99%		126.14%		108.48%
Operating expenses to average assets (6)	4.62%		4.13%		4.34%		4.04%
Average stockholders' equity to average assets (7) (8)	7.84%		7.22%		7.46%		7.03%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.23%		7.42%		7.88%		7.24%
Average interest-earning assets to average interest-bearing liabilities	1.23	x	1.19	x	1.22	x	1.19	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2018	2017	2018	2017
Average Stockholders' Equity
Average Stockholders' Equity	$49,522	$47,468	$48,546	$46,737
Average AOCI	(2,446)	(1,277)	(2,738)	(1,367)
Average Stockholders' Equity, excluding AOCI	$51,968	$48,745	$51,284	$48,104

Return on Average Stockholders' Equity	(16.29)%	(5.01)%	(12.55)%	(5.28)%
Return on Average Stockholders' Equity, excluding AOCI	(15.52)%	(4.87)%	(11.88)%	(5.13)%

Average Stockholders' Equity to Average Assets	7.84%	7.22%	7.46%	7.03%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.23%	7.42%	7.88%	7.24%

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $771 thousand, or 15.2%, to $4.3 million for the three months ended September 30, 2018, compared to $5.1 million for the same quarter last year. Net interest income decreased $1.2 million, or 12.2%, to $8.8 million for the six months ended September 30, 2018, compared to $10.0 million for the prior year period.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2018 and 2017. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended September 30,
	2018			2017
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$443,726	$4,931	4.45%	$529,093	$5,797	4.38%
Mortgage-backed securities	52,721	281	2.13%	47,413	245	2.07%
Investment securities	43,279	243	2.25%	13,391	71	2.12%
Restricted cash deposit	—	—	—%	—	—	0.03%
Equity securities (2)	10,262	22	0.85%	2,251	27	4.76%
Other investments and federal funds sold	71,980	440	2.43%	54,168	199	1.46%
Total interest-earning assets	621,968	5,917	3.81%	646,316	6,339	3.92%
Non-interest-earning assets	9,456			10,859
Total assets	$631,424			$657,175

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$25,150	$7	0.11%	$23,830	$3	0.05%
Savings and clubs	101,281	67	0.26%	101,837	62	0.24%
Money market	99,435	117	0.47%	107,271	123	0.45%
Certificates of deposit	264,194	1,200	1.80%	266,652	758	1.13%
Mortgagors deposits	1,943	11	2.25%	2,213	10	1.79%
Total deposits	492,003	1,402	1.13%	501,803	956	0.76%
Borrowed money	13,403	199	5.89%	41,196	296	2.85%
Total interest-bearing liabilities	505,406	1,601	1.26%	542,999	1,252	0.91%
Non-interest-bearing liabilities
Demand	58,868			55,896
Other liabilities	17,628			10,812
Total liabilities	581,902			609,707

Stockholders' equity	49,522			47,468
Total liabilities and equity	$631,424			$657,175
Net interest income		$4,316			$5,087

Average interest rate spread			2.55%			3.01%

Net interest margin			2.78%			3.15%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2018			2017
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$455,832	$10,117	4.44%	$531,752	$11,449	4.31%
Mortgage-backed securities	47,524	511	2.15%	48,119	495	2.06%
Investment securities	38,995	448	2.30%	13,442	151	2.25%
Restricted cash deposit	—	—	0.03%	139	—	0.03%
Equity securities (2)	6,051	23	0.76%	2,272	50	4.39%
Other investments and federal funds sold	93,686	941	2.00%	55,557	365	1.31%
Total interest-earning assets	642,088	12,040	3.75%	651,281	12,510	3.84%
Non-interest-earning assets	9,081			13,450
Total assets	$651,169			$664,731

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$24,642	$15	0.12%	$27,370	$8	0.06%
Savings and clubs	102,238	134	0.26%	102,109	123	0.24%
Money market	100,619	234	0.46%	117,768	299	0.51%
Certificates of deposit	272,972	2,347	1.71%	258,236	1,427	1.10%
Mortgagors deposits	2,293	20	1.74%	2,440	31	2.53%
Total deposits	502,764	2,750	1.09%	507,923	1,888	0.74%
Borrowed money	21,463	476	4.42%	41,370	582	2.81%
Total interest-bearing liabilities	524,227	3,226	1.23%	549,293	2,470	0.90%
Non-interest-bearing liabilities
Demand	59,552			57,083
Other liabilities	18,844			11,618
Total liabilities	602,623			617,994

Stockholders' equity	48,546			46,737
Total liabilities and equity	$651,169			$664,731
Net interest income		$8,814			$10,040

Average interest rate spread			2.52%			2.94%

Net interest margin			2.75%			3.08%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $422 thousand, or 6.7%, to $5.9 million for the three months ended September 30, 2018, compared to $6.3 million for the prior year quarter. For the six months ended September 30, 2018, interest income decreased $470 thousand, or 3.8%, to $12.0 million compared to $12.5 million for the prior year period. Interest income on loans decreased $866 thousand, or 14.9%, for the three months ended September 30, 2018 due to a decrease in average balances in the current period of $85.4 million. For the six months ended September 30, 2018, interest income on loans decreased $1.3 million, or 11.6%, due to a decrease in average balances in the current period of $75.9 million. The decrease in the average loans outstanding is a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal year. The loss in loan interest income was partially offset by increases in interest on securities due to new investment purchases, and interest on money market investments attributed to interest earned on the Bank's interest-bearing accounts at the Federal Home Loan Bank and the Federal Reserve Bank.

Interest Expense

Interest expense increased $349 thousand, or 27.9%, to $1.6 million for the three months ended September 30, 2018, compared to $1.3 million for the prior year quarter. For the six months ended September 30, 2018, interest expense increased $756 thousand, or 30.6%, to $3.2 million compared to the prior year period. Interest expense on deposits increased $446 thousand, or 46.7%, and $862 thousand, or 45.7%, for the three and six months ended September 30, 2018, respectively, primarily due to higher rates on certificates of deposit. Interest expense on borrowings decreased from the prior periods despite an increase in the cost to borrow, due to a decrease in average borrowings during the current year-to-date periods.

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

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2018 and 2017 and the fiscal year ended March 31, 2018:

$ in thousands	Six Months Ended September 30, 2018	Fiscal Year Ended March 31, 2018	Six Months Ended September 30, 2017
Beginning Balance	5,126	$5,060	$5,060
Less: Charge-offs	(590)	(314)	(141)
Add: Recoveries	202	245	83
Provision for Loan Losses	54	135	124
Ending Balance	$4,792	$5,126	$5,126

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	(0.17)%	(0.01)%	(0.02)%
Allowance to total loans	1.11%	1.07%	0.99%
Allowance to non-performing loans	51.28%	76.94%	57.92%

The Company recorded a $49 thousand provision for loan loss for the three months ended September 30, 2018, compared to a $4 thousand provision for loan loss for the prior year quarter. Net chargeoffs of $444 thousand were recognized during the second quarter, compared to net chargeoffs of $11 thousand for the prior year quarter. For the six months ended September 30, 2018, the Company recorded a $54 thousand provision for loan loss, compared to a $124 thousand provision for loan loss for the prior year period. Net chargeoffs of $388 thousand were recognized for the six months ended September 30, 2018, compared to net chargeoffs of $58 thousand in the prior year period.

At September 30, 2018, nonaccrual loans totaled $9.3 million, or 1.52% of total assets, compared to $6.7 million, or 0.96% of total assets at March 31, 2018. The ALLL was $4.8 million at September 30, 2018, which represents a ratio of the ALLL to nonaccrual loans of 51.3% compared to a ratio of 76.9% at March 31, 2018. The ratio of the allowance for loan losses to total loans was 1.11% at September 30, 2018, compared to 1.07% at March 31, 2018.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At September 30, 2018, loans classified as TDR totaled $5.8 million, of which $3.1 million were classified as performing. At March 31, 2018, loans classified as TDR totaled $5.7 million, of which $3.8 million were classified as performing.

At September 30, 2018, non-performing assets totaled $9.6 million, or 1.6% of total assets compared to $7.8 million, or 1.1% of total assets at March 31, 2018. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2018	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,709	$4,809	$4,561	$4,598	$5,583
Multifamily	2,328	2,436	964	897	1,582
Commercial real estate	489	495	502	508	1,382
Business	1,819	2,132	635	302	303
Total nonaccrual loans	9,345	9,872	6,662	6,305	8,850
Other non-performing assets (2):
Real estate owned	262	552	1,145	1,200	604
Loans held-for-sale	—	—	—	—	—
Total other non-performing assets	262	552	1,145	1,200	604
Total non-performing assets (3)	$9,607	$10,424	$7,807	$7,505	$9,454

Non-performing loans to total loans	2.17%	2.18%	1.39%	1.27%	1.71%
Non-performing assets to total assets	1.56%	1.63%	1.13%	1.14%	1.42%
Allowance to total loans	1.11%	1.15%	1.07%	1.02%	0.99%
Allowance to non-performing loans	51.28%	52.54%	76.94%	80.41%	57.92%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2018, there were $3.1 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2018, the Bank had $5.5 million in subprime loans, or 1.3% of its total loan portfolio, of which $1.6 million are non-performing loans.

Non-Interest Income

Non-interest income decreased $60 thousand, or 5.3%, to $1.1 million for the three months ended September 30, 2018, compared to $1.1 million for the prior year quarter. For the six months ended September 30, 2018, non-interest income increased $35 thousand, or 1.5%, to $2.4 million, compared to $2.3 million for the prior year period. Non-interest income for the current period included a higher deferred gain recognized on building sale compared to the prior periods due to the sale of the Bank's Harlem headquarters during fiscal year 2018. This was offset by lower depository fees earned in the current period.

Non-Interest Expense

Non-interest expense increased $511 thousand, or 7.5%, to $7.3 million for the three months ended September 30, 2018, compared to $6.8 million for the prior year quarter. For the six months ended September 30, 2018, non-interest expense increased $685 thousand, or 5.1%, to $14.1 million, compared to $13.4 million for the prior year period. Net occupancy expense increased as the Company began making lease payments on its Main Office branch in conjunction with the sale/leaseback of its administrative headquarters in February 2018, in addition to one-time costs associated with the move into its new administrative headquarters.

Income Tax Expense

For the three months ended September 30, 2018, income tax expense was $66 thousand, compared to $30 thousand for the prior year quarter. For the six months ended September 30, 2018, income tax expense was $66 thousand, compared to $60 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2018, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2018, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's second quarter ended September 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2018.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended September 30, 2018.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2018 (unaudited) and March 31, 2018; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2018 and 2017 (unaudited); (iv) Consolidated Statements of Changes in Equity for the six months ended September 30, 2018 and 2017 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	November 13, 2018	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2018	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)