Form 10-Q
period 2018-12-31
CARVER BANCORP INC
filed 2019-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2019
Common Stock, par value $0.01	3,698,864

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2018	March 31, 2018
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$39,564	$134,299
Money market investments	509	259
Total cash and cash equivalents	40,073	134,558
Investment securities:
Available-for-sale, at fair value	102,330	60,709
Held-to-maturity, at amortized cost (fair value of $11,194 and $11,909 at December 31, 2018 and March 31, 2018, respectively)	11,340	12,075
Equity securities	416	—
Total investment securities	114,086	72,784

Loans receivable:
Real estate mortgage loans	323,833	370,261
Commercial business loans	99,118	102,203
Consumer loans	4,456	5,289
Loans, gross	427,407	477,753
Allowance for loan losses	(4,802)	(5,126)
Total loans receivable, net	422,605	472,627
Premises and equipment, net	5,252	2,970
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	566	1,768
Accrued interest receivable	2,068	2,023
Other assets	5,775	7,180
Total assets	$590,425	$693,910

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$61,791	$62,905
Interest-bearing deposits:
Interest-bearing checking	27,723	23,570
Savings	99,267	102,550
Money market	93,853	101,990
Certificates of deposit	229,095	293,513
Escrow	1,288	2,355
Total interest-bearing deposits	451,226	523,978
Total deposits	513,017	586,883
Advances from the FHLB-NY and other borrowed money	13,403	38,403
Other liabilities	16,110	16,653
Total liabilities	542,530	641,939

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,700,608 and 3,698,031 shares issued; 3,698,864 and 3,697,914 shares outstanding at December 31, 2018 and March 31, 2018, respectively)	61	61
Additional paid-in capital	55,513	55,479
Accumulated deficit	(50,661)	(45,544)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(1,719)	(2,726)
Total equity	47,895	51,971
Total liabilities and equity	$590,425	$693,910
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2018	2017	2018	2017
Interest income:
Loans	$4,640	$5,471	$14,757	$16,920
Mortgage-backed securities	386	238	897	733
Investment securities	326	163	915	477
Money market investments	214	181	1,037	433
Total interest income	5,566	6,053	17,606	18,563

Interest expense:
Deposits	1,263	1,073	4,013	2,961
Advances and other borrowed money	207	291	683	873
Total interest expense	1,470	1,364	4,696	3,834

Net interest income	4,096	4,689	12,910	14,729
(Recovery of) provision for loan losses	(332)	6	(278)	130
Net interest income after (recovery of) provision for loan losses	4,428	4,683	13,188	14,599

Non-interest income:
Depository fees and charges	862	817	2,549	2,563
Loan fees and service charges	114	172	256	414
Gain (loss) on sale of loans, net	—	—	(23)	—
Gain on sale of building, net	154	18	462	52
Other	197	339	466	665
Total non-interest income	1,327	1,346	3,710	3,694

Non-interest expense:
Employee compensation and benefits	3,003	3,204	9,283	9,335
Net occupancy expense	902	856	3,188	2,555
Equipment, net	323	242	882	626
Data processing	457	385	1,294	1,203
Consulting fees	102	186	211	620
Federal deposit insurance premiums	170	163	666	460
Wire fraud loss	453	—	453	—
Other	1,660	1,906	5,217	5,582
Total non-interest expense	7,070	6,942	21,194	20,381

Loss before income taxes	(1,315)	(913)	(4,296)	(2,088)
Income tax expense	34	31	100	91
Net loss	$(1,349)	$(944)	$(4,396)	$(2,179)

Net loss per common share:
Basic	$(0.36)	$(0.26)	$(1.19)	$(0.59)
Diluted	(0.36)	(0.26)	(1.19)	(0.59)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2018	2017	2018	2017
Net loss	$(1,349)	$(944)	$(4,396)	$(2,179)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of securities available-for-sale, net of income tax expense of $0	972	(305)	286	203
Total comprehensive loss, net of tax	$(377)	$(1,249)	$(4,110)	$(1,976)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended December 31, 2018 and 2017
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2018	$45,118	$61	$55,479	$(45,544)	$(417)	$(2,726)	$51,971
Net loss	—	—	—	(4,396)	—	—	(4,396)
Other comprehensive income, net of taxes	—	—	—	—	—	286	286
AOCI reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	34	—	—	—	34
Balance — December 31, 2018	$45,118	$61	$55,513	$(50,661)	$(417)	$(1,719)	$47,895

Balance — March 31, 2017	$45,118	$61	$55,474	$(50,898)	$(417)	$(1,940)	$47,398
Net loss	—	—	—	(2,179)	—	—	(2,179)
Other comprehensive income, net of taxes	—	—	—	—	—	203	203
Stock based compensation expense	—	—	3	—	—	—	3
Balance — December 31, 2017	$45,118	$61	$55,477	$(53,077)	$(417)	$(1,737)	$45,425

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,396)	$(2,179)

Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery of) provision for loan losses	(278)	130
Stock based compensation expense	34	3
Depreciation and amortization expense	579	602
Gain on sale of real estate owned, net of market value adjustment	(208)	(250)
Loss on redemption of equity securities, net	27	—
Loss on sale of loans, net	23	—
Gain on sale of building	(462)	(52)
Amortization and accretion of loan premiums and discounts and deferred charges	375	171
Amortization and accretion of premiums and discounts — securities	355	255
Increase in accrued interest receivable	(45)	(145)
Decrease (increase) in other assets	1,049	(4,739)
Decrease in other liabilities	(541)	(473)
Net cash used in operating activities	(3,488)	(6,677)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(58,220)	—
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	6,847	3,916
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	704	998
Proceeds from redemption of equity securities	9,199	—
Originations of loans held-for-investment, net of repayments	49,545	46,768
Proceeds on sale of loans	232	1,986
Decrease in restricted cash	—	283
Redemption of FHLB-NY stock, net	1,202	403
Purchase of premises and equipment	(2,861)	(1,145)
Proceeds from sales of real estate owned	1,221	878
Net cash provided by investing activities	7,869	54,087
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(73,866)	(18,455)
Repayment of FHLB-NY advances and other borrowings	(25,000)	(11,000)
Net cash used in financing activities	(98,866)	(29,455)
Net (decrease) increase in cash and cash equivalents	(94,485)	17,955
Cash and cash equivalents at beginning of period	134,558	58,686
Cash and cash equivalents at end of period	$40,073	$76,641

Supplemental cash flow information:
Noncash financing and investing activities
Transfers (from) to held-for-sale loans (to) from portfolio loans	$—	$(944)
Transfers to real estate owned	$142	$867

Cash paid for:
Interest	$3,983	$3,305
Income taxes	$77	$225

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 5.84% and the total amount of deferred interest was $1.5 million at December 31, 2018.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ended March 31, 2019. The consolidated balance sheet at December 31, 2018 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2018. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. LOSS PER COMMON SHARE

The following table reconciles the net loss (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2018	2017	2018	2017
Net loss	$(1,349)	$(944)	(4,396)	(2,179)

Weighted average common shares outstanding - basic	3,698,701	3,698,020	3,698,424	3,697,753
Weighted average common shares outstanding – diluted	3,698,701	3,698,020	3,698,424	3,697,753

Basic loss per common share	$(0.36)	$(0.26)	$(1.19)	$(0.59)
Diluted loss per common share	$(0.36)	$(0.26)	$(1.19)	$(0.59)

For the three and nine months ended December 31, 2018 and 2017, all MRP shares and outstanding stock options were anti-dilutive.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the nine months ended December 31, 2018 and 2017:

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Income, net of tax	At December 31, 2018
Net unrealized loss on securities available-for-sale	$(2,726)	$721	$286	$(1,719)

$ in thousands	At March 31, 2017	Other Comprehensive Income, net of tax	At December 31, 2017
Net unrealized loss on securities available-for-sale	$(1,940)	$203	$(1,737)

There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the nine months ended December 31, 2018 and 2017.

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2018, $102.3 million, or 89.7%, of the Bank’s total securities were classified as available-for-sale, $11.3 million, or 9.9%, were classified as held-to-maturity and $416 thousand, or 0.4%, were classified as equity securities. The Bank had no securities classified as trading at December 31, 2018 and March 31, 2018.

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

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2018 and March 31, 2018:

	At December 31, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,583	$8	$130	$4,461
Federal Home Loan Mortgage Corporation	15,527	82	231	15,378
Federal National Mortgage Association	27,701	78	963	26,816
Total mortgage-backed securities	47,811	168	1,324	46,655
U.S. Government Agency Securities	34,801	—	322	34,479
U.S. Treasury Securities	16,377	—	37	16,340
Corporate Bonds	5,060	—	204	4,856
Total available-for-sale	$104,049	$168	$1,887	$102,330
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,250	$33	$—	$1,283
Federal National Mortgage Association and Other	9,090	—	202	8,888
Total held-to-maturity mortgage-backed securities	10,340	33	202	10,171
Corporate Bonds	1,000	23	—	1,023
Total held-to maturity	$11,340	$56	$202	$11,194

	At March 31, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,163	$—	$97	$2,066
Federal Home Loan Mortgage Corporation	6,633	—	283	6,350
Federal National Mortgage Association	24,638	—	1,227	23,411
Total mortgage-backed securities	33,434	—	1,607	31,827
U.S. Government Agency Securities	14,490	—	258	14,232
Corporate Bonds	5,078	—	212	4,866
Other investments (1)	10,433	—	649	9,784
Total available-for-sale	$63,435	$—	$2,726	$60,709
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,434	$51	$—	$1,485
Federal National Mortgage Association and Other	9,641	—	247	9,394
Total held-to-maturity mortgage-backed securities	11,075	51	247	10,879
Corporate Bonds	1,000	30	—	1,030
Total held-to-maturity	$12,075	$81	$247	$11,909
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

There were no sales of available-for-sale and held-to-maturity securities for the three and nine months ended December 31, 2018 and 2017.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2018 and March 31, 2018 for less than 12 months and 12 months or longer:

	At December 31, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$1,324	$27,011	$1,324	$27,011
U.S. Government Agency securities	160	28,368	162	6,111	322	34,479
U.S. Treasury securities	37	16,340	—	—	37	16,340
Corporate Bonds	—	—	204	4,856	204	4,856
Total available-for-sale securities	$197	$44,708	$1,690	$37,978	$1,887	$82,686
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$202	$8,802	$202	$8,802
Total held-to-maturity securities	$—	$—	$202	$8,802	$202	$8,802

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$101	$3,702	$1,506	$28,124	$1,607	$31,826
U.S. Government Agency securities	80	7,666	178	6,566	258	14,232
Corporate bonds	—	—	212	4,866	212	4,866
Other investments (1)	—	—	649	9,351	649	9,351
Total available-for-sale securities	$181	$11,368	$2,545	$48,907	$2,726	$60,275
Held-to-Maturity:
Mortgage-backed securities	$188	$7,681	$59	$1,612	$247	$9,293
Total held-to-maturity securities	$188	$7,681	$59	$1,612	$247	$9,293
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency-backed securities.

A total of 37 securities had an unrealized loss at December 31, 2018 compared to 35 at March 31, 2018. U.S. government agency securities and mortgage-backed securities represented 41.7% and 32.7%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2018. There were 18 mortgage-backed securities, three U.S. government agency securities, and five corporate bonds that had an unrealized loss position for more than 12 months at December 31, 2018. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or until the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank did not have any other securities that were classified as having other-than-temporary impairment in its investment portfolio at December 31, 2018.

The following is a summary of the amortized cost and fair value of debt securities at December 31, 2018, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$8,495	$8,472	2.05%
One through five years	17,650	17,364	2.05%
Five through ten years	18,466	18,077	2.73%
After ten years	59,438	58,417	2.84%
Total	$104,049	$102,330	2.63%

Held-to-maturity:
One through five years	$4,585	$4,508	2.40%
Five through ten years	$4,025	$3,992	3.46%
After ten years	2,730	2,694	2.70%
Total	$11,340	$11,194	2.85%

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

The following is a summary of loans receivable at December 31, 2018 and March 31, 2018:

	December 31, 2018		March 31, 2018
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$110,105	26.0%	$121,233	25.6%
Multifamily	86,962	20.5%	103,887	21.9%
Commercial real estate	123,860	29.2%	141,835	29.9%
Business (1)	98,887	23.3%	102,004	21.5%
Consumer (2)	4,412	1.0%	5,238	1.1%
Total loans receivable	$424,226	100.0%	$474,197	100.0%

Unamortized premiums, deferred costs and fees, net	3,181		3,556

Allowance for loan losses	(4,802)		(5,126)
Total loans receivable, net	$422,605		$472,627
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2018 and 2017, and the fiscal year ended March 31, 2018.

Three months ended December 31, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,481	$939	$702	$—	$1,530	$140	$—	$4,792
Charge-offs	(6)	—	—	—	(490)	(7)	—	(503)
Recoveries	186	—	—	—	658	1	—	845
Provision for (recovery of) Loan Losses	(198)	(65)	36	—	(320)	(12)	227	(332)
Ending Balance	$1,463	$874	$738	$—	$1,378	$122	$227	$4,802

Nine months ended December 31, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$—	$1,003	$18	$24	$5,126
Charge-offs	(151)	(100)	—	—	(830)	(12)	—	(1,093)
Recoveries	186	158	—	—	667	36	—	1,047
Provision for (recovery of) Loan Losses	218	(1,003)	(314)	—	538	80	203	(278)
Ending Balance	$1,463	$874	$738	$—	$1,378	$122	$227	$4,802
December 31, 2018:
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,288	$874	$738	$—	$1,360	$122	$227	$4,609
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	175	—	—	—	18	—	—	193

Loan Receivables Ending Balance:	$111,776	$87,705	$124,352	$—	$99,118	$4,456	$—	$427,407
Ending Balance: collectively evaluated for impairment	106,333	84,997	123,870	—	95,544	4,456	—	415,200
Ending Balance: individually evaluated for impairment	5,443	2,708	482	—	3,574	—	—	12,207

At March 31, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,065	$1,744	$1,052	$—	$908	$18	$24	$4,811
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	145	75	—	—	95	—	—	315

Loan Receivables Ending Balance:	$123,092	$104,865	$142,304	$—	$102,203	$5,289	$—	$477,753
Ending Balance: collectively evaluated for impairment	116,588	103,160	140,765	—	98,914	5,289	—	464,716
Ending Balance: individually evaluated for impairment	6,504	1,705	1,539	—	3,289	—	—	13,037

Three months ended December 31, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,179	$1,369	$1,692	$—	$832	$20	$34	$5,126
Charge-offs	—	(36)	—	—	(27)	(7)	—	(70)
Recoveries	—	—	5	—	3	—	—	8
Provision for (recovery of) Loan Losses	(52)	(25)	(25)	—	(31)	8	131	6
Ending Balance	$1,127	$1,308	$1,672	$—	$777	$21	$165	$5,070

Nine months ended December 31, 2017
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,663	$1,213	$1,496	$106	$573	$9	$—	$5,060
Charge-offs	(93)	(42)	—	—	(47)	(29)	—	(211)
Recoveries	—	—	15	—	72	4	—	91
Provision for (recovery of) Loan Losses	(443)	137	161	(106)	179	37	165	130
Ending Balance	$1,127	$1,308	$1,672	$—	$777	$21	$165	$5,070

The following is a summary of nonaccrual loans at December 31, 2018 and March 31, 2018.

$ in thousands	December 31, 2018	March 31, 2018
Gross loans receivable:
One-to-four family	$4,508	$4,561
Multifamily	2,708	964
Commercial real estate	1,233	502
Business	1,467	635
Total nonaccrual loans	$9,916	$6,662

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan.

At December 31, 2018, other non-performing assets totaled $453 thousand which consisted of other real estate owned comprised of four foreclosed residential properties, compared to $552 thousand comprised of eight properties, which included $438 thousand of residential properties at March 31, 2018. At December 31, 2018 and March 31, 2018, the Bank had no non-performing held-for-sale loans.

Although we believe that substantially all risk elements at December 31, 2018 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

At December 31, 2018, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$84,997	$123,234	$—	$89,139
Special Mention	—	636	—	5,751
Substandard	2,708	482	—	4,228
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$87,705	$124,352	$—	$99,118

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$108,015	$4,411
Non-Performing			3,761	45
Total			$111,776	$4,456

At March 31, 2018, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Construction	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$103,160	$140,765	$—	$93,886
Special Mention	—	—	—	5,028
Substandard	1,705	1,539	—	3,289
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$104,865	$142,304	$—	$102,203

			One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing			$116,588	$5,289
Non-Performing			6,504	—
Total			$123,092	$5,289

The following table presents an aging analysis of the recorded investment of past due financing receivables at December 31, 2018 and March 31, 2018.

December 31, 2018
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,847	$—	$3,761	$5,608	$106,168	$111,776
Multifamily	2,449	—	1,601	4,050	83,655	87,705
Commercial real estate	5,411	—	—	5,411	118,941	124,352
Business	5,448	98	688	6,234	92,884	99,118
Consumer	36	1	—	37	4,419	4,456
Total	$15,191	$99	$6,050	$21,340	$406,067	$427,407

March 31, 2018
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,819	$—	$4,056	$5,875	$117,217	$123,092
Multifamily	—	—	219	219	104,646	104,865
Commercial real estate	1,395	—	—	1,395	140,909	142,304
Business	973	312	322	1,607	100,596	102,203
Consumer	7	5	—	12	5,277	5,289
Total	$4,194	$317	$4,597	$9,108	$468,645	$477,753

The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2018 and March 31, 2018.

	At December 31, 2018			At March 31, 2018
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,508	$5,663	$—	$5,439	$6,862	$—
Multifamily	2,708	2,708	—	964	1,122	—
Commercial real estate	482	482	—	1,539	1,539	—
Business	1,774	1,795	—	611	611	—
With an allowance recorded:
One-to-four family	935	930	175	1,065	1,065	145
Multifamily	—	—	—	741	741	75
Business	1,800	1,804	18	2,678	2,681	95
Total	$12,207	$13,382	$193	$13,037	$14,621	$315

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three and nine month periods ended December 31, 2018 and 2017.

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2018		2017		2018		2017
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,608	$25	$5,284	$3	$4,973	$60	$5,099	$15
Multifamily	2,518	11	1,068	9	1,836	29	1,379	25
Commercial real estate	486	8	799	9	1,011	16	1,912	28
Business	1,204	—	1,632	—	1,192	6	2,020	—
With an allowance recorded:
One-to-four family	938	—	1,381	—	1,000	—	1,388	1
Multifamily	—		—	—	371	—	—	—
Business	2,428	—	2,623	1	2,239	4	2,603	—
Total	$12,182	$44	$12,787	$22	$12,622	$115	$14,401	$69

Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at December 31, 2018 were $5.5 million, $3.2 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2018, total TDR loans were $5.7 million, of which $1.9 million were non-performing.

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

There were two loan modifications made during the three month period and three modifications made during the nine month periods ended December 31, 2018. There was one loan modification made during the three and nine month periods ended December 31, 2017. The modification converted a line of credit into a five-year term loan with an interest concession. The following tables presents an analysis of those loan modifications that were classified as TDRs during the three and nine month periods ended December 31, 2018 and 2017.

	Modifications to loans during the three month period ended					Modifications to loans during the nine month period ended
	December 31, 2018					December 31, 2018
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	2	1,014	648	6.11%	6.24%	3	2,776	2,360	6.51%	6.06%

	Modifications to loans during the three month period ended					Modifications to loans during the nine month period ended
	December 31, 2017					December 31, 2017
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	—	$—	$—	—%	—%	1	$285	$285	7.25%	7.00%

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended December 31, 2018 and 2017, there were no modified loans that defaulted within 12 months of modification.

At December 31, 2018, there were 8 loans in the TDR portfolio totaling $2.3 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2018, there were 11 loans in the performing TDR portfolio totaling $3.9 million.

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

The aggregate amount of loans outstanding to related parties was $80 thousand at December 31, 2018 and $120 thousand at March 31, 2018. During the nine months ended December 31, 2018, there were no advances and principal repayments totaled $40 thousand.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2018, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$209	$209
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,461	—	4,461
Federal Home Loan Mortgage Corporation	—	15,378	—	15,378
Federal National Mortgage Association	—	26,816	—	26,816
U.S. Government Agency Securities	—	34,479	—	34,479
U.S. Treasury Securities	16,340	—	—	16,340
Corporate bonds	—	4,856	—	4,856
Total available-for-sale securities	16,340	85,990	—	102,330
Equity securities	—	—	416	416
Total	$16,340	$85,990	$625	$102,955

	Fair Value Measurements at March 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$181	$181
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,066	—	2,066
Federal Home Loan Mortgage Corporation	—	6,350	—	6,350
Federal National Mortgage Association	—	23,411	—	23,411
U.S. Government Agency securities	—	14,232	—	14,232
Corporate bonds	—	4,866	—	4,866
Other investments	—	9,351	433	9,784
Total available-for-sale securities	—	60,276	433	60,709
Total	$—	$60,276	$614	$60,890

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other equity securities. Level 3 assets accounted for less than 1.0% of the Company’s total assets measured at fair value at December 31, 2018 and March 31, 2018.

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

In the nine month period ended December 31, 2018, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2018 and 2017:

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2018	Change in Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2018
Equity securities	$433	$(17)	$—	$—	$416	$—

Mortgage servicing rights	181	28	—	—	209	26

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2017	Change in Unrealized Gains and (Losses) Related to Instruments Held at December 31, 2017
Available-for-Sale: Other investments	$403	$(12)	$—	$—	$391	$—

Mortgage servicing rights	192	(9)	—	—	183	(8)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Equity securities	$416	Cost	n/a

Mortgage Servicing Rights	209	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	9.28%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other investments	$433	Cost	n/a

Mortgage Servicing Rights	181	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	20.03%
			Discount Rate	12.00%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2018 and March 31, 2018, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2018, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$2,542	$2,542
Other real estate owned	—	—	453	$453

	Fair Value Measurements at March 31, 2018, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$4,476	$4,476
Other real estate owned	—	—	1,145	$1,145

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2018 and March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$2,542	Appraisal of collateral	Costs to sell	7.5% cost to sell
Other real estate owned	453	Appraisal of collateral	Costs to sell	7.5% cost to sell

$ in thousands	Fair Value March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$4,476	Appraisal of collateral	Costs to sell	7.5% cost to sell
Other real estate owned	1,145	Appraisal of collateral	Costs to sell	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2018 and March 31, 2018 are as follows:

	December 31, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$40,073	$40,073	$40,073	$—	$—
Securities available-for-sale	102,330	102,330	16,340	85,990	—
Equity securities	416	416	—	—	416
FHLB Stock	566	566	—	566	—
Securities held-to-maturity	11,340	11,194	—	11,194	—
Loans receivable	422,605	420,568	—	—	420,568
Accrued interest receivable	2,068	2,068	—	2,068	—
Mortgage servicing rights	209	209	—	—	209
Other assets - Interest-bearing deposits	975	975	—	975	—
Financial Liabilities:
Deposits	$513,017	$510,522	$282,634	$227,888	$—
Other borrowed money	13,403	13,403	—	13,403	—
Accrued interest payable	1,684	1,684	—	1,684	—

	March 31, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$134,558	$134,558	$134,558	$—	$—
Securities available-for-sale	60,709	60,709	—	60,276	433
FHLB Stock	1,768	1,768	—	1,768	—
Securities held-to-maturity	12,075	11,909	—	11,909	—
Loans receivable	472,627	469,382	—	—	469,382
Accrued interest receivable	2,023	2,023	—	2,023	—
Mortgage servicing rights	181	181	—	—	181
Other assets - Interest-bearing deposits	971	971	—	971	—
Financial Liabilities:
Deposits	$586,883	$535,808	$245,634	$290,174	$—
Advances from FHLB of New York	25,000	24,970	—	24,970	—
Other borrowed money	13,403	14,565	—	14,565	—
Accrued interest payable	1,086	1,086	—	1,086	—

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2018	2017	2018	2017
Non-interest income
In-scope of Topic 606
Depository fees and charges	$862	$817	$2,549	$2,563
Loan fees and service charges	102	171	223	396
Other non-interest income	15	36	48	73
Non-interest income (in-scope of Topic 606)	979	1,024	2,820	3,032
Non-interest income (out-of-scope of Topic 606)	348	322	890	662
Total non-interest income	$1,327	$1,346	$3,710	$3,694

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02, as augmented by ASU No. 2018-01, is effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ended March 31, 2020), including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," to clarify and correct unintended application of the guidance in ASU No. 2016-02. The amendments in this ASU affect aspects of the guidance and provide clarification to related topics such as 1) rate implicit in the lease; 2) reassessment of leases; 3) transition guidance; and 4) impairment of net investment in the lease. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Target Improvements," which provides guidance related to comparative reporting requirements for initial adoption. This amendment provides entities with another transition method, in addition to the modified retrospective approach, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, "Leases (Topic 842) Narrow-Scope Improvements for Lessors," which clarifies how to apply the leases standard when accounting for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. The Company currently expects that upon adoption of ASU 2016-02, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on management's review of the securities in the Company's portfolio at December 31, 2018, the adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fourth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2016. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $590.4 million in assets and 119 employees as of December 31, 2018.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of December 31, 2018, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at December 31, 2018, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1	$—	$—	$13,400	$13,400	$13,000	$400	$—	$—	$13,400
CDE 16, CDE 17	900	20,500	—	—	—	—	—	7,995	7,995
CDE 18	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,034	11,034	—	1	—	4,191	4,192
CDE 20	625	12,500	11,884	11,884	—	1	—	4,875	4,876
CDE 21	625	12,500	11,936	11,936	—	1	—	4,875	4,876
Total	$3,250	$69,500	$48,254	$48,254	$13,000	$403	$—	$27,105	$40,508

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank does not have any other securities that are classified as having other-than-temporary impairment in its investment portfolio at December 31, 2018.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance could subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, reducing the corporate income tax rate from a 35% maximum rate to 21% effective January 1, 2018. Given that the Company has fully reserved all but $212 thousand of its deferred tax asset, there is minimal impact to the financial statements.

On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for net deferred tax asset of $22.0 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has remained through March 31, 2017, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to received refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits, which at December 31, 2018 is the $212 thousand discussed above.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2018, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the three months ended December 31, 2018. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing regulatory guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2018.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home

Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $25.0 million, or 65.1%, to $13.4 million at December 31, 2018, compared to $38.4 million at March 31, 2018 due to the repayment of a $25.0 million FHLB long-term borrowing that matured during the first quarter. Due to the late filing of Carver's 2016 Form 10-K (as filed with the Securities and Exchange Commission on August 12, 2016), and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At December 31, 2018, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $49.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2018 and March 31, 2018, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $40.1 million and $134.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2018, total cash and cash equivalents decreased $94.5 million to $40.1 million at December 31, 2018, compared to $134.6 million at March 31, 2018, reflecting cash used in financing activities of $98.9 million and cash used in operating activities of $3.5 million, offset by cash provided by investing activities of $7.9 million. Net cash used in financing activities of $98.9 million resulted from net decreases in deposits of $73.9 million and repayment of a $25.0 million FHLB long-term borrowing that matured on May 30, 2018. The net decrease in deposits was primarily due to a strategic decision to not renew non-relationship institutional certificates of deposits as renewal rates exceeded the earnings rate on the Bank's cash deposit at the Federal Reserve. Net cash provided by investing activities of $7.9 million was primarily attributable to net loan principal repayments and redemption of the Bank's $9.2 million investment in a CRA mutual fund. This was partially offset by the purchase of investment securities. Net cash used in operating activities totaled $3.5 million.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ends on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of December 31, 2018, the Bank's capital conservation buffer ("buffer") was 1.875%, making its minimum CET1 plus buffer 6.375%, its minimum Tier 1 capital plus buffer 7.875% and its minimum total capital plus buffer 9.875%. Regardless of Basel III’s minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

The table below presents the capital position of the Bank at December 31, 2018:

	December 31, 2018
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$64,144	10.79%
Individual minimum capital requirement	53,525	9.00%
Minimum capital requirement	23,789	4.00%
Excess over individual minimum capital requirement	10,619	1.79%

Common equity Tier 1
Regulatory capital	$64,144	16.00%
Minimum capital requirement	18,042	4.50%
Excess	46,102	11.50%

Tier 1 risk-based capital
Regulatory capital	$64,144	16.00%
Minimum capital requirement	24,056	6.00%
Excess	40,088	10.00%

Total risk-based capital
Regulatory capital	$69,155	17.25%
Individual minimum capital requirement	48,111	12.00%
Minimum capital requirement	32,074	8.00%
Excess over individual minimum capital requirement	21,044	5.25%

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

At December 31, 2018, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.79%, Common Equity Tier 1 capital ratio of 16.00%, Tier 1 risk-based capital ratio of 16.00%, and a total risk-based capital ratio of 17.25%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At December 31, 2018, the Bank continues to service 111 loans with a principal balance of $19.3 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2018 (1)	$2,013
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(23)
Open claims as of December 31, 2018 (1)	$1,990
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $214 thousand as of December 31, 2018. The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2018:

$ in thousands	December 31, 2018
Representation and warranty repurchase reserve, March 31, 2018 (1)	$205
Net provision for repurchase losses (2)	9
Representation and warranty repurchase reserve, December 31, 2018 (1)	$214
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2018 and March 31, 2018

Assets

At December 31, 2018, total assets were $590.4 million, reflecting a decrease of $103.5 million, or 14.9%, from total assets of $693.9 million at March 31, 2018. The reduction is primarily attributable to a decrease in cash and cash equivalents of $94.5 million and a $50.0 million decrease in the loan portfolio, net of the allowance for loan losses. This was partially offset by a $41.3 million increase in the Bank's investment portfolio.

Total cash and cash equivalents decreased $94.5 million, or 70.2%, from $134.6 million at March 31, 2018 to $40.1 million at December 31, 2018, primarily due to the strategic management of intended deposit outflows during the period, as the decline in loan demand no longer warranted the maintenance of certain higher cost time deposits. A $50.3 million decline in the loan portfolio (see below) provided the additional funds required to repay a $25.0 million FHLB long-term borrowing and to produce a net increase of $41.3 million in the investment portfolio.

Total investment securities increased $41.3 million, or 56.7%, to $114.1 million at December 31, 2018, compared to $72.8 million at March 31, 2018. The Bank invested $16.5 million into U.S. Treasury securities and $40.0 million into agency and mortgage-backed securities in order to improve interest income and to diversify the Bank's available-for-sale investment portfolio. In addition, the Bank redeemed its $9.2 million investment in a CRA mutual fund during the third quarter.

Gross portfolio loans decreased $50.3 million, or 10.5%, to $427.4 million at December 31, 2018, compared to $477.8 million at March 31, 2018, due primarily to attrition and payoffs of non-owner occupied commercial real estate mortgage loans. The Bank has achieved its strategy of maintaining a concentration level of commercial real estate loans commensurate with its risk perspective.

Liabilities and Equity

Total liabilities decreased $99.4 million, or 15.5%, to $542.5 million at December 31, 2018, compared to $641.9 million at March 31, 2018, as a result of the Bank's managed decline in deposits and the repayment of borrowed funds.

Deposits decreased $73.9 million, or 12.6%, to $513.0 million at December 31, 2018, compared to $586.9 million at March 31, 2018, due primarily to declines in brokered certificate of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits. Also, balance sheet management called for a lower level of deposits due to weaker loan demand.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $25.0 million, or 65.1%, to $13.4 million at December 31, 2018, compared to $38.4 million at March 31, 2018 as the Bank repaid a FHLB long-term borrowing that matured on May 30, 2018.

Total equity decreased $4.1 million, or 7.8%, to $47.9 million at December 31, 2018, compared to $52.0 million at March 31, 2018. The reduction was due to a net loss of $4.4 million for the nine month period, offset by a $286 thousand in unrealized losses on securities available-for-sale.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of December 31, 2018:

$ in thousands
Commitments to fund mortgage loans	$2,085
Commitments to fund commercial and consumer loans	30
Lines of credit	3,884
Commitment to fund private equity investment	640
Total	$6,639

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2018 and 2017

Overview

The Company reported a net loss of $1.3 million for the three months ended December 31, 2018, compared to a net loss of $944 thousand for the comparable prior year quarter. For the nine months ended December 31, 2018, the Company reported a net loss of $4.4 million, compared to to a net loss of $2.2 million for the prior year period. The change in our results was primarily driven by lower net interest income and higher net occupancy and equipment expense, partially offset by recoveries of loan losses in the current period compared to a provision for loan loss in the prior year period.

The following table reflects selected operating ratios for the three and nine months ended December 31, 2018 and 2017 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2018		2017		2018		2017
Return on average assets (1)	(0.91)%		(0.58)%		(0.93)%		(0.44)%
Return on average stockholders' equity (2) (8)	(11.13)%		(8.08)%		(11.67)%		(6.36)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(10.59)%		(7.80)%		(11.08)%		(6.16)%
Net interest margin (3)	2.81%		2.91%		2.77%		3.02%
Interest rate spread (4)	2.58%		2.76%		2.54%		2.88%
Efficiency ratio (5)	130.37%		115.03%		127.52%		110.63%
Operating expenses to average assets (6)	4.77%		4.24%		4.47%		4.11%
Average stockholders' equity to average assets (7) (8)	8.18%		7.13%		7.95%		6.91%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.59%		7.39%		8.37%		7.13%
Average interest-earning assets to average interest-bearing liabilities	1.24	x	1.19	x	1.23	x	1.19	x

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2018	2017	2018	2017
Average Stockholders' Equity
Average Stockholders' Equity	$48,486	$46,711	$50,233	$45,687
Average AOCI	(2,465)	(1,686)	(2,647)	(1,474)
Average Stockholders' Equity, excluding AOCI	$50,951	$48,397	$52,880	$47,161

Return on Average Stockholders' Equity	(11.13)%	(8.08)%	(11.67)%	(6.36)%
Return on Average Stockholders' Equity, excluding AOCI	(10.59)%	(7.80)%	(11.08)%	(6.16)%

Average Stockholders' Equity to Average Assets	8.18%	7.13%	7.95%	6.91%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.59%	7.39%	8.37%	7.13%

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $0.6 million, or 12.6%, to $4.1 million for the three months ended December 31, 2018, compared to $4.7 million for the same quarter last year. Net interest income decreased $1.8 million, or 12.3%, to $12.9 million for the nine months ended December 31, 2018, compared to $14.7 million for the prior year period.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2018 and 2017. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended December 31,
	2018			2017
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$429,763	$4,640	4.32%	$508,977	$5,471	4.30%
Mortgage-backed securities	57,168	386	2.70%	45,717	238	2.08%
Investment securities	50,055	310	2.48%	12,841	77	2.40%
Equity securities (2)	3,501	10	1.13%	2,114	29	5.44%
Other investments and federal funds sold	41,714	220	2.09%	74,285	238	1.27%
Total interest-earning assets	582,201	5,566	3.82%	643,934	6,053	3.76%
Non-interest-earning assets	10,807			11,053
Total assets	$593,008			$654,987

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$24,953	$7	0.11%	$24,166	$4	0.07%
Savings and clubs	99,612	66	0.26%	100,465	61	0.24%
Money market	96,301	112	0.46%	105,606	122	0.46%
Certificates of deposit	232,613	1,070	1.82%	269,052	886	1.31%
Mortgagors deposits	2,235	8	1.42%	2,374	—	—%
Total deposits	455,714	1,263	1.10%	501,663	1,073	0.85%
Borrowed money	13,403	207	6.13%	38,729	291	2.98%
Total interest-bearing liabilities	469,117	1,470	1.24%	540,392	1,364	1.00%
Non-interest-bearing liabilities
Demand	59,143			56,832
Other liabilities	16,262			11,052
Total liabilities	544,522			608,276

Stockholders' equity	48,486			46,711
Total liabilities and equity	$593,008			$654,987
Net interest income		$4,096			$4,689

Average interest rate spread			2.58%			2.76%

Net interest margin			2.81%			2.91%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2018			2017
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$447,111	$14,757	4.40%	$524,133	$16,920	4.30%
Mortgage-backed securities	50,750	897	2.36%	47,315	733	2.07%
Investment securities	42,695	759	2.37%	13,241	228	2.30%
Restricted cash deposit	—	—	0.03%	93	—	0.03%
Equity securities (2)	5,198	32	0.82%	2,219	79	4.73%
Other investments and federal funds sold	76,299	1,161	2.02%	62,477	603	1.28%
Total interest-earning assets	622,053	17,606	3.77%	649,478	18,563	3.81%
Non-interest-earning assets	9,659			11,993
Total assets	$631,712			$661,471

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$24,746	$23	0.12%	$26,298	$12	0.06%
Savings and clubs	101,360	200	0.26%	101,559	184	0.24%
Money market	99,175	345	0.46%	113,699	421	0.49%
Certificates of deposit	259,470	3,417	1.75%	261,854	2,314	1.17%
Mortgagors deposits	2,273	28	1.64%	2,418	30	1.65%
Total deposits	487,024	4,013	1.09%	505,828	2,961	0.78%
Borrowed money	18,767	683	4.83%	40,487	873	2.86%
Total interest-bearing liabilities	505,791	4,696	1.23%	546,315	3,834	0.93%
Non-interest-bearing liabilities
Demand	59,415			56,999
Other liabilities	16,273			12,470
Total liabilities	581,479			615,784

Stockholders' equity	50,233			45,687
Total liabilities and equity	$631,712			$661,471
Net interest income		$12,910			$14,729

Average interest rate spread			2.54%			2.88%

Net interest margin			2.77%			3.02%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $0.5 million, or 8.0%, to $5.6 million for the three months ended December 31, 2018, compared to $6.1 million for the prior year quarter. For the nine months ended December 31, 2018, interest income decreased $1.0 million, or 5.2%, to $17.6 million compared to $18.6 million for the prior year period. Interest income on loans decreased $0.8 million, or 15.2%, for the three months ended December 31, 2018 due to a decrease in average balances in the current period of $79.2 million. For the nine months ended December 31, 2018, interest income on loans decreased $2.2 million, or 12.8%, comprised of a decrease of $2.6 million due to a decrease in average balances in the current period of $77.0 million, which was partially offset by a current period increase of $0.4 million due to a 10 basis-point improvement in the overall yield. The decrease in the average loans outstanding is a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal year. The loss in loan interest income was partially offset by increases in interest on securities due to new investment purchases, and interest on money market investments attributed to interest earned on the Bank's interest-bearing accounts at the Federal Home Loan Bank and the Federal Reserve Bank.

Interest Expense

Interest expense increased $0.1 million, or 7.8%, to $1.5 million for the three months ended December 31, 2018, compared to $1.4 million for the prior year quarter. For the nine months ended December 31, 2018, interest expense increased $0.9 million, or 22.5%, to $4.7 million compared to the prior year period. Interest expense on deposits increased $0.2 million, or 17.7%, and $1.1 million, or 35.5%, for the three and nine months ended December 31, 2018, respectively, primarily due to higher rates on certificates of deposit. Interest expense on borrowings decreased from the prior periods despite an increase in the cost to borrow, due to a decrease in average borrowings during the current year-to-date periods.

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

The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2018 and 2017 and the fiscal year ended March 31, 2018:

$ in thousands	Nine Months Ended December 31, 2018	Fiscal Year Ended March 31, 2018	Nine Months Ended December 31, 2017
Beginning Balance	5,126	$5,060	$5,060
Less: Charge-offs	(1,093)	(314)	(211)
Add: Recoveries	1,047	245	91
(Recovery of) provision for Loan Losses	(278)	135	130
Ending Balance	$4,802	$5,126	$5,070

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	(0.01)%	(0.01)%	(0.03)%
Allowance to total loans	1.12%	1.07%	1.02%
Allowance to non-performing loans	48.43%	76.94%	80.41%

The Company recorded a $332 thousand recovery of loan loss for the three months ended December 31, 2018, compared to a $6 thousand provision for loan loss for the prior year quarter. Net recoveries of $342 thousand were recognized during the third quarter, compared to net chargeoffs of $62 thousand for the prior year quarter. For the nine months ended December 31, 2018, the Company recorded a $278 thousand recovery of loan loss, compared to a $130 thousand provision for loan loss for the prior year period. Net chargeoffs of $46 thousand were recognized for the nine months ended December 31, 2018, compared to net chargeoffs of $120 thousand in the prior year period.

At December 31, 2018, nonaccrual loans totaled $9.9 million, or 1.7% of total assets, compared to $6.7 million, or 1.0% of total assets at March 31, 2018. The ALLL was $4.8 million at December 31, 2018, which represents a ratio of the ALLL to nonaccrual loans of 48.4% compared to a ratio of 76.9% at March 31, 2018. The ratio of the allowance for loan losses to total loans was 1.12% at December 31, 2018, compared to 1.07% at March 31, 2018.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a minimum of six months. At December 31, 2018, loans classified as TDR totaled $5.5 million, of which $2.3 million were classified as performing. At March 31, 2018, loans classified as TDR totaled $5.7 million, of which $3.8 million were classified as performing.

At December 31, 2018, non-performing assets totaled $10.4 million, or 1.8% of total assets compared to $7.8 million, or 1.1% of total assets at March 31, 2018. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,508	$4,709	$4,809	$4,561	$4,598
Multifamily	2,708	2,328	2,436	964	897
Commercial real estate	1,233	489	495	502	508
Business	1,467	1,819	2,132	635	302
Total nonaccrual loans	9,916	9,345	9,872	6,662	6,305
Other non-performing assets (2):
Real estate owned	453	262	552	1,145	1,200
Loans held-for-sale	—	—	—	—	—
Total other non-performing assets	453	262	552	1,145	1,200
Total non-performing assets (3)	$10,369	$9,607	$10,424	$7,807	$7,505

Non-performing loans to total loans	2.32%	2.17%	2.18%	1.39%	1.27%
Non-performing assets to total assets	1.76%	1.56%	1.63%	1.13%	1.14%
Allowance to total loans	1.12%	1.11%	1.15%	1.07%	1.02%
Allowance to non-performing loans	48.43%	51.28%	52.54%	76.94%	80.41%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2018, there were $2.3 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2018, the Bank had $5.4 million in subprime loans, or 1.3% of its total loan portfolio, of which $1.6 million are non-performing loans.

Non-Interest Income

Non-interest income decreased $19 thousand, or 1.4%, and increased $16 thousand, or 0.4%, for the three and nine months ended December 31, 2018, respectively, compared to the prior year periods. Non-interest income for the current period included a higher deferred gain recognized on building sale compared to the prior periods due to the sale of the Bank's Harlem headquarters during fiscal year 2018. This was offset by lower gains on sales of real estate owned recognized: $0.1 million and $0.2 million for the three and nine months ended December 31, 2018, respectively, compared to $0.2 million and $0.3 million for the prior year periods. For the nine months ended December 31, 2018, loss on investments related to the Bank's investment in the CRA mutual fund totaled $0.1 million. The Bank recognized a $27 thousand loss on the redemption of this investment during the third quarter of fiscal 2019. In addition, other non-interest income decreased from the prior year comparative periods due to the exiting of NMTC projects.

Non-Interest Expense

Non-interest expense increased $0.1 million, or 1.8%, to $7.1 million for the three months ended December 31, 2018, compared to $6.9 million for the prior year quarter. For the nine months ended December 31, 2018, non-interest expense increased $0.8 million, or 4.0%, to $21.2 million, compared to $20.4 million for the prior year period. Net occupancy expense increased $0.6 million on a year-to-date basis as the Company began making lease payments on its Main Office branch in conjunction with the sale/leaseback of its administrative headquarters in February 2018, in addition to one-time costs associated with the move into its new administrative headquarters. Equipment and data processing costs for the nine month period increased $0.3 million for the same reasons. In addition, non-interest expense included the recognition of $0.5 million for a loss related to a wire fraud during the current quarter. Management is pursuing various avenues of recovery, but cannot yet reliably determine the amount of recovery, if any, that can reasonably be expected. Any recoveries realized will be recognized as received. These increases were partially offset by lower employee compensation and benefits and consulting fees compared to the prior year periods.

Income Tax Expense

For the three months ended December 31, 2018, income tax expense was $34 thousand, compared to $31 thousand for the prior year quarter. For the nine months ended December 31, 2018, income tax expense was $100 thousand, compared to $91 thousand for the prior year period.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2018, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2018, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's third quarter ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended December 31, 2018.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended December 31, 2018.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2018 (unaudited) and March 31, 2018; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2018 and 2017 (unaudited); (iv) Consolidated Statements of Changes in Equity for the nine months ended December 31, 2018 and 2017 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	February 14, 2019	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2019	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)