Form 10-K
period 2019-03-31
CARVER BANCORP INC
filed 2019-06-28
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of March 31, 2019 there were 3,698,784 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2018 (based on the closing sales price of $4.31 per share of the registrant's common stock on September 28, 2018) was approximately $15,941,759.

CARVER BANCORP, INC.
2019 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to Carver Bancorp, Inc.'s (the "Company" or "Carver") financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include but are not limited to the following:

•
the ability of Carver Federal Savings Bank to comply with the Formal Agreement (“Agreement”) between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expenses and net income;

•
the ability of the Company to obtain approval from the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”) to distribute all future interest payments owed to the holders of the Company's subordinated debt securities;

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

•
restrictions set forth in the terms of the Series D preferred stock and in the exchange agreement with the United States Department of the Treasury (the “Treasury”) that may limit our ability to raise additional capital;

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

•
legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to new capital regulations, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in the level of government support of housing finance;

•	changes to state rent control laws, which may impact the credit quality of multifamily housing loans;

•	our ability to control costs and expenses;

•	risks related to a high concentration of loans to borrowers secured by property located in our market area;

•	changes in interest rates, which may reduce net interest margin and net interest income;

•	increases in competitive pressure among financial institutions or non-financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	technological changes that may be more difficult to implement or more costly than anticipated;

•	changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that approximately 75% of originated and purchased loans were within Carver Federal assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $563.7 million in assets and 114 employees as of March 31, 2019.

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

Carver Federal offers loan products covering a variety of asset classes, including commercial and multifamily mortgages, and business loans.  The Bank finances mortgage and loan products through deposits or borrowings.  Funds not used to originate commercial mortgages and loans are invested primarily in U.S. government agency securities and mortgage-backed securities.

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

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2019, all three award allocations have been fully utilized in qualifying projects. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements for additional details on the NMTC activities.

GENERAL

Carver Bancorp, Inc.

The Company is the holding company for Carver Federal and its other active direct subsidiary, Carver Statutory Trust I (the “Trust”), a Delaware trust.

The principal business of the Company consists of the operation of its wholly-owned subsidiary, the Bank. The Company's administrative offices are located at 1825 Park Avenue, New York, New York 10034. The home office of the Bank is located at 75 West 125th Street, New York, New York 10027. The Company's telephone number is (718) 230-2900.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2019, this subsidiary had $2.3 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2019, CAC owned mortgage loans carried at approximately $12.5 million and total assets of $129.3 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). Debenture interest payments on the Carver Statutory Trust I capital securities have been deferred beginning with the December 2016 payment, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. The total amount of deferred interest was $1.7 million at March 31, 2019.

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

Personnel

At fiscal year end 2019, the Company had 114 employees. None of the Company's employees are a member of a collective bargaining agreement.

Available Information

The Company makes available on or through its internet website, http://www.carverbank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  Such reports are available free of charge and as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).  The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage loans originated by the Bank's lending teams and secured by commercial real estate including multifamily property and construction loans. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth objectives and improve geographic diversity.

In recent years, Carver Federal had focused on the origination of commercial real estate loans, primarily multifamily and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. Due to the overall improvement in the loan portfolio, the Bank was able to recover provisions for loan losses in years 2013 to 2015. However, the greater risk associated with commercial real estate, particularly multifamily residential loans, as well as the growth in this type of loan, had required the Bank to increase its provisions for loan losses in fiscal years 2016 to 2018. In fiscal year 2019, the Bank's recoveries on previously charged off loans exceeded its chargeoffs to such an extent that additional provisions were not necessary. The Bank could be required to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. Per the requirements of the Formal Agreement, the Bank has reduced its commercial real estate loan concentration as a percentage of risk-based capital to a level well below that mandated by its regulators.

Loan Portfolio Composition. Total loans receivable decreased $48.4 million, or 10.2%, to $425.8 million at March 31, 2019, compared to $474.2 million at March 31, 2018. Although total loans decreased, Carver Federal's total loans receivable as a percentage of total assets increased to 75.5% at March 31, 2019, compared to 68.3% at March 31, 2018.

The following is a summary of loans receivable, net of allowance for loan losses, as of:

	March 31, 2019		March 31, 2018		March 31, 2017		March 31, 2016		March 31, 2015
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$108,363	25.5%	$121,233	25.6%	$132,679	24.5%	$141,229	24.2%	$125,549	26.0%
Multifamily	86,177	20.2%	103,887	21.9	87,824	16.2	94,210	16.1	93,692	19.4
Commercial real estate	130,812	30.7%	141,835	29.9	241,794	44.7	272,427	46.7	186,504	38.7
Construction	—	—%	—	—	4,983	0.9	5,033	0.9	5,107	1.1
Business	96,430	22.7%	102,004	21.5	65,151	12.0	71,038	12.2	70,765	14.7
Consumer and other (1)	4,023	0.9%	5,238	1.1	8,994	1.7	42	—	434	0.1
Total loans receivable	$425,805	100.0%	$474,197	100.0%	$541,425	100.0%	$583,979	100.0%	482,051	100.0%

Unamortized premiums, deferred costs and fees, net	3,023		3,556		4,127		4,649		1,711

Allowance for loan losses	(4,646)		(5,126)		(5,060)		(5,232)		(4,428)
Total loans receivable, net	$424,182		$472,627		$540,492		$583,396		$479,334

(1)	Includes personal loans

One-to-four Family Residential Lending. Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The Bank did not purchase any one-to-four family loans during fiscal years 2019 and 2018. In fiscal 2017, the Bank purchased $13.9 million of one-to-four family loans. Approximately 18.7% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2019 were adjustable rate and approximately 81.3% were fixed-rate. One-to-four family residential real estate loans decreased $12.9 million, or 10.6%, to $108.4 million at March 31, 2019, compared to $121.2 million at March 31, 2018.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2019, the Bank, through its sub-servicer, serviced $18.8 million in loans for FNMA and $561 thousand for other third parties. The Bank has recorded $180 thousand in related mortgage servicing rights.

The retention of adjustable-rate loans in Carver Federal's portfolio helps reduce Carver Federal's exposure to increases in prevailing market interest rates. However, there are credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect to an extent.

The Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2019, the Bank had $5.4 million in subprime loans, or 1.3% of its total loan portfolio, of which $1.6 million are non-performing loans.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio decreased $17.7 million, or 17.0%, to $86.2 million in fiscal 2019, or 20.2% of Carver Federal's total loan portfolio at March 31, 2019.

In making multifamily real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's multifamily real estate product guidelines generally require that the maximum loan-to-value ("LTV") at origination not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on multifamily real estate loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily real estate loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25-, or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms. Personal guarantees may be obtained for additional security from these borrowers.

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

At March 31, 2019, commercial real estate mortgage loans totaled $130.8 million, or 30.7% of the total loan portfolio. This balance reflects a year-over-year decrease of $11.0 million, or 7.8%, as the targeted reduction of the Bank's concentration in commercial real estate mortgage loans, which occurred in fiscal years 2017 and 2018, affected the Bank's ability to originate new loans in fiscal year 2019.

The Bank offers 5-year terms for our commercial mortgages. At times, we can offer greater than 5 years for terms of up to 15 years and amortization schedules up to 25 years; however, the interest rate always resets every 5 years. Interest rates currently offered by the Bank are adjusted at the beginning of each adjustment period and generally are based upon a fixed spread above the FHLB-NY corresponding regular advance rate.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2019, loans to churches totaled $10.2 million, or 2.4% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently seven church loans in the Bank's loan portfolio.

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

At March 31, 2019, the Bank had no construction loans outstanding. At this time, the Bank is not actively engaged in the origination or purchase of construction loans.

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio decreased $5.6 million to $96.4 million, comprising 22.6% of the Bank's gross loan portfolio in fiscal 2019. In a strategic attempt to diversify the Bank's loan portfolio, Carver Federal demonstrated a renewed emphasis on C&I lending, placing particular focus on organic loan growth through the financing of local entrepreneurs during fiscal years 2018 and 2019. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in educational, health care, personal services, and light industrial and wholesale segments. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory.

Consumer and Other Loans. At March 31, 2019, the Bank had $4.0 million in consumer and other loans, or 0.9%, of the Bank's gross loan portfolio, primarily comprised of $4.7 million of guaranteed graduate medical student loans purchased in fiscal 2017.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2019, the maximum loans-to-one-borrower under this test was $10.2 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $27.2 million in fiscal 2019 compared to $21.0 million in fiscal 2018. There were no loan purchases during fiscal years 2019 and 2018.

The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2019		2018		2017
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$—	—%	$—	—%	$—	—%
Multifamily	1,700	6.2%	300	1.4%	—	—%
Commercial real estate	9,319	34.2%	4,067	19.4%	25,153	42.3%
Business	15,769	57.9%	15,613	74.3%	11,268	19.0%
Consumer and others (1)	450	1.7%	1,032	4.9%	498	0.8%
Total loans originated	27,238	100.0%	21,012	100.0%	36,919	62.1%
Loans purchased (2)	—	—%	—	—%	22,484	37.8%
Total loans originated and purchased	27,238	100%	21,012	100%	59,403	100%
Loans sold (3)	(1,738)		(2,436)		(12,049)
Net additions to loan portfolio	$25,500		$18,576		$47,354

(1)	Comprised of personal loans.

(2)	Comprised of one-to-four family residential and student loans with a net book value of $22.5 million purchased from a third party in 2017.

(3)	Comprised of primarily multifamily and one-to-four family loans in 2019, student loans in 2018, and commercial and business loans in 2017.

Loans purchased by the Bank entail certain risks not necessarily associated with loans the Bank originates. The Bank's purchased loans are generally acquired without recourse to the seller, with certain exceptions related to the seller's compliance with representations and warranties, and in accordance with the Bank's underwriting criteria for originations. In addition, purchased loans have a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates, that may differ from those offered at that time by the Bank. The Bank initially seeks to purchase loans in its market area. However, the Bank may purchase loans secured by property outside its market area to meet its financial objectives. The market areas in which the properties that secure the purchased loans are located may differ from Carver Federal's market area and may be subject to economic and real estate market conditions that may significantly differ from those experienced in Carver Federal's market area. There can be no assurance that economic conditions in these out-of-state markets will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2019 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$1	$1,151	$107,211	$108,363
Multifamily	9,909	43,358	32,910	86,177
Commercial real estate	18,868	63,940	48,004	130,812
Business	11,925	55,763	28,742	96,430
Consumer	3,753	270	—	4,023
Total	$44,456	$164,482	$216,867	$425,805

The following table sets forth as of March 31, 2019, amounts in each loan category that are contractually due after March 31, 2020 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2020
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$88,145	$20,217	$108,362
Multifamily	12,292	63,976	76,268
Commercial real estate	23,827	88,117	111,944
Business	17,816	66,689	84,505
Consumer	270	—	270
Total	$142,350	$238,999	$381,349

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are typically placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2019, loans classified as TDR totaled $5.4 million, of which $2.2 million were classified as performing.

The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2019	2018	2017	2016	2015
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,488	$4,561	$3,899	$2,947	$3,664
Multifamily	3,214	964	1,602	1,769	1,053
Commercial real estate	476	502	993	5,338	2,817
Business	2,051	635	1,922	3,896	861
Consumer	65	—	2	—	—
Total nonaccrual loans	10,294	6,662	8,418	13,950	8,395

Other non-performing assets (2)
Real estate owned	404	1,145	990	1,008	4,341
Loans held-for-sale	—	—	944	2,436	2,665
Total other non-performing assets	404	1,145	1,934	3,444	7,006
Total non-performing assets (3)	$10,698	$7,807	$10,352	$17,394	$15,401

Non-performing loans to total loans	2.40%	1.39%	1.54%	2.37%	1.74%
Non-performing assets to total assets	1.90%	1.13%	1.50%	2.35%	2.28%

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

(3)
Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $3.2 million at 2019, $1.9 million at 2018, $2.5 million at 2017, $2.2 million at 2016, and $3.6 million at 2015. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $2.2 million at 2019, $3.8 million at 2018, $3.9 million at 2017, $5.6 million at 2016, and $4.6 million at 2015.

At March 31, 2019, total non-performing assets increased by $2.9 million, or 37.0%, to $10.7 million, compared to $7.8 million at March 31, 2018 as a result of a $3.6 million increase in nonaccrual loans, partially offset by a $741 thousand decrease in real estate owned, year over year. Nonaccrual loans at March 31, 2019 consisted of sixteen one-to-four family loans, nine small business and SBA loans, five multifamily loans, four commercial real estate loans, and three consumer loans. The increase in delinquent loans from the prior year is primarily due to an increase in impaired business and multifamily loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2019 includes real estate owned assets consisting of four properties foreclosed upon. At March 31, 2019, Carver had 14 loans secured by one-to-four family residential real estate properties in the process of foreclosure with a total outstanding balance of $4.2 million.

Although we believe that substantially all risk elements at March 31, 2019 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

Asset Classification and Allowances for Losses. Federal regulations and the Bank's policies require the classification of assets on the basis of credit quality on a quarterly basis. An asset is classified as “substandard” if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or the current value of the collateral pledged, if any. An asset is classified as “doubtful” if full collection is highly questionable or improbable. An asset is classified as “loss” if it is considered uncollectible, even if a partial recovery could be expected in the future.  The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant substandard classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.  Assets classified as substandard or doubtful result in a higher level of allowances for loan losses recorded in accordance with ASC Subtopic 450-20 “Loss Contingencies.” If an asset or portion thereof is classified as a loss, a savings institution must charge off any amount exceeding the fair value of collateral pursuant to loan impairment guidance in ASC Section 310-10-35. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OCC Regional Director.

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

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans, or other real estate owned ("OREO"), at fair value less estimated selling costs.  Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller.  Any amount of cost in excess of fair value is charged off against the allowance for loan losses prior to the transfer of the property into OREO.  Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure.  Subsequent to taking possession of the property, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded, providing the Bank did not provide financing for the sale.

The following table sets forth an analysis of Carver Federal's allowance for loan losses at and for the years ended March 31:

$ in thousands	2019	2018	2017	2016	2015
Balance at beginning of year	$5,126	$5,060	$5,232	$4,428	$7,366
Less Charge-offs:
One-to-four family	(151)	(96)	(106)	(389)	(687)
Multifamily	(164)	(104)	(338)	(340)	(132)
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Business	(964)	(81)	—	(176)	(320)
Consumer and other	(19)	(33)	(85)	(517)	(498)
Total Charge-offs	$(1,298)	$(314)	$(529)	$(1,422)	$(1,637)
Add Recoveries:
One-to-four family	190	—	—	113	380
Multifamily	158	131	—	—	82
Commercial real estate	—	20	20	9	256
Construction	—	—	—	—	—
Business	705	87	304	578	816
Consumer and other	35	7	4	31	7
Total Recoveries	$1,088	$245	$328	$731	$1,541
Net loans charged off	(210)	(69)	(201)	(691)	(96)
Provision for (recovery of) losses	(270)	135	29	1,495	(2,842)
Balance at end of year	$4,646	$5,126	$5,060	$5,232	$4,428

Ratios:
Net charge-offs to average loans outstanding	(0.05)%	(0.01)%	(0.04)%	(0.13)%	(0.02)%
Allowance to total loans	1.08%	1.07%	0.93%	0.89%	0.92%
Allowance to non-performing loans	45.13%	76.94%	60.11%	37.51%	52.75%

The following table allocates the allowance for loan losses by asset category at March 31:

	2019		2018		2017		2016		2015
$ in thousands	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL
One-to-four family	$1,274	27.4%	$1,210	23.6%	$1,663	32.9%	$1,697	32.4%	$1,970	44.5%
Multifamily	885	19.1%	1,819	35.5%	1,213	24.0%	622	11.9%	502	11.3%
Commercial real estate	766	16.5%	1,052	20.5%	1,496	29.6%	1,808	34.6%	1,029	23.2%
Construction	—	0.0%	—	0.0%	106	2.1%	62	1.2%	99	2.2%
Business	1,330	28.6%	1,003	19.6%	573	11.3%	1,022	19.5%	813	18.4%
Consumer and other	154	3.3%	18	0.4%	9	0.2%	21	0.4%	15	0.3%
Unallocated	237	5.1%	24	0.5%	—	0.0%	—	0.0%	—	0.0%
Total Allowance	$4,646	100%	$5,126	100%	$5,060	100%	$5,232	100%	$4,428	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2019, the Bank had no securities classified as trading.  At March 31, 2019, $79.8 million, or 87.3% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $11.1 million, or 12.2%, were classified as held-to-maturity.

The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2019, categorized by remaining period to contractual maturity:

	Due < 1 Year			Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$—	$—	—%	$1,725	$1,642	1.87%	$2,718	$2,740	2.64%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	697	680	1.43%	10,407	10,345	2.89%
Federal National Mortgage Association	—	—	—%	2,114	2,040	1.73%	3,136	3,101	2.28%	21,844	21,467	2.58%
Other	—	—	—%	—	—	—%	—	—	—%	—	—	—%
Total mortgage-backed securities	—	—	—%	2,114	2,040	1.73%	5,558	5,423	2.05%	34,969	34,552	2.68%
U.S. Government Agency Securities	—	—	—%	4,145	4,086	1.70%	10,188	10,177	3.27%	18,757	18,590	2.90%
Corporate Bonds	1,005	999	1.65%	2,020	1,989	1.76%	2,029	1,989	2.79%	—	—	—%
Total available-for-sale	$1,005	$999	1.65%	$8,279	$8,115	1.72%	$17,775	$17,589	2.84%	$53,726	$53,142	2.76%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	—	—	—%	$—	$—	—%	$492	$501	3.58%	$722	$753	4.34%
Federal National Mortgage Association	—	—	—%	4,555	4,530	2.40%	2,889	2,858	2.42%	1,479	1,448	2.15%
Total held-to-maturity mortgage-backed securities	—	—	—%	4,555	4,530	2.40%	3,381	3,359	2.59%	2,201	2,201	2.87%
Corporate Bonds	—	—	—%	—	—	—%	1,000	1,017	5.75%	—	—	—%
Total held-to-maturity	$—	$—	—%	$4,555	$4,530	2.40%	$4,381	$4,376	3.31%	$2,201	$2,201	2.87%

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

Mortgage-backed securities constituted 9.3% of total assets at March 31, 2019, compared to 6.2% at March 31, 2018. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA, FHLMC participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC certificates are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2019, constituted $3.6 million, or 7.0%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at March 31, 2019.

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

Deposits.  Carver Federal attracts deposits from consumers, businesses, non-profit organizations and public entities through its eight branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 91 days to five years.  Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.  Carver Federal also offers Individual Retirement Accounts.  Carver Federal's policies are designed primarily to attract deposits from local residents and businesses through the Bank's branches.  Carver Federal also holds deposits from various governmental agencies or authorities and corporations.

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2019, Carver had a total of $85.0 million in brokered deposits, compared to $126.4 million as of March 31, 2018.

As of March 31, 2019, the Bank has $48.3 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $48.2 million as of March 31, 2018. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

Borrowed Funds.  While deposits are the primary source of funds for Carver Federal's lending, investment and general operating activities, Carver Federal is authorized to use advances from the FHLB-NY and securities sold under agreements to repurchase (“Repos”) from approved primary dealers to supplement its supply of funds and to meet deposit withdrawal requirements.  The FHLB-NY functions as a central bank providing credit for savings institutions and certain other member financial institutions.  As a member of the FHLB system, Carver Federal is required to own stock in the FHLB-NY and is authorized to apply for advances.  Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities.  Advances from the FHLB-NY are secured by Carver Federal's stock in the FHLB-NY and a pledge of Carver Federal's mortgage loan and mortgage-backed and agency securities portfolios. The Bank takes into consideration the term of borrowed money with the repricing cycle of the mortgage loans on the balance sheet.  At March 31, 2019, Carver had $8.0 million in FHLB-NY advances outstanding.

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR, with a rate of 5.7% at March 31, 2019. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval.

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

On May 24, 2016, the Bank entered into a Formal Agreement (the "Agreement") with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Formal Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359.

General

The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OCC. The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”), and is a member of the FHLB. The Bank must file reports with the OCC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the FRB and is required to file certain reports with, and otherwise comply with, the rules and regulations of the FRB and of the SEC under the federal securities laws. The OCC periodically performs safety and soundness examinations of the Bank and tests compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

The Dodd-Frank Act, among other things, also required changes in the way that institutions were assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required that originators of securitized loans retain a percentage of the risk for the transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees, reduced the federal preemption afforded to federal savings associations and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contained delayed effective dates and/or required the issuance of regulations. As a result, it will be some time before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Bank and the Company.

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

Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and are consistent with Carver Federal's risk profile. At March 31, 2019, Carver Federal exceeded the capital regulatory requirements and its Individual Minimum Capital Requirements with a common equity Tier 1 ratio of 15.39%, Tier 1 leverage ratio of 10.77%, total risk-based capital ratio of 16.58% and a Tier 1 risk-based capital ratio of 15.39%.

The OCC and the other federal bank regulatory agencies issued a final rule effective January 1, 2015 that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule generally applies to all depository institutions, and top-tier bank and savings and loan holding companies with total consolidated assets of $3 billion or more. Among other things, the rule established a minimum Common Equity Tier 1 (CET1) capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Carver Federal has chosen to opt-out. Additional constraints are also imposed on the inclusion in regulatory capital of certain mortgage-servicing assets, deferred tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. As noted, the final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement was phased in annually beginning January 1, 2016. On January 1, 2019, the full capital conservation buffer requirement of 2.5% became effective. The final rule adjusted the prompt corrective action categories described above to incorporate the increased capital standards and established the "well-capitalized" threshold described above.

Legislation enacted in May 2018 requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting the specified requirement and electing the alternative framework will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements and the prompt corrective action categories would be adjusted accordingly. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators and the regulators proposed a rule in December 2018 that would set the community bank leverage ratio at 9%.

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

TARP

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorizes the U.S. Department of the Treasury (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”) to purchase certain troubled assets from financial institutions, including banks and thrifts.  Under the TARP, the Treasury could purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, or FRB, determined the purchase of which is necessary to promote market stability.  In the case of a publicly-traded financial institution that sold troubled assets into the TARP, the Treasury must have received a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agreed not to exercise voting power, subject to certain de minimis exceptions.  In addition, all financial institutions that sold troubled assets to the TARP and met certain conditions were also subject to certain executive compensation restrictions, which differed depending on how the troubled assets were acquired under the TARP.

On October 14, 2008, the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP CPP"), the Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury held equity issued under the TARP CPP.  On January 20, 2009, the Company announced that it completed the sale of $18.98 million in preferred stock to the Treasury in connection with Carver's participation in the TARP CPP. Importantly, Carver is exempt from the requirement to issue a warrant to the Treasury to purchase shares of common stock, as the Bank is a certified Community Development Financial Institution (“CDFI”) conducting most of its depository and lending activities in disadvantaged communities. Therefore, the investment did not dilute common stockholders. As a participant in TARP CPP, the Company was subject to certain obligations currently in effect, such as compensation restrictions, a luxury expenditure policy, the requirement the Company include a “say on pay” proposal in the proxy statement and certain certifications. The Company was also subject to additional restrictions or obligations as may be imposed under TARP CPP for as long as the Company participates in TARP CPP.

The Treasury announced in February 2010 the implementation of the Community Development Capital Initiative (“CDCI”). This new capital program invested lower cost capital in CDFIs that lend to small businesses in the country's most economically depressed communities. CDFI banks and thrifts are eligible to receive investments of capital with an initial dividend rate of 2%, compared to the 5% rate offered under the CPP. CDFIs could apply to receive capital up to 5% of risk-weighted assets. To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate increased to 9% after eight years, compared to five years under TARP preferred stock. On August 27, 2010, Carver completed with the Treasury the exchange of the $18.98 million of TARP preferred stock for an equivalent amount of CDCI Series B preferred stock. As stated above, on October 28, 2011, the U.S. Treasury exchanged the CDCI Series B preferred stock for 2,321,286 shares of Company common stock.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2019, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $10.2 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2019, the Bank maintained approximately 98.8% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination conducted in January 2019.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits were $5.0 million and there was 1 related party loan totaling $80 thousand at March 31, 2019.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2019, Carver paid $314 thousand in regulatory assessments.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2010. The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% 5o 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. The FDIC has indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for their portion of assets that contributed to raising the reserve ratio from 1.15% to 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. For fiscal 2019, Carver paid $638 thousand in FDIC insurance.

Anti-Money Laundering and Customer Identification

  The Bank is subject to federal regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act (BSA), Title III of the USA PATRIOT Act took measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the United States Commodity Exchange Act of 1936, as amended.

Title III of the USA PATRIOT Act and the related federal regulations imposed the following requirements with respect to financial institutions:

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

In addition, bank regulators were directed to consider a holding company's effectiveness in combating money laundering when ruling on certain corporate applications.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the eleven regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2019 of $926 thousand.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $42 thousand and $109 thousand for fiscal years 2019 and 2018, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2019 was 6.4%.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily interest-bearing checking and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $16.3 million and $124.2 million (subject to adjustment annually by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustment annually by the FRB) is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information.  These regulations implement certain provisions of the Gramm-Leach-Bliley Act, as amended ("GLB").  The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities.  The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.  The Bank has a policy to comply with the foregoing guidelines.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable within Tier 1 capital by bank holding companies within certain limits, are no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to savings and loan holding companies. However, pursuant to subsequent legislation, the FRB extended the applicability of the “Small Bank Holding Company” exception of its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are not subject to the capital requirements unless otherwise advised by the FRB. Additional subsequent legislation directed the Federal Reserve Board to expand the applicability of the exception to holding companies up to $3.0 billion in consolidated assets; that change was effective in August 2018.

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

The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, approximately 1.2 times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 21% federal corporate income tax rate.

In December 2017, "The Tax Cuts and Jobs Act" was signed into law. At March 31, 2018, the Company made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate.  The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $0.3 million for alternative minimum tax credits which, under the new tax law, are refundable.  As of March 31, 2019, the valuation allowance was reduced by $170 thousand, the amount of the AMT credits.

State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable net assets allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2019. In addition, New York State imposes a tax surcharge of 28% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2019, the New York State franchise tax rate computed on capital was 0.075%.

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

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2019, the New York City banking corporation tax rate computed on capital is 0.15%. On April 13, 2015, New York State legislation was signed changing the New York City tax law to conform to the New York State law that was adopted in 2014, with some minor differences.
As a result of the impact of the 2014 legislation effecting both the New York State and New York City tax law, there was a decrease to the Company's gross deferred tax asset of $1.2 million in fiscal 2015 with no impact to current income due to the full valuation allowance.

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

In response to improving economic conditions, the FRB’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 2.25% - 2.50% that was in effect at March 31, 2019.  Given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

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

Changes to LIBOR may adversely impact the interest rate paid on our subordinated notes, and may also impact some of our assets.

On July 27, 2017, the U.K Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our subordinated notes.

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $130.8 million, or 30.7% of our loan portfolio at March 31, 2019. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

At March 31, 2019, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $24.1 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $23.9 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

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

The Bank currently conducts its business through one administrative office and eight branches (including the Harlem West 125th Street Main branch) and three separate ATM locations. During fiscal year 2018, the Bank entered into a sale and leaseback transaction of its Harlem headquarters location. The Bank leased a portion of the property to continue to maintain its Main Office branch at the same location, and the administrative offices were relocated to a nearby facility. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2019.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2021
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2024
Bradhurst Branch	300 West 145th Street	New York, NY	2004	Leased	1/2020
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2022
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2023

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2020

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2024
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	3/2020

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2019, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011. The stock had been listed on the Nasdaq Global Market under the symbol “CARV” since July 10, 2008. At March 31, 2019, there were 3,698,784 shares of common stock outstanding, held by 591 stockholders of record.  The following table shows the high and low per share sales prices of the common stock and the dividends declared for the quarters indicated.

	High	Low	Dividend		High	Low	Dividend
Fiscal Year 2019				Fiscal Year 2018
June 30, 2018	$11.94	$2.51	$—	June 30, 2017	$6.61	$3.11	$—
September 30, 2018	$7.50	$3.40	$—	September 30, 2017	$3.45	$2.12	$—
December 31, 2018	$6.67	$2.62	$—	December 31, 2017	$7.95	$2.01	$—
March 31, 2019	$6.05	$2.93	$—	March 31, 2018	$4.01	$2.40	$—

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2019, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company intends to use repurchased shares to fund its stock-based benefit and compensation plans and for any other purpose the Board deems advisable in compliance with applicable law. No shares were repurchased during fiscal 2019.  As a result of the Company's participation in the TARP CDCI, the Treasury's prior approval is required to make further repurchases. As discussed below, the Treasury converted its preferred stock into common stock, which the Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the Treasury is a common stockholder.

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

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2019	2018	2017	2016	2015
Selected Financial Condition Data:
Assets	$563,713	$693,910	$687,861	$739,054	$674,632
Loans held-for-sale	—	—	944	2,436	2,665
Total loans receivable, net	424,182	472,627	540,492	583,396	479,334
Investment securities	91,436	72,784	72,446	71,491	112,126
Cash and cash equivalents	31,228	134,558	58,686	63,188	50,824
Deposits	480,196	586,883	579,176	606,741	527,761
Advances from the FHLB-NY and other borrowed money	21,403	38,403	49,403	68,403	83,403
Equity	47,136	51,971	47,398	51,880	52,908
Number of deposit accounts	31,447	31,972	34,582	47,565	45,780
Number of branches	8	9	9	9	10

Operating Data:
Interest income	23,230	24,359	26,126	26,564	22,450
Interest expense	6,141	5,280	4,918	4,605	3,988
Net interest income before provision for (recovery of) loan losses	17,089	19,079	21,208	21,959	18,462
(Recovery of) provision for loan losses	(270)	135	29	1,495	(2,842)
Net interest income after (recovery of) provision for loan losses	17,359	18,944	21,179	20,464	21,304
Non-interest income	4,858	14,359	4,618	6,014	5,304
Non-interest expense	28,020	27,982	28,531	28,117	27,875
(Loss) income before income tax (benefit) expense	(5,803)	5,321	(2,734)	(1,639)	(1,267)
Income tax expense (benefit)	133	(33)	119	128	166
Loss attributable to non-controlling interest	—	—	—	—	(281)
Net (loss) income attributable to Carver Bancorp, Inc.	(5,936)	5,354	(2,853)	(1,767)	(1,152)
Basic (loss) earnings per common share	(1.60)	0.58	(0.77)	(0.48)	(0.31)
Diluted (loss) earnings per common share	(1.60)	0.58	(0.77)	(0.48)	(0.31)

Selected Statistical Data:
Return on average assets (1)	(0.96)%	0.81%	(0.41)%	(0.25)%	(0.18)%
Return on average stockholders' equity (2) (10)	(12.93)%	10.15%	(5.88)%	(3.46)%	(2.21)%
Return on average stockholders' equity, excluding AOCI (2) (10)	(12.31)%	9.82%	(5.78)%	(3.39)%	(2.11)%
Net interest margin (3)	2.80%	2.94%	3.11%	3.17%	3.05%
Average interest rate spread (4)	2.57%	2.79%	2.97%	3.07%	2.92%
Efficiency ratio (5) (10)	127.67%	83.68%	110.47%	100.51%	117.29%
Operating expense to average assets (6)	4.52%	4.23%	4.09%	3.92%	4.46%
Average stockholders' equity to average assets (7) (10)	7.41%	7.97%	6.96%	7.11%	8.33%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	7.79%	8.23%	7.07%	7.27%	8.74%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.90%	1.13%	1.50%	2.35%	2.28%
Non-performing loans to total loans receivable (9)	2.40%	1.39%	1.54%	2.37%	1.74%
Allowance for loan losses to total loans receivable	1.08%	1.07%	0.93%	0.89%	0.92%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total stockholders' equity.

(3)	Net interest income divided by average interest-earning assets.

(4)	Combined weighted average interest rate earned less combined weighted average interest rate cost.

(5)	Operating expense divided by sum of net interest income and non-interest income.

(6)	Non-interest expense divided by average total assets.

(7)	Average stockholders' equity divided by average assets for the period ended.

(8)	Dividends paid to common stockholders as a percentage of net income available to common stockholders.

(9)	Non-performing assets consist of nonaccrual loans, loans held-for-sale and real estate owned.

(10)	See Non-GAAP Financial Measures disclosure below for comparable GAAP measures.

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

$ in thousands	2019	2018	2017	2016	2015
Average Stockholders' Equity
Average Stockholders' Equity	$45,920	$52,727	$48,533	$51,024	$52,073
Average AOCI	(2,315)	(1,779)	(802)	(1,162)	(2,525)
Average Stockholders' Equity, excluding AOCI	$48,235	$54,506	$49,335	$52,186	$54,598

Return on Average Stockholders' Equity	(12.93)%	10.15%	(5.88)%	(3.46)%	(2.21)%
Return on Average Stockholders' Equity, excluding AOCI	(12.31)%	9.82%	(5.78)%	(3.39)%	(2.11)%

Average Stockholders' Equity to Average Assets	7.41%	7.97%	6.96%	7.11%	8.33%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.79%	8.23%	7.07%	7.27%	8.74%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

Carver ended fiscal 2019 with a net loss of $5.9 million, compared to net income of $5.4 million for the prior year period. The significant change in results of operations was primarily driven by lower non-interest income and net interest income in the current year compared to the prior year. The prior year results included a $9.6 million gain recognized from the sale and leaseback transaction on the Company's Harlem headquarters location. Net interest income was lower due to the decrease in the Bank's loan portfolio as it reduced the concentration level of commercial real estate loans based on regulatory guidance. The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Carver continues to focus on diversifying its loan portfolio with C&I lending to local small businesses and strives to generate new loan production and to purchase loans at suitable prices.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The main pools of loans (“Loan Type”) are:

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank does not have any other securities that are classified as having other-than-temporary impairment in its investment portfolio at March 31, 2019.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance could subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, reducing the corporate income tax rate from a 35% maximum rate to 21% effective January 1, 2018. Given that the Company has reserved all but $170 thousand of its deferred tax asset, there is minimal impact to the financial statements.

On June 29, 2011, the Company raised $55 million of equity, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for net deferred tax asset of $23.9 million has been recorded. The valuation allowance was initially recorded during fiscal 2011, and has remained through March 31, 2019, as management concluded and continues to conclude that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits, which at March 31, 2019, is the $170 thousand discussed above.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a negative one-year gap equal to 7.88% of total rate sensitive assets at March 31, 2019.  As a result, Carver Federal's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2019.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing	Total
Rate Sensitive Assets:
Loans	$35,284	$61,433	$137,639	$81,499	$60,545	$44,997	$—	$421,397
Short-term investments	27,859	—	—	—	—	—	—	27,859
Long-term investments	1,972	10,274	27,563	20,391	20,977	7,477	—	88,654
Other assets	—	—	—	—	—	—	25,803	25,803
Total assets	$65,115	$71,707	$165,202	$101,890	$81,522	$52,474	$25,803	$563,713

Rate Sensitive Liabilities:
Interest-bearing non-maturity deposits	$11,353	$24,829	$32,705	$16,570	$28,765	$105,124	$60,201	$279,547
Term deposits	69,280	65,721	48,430	17,087	94	—	—	200,612
Borrowings	8,000	—	—	—	—	13,403	—	21,403
Other liabilities	—	—	—	—	—	—	15,015	15,015
Equity	—	—	—	—	—	—	47,136	47,136
Total liabilities and equity	$88,633	$90,550	$81,135	$33,657	$28,859	$118,527	$122,352	$563,713

Interest sensitivity gap	$(23,518)	$(18,843)	$84,067	$68,233	$52,663	$(66,053)	$(96,549)	$—

Cumulative interest sensitivity gap	$(23,518)	$(42,361)	$41,706	$109,939	$162,602	$96,549	$—	$—

Ratio of cumulative gap to total rate sensitive assets	(4.37)%	(7.88)%	7.75%	20.44%	30.23%	17.95%	—	—

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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. At March 31, 2019 the Company did not report any holdings in financial derivative contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2019, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +400/-200 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank. However, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk.

$ in thousands	Economic Value of Equity
Change in Rate	$ Amount	$ Change	% Change
+400 bps	97,300	14,900	18.1%
+300 bps	96,300	13,900	16.9%
+200 bps	94,400	12,000	14.6%
+100 bps	90,300	7,900	9.6%
0 bps	82,400
-100 bps	68,700	(13,700)	(16.6)%
-200 bps	46,700	(35,700)	(43.3)%

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2019, 2018, and 2017.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2019			2018			2017
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$442,218	$19,470	4.40%	$514,938	$21,917	4.26%	$556,169	$24,257	4.36%
Mortgage-backed securities	52,002	1,265	2.43%	46,412	970	2.09%	41,261	806	1.95%
Investment securities	45,041	1,078	2.39%	14,592	344	2.36%	17,333	406	2.34%
Equity securities (2)	4,162	42	1.01%	2,193	109	4.97%	2,564	120	4.68%
Other investments	65,857	1,375	2.09%	70,885	1,019	1.44%	65,448	537	0.82%
Total interest-earning assets	609,280	23,230	3.81%	649,020	24,359	3.76%	682,775	26,126	3.82%
Non-interest-earning assets	10,135			12,916			14,965
Total assets	$619,415			$661,936			$697,740

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$25,159	$30	0.12%	$26,158	$19	0.07%	$34,287	$48	0.14%
Savings and clubs	100,838	265	0.26%	101,415	249	0.25%	97,555	261	0.27%
Money market	98,061	466	0.48%	111,674	540	0.48%	146,984	875	0.60%
Certificates of deposit	250,260	4,427	1.77%	263,436	3,256	1.24%	245,792	2,437	0.99%
Mortgagors deposits	2,142	44	2.05%	2,323	42	1.81%	2,253	40	1.78%
Total deposits	476,460	5,232	1.10%	505,006	4,106	0.81%	526,871	3,661	0.69%
Borrowed money	17,521	909	5.19%	39,973	1,174	2.94%	51,524	1,257	2.44%
Total interest-bearing liabilities	493,981	6,141	1.24%	544,979	5,280	0.97%	578,395	4,918	0.85%
Non-interest-bearing liabilities:
Demand deposits	59,525			57,883			56,407
Other liabilities	19,989			6,347			14,405
Total liabilities	573,495			609,209			649,207
Stockholders' equity	45,920			52,727			48,533
Total liabilities & equity	$619,415			$661,936			$697,740
Net interest income		$17,089			$19,079			$21,208

Average interest rate spread			2.57%			2.79%			2.97%

Net interest margin			2.80%			2.94%			3.11%

Ratio of average interest-earning assets to interest-bearing liabilities			123.34%			119.09%			118.05%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2019, 2018, and 2017 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2019 vs. 2018 Increase (Decrease) due to			2018 vs. 2017 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$(3,096)	$649	$(2,447)	$(1,796)	$(544)	$(2,340)
Mortgage-backed securities	117	178	295	101	63	164
Investment securities	720	14	734	(64)	2	(62)
Equity securities	98	(165)	(67)	(17)	6	(11)
Other investments	(71)	427	356	46	436	482
Total interest-earning assets	(2,232)	1,103	(1,129)	(1,730)	(37)	(1,767)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	(1)	12	11	(11)	(18)	(29)
Savings and clubs	(1)	17	16	10	(22)	(12)
Money market savings	(66)	(8)	(74)	(210)	(125)	(335)
Certificates of deposit	(163)	1,334	1,171	175	644	819
Mortgagors deposits	(3)	5	2	1	1	2
Total deposits	(234)	1,360	1,126	(35)	480	445
Borrowed money	(659)	394	(265)	(282)	199	(83)
Total interest-bearing liabilities	(893)	1,754	861	(317)	679	362

Net change in net interest income	$(1,339)	$(651)	$(1,990)	$(1,413)	$(716)	$(2,129)

Comparison of Financial Condition at March 31, 2019 and 2018

Assets

At March 31, 2019, total assets were $563.7 million, reflecting a decrease of $130.2 million, or 18.8%, from total assets of $693.9 million at March 31, 2018. The reduction is primarily attributable to a decrease in cash and cash equivalents of $103.3 million and a $48.4 million decrease in the loan portfolio, net of the allowance for loan losses. This was partially offset by an $18.7 million increase in the investment portfolio.

Total cash and cash equivalents decreased $103.3 million, or 76.8%, from $134.6 million at March 31, 2018 to $31.2 million at March 31, 2019, primarily due to the strategic management of intended deposit outflows during the period, as the decline in loan demand no longer warranted the maintenance of certain higher cost time deposits. A $48.9 million decline in the loan portfolio provided the additional funds required to repay a $25.0 million FHLB long-term borrowing and to produce a net increase of $18.7 million in the investment portfolio.

Total investment securities increased $18.7 million, or 25.6%, to $91.4 million at March 31, 2019, compared to $72.8 million at March 31, 2018. The Bank invested $16.5 million into U.S. Treasury securities and $40.0 million into agency and mortgage-backed securities in order to improve interest income and to diversify the Bank's available-for-sale investment portfolio. In addition, the Bank redeemed its $9.2 million investment in a CRA mutual fund during the third quarter and generated $20 million in liquidity from the sale of two Treasuries and a mortgage-backed security during the fourth quarter.

Gross portfolio loans decreased $48.9 million, or 10.2%, to $428.8 million at March 31, 2019, compared to $477.8 million at March 31, 2018, due primarily to attrition and payoffs of non-owner occupied commercial real estate mortgage loans. The Bank has achieved its goal of reaching a concentration level of non-owner occupied commercial real estate mortgage loans commensurate with its risk perspective.

Liabilities and Equity

Liabilities

Total liabilities decreased $125.4 million, or 19.5%, to $516.6 million at March 31, 2019, compared to $641.9 million at March 31, 2018, as a result of the Bank's managed decline in deposits and the repayment of borrowed funds.

Deposits decreased $106.7 million, or 18.2%, to $480.2 million at March 31, 2019, compared to $586.9 million at March 31, 2018, due primarily to declines in brokered certificate of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits. Also, balance sheet management called for a lower level of deposits due to weaker loan demand.

Advances from the FHLB-NY and other borrowed money decreased $17.0 million, or 44.3%, to $21.4 million at March 31, 2019, compared to $38.4 million at March 31, 2018 as the Bank repaid a $25.0 million FHLB long-term borrowing that matured on May 30, 2018. The Bank secured an $8.0 million FHLB overnight advance at March 31, 2019.

Equity

Total equity decreased $4.8 million, or 9.3%, to $47.1 million at March 31, 2019, compared to $52.0 million at March 31, 2018. The reduction was due to a net loss of $5.9 million for the fiscal year, partially offset by a decrease of $1.8 million in unrealized losses on securities available-for-sale.

Comparison of Operating Results for the Years Ended March 31, 2019 and 2018

Net (Loss) Income

The Company reported a net loss of $5.9 million for fiscal year 2019, compared to net income of $5.4 million for the prior year period. The change in our results was primarily driven by lower non-interest income and net interest income in the current period compared to the prior year.

Net Interest Income

Net interest income decreased $2.0 million, or 10.4%, to $17.1 million for fiscal year 2019, compared to $19.1 million for the prior year period. The decrease was due to a $1.1 million decrease in interest income and an $861 thousand increase in interest expense for the period.

Interest income decreased $1.1 million, or 4.6%, to $23.2 million, compared to $24.4 million for the prior year period. Interest income on loans decreased $2.4 million, comprised of a decrease of $3.1 million due to a decrease in average balances in the current period of $72.7 million, which was partially offset by a current period increase of $649 thousand due to a 14 basis-point improvement in the overall yield. The decrease in average loans outstanding is a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal year. The loss in loan interest income was partially offset by increases in interest on securities due to new investment purchases, and interest on money market investments attributed to interest earned on the Bank's interest-bearing accounts at the Federal Home Loan Bank and the Federal Reserve Bank.

Interest expense increased $861 thousand, or 16.3%, to $6.1 million compared to $5.3 million for the prior year period. Interest expense on deposits increased $1.1 million, or 27.4%, primarily due to higher rates on certificates of deposits. Interest expense on borrowings decreased from the prior fiscal year, due to a decrease in average borrowings during the current year-to-date period.

Provision for Loan Losses

The Bank recorded a $270 thousand recovery of loan losses for fiscal year 2019, compared to a $135 thousand provision for loan losses for the prior year period. For the year ended March 31, 2019, net charge-offs of $210 thousand were recognized, compared to net charge-offs of $69 thousand in the prior year period. In fiscal year 2019, the Bank's recoveries on previously charged off loans exceeded its chargeoffs to such an extent that additional provisions were not necessary. At March 31, 2019, nonaccrual loans totaled $10.3 million, or 1.8% of total assets, compared to $6.7 million, or 1.0% of total assets at March 31, 2018. The ALLL was $4.6 million at March 31, 2019, which represents a ratio of the ALLL to nonaccrual loans of 45.1%, compared to 76.9% at March 31, 2018. The ratio of the allowance for loan losses to total loans receivable was 1.08% at March 31, 2019, compared to 1.07% at March 31, 2018.

Non-interest Income

Non-interest income for the twelve months ended March 31, 2019 decreased $9.5 million, or 66.2%, to $4.9 million compared to $14.4 million in the prior year period. Non-interest income in the prior period included a $9.6 million gain recognized on the sale and leaseback of the Bank's Harlem headquarters during fiscal year 2018. In addition, other non-interest income decreased from the prior year due to the completion of NMTC projects.

Non-interest Expense

Non-interest expense remained relatively flat at $28.0 million, increasing $38 thousand, or 0.1%, compared to the prior year period. Net occupancy expense increased $712 thousand as the Company began making lease payments on its Main Office branch in conjunction with the sale/leaseback of its administrative headquarters in February 2018, in addition to one-time costs associated with the move into its new administrative headquarters. Equipment and data processing costs increased $458 thousand for the same reasons, as well as costs incurred for system upgrades and cybersecurity protection. The Company's employee compensation and benefits expense decreased by $367 thousand in fiscal 2019 compared to the prior fiscal year.

Income Taxes

The Company did not have any federal income tax expense as of March 31, 2019. The Company utilized its federal NOLs to offset its taxable income, but recorded a $174 thousand alternative minimum income tax expense for the fiscal year ended March 31, 2018. A change in the tax legislation permitted the Company to record a deferred federal tax benefit related to its AMT credit in the amount of $340 thousand at March 31, 2018. As of March 31, 2019, the valuation allowance was reduced by $170 thousand, the amount of the Company's AMT credits. State and local income tax expenses were $133 thousand for the fiscal years ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of March 31, 2019.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $17.0 million during fiscal year 2019 due to the repayment of a $25.0 million FHLB long-term borrowing that matured during the first quarter. At March 31, 2019, the Bank had $8.0 million in a FHLB-NY overnight borrowing with a weighted average rate of 2.66%. Due to the late filing of Carver's 2016 Form 10-K, and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At March 31, 2019, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $42.5 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2019 and 2018, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $31.2 million and $134.6 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2019, total cash and cash equivalents decreased by $103.3 million to $31.2 million reflecting cash used in financing activities of $123.7 million and cash used in operating activities of $8.8 million, offset by cash provided by investing activities of $29.1 million.

Net cash used in financing activities of $123.7 million resulted from net decreases in deposits of $106.7 million and repayment of the $25.0 million FHLB long-term borrowing that matured on May 30, 2018. The net decrease in deposits was primarily due to a strategic decision to not renew non-relationship institutional certificates of deposit as loan demand was weak and renewal rates exceeded the earnings rate on the Bank's cash deposit at the Federal Reserve. Net cash provided by investing activities of $29.1 million was primarily attributable to net loan principal repayments and proceeds received from securities sales and redemption of the Bank's $9.2 million investment in a CRA mutual fund. This was partially offset by the purchase of investment securities. Net cash used in operating activities totaled $8.8 million for the 2019 fiscal year.

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

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015, three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  At March 31, 2019 the Bank continues to service 119 loans with a principal balance of $18.8 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $226 thousand as of March 31, 2019. The table below summarizes changes in our representation and warranty reserves in fiscal 2019:

$ in thousands	March 31, 2019
Representation and warranty repurchase reserve, as of March 31, 2018 (1)	$205
Net provision of repurchase losses (2)	21
Representation and warranty repurchase reserve, as of March 31, 2019 (1)	$226
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases.  See Note 14 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2019.

The Bank has contractual obligations at March 31, 2019 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt obligations:
FHLB advances	$8,002	$8,002	$—	$—	$—
Guaranteed preferred beneficial interest in junior subordinated debentures	15,137	—	—	—	15,137
Total debt obligations	23,139	8,002	—	—	15,137
Operating lease obligations:
Lease obligations for rental properties	21,026	2,761	5,114	4,579	8,572
Total contractual obligations	$44,165	$10,763	$5,114	$4,579	$23,709

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

CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. As of March 31, 2019, all three allocation awards have been fully utilized in qualifying projects.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I(1)	$—	$—	$13,400	$13,400	$14,733	$400	$—	$—	$15,133
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,054	11,054	—	1	—	4,191	4,192
CDE 20*	625	12,500	—	—	—	—	—	4,875	4,875
CDE 21	625	12,500	12,014	12,014	—	1	—	4,875	4,876
Total	$3,250	$69,500	$36,468	$36,468	$14,733	$402	$—	$27,105	$42,240
* Entities exited the NMTC projects during fiscal years 2018 and 2019 and remain on the above table pending final dissolution.

1 Carver Statutory Trust debt investment includes deferred interest of $1.7 million.

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

 At March 31, 2019, the Bank had a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 15.39%, 10.77%, 15.39% and 16.58%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 11 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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
New York, New York

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. and Subsidiaries, (collectively the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

New York, New York
June 28, 2019

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2019	March 31, 2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$30,719	$134,299
Money market investments	509	259
Total cash and cash equivalents	31,228	134,558
Investment securities:
Available-for-sale, at fair value	79,845	60,709
Held-to-maturity, at amortized cost (fair value of $11,107 and $11,909 at March 31, 2019 and March 31, 2018, respectively)	11,137	12,075
Equity securities	454	—
Total investment securities	91,436	72,784

Loans receivable:
Real estate mortgage loans	328,104	370,261
Commercial business loans	96,661	102,203
Consumer loans	4,063	5,289
Loans, net of deferred fees and costs	428,828	477,753
Allowance for loan losses	(4,646)	(5,126)
Total loans receivable, net	424,182	472,627
Premises and equipment, net	5,056	2,970
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	926	1,768
Accrued interest receivable	2,019	2,023
Other assets	8,866	7,180
Total assets	$563,713	$693,910

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$60,201	$62,905
Interest-bearing deposits
Interest-bearing checking	23,473	23,570
Savings	99,310	102,550
Money market	94,376	101,990
Certificates of deposit	200,607	293,513
Escrow	2,229	2,355
Total interest-bearing deposits	419,995	523,978
Total deposits	480,196	586,883
Advances from the FHLB-NY and other borrowed money	21,403	38,403
Other liabilities	14,978	16,653
Total liabilities	$516,577	$641,939
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,700,728 and 3,698,031 issued; 3,698,784 and 3,697,914 shares outstanding at March 31, 2019 and 2018, respectively)	61	61
Additional paid-in capital	55,514	55,479
Accumulated deficit	(52,201)	(45,544)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(939)	(2,726)
Total equity	47,136	51,971
Total liabilities and equity	$563,713	$693,910

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2019	2018
Interest income:
Loans	$19,470	$21,917
Mortgage-backed securities	1,265	970
Investment securities	1,252	680
Money market investments	1,243	792
Total interest income	23,230	24,359

Interest expense:
Deposits	5,232	4,106
Advances and other borrowed money	909	1,174
Total interest expense	6,141	5,280
Net interest income	17,089	19,079
(Recovery of) provision for loan losses	(270)	135
Net interest income after (recovery of) provision for loan losses	17,359	18,944

Non-interest income:
Depository fees and charges	3,337	3,372
Loan fees and service charges	341	554
Loss on sale of securities, net	(16)	—
Gain on sale of loans, net	29	—
Gain on sale of building	616	9,615
Other	551	818
Total non-interest income	4,858	14,359

Non-interest expense:
Employee compensation and benefits	12,248	12,615
Net occupancy expense	4,255	3,543
Equipment, net	1,215	862
Data processing	1,774	1,669
Consulting fees	416	801
Federal deposit insurance premiums	638	832
Other	7,474	7,660
Total non-interest expense	28,020	27,982

(Loss) income before income tax expense (benefit)	(5,803)	5,321
Income tax expense (benefit)	133	(33)
Net (loss) income	$(5,936)	$5,354

(Loss) earnings per common share:
Basic	$(1.60)	$0.58
Diluted	$(1.60)	$0.58

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
$ in thousands	2019	2018
Net (loss) income	$(5,936)	$5,354
Other comprehensive income (loss), net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	1,050	(786)
Less: Reclassification adjustment for realized loss on sales of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	16	—
Total other comprehensive income (loss), net of tax	1,066	(786)
Total comprehensive (loss) income, net of tax	$(4,870)	$4,568

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2017	45,118	61	55,474	(50,898)	(417)	(1,940)	47,398
Net income	—	—	—	5,354	—	—	5,354
Other comprehensive loss, net of tax	—	—	—	—	—	(786)	(786)
Stock based compensation expense	—	—	5	—	—	—	5
Balance—March 31, 2018	45,118	61	55,479	(45,544)	(417)	(2,726)	51,971
Net loss	—	—	—	(5,936)	—	—	(5,936)
Other comprehensive income, net of tax	—	—	—	—	—	1,066	1,066
ASU reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	35	—	—	—	35
Balance—March 31, 2019	$45,118	$61	$55,514	$(52,201)	$(417)	$(939)	$47,136

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,936)	$5,354

Adjustments to reconcile net loss to net cash provided by operating activities:
(Recovery of) provision for loan losses	(270)	135
Stock based compensation expense	35	5
Depreciation and amortization expense	793	897
Gain on sale of real estate owned, net of market value adjustment	(209)	(237)
Loss on securities sales and redemption of equity investment, net	43	—
Gain on sale of loans, net	(29)	—
Gain on sale of building	(616)	(9,615)
Amortization and accretion of loan premiums and discounts and deferred charges	532	616
Amortization and accretion of premiums and discounts - securities	558	343
Decrease (increase) in accrued interest receivable	4	(440)
(Increase) decrease in other assets	(1,995)	(1,173)
Decrease in other liabilities	(1,675)	(870)
Net cash used in operating activities	(8,765)	(4,985)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(58,129)	(7,790)
Proceeds from sales of investments: Available-for-sale	20,487	—
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	9,308	5,049
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	898	1,304
Repayments and maturities, net of originations of loans held-for-investment	46,079	65,062
Proceeds from redemption of equity investment	9,179	—
Proceeds on sale of loans	1,766	2,436
Decrease in restricted cash	—	283
Redemption of FHLB-NY stock	842	403
Purchase of premises and equipment	(2,880)	(1,602)
Net proceeds from sale of building	—	18,133
Proceeds from sale of real estate owned	1,572	871
Net cash provided by investing activities	29,122	84,149
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(106,687)	7,708
Net decrease in FHLB-NY advances and other borrowings	(17,000)	(11,000)
Net cash used in by financing activities	(123,687)	(3,292)
Net increase (decrease) in cash and cash equivalents	(103,330)	75,872
Cash and cash equivalents at beginning of period	134,558	58,686
Cash and cash equivalents at end of period	$31,228	$134,558

Supplemental cash flow information:
Noncash financing and investing activities
Transfer of loans held-for-sale to loans held-for-investment	$—	$944
Deferred gain on sale-leaseback of building	—	5,417
Transfer to real estate owned from loans held-for-investment	346	790

Cash paid for:
Interest	$5,296	$4,584
Income taxes	123	225

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 5.66% and the total amount of deferred interest was $1.7 million at March 31, 2019.

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

Cash and cash equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, amounts due from depository institutions and other short-term instruments with an original maturity of three months or less.  The amounts due from depository institutions include an interest-bearing account held at the Federal Reserve Bank where any additional cash reserve required on demand deposits would be maintained.  Currently, this reserve requirement is zero since the Bank's vault cash satisfies cash reserve requirements for deposits.

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

The Company adopted ASU 2016-01 on April 1, 2018; this standard required that all equity securities are measured at fair value with unrealized holding gains and losses reflected in net income. In the prior fiscal year, equity securities measured at fair value reported any change in unrealized gains and losses through other comprehensive income.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. Following Financial Accounting Standards Board ("FASB") guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. There were no other-than-temporary impairment charges recorded during the fiscal year ended March 31, 2019.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

If the Bank determines that a loan is impaired, the Bank next determines the amount of the impairment.  The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter.  Generally the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off.  For impairment amounts calculated utilizing the present value of expected future cash flows, such as TDRs, the dollar amount of impairment is recorded as a specific valuation allowance.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank's evaluating the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The main pools of loans (“Loan Type”) are:

•	One-to-four family

•	Multifamily

•	Commercial Real Estate

•	Construction

•	Business Loans

•	Consumer (including Overdraft Accounts)

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

The following discussion describes the general risks associated with the Bank’s lending activities:

•
One-to-four family - Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. These loans present a moderate level of risk due primarily to general economic conditions.

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

•	Consumer - The majority of the Consumer portfolio are student loans to medical students enrolled in several Caribbean schools.

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

Representation and Warranty Reserve

During the period 2004 through 2009, the Bank originated one-to-four family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”).  The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSEs). The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. At March 31, 2019 the Bank serviced $19.4 million of loans for others.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. We do not consider these shares to be other-than-temporarily impaired at March 31, 2019. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $180 thousand and $181 thousand, respectively, at March 31, 2019 and 2018, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Servicing fee income of $51 thousand and $63 thousand, respectively, was recognized during the years ended March 31, 2019 and 2018, and is included in Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value at the date of acquisition less estimated selling costs. Any subsequent adjustments will be to the lower of cost or market. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred. As of March 31, 2019, the Bank held $404 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of March 31, 2019 and 2018, we had residential loans with a carrying value of $4.2 million and $3.3 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements (ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, 2017-13 and 2017-14) became effective for annual periods beginning after December 15, 2017 ( April 1, 2018 for the Company), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company completed its review of the impact of this guidance and concluded that (1) a substantial majority of the Company's revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09 and (2) based on our understanding of the standard and subsequent modification and the nature of our non-interest revenue, many elements of non-interest income are unaffected. The Company identified the non-interest income streams that are contractually based and adopted this ASU on a modified retrospective approach. Since the new guidance did not have a material impact to the Company's consolidated financial statements, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ended March 31, 2019), including interim periods within those fiscal years. The adoption of this standard by public entities is permitted as of the beginning of the year of adoption for selected amendments, including the amendment related to unrealized gains and losses on equity securities, by a cumulative effect adjustment to the statement of financial condition. In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) to clarify certain aspects of the guidance issued in ASU 2016-01. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years years beginning after June 15, 2018. The Company completed its evaluation of the provisions of ASU 2016-01 and identified the equity investments that fall under ASU 2016-01. The Company adopted this ASU during the first quarter of fiscal year 2019 and the impact amounted to a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to accumulated deficit. There was no tax impact on this reclassification because of the full deferred tax asset valuation allowance. Additionally, all future unrealized gains and losses will be recognized in the Statements of Operations. See Note 3 "Investment Securities" for further information.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02, as augmented by ASU No. 2018-01, is effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ended March 31, 2020), including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," to clarify and correct unintended application of the guidance in ASU No. 2016-02. The amendments in this ASU affect aspects of the guidance and provide clarification to related topics such as 1) rate implicit in the lease; 2) reassessment of leases; 3) transition guidance; and 4) impairment of net investment in the lease. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Target Improvements," which provides guidance related to comparative reporting requirements for initial adoption. This amendment provides entities with another transition method, in addition to the modified retrospective approach, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, "Leases (Topic 842) Narrow-Scope Improvements for Lessors," which clarifies how to apply the leases standard when accounting for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842) Codification Improvements," which clarifies certain issues related to 1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; 2) presentation on the statement of cashflows for sales-type and direct financing leases; and 3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company will adopt ASU No. 2016-02 effective April 1, 2019 and will elect to apply the guidance as of the beginning of the period of adoption (April 1, 2019) and not restate comparative periods. The Company will also elect certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company is also evaluating of the impact, if any, the standard will have on its sale and leaseback transaction. The adoption of ASU 2016-02 will result in increases to both the Company's assets and liabilities on the consolidated balance sheet. Based on the analysis performed, management estimates recognizing ROU assets and a corresponding lease liabilities of approximately $20.1 million.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the impact that it will have on the consolidated statements of financial condition and results of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," to require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents. The update provides guidance that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017 (for the Company, the fiscal year ending March 31, 2019), and interim periods within those fiscal years. The Company adopted ASU 2016-18 and was generally unaffected by the update. The Company does not have restricted cash at this time.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on management's review of the securities in the Company's portfolio at March 31, 2019, the adoption of the standard is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting," which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance became effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 (for the Company, the fiscal year ending March 31, 2019). The adoption of the standard did not have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of an entity's financial statements. The amendments removed the disclosure requirements for (1) transfers between Levels

1 and 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. Additionally, the amendments modified the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for (1) the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments in this update are effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's consolidated statements of financial condition and results of operations.

NOTE 3.	INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2019, securities with fair value of $79.8 million, or 87.3%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $11.1 million, or 12.2%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2019 and March 31, 2018.

Equity securities primarily consist of the Bank's investment in a Community Reinvestment Act ("CRA") mutual fund and other equity investments. As a result of the adoption of ASU 2016-01 in April 2018, the Company determined that these investments fall under the provisions of ASU 2016-01, and accordingly, were transferred from available-for-sale and reclassified into equity securities on the Statement of Financial Condition. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective April 1, 2018, the Company recorded a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all future changes in fair value will be recognized in the Statements of Operations. The Bank redeemed its $9.2 million investment in the CRA mutual fund during the third quarter of fiscal year 2019.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2019 and March 31, 2018:

	At March 31, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,443	$25	$86	$4,382
Federal Home Loan Mortgage Corporation	11,104	69	148	11,025
Federal National Mortgage Association	27,094	131	617	26,608
Total mortgage-backed securities	42,641	225	851	42,015
U.S. Government Agency Securities	33,089	—	236	32,853
Corporate Bonds	5,054	—	77	4,977
Total available-for-sale	$80,784	$225	$1,164	$79,845

Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	1,214	40	—	1,254
Federal National Mortgage Association	8,923	—	87	8,836
Total held-to-maturity mortgage-backed securities	10,137	40	87	10,090
Corporate Bonds	1,000	17	—	1,017
Total held-to-maturity	$11,137	$57	$87	$11,107

	At March 31, 2018
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$2,163	$—	$97	$2,066
Federal Home Loan Mortgage Corporation	6,633	—	283	6,350
Federal National Mortgage Association	24,638	—	1,227	23,411
Total mortgage-backed securities	33,434	—	1,607	31,827
U.S. Government Agency Securities	14,490	—	258	14,232
Corporate Bonds	5,078	—	212	4,866
Other investments (1)	10,433	—	649	9,784
Total available-for-sale	$63,435	$—	$2,726	$60,709

Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,434	$51	$—	$1,485
Federal National Mortgage Association and Other	9,641	—	247	9,394
Total held-to-maturity mortgage-backed securities	11,075	51	247	10,879
Corporate Bonds	1,000	30	—	1,030
Total held-to-maturity	$12,075	$81	$247	$11,909
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

There were no sales of available-for-sale securities for the year ended March 31, 2018. The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the year ended March 31, 2019.

$ in thousands	2019
Proceeds	$20,487
Gross gains	12
Gross losses	28

There were no sales of held-to-maturity securities in fiscal years 2019 or 2018.

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

At March 31, 2019, the Bank pledged securities of $24.6 million as collateral for advances from the FHLB-NY.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2019 and March 31, 2018 for less than 12 months and 12 months or longer:

	At March 31, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$851	$26,787	$851	$26,787
U.S. Government Agency Securities	23	20,851	213	12,002	236	32,853
Corporate bonds	—	—	77	4,977	77	4,977
Total available-for-sale securities	$23	$20,851	$1,141	$43,766	$1,164	$64,617
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$87	$8,752	$87	$8,752
Total held-to-maturity securities	$—	$—	$87	$8,752	$87	$8,752

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$101	$3,702	$1,506	$28,124	$1,607	$31,826
U.S. Government Agency Securities	80	7,666	178	6,566	258	14,232
Corporate bonds	—	—	212	4,866	212	4,866
Other investments (1)	—	—	649	9,351	649	9,351
Total available-for-sale securities	$181	$11,368	$2,545	$48,907	$2,726	$60,275
Held-to-Maturity:
Mortgage-backed securities	$188	$7,681	$59	$1,612	$247	$9,293
Total held-to-maturity securities	$188	$7,681	$59	$1,612	$247	$9,293
(1) Primarily comprised of an investment in a CRA fund with 95% of its underlying investments consisting of government and agency backed securities.

A total of 35 securities had an unrealized loss at March 31, 2019 and March 31, 2018. U.S. government agency securities and mortgage-backed securities represented 50.8% and 41.5%,respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2019. There were 18 mortgage-backed securities, three U.S. government agency securities, and five corporate bonds that had an unrealized loss position for more than 12 months at March 31, 2019. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). During the fiscal year ended March 31, 2018, the Bank recognized an impairment of less than $500 on a mortgage-backed security. The Bank did not have any other securities that were classified as having other-than-temporary impairment in its investment portfolio at March 31, 2019.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2019, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$1,005	$998	1.65%
One through five years	8,279	8,116	1.72%
Five through ten years	17,775	17,590	2.84%
After ten years	53,725	53,141	2.76%
	80,784	79,845	2.65%
Held-to-maturity:
One through five years	$4,555	$4,530	2.40%
Five through ten years	4,381	4,377	3.31%
After ten years	2,201	2,200	2.87%
	$11,137	$11,107	2.85%

NOTE 4.	LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses at March 31:

	March 31, 2019		March 31, 2018
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$108,363	25.5%	$121,233	25.6%
Multifamily	86,177	20.2%	103,887	21.9%
Commercial real estate	130,812	30.7%	141,835	29.9%
Construction	—	—%	—	—%
Business (1)	96,430	22.7%	102,004	21.5%
Consumer (2)	4,023	0.9%	5,238	1.1%
Total loans receivable	425,805	100.0%	474,197	100.0%

Unamortized premiums, deferred costs and fees, net	3,023		3,556

Allowance for loan losses	(4,646)		(5,126)
Total loans receivable, net	$424,182		$472,627
(1) Includes business overdrafts of $79 thousand and $35 thousand as of March 31, 2019 and 2018, respectively
(2) Includes consumer overdrafts of $15 thousand and $18 thousand as of March 31, 2019 and 2018, respectively

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $19.4 million and $23.1 million at March 31, 2019 and 2018, respectively.

At March 31, 2019 the Bank pledged $38.8 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2019:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$1,003	$18	$24	$5,126
Charge-offs	(151)	(164)	—	(964)	(19)	—	(1,298)
Recoveries	190	158	—	705	35	—	1,088
Provision for (Recovery of) Loan Losses	25	(928)	(286)	586	120	213	(270)
Ending Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,103	$885	$766	$1,312	$154	$237	$4,457
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	171	—	—	18	—	—	189

Loan Receivables Ending Balance	$109,925	$86,886	$131,292	$96,662	$4,063	$—	$428,828
Ending Balance: collectively evaluated for impairment	104,508	83,672	130,816	93,400	4,063	—	416,459
Ending Balance: individually evaluated for impairment	5,417	3,214	476	3,262	—	—	12,369

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

At March 31, 2019 and 2018, the recorded investment in impaired loans was $12.4 million and $13.0 million, respectively. The related allowance for loan losses for these impaired loans was approximately $189 thousand and $315 thousand at March 31, 2019 and 2018, respectively.  Interest income of $122 thousand and $324 thousand for fiscal years 2019 and 2018 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.

The following is a summary of nonaccrual loans at March 31, 2019 and 2018.

$ in thousands	March 31, 2019	March 31, 2018
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$4,488	$4,561
Multifamily	3,214	964
Commercial real estate	476	502
Business	2,051	635
Consumer	65	—
Total nonaccrual loans	$10,294	$6,662

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. TDR loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at March 31, 2019 were $5.4 million, $3.2 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2018, total TDR loans were $5.7 million, of which $1.9 million were non-performing.

At March 31, 2019, other non-performing assets totaled $404 thousand which consisted of other real estate owned ("OREO") properties. At March 31, 2019, other real estate owned valued at $404 thousand comprised of four foreclosed properties, compared to $1.1 million comprised of eight properties at March 31, 2018. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2019 or March 31, 2018.

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

As of March 31, 2019, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$83,672	$128,319	$90,337
Special Mention	—	2,497	2,425
Substandard	3,214	476	3,900
Doubtful	—	—	—
Loss	—	—	—
Total	$86,886	$131,292	$96,662

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$106,530	$4,063
Non-Performing	3,395	—
Total	$109,925	$4,063

As of March 31, 2018, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$103,160	$140,765	$93,886
Special Mention	—	—	5,028
Substandard	1,705	1,539	3,289
Doubtful	—	—	—
Loss	—	—	—
Total	$104,865	$142,304	$102,203

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$116,588	$5,289
Non-Performing	6,504	—
Total	$123,092	$5,289

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2019.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,827	$—	$3,395	$5,222	$104,703	$109,925
Multifamily	2,580	—	2,118	4,698	82,188	86,886
Commercial real estate	121	—	—	121	131,171	131,292
Business	780	—	599	1,379	95,283	96,662
Consumer	87	53	65	205	3,858	4,063
Total	$5,395	$53	$6,177	$11,625	$417,203	$428,828

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2018.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Financing Receivables
One-to-four family	$1,819	$—	$4,056	$5,875	$117,217	$123,092
Multifamily	—	—	219	219	104,646	104,865
Commercial real estate	1,395	—	—	1,395	140,909	142,304
Business	973	312	322	1,607	100,596	102,203
Consumer	7	5	—	12	5,277	5,289
Total	$4,194	$317	$4,597	$9,108	$468,645	$477,753

At March 31, 2019 and 2018, there were no loans 90 or more days past due and accruing interest.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2019 and 2018. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

Impaired Loans by Class
	At March 31,
	2019			2018
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,488	$5,643	$—	$5,439	$6,862	$—
Multifamily	3,214	3,214	—	964	1,122	—
Commercial real estate	476	476	—	1,539	1,539	—
Business	1,974	2,017	—	611	611	—

With an allowance recorded:
One-to-four family	929	929	171	1,065	1,065	145
Multifamily	—	—	—	741	741	75
Commercial real estate	—	—	—	—	—	—
Business	1,288	1,288	18	2,678	2,681	95
Consumer	—	—	—	—	—	—
Total	$12,369	$13,567	$189	$13,037	$14,621	$315

The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2019 and 2018.

	For the years ended March 31,
	2019		2018
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$4,964	$96	$5,375	$36
Multifamily	2,089	42	1,340	34
Commercial real estate	1,007	16	2,075	28
Business	1,293	18	827	—

With an allowance recorded:
One-to-four family	997	—	1,078	—
Multifamily	371	—	248	—
Commercial real estate	—	—	541	—
Business	1,983	10	2,358	2
Consumer	—	—	—	—
Total	$12,704	$182	$13,842	$100

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC Subtopic 310-40 and the related allowance under ASC Section 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were three loan modification made during the twelve month period ended March 31, 2019. There was one loan modification during the twelve month period ended March 31, 2018. The following table presents an analysis of those loan modifications that were classified as TDRs during the twelve month periods ended March 31, 2019 and 2018,

	Modifications to loans during the years ended March 31,
	2019					2018
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	3	$2,776	$2,776	6.51%	6.04%	1	$285	$285	7.25%	7.00%

In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal years ended March 31, 2019 and 2018, there were no modified loans that defaulted with the last 12 months of modification.

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

The aggregate amount of loans outstanding to related parties was $80 thousand at March 31, 2019 and $120 thousand at March 31, 2018. During fiscal year 2019, there were no advances and principal repayments totaled $40 thousand.

Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.	OFFICE PROPERTIES AND EQUIPMENT, NET

The details of office properties and equipment as of March 31 are as follows:

$ in thousands	2019	2018
Leasehold improvements	$7,394	$5,946
Furniture, equipment, and other	13,169	13,177
	20,563	19,123
Less accumulated depreciation and amortization	(15,507)	(16,153)
Office properties and equipment, net	$5,056	$2,970

Depreciation and amortization charged to operations for fiscal years 2019 and 2018 amounted to $793 thousand and $897 thousand, respectively.

During fiscal year 2016, Carver conducted a sale and leaseback transaction on its Crown Heights branch location with an unaffiliated third party as part of the Bank's ongoing facilities rationalization efforts. Carver did not finance the purchase and the gain was calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property was deferred from gain recognition and will be amortized into income over the term of the lease. The deferred gain on the sale of the property is included in Other Liabilities on the Consolidated Statements of Financial Condition and totaled $468 thousand and $537 thousand as of March 31, 2019 and 2018, respectively.

During fiscal year 2018, Carver conducted a sale and leaseback transaction on its Harlem headquarters location with an unaffiliated third party. The Bank leased a portion of the property to continue to maintain its Main Office branch at the same location, and the administrative offices were relocated to a nearby facility. The Company recognized a $9.6 million gain on the sale and leaseback in the fourth quarter of fiscal year 2018. Carver did not finance the purchase and the gain was calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property was deferred from gain recognition and will be amortized into income over the term of the lease. The deferred gain on the sale of the property is included in Other Liabilities on the Consolidated Statements of Financial Condition and totaled $4.9 million and $5.4 million as of March 31, 2019 and 2018, respectively.

NOTE 6.	ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2019	2018
Loans receivable	$1,529	$1,716
Mortgage-backed securities	135	101
Investments and other interest-bearing assets	355	206
Total accrued interest receivable	$2,019	$2,023

NOTE 7.	DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2019			2018
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$60,201	12.54%	—%	$62,905	10.72%	—%
Interest-bearing checking	23,473	4.89	0.12	23,570	4.02	0.07
Savings	99,310	20.68	0.26	102,550	17.47	0.25
Money market savings account	94,376	19.65	0.48	101,990	17.38	0.48
Certificates of deposit	200,607	41.78	1.78	293,513	50.01	1.25
Loan escrow deposits	2,229	0.46	2.09	2,355	0.40	1.76
Total	$480,196	100.00%	0.91%	$586,883	100.00%	0.61%

Scheduled maturities of certificates of deposit for the year ended March 31, 2019 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2020	$160,350
2021	13,428
2022	8,403
2023	12,729
2024	5,587
2025 and beyond	110
Total	$200,607

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2019 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2019 to June 30, 2019	$25,464
July 1, 2019 to September 30, 2019	17,615
October 1, 2019 to March 31, 2020	25,965
April 1, 2020 and beyond	26,250
Total	$95,294

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2019	2018
Interest-bearing checking	$30	$19
Savings and clubs	265	249
Money market savings	466	540
Certificates of deposit	4,427	3,256
Loan escrow deposits	44	42
Total interest expense	$5,232	$4,106

The following table presents additional information about our year-end deposits:

$ in thousands	2019	2018
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$48,274	$48,206
Deposits from brokers	36,744	78,215
Certificates of deposit individually greater than $250,000	25,076	59,164
Deposits from certain directors, executive officers and their affiliates	5,029	7,356

NOTE 8.	BORROWED MONEY

Federal Home Loan Bank Advances. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands	2019		2018
Maturing Year Ended March 31,	Weighted Average Rate	Amount	Weighted Average Rate	Amount
2019 (1)	—%	$—	1.50%	$25,000
2020	2.66%	8,000	—%	—
	2.66%	$8,000	1.50%	$25,000
(1) Effective rate is 2.13% which includes the net impact of the amortization of the termination fee on restructured borrowing.

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $169.1 million at March 31, 2019. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2019, advances were all fixed-rate and secured by pledges of the Bank's investment in the capital stock of the FHLB-NY totaling $926 thousand and a blanket assignment of the Bank's pledged qualifying mortgage loans of $38.8 million and mortgage-backed and investment securities with a market value of $24.6 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow an additional $42.5 million from the FHLB-NY at March 31, 2019. The accrued interest payable on FHLB advances was $2 thousand and interest expense was $89 thousand for the year ended March 31, 2019. At March 31, 2018, the accrued interest payable on FHLB advances was $32 thousand and the interest expense was $542 thousand. The Bank completed a debt restructuring during the first quarter of fiscal year 2014 that allowed it to prepay a $25 million long-term borrowing and secure a new borrowing at a significantly lower rate. The termination fees and penalties associated with the borrowing were prepaid to the FHLB and amortized over five years. The Bank repaid the $25 million upon maturity during the first quarter of fiscal year 2019.

Repurchase agreements. Repurchase agreements ("REPO") are short-term contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Bank monitors collateral levels on a continuous basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The Bank repaid a REPO borrowing with an outstanding balance of $1.0 million during fiscal year 2018. The Bank had no outstanding REPO borrowings at March 31, 2019 or 2018.

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

The accrued interest payable on subordinated debt securities was $1.7 million and the interest expense was $819 thousand for the year ended March 31, 2019. The accrued interest payable on subordinated debt securities was $914 thousand and the interest expense was $625 thousand for the year ended March 31, 2018.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2019	2018
Amounts outstanding at the end of year:
FHLB advances	$8,000	$25,000
Subordinated debt securities	13,403	13,403

Rate paid at year end:
FHLB advances	2.66%	1.50%
Subordinated debt securities	5.66%	5.23%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$25,000	$30,000
Subordinated debt securities	$13,403	$13,403
Repo	$—	$1,000

Approximate average amounts outstanding for year:
FHLB advances	$4,118	$25,616
Subordinated debt securities	$13,403	$13,773
Repo	$—	$584

Approximate weighted average rate paid during year:
FHLB advances	2.16%	2.11%
Subordinated debt securities	6.11%	4.54%
Repo	—%	1.17%

NOTE 9.	INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31 are as follows:

$ in thousands	2019	2018
Income tax expense
Federal:
Current expense	$—	$174
Deferred benefit	—	(340)
Total	—	(166)
State: Current expense	133	133
Total income tax expense (benefit)	$133	$(33)

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2019		2018
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(1,218)	(21.0)%	$1,638	30.8%
State and local income tax, net of Federal tax benefit	105	1.8	92	1.7
Impact of income tax rate changes	—	—	3,283	61.7
Credit and NOL adjustments	—	—	(2,148)	(40.4)
Change in valuation allowance	1,332	23.0	(3,061)	(57.5)
Other	(86)	(1.6)	163	3.1
Total income tax expense (benefit)	$133	2.2%	$(33)	(0.6)%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$1,561	$1,727
Nonaccrual loan interest	41	109
Deferred gain - sale leaseback transactions	1,803	2,006
Net operating loss carryforward	16,248	12,419
New markets tax credit	3,452	3,452
AMT credits	170	340
Depreciation	821	1,864
Unrealized loss on available-for-sale securities	1,092	1,105
Total Deferred Tax Assets	25,188	23,022
Deferred Tax Liabilities:
Other	1,073	676
Total Deferred Tax Liabilities	1,073	676
Deferred Tax Assets, net	24,115	22,346
Valuation Allowance	(23,945)	(21,952)
Deferred Tax Assets, net of valuation allowance	$170	$394

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand, but has accumulated availability of $6.7 million as of March 31, 2019. The total cumulative availability over the carryover period (20 years) is $18.1 million. The Company has a net deferred tax asset (“DTA”) of approximately $24.1 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A valuation allowance for net deferred tax asset of $23.9 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has largely remained through March 31, 2019, as management concluded, and continues to conclude, that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. The Tax Cuts and Jobs Act, that was passed during the Company's fiscal year 2018, now permits a corporation to receive refunds for AMT credits even if there is no taxable income. The Company made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate as of March 31, 2018. The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $340 thousand for alternative minimum tax credits which, under the new tax law, are refundable.  As of March 31, 2019, the valuation allowance was reduced by $170 thousand, the amount of the Company's AMT credits.

At March 31, 2019, the Company had net operating carryforwards for federal purposes of approximately $32.3 million, for state purposes of approximately $61.0 million and for city purposes of approximately $54.0 million which are available to offset future federal, state and city income and which expire over varying periods from March 2029 through March 2039. Federal net operating carryforwards of $8.6 million do not expire.

The Company has no uncertain tax positions. The Company and its subsidiaries are subject to federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before March 31, 2016. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

NOTE 10.	EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the earnings (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the years ended March 31:

$ in thousands except per share data	2019	2018
Net (loss) income attributable to Carver Bancorp, Inc.	$(5,936)	$5,354
Less: Participated securities share of undistributed earnings	—	(3,206)
Net (loss) income available to common shareholders of Carver Bancorp, Inc.	(5,936)	2,148

Weighted average common shares outstanding – basic	3,698,534	3,698,058
Effect of dilutive Equity Incentive Plan (Restricted Stock) shares	—	3,400
Weighted average common shares outstanding – diluted	3,698,534	3,701,458

Basic (loss) earnings per common share	$(1.60)	$0.58
Diluted (loss) earnings per common share	$(1.60)	$0.58

For the year ended March 31, 2019, all restricted shares and outstanding stock options were anti-dilutive. For details of restricted shares and stock options, please refer to Note 13. Employee Benefit and Stock Compensation Plans.

NOTE 11. STOCKHOLDERS' EQUITY

Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2019, there were 3,698,784 shares of Company common stock outstanding.

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

The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2019, there were 45,118 shares of Series D Preferred Stock outstanding.

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2019, 11,744 shares of its common stock have been repurchased in open market transactions. No shares were repurchased during fiscal 2019.  The U.S. Treasury's prior approval is required to make further repurchases.

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in annually beginning January 1, 2016. On January 1, 2019, the full capital conservation buffer requirement of 2.5% became effective, making its minimum CET1 plus buffer 7%, its minimum Tier 1 capital plus buffer 8.5% and its minimum total capital plus buffer 10.5%. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2019, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 10.77%, Common Equity Tier 1 capital ratio of 15.39%, Tier 1 risk-based capital ratio of 15.39%, and a total risk-based capital ratio of 16.58%.

The table below presents the Bank's regulatory capital ratios at March 31, 2019 and 2018.

	March 31, 2019		March 31, 2018
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$62,875	10.77%	$67,742	10.16%
Individual minimum capital requirement	52,525	9.00%	60,022	9.00%
Minimum capital requirement	23,344	4.00%	26,676	4.00%
Excess	39,531	6.77%	41,066	6.16%

Common equity Tier 1
Regulatory capital	$62,875	15.39%	$67,742	15.20%
Minimum capital requirement	18,388	4.50%	20,050	4.50%
Excess	44,487	10.89%	47,692	10.70%

Tier 1 risk-based capital
Regulatory capital	$62,875	15.39%	$67,742	15.20%
Minimum capital requirement	24,518	6.00%	26,733	6.00%
Excess	38,357	9.39%	41,009	9.20%

Total risk-based capital
Regulatory capital	$67,766	16.58%	$73,082	16.40%
Individual minimum capital requirement	49,036	12.00%	53,465	12.00%
Minimum capital requirement	32,691	8.00%	35,644	8.00%
Excess	35,075	8.58%	37,438	8.40%

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the years ended March 31, 2019 and 2018:

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Loss	At March 31, 2019
Net unrealized loss on securities available-for-sale	$(2,726)	721	$1,066	$(939)

$ in thousands	At March 31, 2017	Other Comprehensive Income	At March 31, 2018
Net unrealized loss on securities available-for-sale	$(1,940)	$(786)	$(2,726)

The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2019	2018
Reclassification adjustment for sales of available for-sale securities, net of tax	$16	$—	Loss on sale of securities, net

Comprehensive (Loss) Income. Comprehensive (loss) income represents net (loss) income and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2019 included $1.1 million of unrealized losses for the year ended March 31, 2019. The balance at March 31, 2018 included $786 thousand of unrealized losses for the year ended March 31, 2018.

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

Compensation expense recognized for the savings incentive plan was $257 thousand and $261 thousand, respectively, for fiscal 2019 and 2018.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2019, there were 3,733 options outstanding under the 2006 Incentive Plan and 3,133 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $4 thousand and $5 thousand as expense for fiscal years 2019 and 2018, respectively.

In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. During fiscal 2018, there were 1,000 options and 1,000 restricted stock awards issued. At March 31, 2019, there were 1,000 options outstanding under the 2014 Incentive Plan and 250 were exercisable.  All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized less than $1 thousand as expense for fiscal year 2019.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2019		2018
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	3,400	$4.52	3,200	$5.56
Granted	—	—	1,000	3.48
Vested	(1,050)	5.06	(800)	5.56
Forfeited	400	5.56	—	—
Outstanding, end of year	1,950	$4.76	3,400	$4.52

Unrecognized compensation expense on unvested restricted shares as of March 31, 2019 totaled $7 thousand. This amount will be recognized over the remaining vesting period of 1.80 years (weighted average).

Information regarding stock options as of and for the years ended March 31 is as follows:

	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,133	$8.53	4,133	$8.53
Granted	—	—	1,000	3.48
Exercised	—	—	—	—
Expired/Forfeited	400	5.56	—	—
Outstanding, end of year	4,733	$7.71	5,133	$8.53
Exercisable, at year end	3,383		1,733

Information regarding stock options as of March 31, 2019 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	8.71	$3.48	250	$3.48
$5.00	$5.99	3,600	6.23	$5.56	3,000	$5.56
90.00	$104.85	133	1.36	97.50	133	97.50
Total		4,733			3,383

As of March 31, 2019, unrecognized compensation expense on unvested stock options totaled $7 thousand. This amount will be recognized over the remaining vesting period of 1.80 years (weighted average).

There were no stock options awarded to employees or directors during the year ended March 31, 2019.

At March 31, 2019, all outstanding options had no intrinsic value.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the years ended March 31:

	2019	2018
Risk-free interest rate	N/A	2.74%
Volatility	N/A	10%
Expected life of option grants (years)	N/A	7.5

The Company recorded compensation expense of $4 thousand in fiscal 2019 and $5 thousand in fiscal 2018.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

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

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of March 31:

$ in thousands	2019	2018
Commitments to fund commercial and consumer loans	$1,775	$2,457
Lines of credit	2,571	3,939
Letters of credit	—	69
Commitment to fund private equity investment	640	640
	$4,986	$7,105

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

Mortgage Representation & Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSE's). The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $226 thousand as of March 31, 2019.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2018 (1)	$2,013
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(31)
Open claims as of March 31, 2019 (1)	$1,982

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

The table below summarizes changes in our representation and warranty reserves during fiscal 2019.

$ in thousands	March 31, 2019
Representation and warranty repurchase reserve, March 31, 2018 (1)	$205
Net provision of repurchase losses (2)	21
Representation and warranty repurchase reserve, March 31, 2019 (1)	$226
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Lease Commitments.  Rentals under long-term operating leases for certain branches aggregated approximately $2.4 million and $1.4 million for fiscal years 2019 and 2018, respectively. As of March 31, 2019, minimum rental commitments under all non-cancelable leases with initial or remaining terms of more than one year and expiring through 2029 follow:

$ in thousands
Year Ending March 31,
2020	$2,761
2021	2,686
2022	2,428
2023	2,290
2024	2,289
Thereafter	8,572
$21,026

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2019, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2019 and 2018, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$180	$180
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,382	—	4,382
Federal Home Loan Mortgage Corporation	—	11,025	—	11,025
Federal National Mortgage Association	—	26,608	—	26,608
U.S. Government Agency securities	—	32,853	—	32,853
Corporate bonds	—	4,977	—	4,977
Total available-for-sale securities	—	79,845	—	79,845
Equity securities	—	—	454	454
Total assets	$—	$79,845	$634	$80,479

	Fair Value Measurements at March 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$181	$181
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	2,066	—	2,066
Federal Home Loan Mortgage Corporation	—	6,350	—	6,350
Federal National Mortgage Association	—	23,411	—	23,411
U.S. Government Agency securities	—	14,232	—	14,232
Corporate bonds	—	4,866	—	4,866
Other investments	—	9,351	433	9,784
Total available-for-sale securities	—	60,276	433	60,709
Total assets	$—	$60,276	$614	$60,890

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other available-for-sale securities. Level 3 assets accounted for 0.11% and 0.09% of the Company's total assets at March 31, 2019 and 2018, respectively.

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

During the fiscal year ended March 31, 2019, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2019 and 2018:

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2019	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2019
Equity Securities	$433	$21	$—	$—	$454	$—

Mortgage Servicing Rights	181	(1)	—	—	180	(1)

$ in thousands	Beginning balance, April 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2018
Available-for-Sale: Other investments	$403	$30	$—	$—	$433	$—

Mortgage Servicing Rights	192	(11)	—	—	181	(10)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Equity Securities	454	Cost	n/a

Mortgage Servicing Rights	180	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	11.19%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Available-for-Sale:
Other investments	433	Cost	n/a

Mortgage Servicing Rights	181	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	20.03%
			Discount Rate	12.00%
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2019 and 2018, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$2,027	$2,027
Other real estate owned	$—	$—	$404	$404

	Fair Value Measurements at March 31, 2018, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$4,476	$4,476
Other real estate owned	$—	$—	$1,145	$1,145

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$2,027	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

Other real estate owned	404	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$4,476	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

Other real estate owned	1,145	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$31,228	$31,228	$31,228	$—	$—
Securities available-for-sale	79,845	79,845	—	79,845	—
Equity securities	454	454	—	—	454
FHLB Stock	926	926	—	926	—
Securities held-to-maturity	11,137	11,107	—	11,107	—
Loans receivable	424,182	424,013	—	—	424,013
Accrued interest receivable	2,019	2,019	—	2,019	—
Mortgage servicing rights	180	180	—	—	180
Other assets - Interest-bearing deposits	976	976	—	976	—
Financial Liabilities:
Deposits	$480,196	$477,503	$277,360	$200,143	$—
Advances from FHLB of New York	8,000	8,001	—	8,001	—
Other borrowed money	13,403	12,393	—	12,393	—
Accrued interest payable	1,931	1,931	—	1,931	—

	March 31, 2018
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$134,558	$134,558	$134,558	$—	$—
Securities available-for-sale	60,709	60,709	—	60,276	433
FHLB Stock	1,768	1,768	—	1,768	—
Securities held-to-maturity	12,075	11,909	—	11,909	—
Loans receivable	472,627	469,382	—	—	469,382
Accrued interest receivable	2,023	2,023	—	2,023	—
Mortgage servicing rights	181	181	—	—	181
Other assets - Interest-bearing deposits	971	971	—	971	—
Financial Liabilities:
Deposits	$586,883	$535,808	$245,634	$290,174	$—
Advances from FHLB of New York	25,000	24,970	—	24,970	—
Other borrowed money	13,403	14,565	—	14,565	—
Accrued interest payable	1,086	1,086	—	1,086	—

Securities

The fair values for securities available-for-sale, securities held-to-maturity and equity securities are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities. Available-for-sale securities and equity securities are classified across Levels 2 and 3. Held-to-maturity securities are classified as Level 2.

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

As none of the Bank's VIEs meet the above criteria, there are no consolidated VIEs at March 31, 2019.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at March 31, 2019 are presented below:

	Involvement with SPE (000's)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1(1)	$—	$—	$13,400	$13,400	$14,733	$400	$—	$—	$15,133
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,054	11,054	—	1	—	4,191	4,192
CDE 20*	625	12,500	—	—	—	—	—	4,875	4,875
CDE 21	625	12,500	12,014	12,014	—	1	—	4,875	4,876
Total	$3,250	$69,500	$36,468	$36,468	$14,733	$402	$—	$27,105	$42,240
* Entities exited the NMTC projects during fiscal years 2018 and 2019 and remain on the above table pending final dissolution.
1 Carver Statutory Trust debt investment includes deferred interest of $1.7 million.

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

CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. During the period from December 2009 to September 2012, CCDC transferred rights to investors in NMTC projects (entities CDEs 13-21). The NMTC compliance period was completed for CDEs 13-17, and these entities have been dissolved. The NMTC compliance period was completed for CDEs 18 and 20, and these entities will be dissolved. CCDC has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.

CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2019, there have been no activities in these entities.

NOTE 18.	NON-INTEREST REVENUE AND EXPENSE

On April 1, 2018, the Company adopted ASU No, 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all subsequent ASUs that modified Topic 606. As stated in Note 2. Summary of Significant Accounting Policies - Recent Accounting Standards, the implementation of the new standard did not have a material impact to the Company's consolidated financial statements and as such, management determined that a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under Topic 605.

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

Loan fees and service charges

Loan fees and service charges primarily relate to program management fees and fees earned in accordance with the Bank's standard lending fees (such as inspection and late charges). These standard lending fees are earned on a monthly basis upon receipt.

Other non-interest income

Other non-interest income primarily relates to an advertising services agreement, covering marketing and use of the Bank's office space with a third party. The revenue is recognized on a monthly basis.

Interchange income

The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchangee fees from cardholder transactions are recognized daily, concurrently with the transaction procesing services provided by an outsource technology solution and are presented on a net basis.

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended March 31, 2019 and March 31, 2018:

	Years Ended March 31,
$ in thousands	2019	2018
Non-interest income
In-scope of Topic 606
Depository fees and charges	$3,337	$3,372
Loan fees and service charges	303	530
Other non-interest income	61	91
Non-interest income (in-scope of Topic 606)	3,701	3,993
Non-interest income (out-of-scope of Topic 606)	1,157	10,366
Total non-interest income	$4,858	$14,359

The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2019	2018
Other non-interest expense:
Advertising	316	311
Legal expense	413	475
Insurance and surety	660	605
Audit expense	672	1,230
Outsourced service	558	530
Data lines / internet	441	291
Retail expenses	781	829
Operating chargeoffs and other losses	714	48
Regulatory assessment	314	290
Director's fees	313	346
Other	2,292	2,705
Total non-interest expense	$7,474	$7,660

NOTE 19.QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2019 and 2018. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

$ in thousands, except per share data	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Fiscal 2019
Interest income	$6,123	$5,917	$5,566	$5,624
Interest expense	1,625	1,601	1,470	1,445
Net interest income	4,498	4,316	4,096	4,179
Provision for (recovery of) loan losses	5	49	(332)	8
Non-interest income	1,304	1,079	1,327	1,148
Non-interest expense	6,827	7,297	7,070	6,826
Income tax expense	—	66	34	33
Net loss	$(1,030)	$(2,017)	$(1,349)	$(1,540)
Loss per common share
Basic	$(0.28)	$(0.55)	$(0.36)	$(0.42)
Diluted	$(0.28)	$(0.55)	$(0.36)	$(0.42)

$ in thousands, except per share data	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Fiscal 2018
Interest income	$6,171	$6,339	$6,053	$5,796
Interest expense	1,218	1,252	1,364	1,446
Net interest income	4,953	5,087	4,689	4,350
Provision for loan losses	120	4	6	5
Non-interest income	1,209	1,139	1,346	10,665
Non-interest expense	6,653	6,786	6,942	7,601
Income tax expense	30	30	31	(124)
Net (loss) income	$(641)	$(594)	$(944)	$7,533
(Loss) earnings per common share
Basic	$(0.17)	$(0.16)	$(0.26)	$0.82
Diluted	$(0.17)	$(0.16)	$(0.26)	$0.82

NOTE 20.	CARVER BANCORP, INC. - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2019	2018
Assets
Cash on deposit with subsidiaries	$495	$494
Investment in subsidiaries	62,340	66,235
Other assets	121	66
Total assets	$62,956	$66,795

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	563	393
Other liabilities	1,854	1,028
Total liabilities	$15,820	$14,824

Stockholders’ equity	$47,136	$51,971
Total liabilities and stockholders’ equity	$62,956	$66,795

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2019	2018
Income
Equity in net (loss) income from subsidiaries	$(4,968)	$6,097
Other income	26	20
Total (loss) income	(4,942)	6,117
Expenses
Interest expense on borrowings	819	624
Shareholder expense	73	49
Other	102	90
Total expense	994	763
Net (loss) income	$(5,936)	$5,354
Comprehensive (loss) income	$(4,870)	$4,568

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2019	2018
Cash Flows From Operating Activities
Net (loss) income	$(5,936)	$5,354
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss (income) of subsidiaries	4,968	(6,097)
Increase in account receivable from subsidiaries	(30)	—
Increase in other assets	(25)	(51)
Increase in accounts payable to subsidiaries	170	166
Increase in other liabilities	824	630
Net cash (used in) provided by operating activities	(29)	2

Cash Flows From Financing Activities
Restricted stock vesting	30	—
Net cash provided by financing activities	30	—

Net increase in cash	1	2
Cash and cash equivalents – beginning	494	492
Cash and cash equivalents – ending	$495	$494

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2019, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2019.

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

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers and Key Managers of Carver and Carver Federal" in the Company's definitive proxy statement to be filed in connection with the 2019 Annual Meeting of Stockholders (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.	List of Documents Filed as Part of this Annual Report on Form 10-K

A.	The following consolidated financial statements are included in Item 8 of this Annual Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Statements of Financial Condition as of March 31, 2019 and 2018

3.	Consolidated Statements of Operations for the years ended March 31, 2019 and 2018

4.	Consolidated Statements of Comprehensive Loss for the years ended March 31, 2019 and 2018

5.	Consolidated Statements of Changes in Equity for the years ended March 31, 2019 and 2018

6.	Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018

7.	Notes to Consolidated Financial Statements.

B.	Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.	Exhibits required by Item 601 of Regulation S-K:

A.	See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T

A.	See Exhibit Index

ITEM 16.	FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (2)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (3)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (3)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (3)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (4)
10.5	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (5)
10.6	Carver Bancorp, Inc. 2014 Equity Incentive Plan (6)
10.7	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (7)
11	Code of Ethics (8)
21.1	Subsidiaries of the Registrant
23.1	Consent of Current Independent Registered Public Accounting Firm - BDO USA, LLP
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
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

(6)
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

CARVER BANCORP, INC.

June 28, 2019	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 28, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

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