Form 10-Q
period 2019-06-30
CARVER BANCORP INC
filed 2019-08-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13007
CARVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3904174 (I.R.S. Employer Identification No.)

75 West 125th Street, New York, New York (Address of Principal Executive Offices)	10027 (Zip Code)
Registrant’s telephone number, including area code: (718) 230-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CARV	The NASDAQ Stock Market, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2019
Common Stock, par value $0.01	3,699,384

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2019	March 31, 2019
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$32,336	$30,719
Money market investments	259	509
Total cash and cash equivalents	32,595	31,228
Investment securities:
Available-for-sale, at fair value	78,391	79,845
Held-to-maturity, at amortized cost (fair value of $11,027 and $11,107 at June 30, 2019 and March 31, 2019, respectively)	10,892	11,137
Total investment securities	89,283	90,982
Loans receivable:
Real estate mortgage loans	325,492	328,104
Commercial business loans	92,615	96,661
Consumer loans	3,828	4,063
Loans, gross	421,935	428,828
Allowance for loan losses	(4,670)	(4,646)
Total loans receivable, net	417,265	424,182
Premises and equipment, net	5,295	5,056
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	658	926
Accrued interest receivable	2,034	2,019
Right-of-use assets	19,372	—
Other assets	5,596	9,320
Total assets	$572,098	$563,713

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$57,514	$60,201
Interest-bearing deposits:
Interest-bearing checking	23,060	23,473
Savings	98,197	99,310
Money market	104,213	94,376
Certificates of deposit	189,945	200,607
Escrow	1,408	2,229
Total interest-bearing deposits	416,823	419,995
Total deposits	474,337	480,196
Advances from the FHLB-NY and other borrowed money	15,403	21,403
Operating lease liability	19,799	—
Other liabilities	10,343	14,978
Total liabilities	519,882	516,577

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,700,728 shares issued; 3,698,784 shares outstanding at June 30, 2019 and March 31, 2019)	61	61
Additional paid-in capital	55,515	55,514
Accumulated deficit	(48,001)	(52,201)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(60)	(939)
Total equity	52,216	47,136
Total liabilities and equity	$572,098	$563,713
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2019	2018
Interest income:
Loans	$4,823	$5,186
Mortgage-backed securities	313	230
Investment securities	282	264
Money market investments	167	443
Total interest income	5,585	6,123

Interest expense:
Deposits	1,205	1,348
Advances and other borrowed money	208	277
Total interest expense	1,413	1,625

Net interest income	4,172	4,498
Provision for loan losses	1	5
Net interest income after (recovery of) provision for loan losses	4,171	4,493

Non-interest income:
Depository fees and charges	804	833
Loan fees and service charges	88	72
Gain on sale of loans, net	3	—
Gain on sale of building, net	—	154
Other	65	245
Total non-interest income	960	1,304

Non-interest expense:
Employee compensation and benefits	2,720	3,170
Net occupancy expense	1,117	932
Equipment, net	288	250
Data processing	405	424
Consulting fees	79	40
Federal deposit insurance premiums	88	250
Other	1,573	1,761
Total non-interest expense	6,270	6,827

Loss before income taxes	(1,139)	(1,030)
Income tax expense	—	—
Net loss	$(1,139)	$(1,030)

Net loss per common share:
Basic	$(0.31)	$(0.28)
Diluted	(0.31)	(0.28)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2019	2018
Net loss	$(1,139)	$(1,030)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of securities available-for-sale, net of income tax expense of $16 thousand and $0 at June 30, 2019 and March 31, 2019	879	(338)
Total comprehensive loss, net of tax	$(260)	$(1,368)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance — March 31, 2019	$45,118	$61	$55,514	$(52,201)	$(417)	$(939)	$47,136
Net loss	—	—	—	(1,139)	—	—	(1,139)
Other comprehensive income, net of taxes	—	—	—	—	—	879	879
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	5,339	—	—	5,339
Stock based compensation expense	—	—	1	—	—	—	1
Balance — June 30, 2019	$45,118	$61	$55,515	$(48,001)	$(417)	$(60)	$52,216

Balance — March 31, 2018	$45,118	$61	$55,479	$(45,544)	$(417)	$(2,726)	$51,971
Net loss	—	—	—	(1,030)	—	—	(1,030)
Other comprehensive income, net of taxes	—	—	—	—	—	(338)	(338)
AOCI reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	1	—	—	—	1
Balance — June 30, 2018	$45,118	$61	$55,480	$(47,295)	$(417)	$(2,343)	$50,604

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,139)	$(1,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	1	5
Stock based compensation expense	1	1
Depreciation and amortization expense	218	146
Gain on sale of real estate owned, net of market value adjustment	(19)	(70)
Gain on sale of loans, net	(3)	—
Gain on sale of building	—	(154)
Amortization and accretion of loan premiums and discounts and deferred charges	36	126
Amortization and accretion of premiums and discounts — securities	208	72
(Increase) decrease in accrued interest receivable	(15)	111
Decrease in other assets	3,861	841
Increase in other liabilities	977	509
Net cash provided by operating activities	4,126	557
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(16,292)
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	2,119	1,061
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	235	221
Originations of loans held-for-investment, net of repayments	6,766	25,325
Proceeds on sale of loans	58	255
Redemption of FHLB-NY stock, net	268	1,202
Purchase of premises and equipment	(457)	(708)
Proceeds from sales of real estate owned	111	805
Net cash provided by investing activities	9,100	11,869
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(5,859)	(29,900)
Net decrease in FHLB-NY advances and other borrowings	(6,000)	(25,000)
Net cash used in financing activities	(11,859)	(54,900)
Net increase (decrease) in cash and cash equivalents	1,367	(42,474)
Cash and cash equivalents at beginning of period	31,228	134,558
Cash and cash equivalents at end of period	$32,595	$92,084

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$—	$142
Recognition of right-of-use asset	$19,951	$—
Recognition of lease liability	$20,335	$—

Cash paid for:
Interest	$1,166	$1,313
Income taxes	$17	$—

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 5.46% and the total amount of deferred interest was $1.9 million at June 30, 2019.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended March 31, 2020. The consolidated balance sheet at June 30, 2019 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2019. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. LOSS PER COMMON SHARE

The following table reconciles the net loss (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2019	2018
Net loss	$(1,139)	$(1,030)

Weighted average common shares outstanding - basic	3,698,897	3,697,958
Weighted average common shares outstanding – diluted	3,698,897	3,697,958

Basic loss per common share	$(0.31)	$(0.28)
Diluted loss per common share	$(0.31)	$(0.28)

For the three months ended June 30, 2019 and 2018, all restricted shares and outstanding stock options were anti-dilutive.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three months ended June 30, 2019 and 2018:

$ in thousands	At March 31, 2019	Other Comprehensive Income, net of tax	At June 30, 2019
Net unrealized loss on securities available-for-sale	$(939)	$879	$(60)

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Income, net of tax	At June 30, 2018
Net unrealized loss on securities available-for-sale	$(2,726)	721	$(338)	$(2,343)

There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the three months ended June 30, 2019 and 2018.

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2019, $78.4 million, or 87.8%, of the Bank’s total securities were classified as available-for-sale, and $10.9 million, or 12.2%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2019 and March 31, 2019.

Equity securities primarily consist of the Bank's investment in a Community Reinvestment Act ("CRA") mutual fund and other equity investments. As a result of the adoption of ASU 2016-01 in April 2018, the Company determined that these investments fall under the provisions of ASU 2016-01, and accordingly, were transferred from available-for-sale and reclassified into equity securities on the Statement of Financial Condition. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective April 1, 2018, the Company recorded a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all subsequent changes in fair value have been recognized in the Statements of Operations. The Bank redeemed its $9.2 million investment in the CRA mutual fund during the third quarter of fiscal year 2019. Other investments totaled $455 thousand at June 30, 2019 and are included in Other Assets on the Statement sof Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2019 and March 31, 2019:

	At June 30, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,193	$53	$41	$4,205
Federal Home Loan Mortgage Corporation	10,756	138	65	10,829
Federal National Mortgage Association	26,264	275	323	26,216
Total mortgage-backed securities	41,213	466	429	41,250
U.S. Government Agency Securities	32,207	15	131	32,091
Corporate Bonds	5,047	18	15	5,050
Total available-for-sale	$78,467	$499	$575	$78,391
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,155	$61	$—	$1,216
Federal National Mortgage Association and Other	8,737	77	19	8,795
Total held-to-maturity mortgage-backed securities	9,892	138	19	10,011
Corporate Bonds	1,000	16	—	1,016
Total held-to maturity	$10,892	$154	$19	$11,027

	At March 31, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,443	$25	$86	$4,382
Federal Home Loan Mortgage Corporation	11,104	69	148	11,025
Federal National Mortgage Association	27,094	131	617	26,608
Total mortgage-backed securities	42,641	225	851	42,015
U.S. Government Agency Securities	33,089	—	236	32,853
Corporate Bonds	5,054	—	77	4,977
Total available-for-sale	$80,784	$225	$1,164	$79,845
Held-to-Maturity*:
Mortgage-backed securities:
Government National Mortgage Association	$1,214	$40	$—	$1,254
Federal National Mortgage Association and Other	8,923	—	87	8,836
Total held-to-maturity mortgage-backed securities	10,137	40	87	10,090
Corporate Bonds	1,000	17	—	1,017
Total held-to-maturity	$11,137	$57	$87	$11,107
* The carrying amount and amortized cost are the same for all held-to-maturity securities, as no OTTI has been recorded.

There were no sales of available-for-sale and held-to-maturity securities for the three months ended June 30, 2019 and 2018.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2019 and March 31, 2019 for less than 12 months and 12 months or longer:

	At June 30, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$429	$24,340	$429	$24,340
U.S. Government Agency securities	27	20,027	104	8,349	131	28,376
Corporate Bonds	—	—	15	3,005	15	3,005
Total available-for-sale securities	$27	$20,027	$548	$35,694	$575	$55,721
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$19	$3,006	$19	$3,006
Total held-to-maturity securities	$—	$—	$19	$3,006	$19	$3,006

	At March 31, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$851	$26,787	$851	$26,787
U.S. Government Agency securities	23	20,851	213	12,002	236	32,853
Corporate bonds	—	—	77	4,977	77	4,977
Total available-for-sale securities	$23	$20,851	$1,141	$43,766	$1,164	$64,617
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$87	$8,752	$87	$8,752
Total held-to-maturity securities	$—	$—	$87	$8,752	$87	$8,752

A total of 27 securities had an unrealized loss at June 30, 2019 compared to 35 at March 31, 2019. U.S. government agency securities and mortgage-backed securities represented 50.9% and 43.7%, respectively, of total available-for-sale securities in an unrealized loss position at June 30, 2019. There were 17 mortgage-backed securities, three corporate bonds, and two U.S. government agency security, that had an unrealized loss position for more than 12 months at June 30, 2019. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or until the valuation recovers.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). The Bank did not have any other securities that were classified as having other-than-temporary impairment in its investment portfolio at June 30, 2019.

The following is a summary of the amortized cost and fair value of debt securities at June 30, 2019, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$1,003	$1,000	1.65%
One through five years	8,275	8,235	1.72%
Five through ten years	16,850	16,813	2.81%
After ten years	52,339	52,343	2.67%
Total	$78,467	$78,391	2.59%

Held-to-maturity:
One through five years	$4,527	$4,568	2.40%
Five through ten years	$4,252	$4,312	3.32%
After ten years	2,113	2,147	2.79%
Total	$10,892	$11,027	2.83%

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

The following is a summary of loans receivable at June 30, 2019 and March 31, 2019:

	June 30, 2019		March 31, 2019
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$106,013	25.3%	$108,363	25.5%
Multifamily	85,145	20.3%	86,177	20.2%
Commercial real estate	131,597	31.4%	130,812	30.7%
Business (1)	92,380	22.1%	96,430	22.7%
Consumer (2)	3,789	0.9%	4,023	0.9%
Total loans receivable	$418,924	100.0%	$425,805	100.0%

Unamortized premiums, deferred costs and fees, net	3,011		3,023

Allowance for loan losses	(4,670)		(4,646)
Total loans receivable, net	$417,265		$424,182
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2019 and 2018, and the fiscal year ended March 31, 2019.

Three months ended June 30, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646
Charge-offs	—	—	—	—	(67)	—	(67)
Recoveries	—	—	—	88	2	—	90
Provision for (recovery of) Loan Losses	(42)	(10)	(98)	(18)	151	18	1
Ending Balance	$1,232	$875	$668	$1,400	$240	$255	$4,670

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,052	$875	$668	$1,383	$240	$255	$4,473
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	180	—	—	17	—	—	197

Loan Receivables Ending Balance:	$107,558	$85,822	$132,112	$92,615	$3,828	$—	$421,935
Ending Balance: collectively evaluated for impairment	102,259	82,678	132,112	89,390	3,828	—	410,267
Ending Balance: individually evaluated for impairment	5,299	3,144	—	3,225	—	—	11,668

At March 31, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,103	$885	$766	$1,312	$154	$237	$4,457
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	171	—	—	18	—	—	189

Loan Receivables Ending Balance:	$109,926	$86,886	$131,292	$96,661	$4,063	$—	$428,828
Ending Balance: collectively evaluated for impairment	104,509	83,672	130,816	93,399	4,063	—	416,459
Ending Balance: individually evaluated for impairment	5,417	3,214	476	3,262	—	—	12,369

Three months ended June 30, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$1,003	$18	$24	$5,126
Charge-offs	(96)	—	—	(11)	(3)	—	(110)
Recoveries	—	158	—	5	3	—	166
Provision for (recovery of) Loan Losses	739	(590)	(512)	172	154	42	5
Ending Balance	$1,853	$1,387	$540	$1,169	$172	$66	$5,187

The following is a summary of nonaccrual loans at June 30, 2019 and March 31, 2019.

$ in thousands	June 30, 2019	March 31, 2019
Gross loans receivable:
One-to-four family	$4,132	$4,488
Multifamily	3,144	3,214
Commercial real estate	—	476
Business	1,958	2,051
Consumer	—	65
Total nonaccrual loans	$9,234	$10,294

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan.

At June 30, 2019, other non-performing assets totaled $311 thousand which consisted of other real estate owned comprised of three foreclosed residential properties, compared to $404 thousand comprised of four residential properties at March 31, 2019. At June 30, 2019 and March 31, 2019, the Bank had no non-performing held-for-sale loans.

Although we believe that substantially all risk elements at June 30, 2019 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

At June 30, 2019, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$82,678	$131,484	$84,725
Special Mention	—	628	4,046
Substandard	3,144	—	3,844
Doubtful	—	—	—
Loss	—	—	—
Total	$85,822	$132,112	$92,615

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$103,426	$3,794
Non-Performing		4,132	34
Total		$107,558	$3,828

At March 31, 2019, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$83,672	$128,319	$90,336
Special Mention	—	2,497	2,425
Substandard	3,214	476	3,900
Doubtful	—	—	—
Loss	—	—	—
Total	$86,886	$131,292	$96,661

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$106,531	$4,063
Non-Performing		3,395	—
Total		$109,926	$4,063

The following table presents an aging analysis of the recorded investment of past due loans receivables at June 30, 2019 and March 31, 2019.

June 30, 2019
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$874	$3,394	$4,268	$103,290	$107,558
Multifamily	—	—	2,056	2,056	83,766	85,822
Commercial real estate	—	—	—	—	132,112	132,112
Business	—	148	1,018	1,166	91,449	92,615
Consumer	125	43	35	203	3,625	3,828
Total	$125	$1,065	$6,503	$7,693	$414,242	$421,935

March 31, 2019
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,827	$—	$3,395	$5,222	$104,704	$109,926
Multifamily	2,580	—	2,118	4,698	82,188	86,886
Commercial real estate	121	—	—	121	131,171	131,292
Business	780	—	599	1,379	95,282	96,661
Consumer	87	53	65	205	3,858	4,063
Total	$5,395	$53	$6,177	$11,625	$417,203	$428,828

The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2019 and March 31, 2019.

	At June 30, 2019			At March 31, 2019
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,376	$5,531	$—	$4,488	$5,643	$—
Multifamily	3,144	3,144	—	3,214	3,214	—
Commercial real estate	—	—	—	476	476	—
Business	1,980	2,037	—	1,974	2,017	—
With an allowance recorded:
One-to-four family	923	923	180	929	929	171
Multifamily	—	—	—	—	—	—
Business	1,245	1,245	17	1,288	1,288	18
Total	$11,668	$12,880	$197	$12,369	$13,567	$189

The following tables presents information on average balances on impaired loans and the interest income recognized on a cash basis for the three month periods ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
	2019		2018
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,432	$17	$5,178	$29
Multifamily	3,179	27	1,700	9
Commercial real estate	238	—	1,017	8
Business	1,977	24	641	6
With an allowance recorded:
One-to-four family	926	—	949	—
Multifamily	—	—	371	—
Business	1,266	—	2,862	4
Total	$12,018	$68	$12,718	$56

Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at June 30, 2019 were $5.3 million, $2.9 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2019, total TDR loans were $5.4 million, of which $3.2 million were non-performing.

In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the three month periods ended June 30, 2019 and 2018.

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended June 30, 2019 and 2018, there were no modified loans that defaulted within 12 months of modification.

At June 30, 2019, there were 9 loans in the TDR portfolio totaling $2.4 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2019, there were 8 loans in the performing TDR portfolio totaling $2.2 million.

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

The aggregate amount of loans outstanding to related parties was $80 thousand at June 30, 2019 and March 31, 2019.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$168	$168
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,205	—	4,205
Federal Home Loan Mortgage Corporation	—	10,829	—	10,829
Federal National Mortgage Association	—	26,216	—	26,216
U.S. Government Agency Securities	—	32,091	—	32,091
Corporate bonds	—	5,050	—	5,050
Total available-for-sale securities	—	78,391	—	78,391
Other investments	—	—	455	455
Total	$—	$78,391	$623	$79,014

	Fair Value Measurements at March 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$180	$180
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,382	—	4,382
Federal Home Loan Mortgage Corporation	—	11,025	—	11,025
Federal National Mortgage Association	—	26,608	—	26,608
U.S. Government Agency securities	—	32,853	—	32,853
Corporate bonds	—	4,977	—	4,977
Total available-for-sale securities	—	79,845	—	79,845
Other investments	—	—	454	454
Total	$—	$79,845	$634	$80,479

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other equity securities. Level 3 assets accounted for 0.11% of the Company’s total assets measured at fair value at June 30, 2019 and March 31, 2019.

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

In the three month period ended June 30, 2019, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2019 and 2018:

$ in thousands	Beginning balance, April 1, 2019	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2019	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2019
Other investments	$454	$1	$—	$—	$455	$—

Mortgage servicing rights	180	(12)	—	—	168	(12)

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2018
Other investments	$433	$(2)	$—	$—	$431	$—

Mortgage servicing rights	181	(7)	—	—	174	(7)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other investments	$455	Cost	n/a

Mortgage servicing rights	168	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	12.79%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points

$ in thousands	Fair Value March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other investments	$454	Cost	n/a

Mortgage servicing rights	180	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	11.19%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2019 and March 31, 2019, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2019, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$1,971	$1,971
Other real estate owned	—	—	311	$311

	Fair Value Measurements at March 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$2,027	$2,027
Other real estate owned	—	—	404	$404

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2019 and March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,971	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	311	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$2,027	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	404	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2019 and March 31, 2019 are as follows:

	June 30, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$32,595	$32,595	$32,595	$—	$—
Securities available-for-sale	78,391	78,391	—	78,391	—
Other investments	455	455	—	—	455
FHLB Stock	658	658	—	658	—
Securities held-to-maturity	10,892	11,027	—	11,027	—
Loans receivable	417,265	418,800	—	—	418,800
Accrued interest receivable	2,034	2,034	—	2,034	—
Mortgage servicing rights	168	168	—	—	168
Other assets - Interest-bearing deposits	976	976	—	976	—
Financial Liabilities:
Deposits	$474,337	$483,127	$282,984	$200,143	$—
Advances from FHLB of New York	2,000	2,000	—	2,000	—
Other borrowed money	13,403	13,360	—	13,360	—
Accrued interest payable	2,179	2,179	—	2,179	—

	March 31, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$31,228	$31,228	$31,228	$—	$—
Securities available-for-sale	79,845	79,845	—	79,845	—
Other investments	454	454	—	—	454
FHLB Stock	926	926	—	926	—
Securities held-to-maturity	11,137	11,107	—	11,107	—
Loans receivable	424,182	424,013	—	—	424,013
Accrued interest receivable	2,019	2,019	—	2,019	—
Mortgage servicing rights	180	180	—	—	180
Other assets - Interest-bearing deposits	976	976	—	976	—
Financial Liabilities:
Deposits	$480,196	$477,503	$277,360	$200,143	$—
Advances from FHLB of New York	8,000	8,001	—	8,001	—
Other borrowed money	13,403	12,393	—	12,393	—
Accrued interest payable	1,931	1,931	—	1,931	—

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

NOTE 10. NON-INTEREST REVENUE AND EXPENSE

On April 1, 2018, the Company adopted ASU No, 2014-09, "Revenue from Contracts with Customers (Topic 606)" and all subsequent ASUs that modified Topic 606. As stated in Note 12, Impact of Recent Accounting Standards, the implementation of the new standard did not have a material impact to the Company's consolidated financial statements and as such, management determined that a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under Topic 605.

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
$ in thousands	2019	2018
Non-interest income
In-scope of Topic 606
Depository fees and charges	$804	$833
Loan fees and service charges	75	55
Other non-interest income	14	17
Non-interest income (in-scope of Topic 606)	893	905
Non-interest income (out-of-scope of Topic 606)	67	399
Total non-interest income	$960	$1,304

The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended June 30,
$ in thousands	2019	2018
Other non-interest income:
Compliance fee	$28	$136
Other	37	109
Total non-interest income	$65	$245

Other non-interest expense:
Advertising	$93	$79
Legal expense	98	141
Insurance and surety	144	165
Audit expense	126	188
Outsourced service	156	135
Data lines / internet	108	76
Retail expenses	200	203
Regulatory assessment	55	88
Director's fees	77	86
Other	516	600
Total non-interest expense	$1,573	$1,761

NOTE 11. LEASES

On April 1, 2019, the Company adopted ASU No, 2016-02, "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, eight retail branches and three ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption.

As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the operating lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019. The weighted-average discount rate is 2.98% and the weighted-average remaining lease term is 8.50 years as of June 30, 2019. The operating lease expense was $730 thousand for the three months ended June 30, 2019. Cash paid for amounts included in the measurement of the lease liabilities was $686 thousand for the three months ended June 30, 2019.

Maturities of operating lease liabilities at June 30, 2019 are as follows:

$ in thousands	Operating Leases
Year ending March 31,
2020	$2,074
2021	2,701
2022	2,600
2023	2,462
2024	2,534
Thereafter	10,231
Total lease payments	22,602
Interest	(2,803)
Lease liability	$19,799

NOTE 12. IMPACT OF RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as modified and augmented by subsequently issued pronouncements (ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, 2017-13 and 2017-14) became effective for annual periods beginning after December 15, 2017 (April 1, 2018 for the Company), and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company completed its review of the impact of this guidance and concluded that (1) a substantial majority of the Company's revenue is comprised of interest income on financial assets, which is explicitly excluded from the scope of ASU 2014-09 and (2) based on our understanding of the standard and subsequent modification and the nature of our non-interest revenue, many elements of non-interest income are unaffected. The Company identified the non-interest income streams that are contractually based and adopted this ASU on a modified retrospective approach. Since the new guidance did not have a material impact to the Company's consolidated financial statements, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU No. 2016-02, as augmented by ASU No. 2018-01, is effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ended March 31, 2020), including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," to clarify and correct unintended application of the guidance in ASU No. 2016-02. The amendments in this ASU affect aspects of the guidance and provide clarification to related topics such as 1) rate implicit in the lease; 2) reassessment of leases; 3) transition guidance; and 4) impairment of net investment in the lease. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Target Improvements," which provides guidance related to comparative reporting requirements for initial adoption. This amendment provides entities with another transition method, in addition to the modified retrospective approach, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, "Leases (Topic 842) Narrow-Scope Improvements for Lessors," which clarifies how to apply the leases standard when accounting for sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842) Codification Improvements," which clarifies certain issues related to 1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; 2) presentation on the statement of cashflows for sales-type and direct financing leases; and 3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The Company adopted ASU No. 2016-02 effective April 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (April 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. See Note 11 "Leases" for further information.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial

Instruments - Credit Losses (Topic 326): Targeted Transition Relief," to provide transition relief by providing entities with an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. The fair value election option is applied on an instrument-by-instrument basis and does not apply to held-to-maturity debt securities. In July 2019, the FASB proposed an extension date for CECL implementation for smaller reporting companies, as defined by the SEC. The proposal was issued for a 30-day comment period beginning August 1. After review of all comments received, the FASB will make a final determination. If the extension is made official, the Company's new implementation date will be for the fiscal year ending March 31, 2024. The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•
the ability of the Bank to comply with the Formal Agreement ("Agreement") between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expenses and net income;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that approximately 75% of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $572.1 million in assets and 109 employees as of June 30, 2019.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2019, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at June 30, 2019, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1(1)	$—	$—	$13,400	$13,400	$14,941	$400	$—	$—	$15,341
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,093	11,093	—	1	—	4,191	4,192
CDE 20*	625	12,500	—	—	—	—	—	4,875	4,875
CDE 21	625	12,500	11,891	11,891	—	1	—	4,875	4,876
Total	$2,350	$49,000	$36,384	$36,384	$14,941	$402	$—	$19,110	$34,453
* Entities exited the NMTC projects during fiscal years 2018 and 2019 and remain on the above table pending final dissolution.
(1) Carver Statutory Trust I debt investment includes deferred interest of $1.9 million.

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2019 included in its 2019 Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, assessment of the recoverability of the deferred tax asset, and the fair value of financial instruments involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s fiscal 2019 Form 10-K.

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any other securities that are classified as having other-than-temporary impairment in its investment portfolio at June 30, 2019.

Deferred Tax Assets

The Company records income taxes in accordance with ASC 740 Topic “Income Taxes,” as amended, using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable/(receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. Management is continually reviewing the operation of the Company with a view to the future. Based on management's current analysis and the appropriate accounting literature, management is of the opinion that a full valuation allowance is appropriate. This valuation allowance could subsequently be adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, reducing the corporate income tax rate from a 35% maximum rate to 21% effective January 1, 2018. Given that the Company has fully reserved all but $148 thousand of its deferred tax asset, there is minimal impact to the financial statements.

On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for net deferred tax asset of $23.7 million has been recorded as of June 30, 2019. The valuation allowance was initially recorded during fiscal year 2011, and has remained through June 30, 2019, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to received refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits was $148 thousand at June 30, 2019, as discussed above, and $170 thousand at March 31, 2019.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2019, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the three months ended June 30, 2019. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing regulatory guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of June 30, 2019.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $6.0 million, or 28.0%, to $15.4 million at June 30, 2019, compared to $21.4 million at March 31, 2019 as the Bank repaid short-term borrowings from the FHLB during the quarter. The Bank secured a $2 million FHLB overnight advance at June 30, 2019. Due to the late filing of Carver's 2016 Form 10-K (as filed with the Securities and Exchange Commission on August 12, 2016), and the going concern language contained therein, the FHLB-NY notified Carver on July 1, 2016 that it would be restricting Carver's borrowings to 30-day terms. At June 30, 2019, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $54.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2019 and March 31, 2019, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $32.6 million and $31.2 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2019, total cash and cash equivalents increased $1.4 million to $32.6 million at June 30, 2019, compared to $31.2 million at March 31, 2019, reflecting cash provided by investing activities of $9.1 million and cash provided by operating activities of $4.1 million, offset by cash used in financing activities of $11.9 million. Net cash provided by investing activities of $9.1 million was primarily attributable to net loan principal repayments and investment paydowns. Net cash used in financing activities of $11.9 million resulted from net decreases in deposits of $5.9 million and repayment of $6.0 million FHLB short-term borrowings during the first quarter. The net decrease in deposits was primarily due to a strategic decision to not renew non-relationship institutional certificates of deposit as loan demand was weak and renewal rates exceeded the earnings rate on the Bank's cash deposit at the Federal Reserve. Net cash used in operating activities totaled $4.1 million.

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

The table below presents the capital position of the Bank at June 30, 2019:

	June 30, 2019
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$67,313	11.70%
Individual minimum capital requirement	51,800	9.00%
Minimum capital requirement	23,022	4.00%
Excess over individual minimum capital requirement	15,513	2.70%

Common equity Tier 1
Regulatory capital	$67,313	16.07%
Minimum capital requirement	29,326	7.00%
Excess	37,987	9.07%

Tier 1 risk-based capital
Regulatory capital	$67,313	16.07%
Minimum capital requirement	35,610	8.50%
Excess	31,703	7.57%

Total risk-based capital
Regulatory capital	$72,219	17.24%
Individual minimum capital requirement	50,273	12.00%
Minimum capital requirement	43,989	10.50%
Excess over individual minimum capital requirement	21,946	5.24%

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

At June 30, 2019, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 11.70%, Common Equity Tier 1 capital ratio of 16.07%, Tier 1 risk-based capital ratio of 16.07%, and a total risk-based capital ratio of 17.24%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During fiscal 2012, 2013, 2014 and 2015 three, ten, six and one loan, respectively, that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At June 30, 2019, the Bank continues to service 108 loans with a principal balance of $18.6 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2019 (1)	$1,982
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(7)
Open claims as of June 30, 2019 (1)	$1,975
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $218 thousand as of June 30, 2019. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2019:

$ in thousands	June 30, 2019
Representation and warranty repurchase reserve, March 31, 2019 (1)	$226
Net adjustment to reserve for repurchase losses (2)	(8)
Representation and warranty repurchase reserve, June 30, 2019 (1)	$218
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2019 and March 31, 2019

Assets

At June 30, 2019, total assets were $572.1 million, reflecting an increase of $8.4 million, or 1.5%, from total assets of $563.7 million at March 31, 2019. The increase is attributible to the adoption of ASU 2016-02 "Leases (Topic 842)," a new accounting standard which requires lessees to establish a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For the Company, this applied only to property leases and a ROU asset totaling $20 million was established on April 1, 2019. This was partially offset by a $6.9 million decrease in the loan portfolio, net of the allowance for loan losses, and a $1.7 million decrease in the Bank's investment portfolio.

Total cash and cash equivalents increased $1.4 million, or 4.4%, from $31.2 million at March 31, 2019 to $32.6 million at June 30, 2019. The quarterly increase in cash from approximately $9.1 million in scheduled loan and securities paydowns and payoffs was partially offset by the strategic management of intended non-relationship deposit outflows during the period, as the decline in loan demand no longer warranted the maintenance of certain higher cost time deposits.

Total investment securities decreased $1.7 million, or 1.9%, to $89.3 million at June 30, 2019, compared to $91.0 million at March 31, 2019 due to scheduled principal payments received.

Gross portfolio loans decreased $6.9 million, or 1.6%, to $421.9 million at June 30, 2019, compared to $428.8 million at March 31, 2019, due primarily to attrition and payoffs of non-owner occupied commercial real estate mortgage loans. The Bank has achieved its goal of maintaining a concentration level of commercial real estate loans commensurate with its risk perspective.

Liabilities and Equity

Total liabilities increased $3.3 million, or 0.6%, to $519.9 million at June 30, 2019, compared to $516.6 million at March 31, 2019, primarily due to the initial recognition of the $20 million operating lease liabilities as a result of the adoption of ASU 2016-02. This increase was partially offset by the Bank's managed decline in deposits and the repayment of borrowed funds.

Deposits decreased $5.9 million, or 1.2%, to $474.3 million at June 30, 2019, compared to $480.2 million at March 31, 2019, due primarily to declines in brokered certificate of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits. Also, balance sheet management called for a lower level of deposits due to weaker loan demand.

Advances from the Federal Home Loan Bank of New York and other borrowed money decreased $6.0 million, or 28.0%, to $15.4 million at June 30, 2019, compared to $21.4 million at March 31, 2019 as the Bank repaid FHLB short-term borrowings during the period. The Bank secured a $2 million FHLB overnight advance at June 28, 2019.

Other liabilities decreased $4.6 million, or 30.9%, to $10.3 million at June 30, 2019, compared to $15.0 million at March 31, 2019, due primarily to the $5.3 million deferred gain on sale/leaseback of buildings recognized as a cumulative effect adjustment to equity as a result of the adoption of ASU 2016-02.

Total equity increased $5.1 million, or 10.8%, to $52.2 million at June 30, 2019, compared to $47.1 million at March 31, 2019. The increase was primarily due to the $5.3 million deferred gain on sale/leaseback of buildings recognized, as discussed above. In addition, a decrease of $879 thousand in unrealized losses on securities available-for-sale was partially offset by a net loss of $1.1 million for the three month period.

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
The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2019:

$ in thousands
Commitments to fund commercial and consumer loans	$1,105
Lines of credit	2,291
Commitment to fund private equity investment	640
Total	$4,036

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

Overview

The Company reported a net loss of $1,139 thousand for the three months ended June 30, 2019, compared to a net loss of $1.0 million for the comparable prior year quarter. The change in our results was primarily driven by a decrease in non-interest expense, offset by lower net interest income in the current period compared to the prior year period.

The following table reflects selected operating ratios for the three months ended June 30, 2019 and 2018 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2019		2018
Return on average assets (1)	(0.79)%		(0.61)%
Return on average stockholders' equity (2) (8)	(8.61)%		(8.14)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(8.53)%		(7.68)%
Net interest margin (3)	3.07%		2.72%
Interest rate spread (4)	2.80%		2.50%
Efficiency ratio (5)	122.17%		117.67%
Operating expenses to average assets (6)	4.37%		4.07%
Average stockholders' equity to average assets (7) (8)	9.22%		7.54%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	9.32%		8.00%
Average interest-earning assets to average interest-bearing liabilities	1.26	x	1.22	x

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

	Three Months Ended June 30,
$ in thousands	2019	2018
Average Stockholders' Equity
Average Stockholders' Equity	$52,885	$50,633
Average AOCI	(531)	(3,034)
Average Stockholders' Equity, excluding AOCI	$53,416	$53,667

Return on Average Stockholders' Equity	(8.61)%	(8.14)%
Return on Average Stockholders' Equity, excluding AOCI	(8.53)%	(7.68)%

Average Stockholders' Equity to Average Assets	9.22%	7.54%
Average Stockholders' Equity, excluding AOCI, to Average Assets	9.32%	8.00%

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $326 thousand, or 7.2%, to $4.2 million for the three months ended June 30, 2019, compared to $4.5 million for the same quarter last year.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2019 and 2018. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended June 30,
	2019			2018
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$419,887	$4,823	4.59%	$468,071	$5,186	4.43%
Mortgage-backed securities	51,749	313	2.42%	42,269	230	2.18%
Investment securities(2)	39,920	282	2.83%	45,690	264	2.31%
Money market investments	31,620	167	2.12%	106,398	443	1.67%
Total interest-earning assets	543,176	5,585	4.11%	662,428	6,123	3.70%
Non-interest-earning assets	30,165			8,711
Total assets	$573,341			$671,139

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$24,463	$8	0.13%	$24,129	$8	0.13%
Savings and clubs	98,779	64	0.26%	103,206	67	0.26%
Money market	98,550	153	0.62%	101,817	117	0.46%
Certificates of deposit	194,011	969	2.00%	281,845	1,147	1.63%
Mortgagors deposits	2,514	11	1.76%	2,646	9	1.36%
Total deposits	418,317	1,205	1.16%	513,643	1,348	1.05%
Borrowed money	13,469	208	6.19%	29,612	277	3.75%
Total interest-bearing liabilities	431,786	1,413	1.31%	543,255	1,625	1.20%
Non-interest-bearing liabilities
Demand deposits	59,562			60,244
Other liabilities	29,108			17,007
Total liabilities	520,456			620,506
Stockholders' equity	52,885			50,633
Total liabilities and equity	$573,341			$671,139
Net interest income		$4,172			$4,498

Average interest rate spread			2.80%			2.50%

Net interest margin			3.07%			2.72%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $538 thousand, or 8.8%, to $5.6 million for the three months ended June 30, 2019, compared to $6.1 million for the prior year quarter. Interest income on loans decreased $363 thousand, or 7.0%, for the three months ended June 30, 2019, comprised of a decrease of $533 thousand in interest income due to a decline in average balances in the current period of $48.2 million, which was partially offset by a current period increase of $170 thousand in interest income due to a 16 basis-point improvement in the overall yield. The decrease in the average loans outstanding is a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal years. Interest income on money market investments decreased $276 thousand, or 62.3%, primarily due to a decline in the Bank's interest-bearing account at the Federal Reserve Bank.

Interest Expense

Interest expense decreased $212 thousand, or 13.0%, to $1.4 million for the three months ended June 30, 2019, compared to $1.6 million for the prior year quarter. Interest expense on deposits decreased $143 thousand, or 10.6%, for the three months ended June 30, 2019, primarily due to an $87.8 million decrease in the average balances of certificates of deposit. Interest expense on borrowings decreased from the prior period despite an increase of 244 basis points in the cost to borrow, due to a decrease of $16.1 million in average borrowings during the current year-to-date period.

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

The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2019 and 2018 and the fiscal year ended March 31, 2019:

$ in thousands	Three Months Ended June 30, 2019	Fiscal Year Ended March 31, 2019	Three Months Ended June 30, 2018
Beginning Balance	4,646	$5,126	$5,126
Less: Charge-offs	(67)	(1,298)	(110)
Add: Recoveries	90	1,088	166
(Recovery of) provision for loan losses	1	(270)	5
Ending Balance	$4,670	$4,646	$5,187

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	0.02%	(0.05)%	0.05%
Allowance to total loans	1.11%	1.08%	1.15%
Allowance to non-performing loans	50.57%	45.13%	52.54%

The Company recorded a $1 thousand provision for loan loss for the three months ended June 30, 2019, compared to a $5 thousand provision for loan loss for the prior year quarter. Net recoveries of $23 thousand were recognized during the first quarter, compared to net recoveries of $56 thousand for the prior year quarter.

At June 30, 2019, nonaccrual loans totaled $9.2 million, or 1.6% of total assets, compared to $10.3 million, or 1.8% of total assets at March 31, 2019. The ALLL was $4.7 million at June 30, 2019, which represents a ratio of the ALLL to nonaccrual loans of 50.6% compared to a ratio of 45.1% at March 31, 2019. The ratio of the allowance for loan losses to total loans was 1.11% at June 30, 2019, compared to 1.08% at March 31, 2019.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a period of at least six months. At June 30, 2019, loans classified as TDR totaled $5.3 million, of which $2.4 million were classified as performing. At March 31, 2019, loans classified as TDR totaled $5.4 million, of which $2.2 million were classified as performing.

At June 30, 2019, non-performing assets totaled $9.5 million, or 1.7% of total assets compared to $10.7 million, or 1.9% of total assets at March 31, 2019. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,132	$4,488	$4,508	$4,709	$4,809
Multifamily	3,144	3,214	2,708	2,328	2,436
Commercial real estate	—	476	1,233	489	495
Business	1,958	2,051	1,467	1,819	2,132
Consumer	—	65	—	—	—
Total nonaccrual loans	9,234	10,294	9,916	9,345	9,872
Other non-performing assets (2):
Real estate owned	311	404	453	262	552
Loans held-for-sale	—	—	—	—	—
Total other non-performing assets	311	404	453	262	552
Total non-performing assets (3)	$9,545	$10,698	$10,369	$9,607	$10,424

Accruing loans contractually past maturity > 90 days (4)	35	—	—	—	—

Non-performing loans to total loans	2.19%	2.40%	2.32%	2.17%	2.18%
Non-performing assets to total assets	1.67%	1.90%	1.76%	1.56%	1.63%
Allowance to total loans	1.11%	1.08%	1.12%	1.11%	1.15%
Allowance to non-performing loans	50.57%	45.13%	48.43%	51.28%	52.54%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2019, there were $2.4 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2019, the Bank had $5.4 million in subprime loans, or 1.3% of its total loan portfolio, of which $1.6 million are non-performing loans.

Non-Interest Income

Non-interest income decreased $344 thousand, or 26.4%, to $1.0 million for the three months ended June 30, 2019, compared to $1.3 million for the prior year quarter. Other non-interest income decreased from the prior year due to the completion of NMTC projects and lower gains recognized on sales of real estate owned. In addition, non-interest income in the prior year included $154 thousand gain on sale of building. The total deferred gain on sale/leaseback of buildings was recognized as a cumulative effect adjustment to equity effective April 1, 2019 with the transition to ASU 2016-02.

Non-Interest Expense

Non-interest expense decreased $557 thousand, or 8.2%, to $6.3 million for the three months ended June 30, 2019, compared to $6.8 million for the prior year quarter. The Company's employee compensation and benefits expense decreased $450 thousand compared to the prior year period due to a strategic reduction in force. In addition, FDIC premiums were significantly lower as a result of the Bank's commitment to improving its regulatory position. For the same reason, the Bank's regulatory assessment was reduced by $33 thousand for the current quarterly period. Operating efficiencies and improvement in the control environment and in the regulatory infrastructure created additional year-over-year quarterly savings in audit expense ($62 thousand), legal fees ($43 thousand), security services ($33 thousand), insurance ($21 thousand) and various others. These decreases were partially offset by higher net occupancy expense as the Company began making lease payments on its Main Office branch in conjunction with the sale/leaseback of its administrative headquarters in February 2018.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2019, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2019, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's first quarter ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2019.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended June 30, 2019.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2019 (unaudited) and March 31, 2019; (ii) Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three months ended June 30 2019 and 2018 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2019 and 2018 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	August 14, 2019	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2019	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)