Form 10-Q
period 2019-09-30
CARVER BANCORP INC
filed 2019-11-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2019
Common Stock, par value $0.01	3,699,384

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2019	March 31, 2019
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,970	$30,719
Money market investments	259	509
Total cash and cash equivalents	38,229	31,228
Investment securities:
Available-for-sale, at fair value	75,109	79,845
Held-to-maturity, at amortized cost (fair value of $10,879 and $11,107 at September 30, 2019 and March 31, 2019, respectively)	10,680	11,137
Total investment securities	85,789	90,982
Loans receivable:
Real estate mortgage loans	338,776	328,104
Commercial business loans	90,816	96,661
Consumer loans	3,692	4,063
Loans, gross	433,284	428,828
Allowance for loan losses	(4,625)	(4,646)
Total loans receivable, net	428,659	424,182
Premises and equipment, net	5,411	5,056
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,468	926
Accrued interest receivable	2,065	2,019
Right-of-use assets	18,783	—
Other assets	6,588	9,320
Total assets	$586,992	$563,713

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$58,415	$60,201
Interest-bearing deposits:
Interest-bearing checking	22,119	23,473
Savings	97,400	99,310
Money market	102,083	94,376
Certificates of deposit	191,025	200,607
Escrow	2,079	2,229
Total interest-bearing deposits	414,706	419,995
Total deposits	473,121	480,196
Advances from the FHLB-NY and other borrowed money	33,552	21,403
Operating lease liability	19,254	—
Other liabilities	9,756	14,978
Total liabilities	535,683	516,577

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,701,328 and 3,700,728 shares issued; 3,699,384 and 3,698,784 shares outstanding at September 30, 2019 and March 31, 2019, respectively)	61	61
Additional paid-in capital	55,516	55,514
Accumulated deficit	(49,051)	(52,201)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	82	(939)
Total equity	51,309	47,136
Total liabilities and equity	$586,992	$563,713
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2019	2018	2019	2018
Interest income:
Loans	$4,589	$4,931	$9,412	$10,117
Mortgage-backed securities	296	281	609	511
Investment securities	230	325	512	589
Money market investments	173	380	340	823
Total interest income	5,288	5,917	10,873	12,040

Interest expense:
Deposits	1,184	1,402	2,389	2,750
Advances and other borrowed money	260	199	468	476
Total interest expense	1,444	1,601	2,857	3,226

Net interest income	3,844	4,316	8,016	8,814
Provision for loan losses	7	49	8	54
Net interest income after provision for loan losses	3,837	4,267	8,008	8,760

Non-interest income:
Depository fees and charges	811	854	1,615	1,687
Loan fees and service charges	73	70	161	142
Gain (loss) on sale of loans, net	22	(23)	25	(23)
Gain on sale of building, net	—	154	—	308
Other	292	24	357	269
Total non-interest income	1,198	1,079	2,158	2,383

Non-interest expense:
Employee compensation and benefits	2,808	3,110	5,528	6,280
Net occupancy expense	1,147	1,354	2,264	2,286
Equipment, net	352	309	640	559
Data processing	421	413	826	837
Consulting fees	49	69	128	109
Federal deposit insurance premiums (credits)	(89)	246	(1)	496
Other	1,397	1,796	2,970	3,557
Total non-interest expense	6,085	7,297	12,355	14,124

Loss before income taxes	(1,050)	(1,951)	(2,189)	(2,981)
Income tax expense	—	66	—	66
Net loss	$(1,050)	$(2,017)	$(2,189)	$(3,047)

Net loss per common share:
Basic	$(0.28)	$(0.55)	$(0.59)	$(0.82)
Diluted	(0.28)	(0.55)	(0.59)	(0.82)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Net loss	$(1,050)	$(2,017)	$(2,189)	$(3,047)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of securities available-for-sale, net of income tax expense at September 30, 2019 and March 31, 2019	142	(348)	1,021	(686)
Total comprehensive loss, net of tax	$(908)	$(2,365)	$(1,168)	$(3,733)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Six Months Ended September 30, 2019 and 2018
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended September 30, 2019
Balance — June 30, 2019	$45,118	$61	$55,515	$(48,001)	$(417)	$(60)	$52,216
Net loss	—	—	—	(1,050)	—	—	(1,050)
Other comprehensive income, net of taxes	—	—	—	—	—	142	142
Stock based compensation expense	—	—	1	—	—	—	1
Balance — September 30, 2019	$45,118	$61	$55,516	$(49,051)	$(417)	$82	$51,309

Six Months Ended September 30, 2019
Balance — March 31, 2019	$45,118	$61	$55,514	$(52,201)	$(417)	$(939)	$47,136
Net loss	—	—	—	(2,189)	—	—	(2,189)
Other comprehensive income, net of taxes	—	—	—	—	—	1,021	1,021
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	5,339	—	—	5,339
Stock based compensation expense	—	—	2	—	—	—	2
Balance — September 30, 2019	$45,118	$61	$55,516	$(49,051)	$(417)	$82	$51,309

Three Months Ended September 30, 2018
Balance — June 30, 2018	$45,118	$61	$55,480	$(47,295)	$(417)	$(2,343)	$50,604
Net loss	—	—	—	(2,017)	—	—	(2,017)
Other comprehensive income, net of taxes	—	—	—	—	—	(348)	(348)
Stock based compensation expense	—	—	31	—	—	—	31
Balance — September 30, 2018	$45,118	$61	$55,511	$(49,312)	$(417)	$(2,691)	$48,270

Six Months Ended September 30, 2018
Balance — March 31, 2018	$45,118	$61	$55,479	$(45,544)	$(417)	$(2,726)	$51,971
Net loss	—	—	—	(3,047)	—	—	(3,047)
Other comprehensive income, net of taxes	—	—	—	—	—	(686)	(686)
AOCI reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	32	—	—	—	32
Balance — September 30, 2018	$45,118	$61	$55,511	$(49,312)	$(417)	$(2,691)	$48,270

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,189)	$(3,047)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	8	54
Stock based compensation expense	2	32
Depreciation and amortization expense	446	367
Gain on sale of real estate owned, net of market value adjustment	(208)	(93)
(Gain) loss on sale of loans, net	(25)	23
Gain on sale of building	—	(308)
Amortization and accretion of loan premiums and discounts and deferred charges	253	163
Amortization and accretion of premiums and discounts — securities	456	229
(Increase) decrease in accrued interest receivable	(46)	27
Decrease (increase) in other assets	2,741	(408)
Increase in other liabilities	117	346
Net cash provided by (used in) operating activities	1,555	(2,615)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(47,629)
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	5,342	5,328
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	438	508
Originations of loans held-for-investment, net of repayments	15,724	45,806
Loans purchased from third parties	(20,902)	—
Proceeds on sale of loans	602	232
(Purchase) redemption of FHLB-NY stock, net	(542)	1,202
Purchase of premises and equipment	(801)	(2,460)
Proceeds from sales of real estate owned	511	1,105
Net cash provided by investing activities	372	4,092
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(7,075)	(50,506)
Net increase (decrease) in FHLB-NY advances and other borrowings	12,149	(25,000)
Net cash provided by (used in) financing activities	5,074	(75,506)
Net increase (decrease) in cash and cash equivalents	7,001	(74,029)
Cash and cash equivalents at beginning of period	31,228	134,558
Cash and cash equivalents at end of period	$38,229	$60,529

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$—	$142
Recognition of right-of-use asset	19,951	—
Recognition of operating lease liability	20,335	—
Recognition of finance lease asset	163	—
Recognition of finance lease liability	153	—

Cash paid for:
Interest	$2,385	$2,500
Income taxes	32	31

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 5.19% and the total amount of deferred interest was $2.2 million at September 30, 2019.

Carver relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to Carver, and the FRB regulates dividends paid by Carver. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement defined directly below, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended Carver’s regular quarterly cash dividend on its common stock. There are no assurances that dividend payments to Carver will resume.

Regulation

On October 23, 2015, the Board of Directors of the Company adopted resolutions requiring, among other things, written approval from the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock.

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Agreement, the Bank must obtain the approval of the

OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended March 31, 2020. The consolidated balance sheet at September 30, 2019 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2019. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. LOSS PER COMMON SHARE

The following table reconciles the net loss (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2019	2018	2019	2018
Net loss	$(1,050)	$(2,017)	(2,189)	(3,047)

Weighted average common shares outstanding - basic	3,699,384	3,698,664	3,699,101	3,698,286
Weighted average common shares outstanding – diluted	3,699,384	3,698,664	3,699,101	3,698,286

Basic loss per common share	$(0.28)	$(0.55)	$(0.59)	$(0.82)
Diluted loss per common share	$(0.28)	$(0.55)	$(0.59)	$(0.82)

For the three and six months ended September 30, 2019 and 2018, all restricted shares and outstanding stock options were anti-dilutive.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the six months ended September 30, 2019 and 2018:

$ in thousands	At March 31, 2019	Other Comprehensive Income, net of tax	At September 30, 2019
Net unrealized income (loss) on securities available-for-sale	$(939)	$1,021	$82

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Income, net of tax	At September 30, 2018
Net unrealized income (loss) on securities available-for-sale	$(2,726)	721	$(686)	$(2,691)

There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2019 and 2018.

NOTE 6. INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2019, $75.1 million, or 87.6%, of the Bank’s total securities were classified as available-for-sale, and $10.7 million, or 12.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at September 30, 2019 and March 31, 2019.

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

Other investments totaled $492 thousand at September 30, 2019 and are included in Other Assets on the Statements of Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2019 and March 31, 2019:

	At September 30, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$3,907	$21	$15	$3,913
Federal Home Loan Mortgage Corporation	10,243	148	25	10,366
Federal National Mortgage Association	25,504	363	225	25,642
Total mortgage-backed securities	39,654	532	265	39,921
U.S. Government Agency Securities	30,310	13	205	30,118
Corporate Bonds	5,041	35	6	5,070
Total available-for-sale	$75,005	$580	$476	$75,109
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$1,113	$69	$—	$1,182
Federal National Mortgage Association and Other	8,567	131	10	8,688
Total held-to-maturity mortgage-backed securities	9,680	200	10	9,870
Corporate Bonds	1,000	9	—	1,009
Total held-to maturity	$10,680	$209	$10	$10,879

	At March 31, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,443	$25	$86	$4,382
Federal Home Loan Mortgage Corporation	11,104	69	148	11,025
Federal National Mortgage Association	27,094	131	617	26,608
Total mortgage-backed securities	42,641	225	851	42,015
U.S. Government Agency Securities	33,089	—	236	32,853
Corporate Bonds	5,054	—	77	4,977
Total available-for-sale	$80,784	$225	$1,164	$79,845
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$1,214	$40	$—	$1,254
Federal National Mortgage Association and Other	8,923	—	87	8,836
Total held-to-maturity mortgage-backed securities	10,137	40	87	10,090
Corporate Bonds	1,000	17	—	1,017
Total held-to-maturity	$11,137	$57	$87	$11,107

There were no sales of available-for-sale and held-to-maturity securities for the three and six months ended September 30, 2019 and 2018.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2019 and March 31, 2019 for less than 12 months and 12 months or longer:

	At September 30, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$18	$3,498	$247	$18,156	$265	$21,654
U.S. Government Agency securities	76	9,937	129	18,680	205	28,617
Corporate Bonds	—	—	6	3,009	6	3,009
Total available-for-sale securities	$94	$13,435	$382	$39,845	$476	$53,280
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$10	$1,248	$10	$1,248
Total held-to-maturity securities	$—	$—	$10	$1,248	$10	$1,248

	At March 31, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$851	$26,787	$851	$26,787
U.S. Government Agency securities	23	20,851	213	12,002	236	32,853
Corporate bonds	—	—	77	4,977	77	4,977
Total available-for-sale securities	$23	$20,851	$1,141	$43,766	$1,164	$64,617
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$87	$8,752	$87	$8,752
Total held-to-maturity securities	$—	$—	$87	$8,752	$87	$8,752

A total of 24 securities had an unrealized loss at September 30, 2019 compared to 35 at March 31, 2019. U.S. government agency securities and mortgage-backed securities represented 53.7% and 40.6%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2019. There were 13 mortgage-backed securities, three corporate bonds, and three U.S. government agency securities, that had an unrealized loss position for more than 12 months at September 30, 2019. The Bank had one mortgage-backed security in the held-to-maturity portfolio that had an unrealized loss position for more than 12 months. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and that the Company has the ability and intent to hold the securities until maturity or until the valuations recover.

The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). The Bank did not have any other securities that were classified as having other-than-temporary impairment in its investment portfolio at September 30, 2019.

The following is a summary of the amortized cost and fair value of debt securities at September 30, 2019, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$1,001	$1,000	1.65%
One through five years	7,962	7,925	1.72%
Five through ten years	15,392	15,377	2.63%
After ten years	50,650	50,807	2.61%
Total	$75,005	$75,109	2.51%

Held-to-maturity:
One through five years	$4,498	$4,569	2.40%
Five through ten years	$4,144	$4,226	3.35%
After ten years	2,038	2,084	2.86%
Total	$10,680	$10,879	2.86%

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

From time to time, events or economic factors may affect the loan portfolio, causing management to provide additional or to release reserves from the ALLL. The ALLL is sensitive to risk ratings assigned to individually evaluated loans and economic assumptions and delinquency trends. Individual loan risk ratings are evaluated based on the specific facts related to that loan. Additions to the ALLL are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the ALLL, while recoveries of previously charged off amounts are credited to the ALLL.

The following is a summary of loans receivable at September 30, 2019 and March 31, 2019:

	September 30, 2019		March 31, 2019
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$116,291	27.1%	$108,363	25.5%
Multifamily	82,246	19.1%	86,177	20.2%
Commercial real estate	138,512	32.2%	130,812	30.7%
Business (1)	88,982	20.7%	96,430	22.7%
Consumer (2)	3,655	0.9%	4,023	0.9%
Total loans receivable	$429,686	100.0%	$425,805	100.0%

Unamortized premiums, deferred costs and fees, net	3,598		3,023

Allowance for loan losses	(4,625)		(4,646)
Total loans receivable, net	$428,659		$424,182
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2019 and 2018, and the fiscal year ended March 31, 2019.

Three months ended September 30, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	1,232	875	668	1,400	240	255	$4,670
Charge-offs	—	—	—	(56)	(6)	—	(62)
Recoveries	8	—	—	2	—	—	10
Provision for (recovery of) Loan Losses	49	9	27	145	14	(237)	7
Ending Balance	$1,289	$884	$695	$1,491	$248	$18	$4,625

Six months ended September 30, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646
Charge-offs	—	—	—	(56)	(73)	—	(129)
Recoveries	8	—	—	90	2	—	100
Provision for (recovery of) Loan Losses	7	(1)	(71)	127	165	(219)	8
Ending Balance	$1,289	$884	$695	$1,491	$248	$18	$4,625

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,120	$884	$695	$1,478	$248	$18	$4,443
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	169	—	—	13	—	—	182

Loan Receivables Ending Balance:	$118,502	$82,823	$137,451	$90,816	$3,692	$—	$433,284
Ending Balance: collectively evaluated for impairment	113,693	80,390	137,451	88,509	3,692	—	423,735
Ending Balance: individually evaluated for impairment	4,809	2,433	—	2,307	—	—	9,549

At March 31, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,103	$885	$766	$1,312	$154	$237	$4,457
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	171	—	—	18	—	—	189

Loan Receivables Ending Balance:	$109,926	$86,886	$131,292	$96,661	$4,063	$—	$428,828
Ending Balance: collectively evaluated for impairment	104,509	83,672	130,816	93,399	4,063	—	416,459
Ending Balance: individually evaluated for impairment	5,417	3,214	476	3,262	—	—	12,369

Three months ended September 30, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,853	$1,387	$540	$1,169	$172	$66	$5,187
Charge-offs	(49)	(100)	—	(329)	(2)	—	(480)
Recoveries	—	—	—	4	32	—	36
Provision for (recovery of) Loan Losses	(323)	(348)	162	686	(62)	(66)	49
Ending Balance	$1,481	$939	$702	$1,530	$140	$—	$4,792

Six months ended September 30, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$1,003	$18	$24	$5,126
Charge-offs	(145)	(100)	—	(340)	(5)	—	(590)
Recoveries	—	158	—	9	35	—	202
Provision for (recovery of) Loan Losses	416	(938)	(350)	858	92	(24)	54
Ending Balance	$1,481	$939	$702	$1,530	$140	$—	$4,792

The following is a summary of nonaccrual loans at September 30, 2019 and March 31, 2019.

$ in thousands	September 30, 2019	March 31, 2019
Gross loans receivable:
One-to-four family	$3,753	$4,488
Multifamily	2,433	3,214
Commercial real estate	—	476
Business	1,542	2,051
Consumer	—	65
Total nonaccrual loans	$7,728	$10,294

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan.

At September 30, 2019, other non-performing assets totaled $120 thousand which consisted of other real estate owned comprised of two foreclosed residential properties, compared to $404 thousand comprised of four residential properties at March 31, 2019.

Although we believe that substantially all risk elements at September 30, 2019 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

The Bank utilizes an internal loan classification system as a means of reporting problem loans within its loan categories. Loans may be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Loans rated Pass have demonstrated satisfactory asset quality, earning history, liquidity, and other adequate margins of creditor protection. They represent a moderate credit risk and some degree of financial stability. Loans are considered collectible in full, but perhaps require greater than average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure. Loans rated Special Mention have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Loans rated Substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged off immediately to the allowance for loan losses.

One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

At September 30, 2019, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$80,390	$136,826	$84,496
Special Mention	—	625	3,981
Substandard	2,433	—	2,339
Doubtful	—	—	—
Loss	—	—	—
Total	$82,823	$137,451	$90,816

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$114,749	$3,657
Non-Performing		3,753	35
Total		$118,502	$3,692

At March 31, 2019, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$83,672	$128,319	$90,336
Special Mention	—	2,497	2,425
Substandard	3,214	476	3,900
Doubtful	—	—	—
Loss	—	—	—
Total	$86,886	$131,292	$96,661

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$106,531	$4,063
Non-Performing		3,395	—
Total		$109,926	$4,063

The following table presents an aging analysis of the recorded investment of past due loans receivables at September 30, 2019 and March 31, 2019.

September 30, 2019
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$623	$3,021	$3,644	$114,858	$118,502
Multifamily	—	—	2,053	2,053	80,770	82,823
Commercial real estate	—	—	—	—	137,451	137,451
Business	14	440	667	1,121	89,695	90,816
Consumer	122	—	—	122	3,570	3,692
Total	$136	$1,063	$5,741	$6,940	$426,344	$433,284

March 31, 2019
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,827	$—	$3,395	$5,222	$104,704	$109,926
Multifamily	2,580	—	2,118	4,698	82,188	86,886
Commercial real estate	121	—	—	121	131,171	131,292
Business	780	—	599	1,379	95,282	96,661
Consumer	87	53	65	205	3,858	4,063
Total	$5,395	$53	$6,177	$11,625	$417,203	$428,828

The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2019 and March 31, 2019.

	At September 30, 2019			At March 31, 2019
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,994	$4,999	$—	$4,488	$5,643	$—
Multifamily	2,433	2,433	—	3,214	3,214	—
Commercial real estate	—	—	—	476	476	—
Business	1,418	1,476	—	1,974	2,017	—
With an allowance recorded:
One-to-four family	815	815	169	929	929	171
Business	889	889	13	1,288	1,288	18
Total	$9,549	$10,612	$182	$12,369	$13,567	$189

The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three and six month periods ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2019		2018		2019		2018
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,185	$14	$4,813	$26	$4,241	$30	$5,074	$31
Multifamily	2,789	14	2,382	9	2,824	41	1,646	17
Commercial real estate	—	—	492	8	238	—	1,014	8
Business	1,699	16	652	6	1,696	41	623	6
With an allowance recorded:
One-to-four family	869	—	887	1	872	—	1,003	2
Multifamily	—	—	—	—	—	—	371	—
Business	1,067	—	3,050	4	1,088	—	2,867	4
Total	$10,609	$44	$12,276	$54	$10,959	$112	$12,598	$68

Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at September 30, 2019 were $4.5 million, $2.5 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2019, total TDR loans were $5.4 million, of which $3.2 million were non-performing.

In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the three and six month periods ended September 30, 2019. There was one loan modification made during the three and six month periods ended September 30, 2018. The modification set a schedule of principal repayments with an interest rate concession and maturity date extension. The following table presents an analysis of the loan modification that was classified as a TDR during the three and six month periods ended September 30, 2018.

	Modifications to loans during the three month period ended					Modifications to loans during the six month period ended
	September 30, 2018					September 30, 2018
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	$1,762	$1,712	6.75%	6.00%	1	$1,762	$1,712	6.75%	6.00%

In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2019 and 2018, there were no modified loans that defaulted within 12 months of modification.

At September 30, 2019, there were 7 loans in the TDR portfolio totaling $2.0 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2019, there were 8 loans in the TDR portfolio totaling $2.2 million that were on accrual status.

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

The aggregate amount of loans outstanding to related parties was $70 thousand at September 30, 2019 and $80 thousand at March 31, 2019. During the six months ended September 30, 2019, principal repayments totaled $10 thousand.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2019 and March 31, 2019, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$174	$174
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	3,913	—	3,913
Federal Home Loan Mortgage Corporation	—	10,366	—	10,366
Federal National Mortgage Association	—	25,642	—	25,642
U.S. Government Agency Securities	—	30,118	—	30,118
Corporate bonds	—	5,070	—	5,070
Total available-for-sale securities	—	75,109	—	75,109
Other investments	—	—	492	492
Total	$—	$75,109	$666	$75,775

	Fair Value Measurements at March 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$180	$180
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,382	—	4,382
Federal Home Loan Mortgage Corporation	—	11,025	—	11,025
Federal National Mortgage Association	—	26,608	—	26,608
U.S. Government Agency securities	—	32,853	—	32,853
Corporate bonds	—	4,977	—	4,977
Total available-for-sale securities	—	79,845	—	79,845
Other investments	—	—	454	454
Total	$—	$79,845	$634	$80,479

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other investments. Level 3 assets accounted for 0.11% of the Company’s total assets measured at fair value at September 30, 2019 and March 31, 2019.

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

In the six month period ended September 30, 2019, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2019 and 2018:

$ in thousands	Beginning balance, April 1, 2019	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2019	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2019
Other investments	$454	$38	$—	$—	$492	$—

Mortgage servicing rights	180	(6)	—	—	174	(6)

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2018
Other investments	$433	$2	$—	$—	$435	$—

Mortgage servicing rights	181	(20)	—	—	161	(18)
(1) Includes net servicing cash flows and the passage of time.

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2019 and March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other investments	$492	Cost	n/a

Mortgage servicing rights	174	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	21.63%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other investments	$454	Cost	n/a

Mortgage servicing rights	180	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	11.19%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2019 and March 31, 2019, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2019, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$1,522	$1,522
Other real estate owned	—	—	120	$120

	Fair Value Measurements at March 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$2,027	$2,027
Other real estate owned	—	—	404	$404

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2019 and March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,522	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	120	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$2,027	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	404	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2019 and March 31, 2019 are as follows:

	September 30, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$38,229	$38,229	$38,229	$—	$—
Securities available-for-sale	75,109	75,109	—	75,109	—
Other investments	492	492	—	—	492
FHLB Stock	1,468	1,468	—	1,468	—
Securities held-to-maturity	10,680	10,879	—	10,879	—
Loans receivable	428,659	434,711	—	—	434,711
Accrued interest receivable	2,065	2,065	—	2,065	—
Mortgage servicing rights	174	174	—	—	174
Other assets - Interest-bearing deposits	978	978	—	978	—
Financial Liabilities:
Deposits	$473,121	$472,114	$280,017	$192,097	$—
Advances from FHLB of New York	20,000	19,998	—	19,998	—
Other borrowed money	13,403	13,370	—	13,370	—
Accrued interest payable	2,403	2,403	—	2,403	—

	March 31, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$31,228	$31,228	$31,228	$—	$—
Securities available-for-sale	79,845	79,845	—	79,845	—
Other investments	454	454	—	—	454
FHLB Stock	926	926	—	926	—
Securities held-to-maturity	11,137	11,107	—	11,107	—
Loans receivable	424,182	424,013	—	—	424,013
Accrued interest receivable	2,019	2,019	—	2,019	—
Mortgage servicing rights	180	180	—	—	180
Other assets - Interest-bearing deposits	976	976	—	976	—
Financial Liabilities:
Deposits	$480,196	$477,503	$277,360	$200,143	$—
Advances from FHLB of New York	8,000	8,001	—	8,001	—
Other borrowed money	13,403	12,393	—	12,393	—
Accrued interest payable	1,931	1,931	—	1,931	—

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

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Non-interest income
In-scope of Topic 606
Depository fees and charges	$811	$854	$1,615	$1,687
Loan fees and service charges	70	67	146	122
Other non-interest income	14	16	27	33
Non-interest income (in-scope of Topic 606)	895	937	1,788	1,842
Non-interest income (out-of-scope of Topic 606)	303	142	370	541
Total non-interest income	$1,198	$1,079	$2,158	$2,383

The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Other non-interest income:
Gain on sale of real estate owned	$188	$16	$208	$79
Compliance fee	28	44	56	180
Other	76	(36)	93	10
Total non-interest income	$292	$24	$357	$269

Other non-interest expense:
Advertising	$109	$97	$202	$176
Legal expense	75	102	173	243
Insurance and surety	160	203	304	368
Audit expense	136	143	262	331
Outsourced service	89	174	245	308
Data lines / internet	102	96	210	172
Retail expenses	177	211	377	414
Regulatory assessment	53	86	108	174
Director's fees	77	86	154	173
Other	419	598	935	1,198
Total non-interest expense	$1,397	$1,796	$2,970	$3,557

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

As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

As of September 30, 2019, the Company had $158 thousand and $149 thousand of ROU asset and lease liability, respectively, for a finance lease related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

The following tables present information about the Company's leases and the related lease costs as of and for the three and six months ended September 30, 2019:

September 30, 2019
Weighted-average remaining lease term
Operating leases	8.3 years
Finance lease	3.0 years

Weighted-average discount rate
Operating leases	2.99%
Finance lease	1.75%

$ in thousands	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease expense	$735	$1,464

Finance lease cost (a)
Amortization of right-of use asset	5	5

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	691	1,377
Finance lease	16	16
(a) Interest on finance lease liability was less than $1 thousand for the three and six months ended September 30, 2019.

Maturities of lease liabilities at September 30, 2019 are as follows:

$ in thousands	Operating Leases	Finance Lease
Year ending March 31,
2020	$1,384	$27
2021	2,701	56
2022	2,600	56
2023	2,462	14
2024	2,534	—
Thereafter	10,231	—
Total lease payments	21,912	153
Interest	(2,658)	(4)
Lease liability	$19,254	$149

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," to provide transition relief by providing entities with an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. The fair value election option is applied on an instrument-by-instrument basis and does not apply to held-to-maturity debt securities. In August 2019, the FASB issued a proposal which would extend the CECL implementation date for smaller reporting companies, as defined by the SEC. In October 2019, the FASB approved this proposal, changing the effective date for smaller reporting companies to fiscal years beginning after December 31, 2023 (for the Company, the fiscal year ending March 31, 2024). The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

In March 2017, the FASB issued ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The amendments are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. Based on management's review of the securities in the Company's portfolio at March 31, 2019, the adoption of the standard did not have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

In February 2018, the FASB issued ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220)," which allows a reclassification for stranded tax effects from accumulated other comprehensive income to retained earnings, to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments addressed concerns regarding the guidance that requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting periods that include the enactment date. The amendments of this update are effective for fiscal years beginning after December 15, 2018 (for the Company, the fiscal year ending March 31, 2020), and interim periods within those fiscal years. As the Company has provided a full valuation allowance against its net deferred tax assets, the change in tax rates resulted in a writedown of the deferred tax assets, which was offset by a reduction in the deferred tax valuation allowance.

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $587.0 million in assets and 108 employees as of September 30, 2019.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of September 30, 2019, all three award allocations have been fully utilized in qualifying projects.

The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at September 30, 2019, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1(1)	$—	$—	$13,400	$13,400	$15,154	$400	$—	$—	$15,554
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,113	11,113	—	1	—	4,191	4,192
CDE 20*	625	12,500	—	—	—	—	—	4,875	4,875
CDE 21	625	12,500	11,976	11,976	—	1	—	4,875	4,876
Total	$2,350	$49,000	$36,489	$36,489	$15,154	$402	$—	$19,110	$34,666
* Entities exited the NMTC projects during fiscal years 2018 and 2019 and remain on the above table pending final dissolution.
(1) Carver Statutory Trust I debt investment includes deferred interest of $2.2 million.

Critical Accounting Policies

Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2019 included in its Form 10-K for the year ended March 31, 2019, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, assessment of the recoverability of the deferred tax asset, and the fair value of financial instruments involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2019.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank evaluating the risk of potential loss on homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any other securities that are classified as having other-than-temporary impairment in its investment portfolio at September 30, 2019.

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

On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for the net deferred tax asset of $21.8 million has been recorded as of September 30, 2019. The valuation allowance was initially recorded during fiscal year 2011, and has remained through September 30, 2019, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits was $127 thousand at September 30, 2019, and $170 thousand at March 31, 2019.

Stock Repurchase Program

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2019, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the three months ended September 30, 2019. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing regulatory guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of September 30, 2019.

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $12.1 million, or 56.8%, to $33.6 million at September 30, 2019, compared to $21.4 million at March 31, 2019 as the Bank secured $12 million additional short-term borrowings from the FHLB during the period in order to fund lending activities. In addition, the Bank entered into a $0.2 million finance lease during the period. At September 30, 2019, the Bank had a $20 million FHLB 3-month advance outstanding. At September 30, 2019, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $41.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2019 and March 31, 2019, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $38.2 million and $31.2 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2019, total cash and cash equivalents increased $7.0 million to $38.2 million at September 30, 2019, compared to $31.2 million at March 31, 2019, reflecting cash provided by financing activities of $5.1 million, cash provided by operating activities of $1.6 million and cash provided by investing activities of $372 thousand. Net cash provided by financing activities of $5.0 million was due to an increase of $12.1 million in FHLB-NY advances and other borrowings, partially offset by net decreases in deposits of $7.1 million. The Bank secured additional FHLB short-term borrowings to fund lending activities during the period. The net decrease in deposits was primarily due to a strategic decision to not renew non-relationship institutional certificates of deposit as loan demand was weak and renewal rates exceeded the earnings rate on the Bank's cash deposit at the Federal Reserve. Net cash provided by investing activities of $372 thousand was primarily attributable to net loan principal repayments and investment paydowns. This was offset by $20.9 million in loan purchases during the second quarter. Net cash used in operating activities totaled $1.6 million.

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

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework.  The framework will first be available for use in the Bank’s March 31, 2020 Call Report.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.

The table below presents the capital position of the Bank at September 30, 2019:

	September 30, 2019
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$66,504	11.45%
Individual minimum capital requirement	52,293	9.00%
Minimum capital requirement	23,241	4.00%
Excess over individual minimum capital requirement	14,211	2.45%

Common equity Tier 1
Regulatory capital	$66,504	15.75%
Minimum capital requirement	29,559	7.00%
Excess	36,945	8.75%

Tier 1 risk-based capital
Regulatory capital	$66,504	15.75%
Minimum capital requirement	35,893	8.50%
Excess	30,611	7.25%

Total risk-based capital
Regulatory capital	$71,382	16.90%
Individual minimum capital requirement	50,673	12.00%
Minimum capital requirement	44,339	10.50%
Excess over individual minimum capital requirement	20,709	4.90%

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

At September 30, 2019, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 11.45%, Common Equity Tier 1 capital ratio of 15.75%, Tier 1 risk-based capital ratio of 15.75%, and a total risk-based capital ratio of 16.90%.

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

Through fiscal 2011 none of the loans sold to FNMA were repurchased by the Bank.  During the periods from fiscal 2012 through 2015, 20 loans that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At September 30, 2019, the Bank continues to service 108 loans with a principal balance of $18.5 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2019 (1)	$1,982
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(16)
Open claims as of September 30, 2019 (1)	$1,966
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

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $234 thousand as of September 30, 2019. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2019:

$ in thousands	September 30, 2019
Representation and warranty repurchase reserve, March 31, 2019 (1)	$226
Net adjustment to reserve for repurchase losses (2)	8
Representation and warranty repurchase reserve, September 30, 2019 (1)	$234
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2019 and March 31, 2019

Assets

At September 30, 2019, total assets were $587.0 million, reflecting an increase of $23.3 million, or 4.1%, from total assets of $563.7 million at March 31, 2019. The increase is attributible to the adoption of ASU 2016-02 "Leases (Topic 842)," a new accounting standard which requires lessees to establish a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For the Company, this primarily applied to property leases and a ROU asset totaling $20 million was established on April 1, 2019. In addition, the increase in total assets reflected a $4.5 million increase in the loan portfolio, net of the allowance for loan losses, which was offset by a $5.2 million decrease in the Bank's investment portfolio.

Total cash and cash equivalents increased $7.0 million, or 22.4%, from $31.2 million at March 31, 2019 to $38.2 million at September 30, 2019. The increase in cash was primarily due to $21.5 million in scheduled loan and securities paydowns and payoffs that was partially offset by the strategic management of intended non-relationship deposit outflows during the period, as the decline in loan demand no longer warranted the maintenance of certain higher cost time deposits. The Bank secured additional short-term advances from the FHLB to fund loan originations and purchases during the current period.

Total investment securities decreased $5.2 million, or 5.7%, to $85.8 million at September 30, 2019, compared to $91.0 million at March 31, 2019 due to scheduled principal payments received.

Gross portfolio loans increased $4.5 million, or 1.0%, to $433.3 million at September 30, 2019, compared to $428.8 million at March 31, 2019 due to the purchase of a residential loan pool and growth in commercial mortgage and business loans from organic loan originations. This increase was partially offset by attrition and payoffs of non-owner occupied commercial real estate mortgage loans. The Bank has achieved its goal of maintaining a concentration level of commercial real estate loans commensurate with its risk profile.

Liabilities and Equity

Total liabilities increased $19.1 million, or 3.7%, to $535.7 million at September 30, 2019, compared to $516.6 million at March 31, 2019, primarily due to the initial recognition of the $20 million operating lease liabilities as a result of the adoption of ASU 2016-02. The Bank secured additional borrowings during the period, which were partially offset by the Bank's managed decline in deposits.

Deposits decreased $7.1 million, or 1.5%, to $473.1 million at September 30, 2019, compared to $480.2 million at March 31, 2019, due primarily to declines in brokered certificate of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of brokered deposits. Also, the Company's balance sheet management plan called for a lower level of deposits due to weaker loan demand.

Advances from the Federal Home Loan Bank of New York and other borrowed money increased $12.2 million, or 57.0%, to $33.6 million at September 30, 2019, compared to $21.4 million at March 31, 2019 as the Bank secured FHLB short-term borrowings during the period to fund lending activities. The Bank had a $20 million FHLB 3-month advance outstanding at September 30, 2019.

Other liabilities decreased $5.2 million, or 34.7%, to $9.8 million at September 30, 2019, compared to $15.0 million at March 31, 2019, due primarily to the $5.3 million recognition of the deferred gain on sale/leaseback of buildings as a cumulative effect adjustment to equity as a result of the adoption of ASU 2016-02.

Total equity increased $4.2 million, or 8.9%, to $51.3 million at September 30, 2019, compared to $47.1 million at March 31, 2019. The increase was primarily due to the recognition of the $5.3 million deferred gain on sale/leaseback of buildings, as discussed above. In addition, a decrease of $1.0 million in unrealized losses on securities available-for-sale was partially offset by a net loss of $2.2 million for the six month period.

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

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2019:

$ in thousands
Commitments to fund commercial and consumer loans	$5,767
Lines of credit	1,397
Commitment to fund private equity investment	640
Total	$7,804

Comparison of Operating Results for the Three and Six Months Ended September 30, 2019 and 2018

Overview

The Company reported a net loss of $1.1 million for the three months ended September 30, 2019, compared to a net loss of $2.0 million for the comparable prior year quarter. For the six months ended September 30, 2019, the Company reported a net loss of $2.2 million, compared to a net loss of $3.0 million for the prior year period. The change in our results was primarily driven by a decrease in non-interest expense, offset by lower net interest income in the current periods compared to the prior year periods.

The following table reflects selected operating ratios for the three and six months ended September 30, 2019 and 2018 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2019		2018		2019		2018
Return on average assets (1)	(0.73)%		(1.28)%		(0.76)%		(0.94)%
Return on average stockholders' equity (2) (8)	(8.02)%		(16.29)%		(8.32)%		(12.55)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(8.03)%		(15.52)%		(8.28)%		(11.88)%
Net interest margin (3)	2.81%		2.78%		2.94%		2.75%
Interest rate spread (4)	2.55%		2.55%		2.67%		2.52%
Efficiency ratio (5)	120.69%		135.25%		121.44%		126.14%
Operating expenses to average assets (6)	4.21%		4.62%		4.29%		4.34%
Average stockholders' equity to average assets (7) (8)	9.05%		7.84%		9.14%		7.46%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	9.04%		8.23%		9.18%		7.88%
Average interest-earning assets to average interest-bearing liabilities	1.25	x	1.23	x	1.25	x	1.22	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2019	2018	2019	2018
Average Stockholders' Equity
Average Stockholders' Equity	$52,358	$49,522	$52,619	$48,546
Average AOCI	71	(2,446)	(228)	(2,738)
Average Stockholders' Equity, excluding AOCI	$52,287	$51,968	$52,847	$51,284

Return on Average Stockholders' Equity	(8.02)%	(16.29)%	(8.32)%	(12.55)%
Return on Average Stockholders' Equity, excluding AOCI	(8.03)%	(15.52)%	(8.28)%	(11.88)%

Average Stockholders' Equity to Average Assets	9.05%	7.84%	9.14%	7.46%
Average Stockholders' Equity, excluding AOCI, to Average Assets	9.04%	8.23%	9.18%	7.88%

Analysis of Net Interest Income

The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $0.5 million, or 11.6%, to $3.8 million for the three months ended September 30, 2019, compared to $4.3 million for the same quarter last year. Net interest income decreased $0.8 million, or 9.1%, to $8.0 million for the six months ended September 30, 2019, compared to $8.8 million for the prior year period.

The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2019 and 2018. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended September 30,
	2019			2018
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$425,480	$4,589	4.31%	$443,726	$4,931	4.45%
Mortgage-backed securities	50,643	296	2.34%	52,721	281	2.13%
Investment securities(2)	39,058	230	2.36%	53,541	325	2.43%
Money market investments	32,418	173	2.12%	71,980	380	2.09%
Total interest-earning assets	547,599	5,288	3.86%	621,968	5,917	3.80%
Non-interest-earning assets	30,830			9,456
Total assets	$578,429			$631,424

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$22,455	$7	0.12%	$25,150	$7	0.11%
Savings and clubs	97,843	65	0.26%	101,281	67	0.26%
Money market	103,119	148	0.57%	99,435	117	0.47%
Certificates of deposit	191,025	955	1.98%	264,194	1,200	1.80%
Mortgagors deposits	1,913	9	1.87%	1,943	11	2.25%
Total deposits	416,355	1,184	1.13%	492,003	1,402	1.13%
Borrowed money	21,883	260	4.71%	13,403	199	5.89%
Total interest-bearing liabilities	438,238	1,444	1.31%	505,406	1,601	1.26%
Non-interest-bearing liabilities
Demand deposits	58,533			58,868
Other liabilities	29,300			17,628
Total liabilities	526,071			581,902
Stockholders' equity	52,358			49,522
Total liabilities and equity	$578,429			$631,424
Net interest income		$3,844			$4,316

Average interest rate spread			2.55%			2.55%

Net interest margin			2.81%			2.78%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2019			2018
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$422,699	$9,412	4.45%	$455,832	$10,117	4.44%
Mortgage-backed securities	51,193	609	2.38%	47,524	511	2.15%
Investment securities(2)	39,486	512	2.59%	49,637	589	2.37%
Money market investments	32,021	340	2.12%	89,095	823	1.84%
Total interest-earning assets	545,399	10,873	3.98%	642,088	12,040	3.75%
Non-interest-earning assets	30,499			9,081
Total assets	$575,898			$651,169

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$23,453	$14	0.12%	$24,642	$15	0.12%
Savings and clubs	98,309	129	0.26%	102,238	134	0.26%
Money market	100,847	302	0.60%	100,619	234	0.46%
Certificates of deposit	192,510	1,924	1.99%	272,972	2,347	1.71%
Mortgagors deposits	2,212	20	1.80%	2,293	20	1.74%
Total deposits	417,331	2,389	1.14%	502,764	2,750	1.09%
Borrowed money	17,699	468	5.27%	21,463	476	4.42%
Total interest-bearing liabilities	435,030	2,857	1.31%	524,227	3,226	1.23%
Non-interest-bearing liabilities
Demand deposits	59,044			59,552
Other liabilities	29,205			18,844
Total liabilities	523,279			602,623
Stockholders' equity	52,619			48,546
Total liabilities and equity	$575,898			$651,169
Net interest income		$8,016			$8,814

Average interest rate spread			2.67%			2.52%

Net interest margin			2.94%			2.75%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $0.6 million, or 10.2%, to $5.3 million for the three months ended September 30, 2019, compared to $5.9 million for the prior year quarter. For the six months ended September 30, 2019, interest income decreased $1.1 million, or 9.2%, to $10.9 million compared to $12.0 million for the prior year period. Interest income on loans decreased $342 thousand, or 6.9%, for the three months ended September 30, 2019, due to a decline in average balances in the current period of $18.2 million, and a 14 basis-point decline in the overall average yield. For the six months ended September 30, 2019, interest income on loans decreased $705 thousand, or 7.0%, due to a decrease in average balances in the current period of $33.1 million. The decrease in the average loans outstanding is a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal years. Interest income on money market investments decreased $207 thousand, or 54.5%, and $483 thousand, or 58.7%, for the three and six months ended September 30, 2019, respectively, primarily due to a decline in the Bank's interest-bearing account at the Federal Reserve Bank.

Interest Expense

Interest expense decreased $0.2 million, or 12.5%, to $1.4 million for the three months ended September 30, 2019, compared to $1.6 million for the prior year quarter. For the six months ended September 30, 2019, interest expense decreased

$369 thousand, or 11.4%, to $2.9 million compared to the prior year period. Interest expense on deposits decreased $0.2 million and $0.4 million, or 14.3%, for the three and six months ended September 30, 2019, primarily due to a decrease in the average balances of certificates of deposit. This decrease was partially offset by higher rates on certificate of deposit accounts.

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

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2019 and 2018 and the fiscal year ended March 31, 2019:

$ in thousands	Six Months Ended September 30, 2019	Fiscal Year Ended March 31, 2019	Six Months Ended September 30, 2018
Beginning Balance	4,646	$5,126	$5,126
Less: Charge-offs	(129)	(1,298)	(590)
Add: Recoveries	100	1,088	202
(Recovery of) provision for loan losses	8	(270)	54
Ending Balance	$4,625	$4,646	$4,792

Ratios:
Net charge-offs to average loans outstanding (annualized)	(0.01)%	(0.05)%	(0.17)%
Allowance to total loans	1.07%	1.08%	1.11%
Allowance to non-performing loans	59.85%	45.13%	51.28%

The Company recorded a $7 thousand provision for loan loss for the three months ended September 30, 2019, compared to a $49 thousand provision for loan loss for the prior year quarter. Net charge-offs of $52 thousand were recognized during the second quarter, compared to net charge-offs of $444 thousand for the prior year quarter. For the six months ended September 30, 2019, the Company recorded an $8 thousand provision for loan loss, compared to a $54 thousand provision for loan loss for the prior year period. Net charge-offs of $29 thousand were recognized for the six months ended September 30, 2019, compared to net charge-offs of $388 thousand in the prior year period.

At September 30, 2019, nonaccrual loans totaled $7.7 million, or 1.3% of total assets, compared to $10.3 million, or 1.8% of total assets at March 31, 2019. The ALLL was $4.6 million at September 30, 2019, which represents a ratio of the ALLL to nonaccrual loans of 59.8% compared to a ratio of 45.1% at March 31, 2019. The ratio of the allowance for loan losses to total loans was 1.07% at September 30, 2019, compared to 1.08% at March 31, 2019.

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

The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a period of at least six months. At September 30, 2019, loans classified as TDR totaled $4.5 million, of which $2.0 million were classified as performing. At March 31, 2019, loans classified as TDR totaled $5.4 million, of which $2.2 million were classified as performing.

At September 30, 2019, non-performing assets totaled $7.8 million, or 1.3% of total assets compared to $10.7 million, or 1.9% of total assets at March 31, 2019. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,753	$4,132	$4,488	$4,508	$4,709
Multifamily	2,433	3,144	3,214	2,708	2,328
Commercial real estate	—	—	476	1,233	489
Business	1,542	1,958	2,051	1,467	1,819
Consumer	—	—	65	—	—
Total nonaccrual loans	7,728	9,234	10,294	9,916	9,345
Other non-performing assets (2):
Real estate owned	120	311	404	453	262
Total non-performing assets (3)	$7,848	$9,545	$10,698	$10,369	$9,607

Accruing loans contractually past maturity > 90 days (4)	—	35	—	—	—

Non-performing loans to total loans	1.78%	2.19%	2.40%	2.32%	2.17%
Non-performing assets to total assets	1.34%	1.67%	1.90%	1.76%	1.56%
Allowance to total loans	1.07%	1.11%	1.08%	1.12%	1.11%
Allowance to non-performing loans	59.85%	50.57%	45.13%	48.43%	51.28%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2019, there were $2.0 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2019, the Bank had $4.7 million in subprime loans, or 1.1% of its total loan portfolio, of which $1.2 million are non-performing loans.

Non-Interest Income

Non-interest income increased $119 thousand, or 11.0%, to $1.2 million for the three months ended September 30, 2019, compared to $1.1 million for the prior year quarter. Other non-interest income for the current quarter included $188 thousand gain on sales of real estate owned, compared to $23 thousand for the prior year quarter. For the six months ended September 30, 2019, non-interest income decreased $225 thousand, or 9.4%, to $2.2 million, compared to $2.4 million for the prior year period. Non-interest income in the prior year included gain on sale of building of $154 thousand and $308 thousand, for the three and six months ended September 30, 2019, respectively. The total deferred gain on sale/leaseback of buildings was recognized as a cumulative effect adjustment to equity effective April 1, 2019 with the transition to ASU 2016-02. In addition, other non-interest income decreased from the prior year due to the completion of NMTC projects. These decreases were partially offset by higher gains recognized on sales of real estate owned compared to the prior periods.

Non-Interest Expense

Non-interest expense decreased $1.2 million, or 16.4%, to $6.1 million for the three months ended September 30, 2019, compared to $7.3 million for the prior year quarter. For the six months ended September 30, 2019, non-interest expense decreased $1.7 million, or 12.1%, to $12.4 million, compared to $14.1 million for the prior year period. The Company's employee compensation and benefits expense decreased $302 thousand and $752 thousand for the three and six months ended September 30, 2019, compared to the prior year periods due to a strategic reduction in force. In addition, FDIC premiums were significantly lower in the current fiscal year ($335 thousand and $497 thousand, respectively, for the three and six month periods) as a result of the Bank's commitment to improve its regulatory position. The Bank was also eligible for the FDIC small bank assessment credit that was applied beginning in the current quarter. Operating efficiencies and improvement in the control environment and in the regulatory infrastructure created additional year-over-year savings in the Bank's regulatory assessment, audit expense, legal fees, insurance and various others. In addition, outsourced service fees declined in both comparative periods as Company personnel became knowledgeable in and assumed responsibility for various processes formerly performed by external vendors.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2019, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2019, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's second quarter ended September 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2019.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended September 30, 2019.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2019 (unaudited) and March 31, 2019; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended September 30 2019 and 2018 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2019 and 2018 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018 (unaudited); and (vi) Notes to Consolidated Financial Statements.

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

CARVER BANCORP, INC.
Date:	November 13, 2019	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2019	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)