Form 10-Q
period 2019-12-31
CARVER BANCORP INC
filed 2020-02-12
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13007
CARVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			13-3904174
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

75 West 125th Street	New York	New York	10027
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (718) 230-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CARV	The NASDAQ Stock Market, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2019
Common Stock, par value $0.01	3,699,505

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2019	March 31, 2019
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,473	$30,719
Money market investments	260	509
Total cash and cash equivalents	37,733	31,228
Investment securities:
Available-for-sale, at fair value	70,443	79,845
Held-to-maturity, at amortized cost (fair value of $10,604 and $11,107 at December 31, 2019 and March 31, 2019, respectively)	10,447	11,137
Total investment securities	80,890	90,982
Loans receivable:
Real estate mortgage loans	332,848	328,104
Commercial business loans	85,883	96,661
Consumer loans	3,588	4,063
Loans, gross	422,319	428,828
Allowance for loan losses	(4,607)	(4,646)
Total loans receivable, net	417,712	424,182
Premises and equipment, net	5,570	5,056
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,108	926
Accrued interest receivable	2,019	2,019
Right-of-use assets	18,192	—
Other assets	5,838	9,320
Total assets	$569,062	$563,713

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$59,704	$60,201
Interest-bearing deposits:
Interest-bearing checking	24,204	23,473
Savings	95,867	99,310
Money market	99,150	94,376
Certificates of deposit	184,146	200,607
Escrow	1,227	2,229
Total interest-bearing deposits	404,594	419,995
Total deposits	464,298	480,196
Advances from the FHLB-NY and other borrowed money	25,590	21,403
Operating lease liability	18,700	—
Other liabilities	10,695	14,978
Total liabilities	519,283	516,577

EQUITY
Preferred stock, (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,701,449 and 3,700,728 shares issued; 3,699,505 and 3,698,784 shares outstanding at December 31, 2019 and March 31, 2019, respectively)	61	61
Additional paid-in capital	55,520	55,514
Accumulated deficit	(50,487)	(52,201)
Treasury stock, at cost (1,944 shares)	(417)	(417)
Accumulated other comprehensive loss	(16)	(939)
Total equity	49,779	47,136
Total liabilities and equity	$569,062	$563,713

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2019	2018	2019	2018
Interest income:
Loans	$4,906	$4,640	$14,318	$14,757
Mortgage-backed securities	276	386	885	897
Investment securities	190	326	702	915
Money market investments	120	214	460	1,037
Total interest income	5,492	5,566	16,365	17,606

Interest expense:
Deposits	1,155	1,263	3,544	4,013
Advances and other borrowed money	308	207	776	683
Total interest expense	1,463	1,470	4,320	4,696

Net interest income	4,029	4,096	12,045	12,910
Provision for (recovery of) loan losses	8	(332)	16	(278)
Net interest income after provision for (recovery of) loan losses	4,021	4,428	12,029	13,188

Non-interest income:
Depository fees and charges	846	862	2,461	2,549
Loan fees and service charges	82	114	243	256
Gain (loss) on sale of loans, net	—	—	25	(23)
Gain on sale of building, net	—	154	—	462
Other	37	197	394	466
Total non-interest income	965	1,327	3,123	3,710

Non-interest expense:
Employee compensation and benefits	2,799	3,003	8,327	9,283
Net occupancy expense	1,097	902	3,361	3,188
Equipment, net	392	323	1,032	882
Data processing	445	457	1,271	1,294
Consulting fees	19	102	147	211
Federal deposit insurance premiums	57	170	56	666
Wire fraud loss	—	453	—	453
Other	1,613	1,660	4,583	5,217
Total non-interest expense	6,422	7,070	18,777	21,194

Loss before income taxes	(1,436)	(1,315)	(3,625)	(4,296)
Income tax expense	—	34	—	100
Net loss	$(1,436)	$(1,349)	$(3,625)	$(4,396)

Net loss per common share:
Basic	$(0.39)	$(0.36)	$(0.98)	$(1.19)
Diluted	(0.39)	(0.36)	(0.98)	(1.19)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2019	2018	2019	2018
Net loss	$(1,436)	$(1,349)	$(3,625)	$(4,396)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of securities available-for-sale	(98)	972	923	286
Total comprehensive loss, net of tax	$(1,534)	$(377)	$(2,702)	$(4,110)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Nine Months Ended December 31, 2019 and 2018
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended December 31, 2019
Balance — September 30, 2019	$45,118	$61	$55,516	$(49,051)	$(417)	$82	$51,309
Net loss	—	—	—	(1,436)	—	—	(1,436)
Other comprehensive loss, net of taxes	—	—	—	—	—	(98)	(98)
Stock based compensation expense	—	—	4	—	—	—	4
Balance — December 31, 2019	$45,118	$61	$55,520	$(50,487)	$(417)	$(16)	$49,779

Nine Months Ended December 31, 2019
Balance — March 31, 2019	$45,118	$61	$55,514	$(52,201)	$(417)	$(939)	$47,136
Net loss	—	—	—	(3,625)	—	—	(3,625)
Other comprehensive income, net of taxes	—	—	—	—	—	923	923
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	5,339	—	—	5,339
Stock based compensation expense	—	—	6	—	—	—	6
Balance — December 31, 2019	$45,118	$61	$55,520	$(50,487)	$(417)	$(16)	$49,779

Three Months Ended December 31, 2018
Balance — September 30, 2018	$45,118	$61	$55,511	$(49,312)	$(417)	$(2,691)	$48,270
Net loss	—	—	—	(1,349)	—	—	(1,349)
Other comprehensive income, net of taxes	—	—	—	—	—	972	972
Stock based compensation expense	—	—	2	—	—	—	2
Balance — December 31, 2018	$45,118	$61	$55,513	$(50,661)	$(417)	$(1,719)	$47,895

Nine Months Ended December 31, 2018
Balance — March 31, 2018	$45,118	$61	$55,479	$(45,544)	$(417)	$(2,726)	$51,971
Net loss	—	—	—	(4,396)	—	—	(4,396)
Other comprehensive income, net of taxes	—	—	—	—	—	286	286
AOCI reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	34	—	—	—	34
Balance — December 31, 2018	$45,118	$61	$55,513	$(50,661)	$(417)	$(1,719)	$47,895

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,625)	$(4,396)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) loan losses	16	(278)
Stock based compensation expense	6	34
Depreciation and amortization expense	698	579
Gain on sale of real estate owned, net of market value adjustment	(208)	(208)
Loss on redemption of equity securities, net	—	27
(Gain) loss on sale of loans, net	(25)	23
Gain on sale of building	—	(462)
Amortization and accretion of loan premiums and discounts and deferred charges	354	375
Amortization and accretion of premiums and discounts — securities	700	355
Increase in accrued interest receivable	—	(45)
Decrease in other assets	3,478	1,049
Increase (decrease) in other liabilities	1,057	(541)
Net cash provided by (used in) operating activities	2,451	(3,488)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(58,220)
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	9,647	6,847
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	663	704
Proceeds from redemption of equity securities	—	9,199
Repayments and maturities, net of originations of loans held-for-investment	26,638	49,545
Loans purchased from third parties	(20,902)	—
Proceeds on sale of loans	602	232
(Purchase) redemption of FHLB-NY stock, net	(182)	1,202
Purchase of premises and equipment	(1,212)	(2,861)
Proceeds from sales of real estate owned	511	1,221
Net cash provided by investing activities	15,765	7,869
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(15,898)	(73,866)
Net increase (decrease) in FHLB-NY advances and other borrowings	4,187	(25,000)
Net cash used in financing activities	(11,711)	(98,866)
Net increase (decrease) in cash and cash equivalents	6,505	(94,485)
Cash and cash equivalents at beginning of period	31,228	134,558
Cash and cash equivalents at end of period	$37,733	$40,073

Supplemental cash flow information:
Noncash financing and investing activities
Transfers to real estate owned	$—	$142
Recognition of right-of-use asset	19,951	—
Recognition of operating lease liability	20,335	—
Recognition of finance lease asset	216	—
Recognition of finance lease liability	206	—

Cash paid for:
Interest	$3,825	$3,983
Income taxes	53	77

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

        Carver Federal’s principal business consists of attracting deposit accounts through its branches and investing those funds in mortgage loans and other investments permitted by federal savings banks. The Bank has seven branches located throughout the City of New York that primarily serve the communities in which they operate.

        In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 4.95% and the total amount of deferred interest was $2.4 million at December 31, 2019.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidated financial statement presentation

        The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned or majority-owned subsidiaries, Carver Asset Corporation, CFSB Realty Corp., CCDC, and CFSB Credit Corp., which is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ended March 31, 2020. The consolidated balance sheet at December 31, 2019 has been derived from the unaudited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2019. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

NOTE 3. LOSS PER COMMON SHARE

        The following table reconciles the net loss (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2019	2018	2019	2018
Net loss	$(1,436)	$(1,349)	(3,625)	(4,396)

Weighted average common shares outstanding - basic	3,699,406	3,698,701	3,699,203	3,698,424
Weighted average common shares outstanding – diluted	3,699,406	3,698,701	3,699,203	3,698,424

Basic loss per common share	$(0.39)	$(0.36)	$(0.98)	$(1.19)
Diluted loss per common share	$(0.39)	$(0.36)	$(0.98)	$(1.19)

        For the three and nine months ended December 31, 2019 and 2018, all restricted shares and outstanding stock options were anti-dilutive.

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

        The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the nine months ended December 31, 2019 and 2018:

$ in thousands	At March 31, 2019	Other Comprehensive Income, net of tax	At December 31, 2019
Net unrealized income (loss) on securities available-for-sale	$(939)	$923	$(16)

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Income, net of tax	At December 31, 2018
Net unrealized income (loss) on securities available-for-sale	$(2,726)	$721	$286	$(1,719)

        There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the nine months ended December 31, 2019 and 2018.

NOTE 6. INVESTMENT SECURITIES

        The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

        Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2019, $70.4 million, or 87.1%, of the Bank’s total securities were classified as available-for-sale, and $10.4 million, or 12.9%, were classified as held-to-maturity. The Bank had no securities classified as trading at December 31, 2019 and March 31, 2019.

        Equity securities as of December 31, 2019 consist of the Bank's investment in a limited partnership Community Capital Fund. As of December 31, 2018, equity investments also included the Bank's investment in a Community Reinvestment Act ("CRA") mutual fund. As a result of the adoption of ASU 2016-01 in April 2018, the Company determined that these investments fall under the provisions of ASU 2016-01, and accordingly, were transferred from available-for-sale and reclassified into equity securities on the Statement of Financial Condition. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective April 1, 2018, the Company recorded a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all subsequent changes in fair value have been recognized in the Statements of Operations. The Bank redeemed its $9.2 million investment in the CRA mutual fund during the third quarter of fiscal year 2019.

        Other investments totaled $629 thousand at December 31, 2019 and are included in Other Assets on the Statements of Financial Condition.

        The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2019 and March 31, 2019:

	At December 31, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$3,717	$23	$21	$3,719
Federal Home Loan Mortgage Corporation	9,824	116	14	9,926
Federal National Mortgage Association	24,265	287	235	24,317
Total mortgage-backed securities	37,806	426	270	37,962
U.S. Government Agency Securities	28,621	—	225	28,396
Corporate Bonds	4,037	50	2	4,085
Total available-for-sale	$70,464	$476	$497	$70,443
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$1,044	$66	$—	$1,110
Federal National Mortgage Association and Other	8,403	90	6	8,487
Total held-to-maturity mortgage-backed securities	9,447	156	6	9,597
Corporate Bonds	1,000	7	—	1,007
Total held-to maturity	$10,447	$163	$6	$10,604

	At March 31, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,443	$25	$86	$4,382
Federal Home Loan Mortgage Corporation	11,104	69	148	11,025
Federal National Mortgage Association	27,094	131	617	26,608
Total mortgage-backed securities	42,641	225	851	42,015
U.S. Government Agency Securities	33,089	—	236	32,853
Corporate Bonds	5,054	—	77	4,977
Total available-for-sale	$80,784	$225	$1,164	$79,845
Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$1,214	$40	$—	$1,254
Federal National Mortgage Association and Other	8,923	—	87	8,836
Total held-to-maturity mortgage-backed securities	10,137	40	87	10,090
Corporate Bonds	1,000	17	—	1,017
Total held-to-maturity	$11,137	$57	$87	$11,107

        There were no sales of available-for-sale and held-to-maturity securities for the three and nine months ended December 31, 2019 and 2018.

        The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2019 and March 31, 2019 for less than 12 months and 12 months or longer:

	At December 31, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$29	$3,424	$241	$14,598	$270	$18,022
U.S. Government Agency securities	94	10,660	131	17,736	225	28,396
Corporate Bonds	—	—	2	2,010	2	2,010
Total available-for-sale securities	$123	$14,084	$374	$34,344	$497	$48,428
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$6	$1,216	$6	$1,216
Total held-to-maturity securities	$—	$—	$6	$1,216	$6	$1,216

	At March 31, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$851	$26,787	$851	$26,787
U.S. Government Agency securities	23	20,851	213	12,002	236	32,853
Corporate bonds	—	—	77	4,977	77	4,977
Total available-for-sale securities	$23	$20,851	$1,141	$43,766	$1,164	$64,617
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$87	$8,752	$87	$8,752
Total held-to-maturity securities	$—	$—	$87	$8,752	$87	$8,752

        A total of 22 securities had an unrealized loss at December 31, 2019 compared to 35 at March 31, 2019. U.S. government agency securities and mortgage-backed securities represented 58.6% and 37.2%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2019. There were 11 mortgage-backed securities, two corporate bonds, and three U.S. government agency securities, that had an unrealized loss position for more than 12 months at December 31, 2019. The Bank had one mortgage-backed security in the held-to-maturity portfolio that had an unrealized loss position for more than 12 months. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and that the Company has the ability and intent to hold the securities until maturity or until the valuations recover.

        The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Company will not be required to sell the security prior to the recovery of the non-credit impairment is accounted for as follows: (1) the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and (2) the remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). The Bank did not have any other securities that were classified as having other-than-temporary impairment in its investment portfolio at December 31, 2019.

        The following is a summary of the amortized cost and fair value of debt securities at December 31, 2019, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$3,006	$3,004	1.61%
One through five years	4,952	4,908	1.78%
Five through ten years	14,454	14,438	2.40%
After ten years	48,052	48,093	2.34%
Total	$70,464	$70,443	2.29%

Held-to-maturity:
One through five years	$4,469	$4,515	2.39%
Five through ten years	4,003	4,067	3.33%
After ten years	1,975	2,022	2.86%
Total	$10,447	$10,604	2.84%

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

        The following is a summary of loans receivable at December 31, 2019 and March 31, 2019:

	December 31, 2019		March 31, 2019
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$111,218	26.6%	$108,363	25.5%
Multifamily	83,503	19.9%	86,177	20.2%
Commercial real estate	134,884	32.2%	130,812	30.7%
Business (1)	85,646	20.5%	96,430	22.7%
Consumer (2)	3,552	0.8%	4,023	0.9%
Total loans receivable	$418,803	100.0%	$425,805	100.0%

Unamortized premiums, deferred costs and fees, net	3,516		3,023

Allowance for loan losses	(4,607)		(4,646)
Total loans receivable, net	$417,712		$424,182
(1) Includes business overdrafts
(2) Includes personal loans and consumer overdrafts

        The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2019 and 2018, and the fiscal year ended March 31, 2019.

Three months ended December 31, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	1,289	884	695	1,491	248	18	$4,625
Charge-offs	(12)	—	—	(13)	(8)	—	(33)
Recoveries	—	—	—	7	—	—	7
Provision for (recovery of) Loan Losses	(96)	36	(4)	(1)	(9)	82	8
Ending Balance	$1,181	$920	$691	$1,484	$231	$100	$4,607

Nine months ended December 31, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646
Charge-offs	(12)	—	—	(69)	(81)	—	(162)
Recoveries	8	—	—	97	2	—	107
Provision for (recovery of) Loan Losses	(89)	35	(75)	126	156	(137)	16
Ending Balance	$1,181	$920	$691	$1,484	$231	$100	$4,607

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,023	$920	$691	$1,474	$231	$100	$4,439
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	158	—	—	10	—	—	168

Loan Receivables Ending Balance:	$113,352	$84,072	$135,424	$85,883	$3,588	$—	$422,319
Ending Balance: collectively evaluated for impairment	108,250	83,694	135,424	82,438	3,588	—	413,394
Ending Balance: individually evaluated for impairment	5,102	378	—	3,445	—	—	8,925

At March 31, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,103	$885	$766	$1,312	$154	$237	$4,457
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	171	—	—	18	—	—	189

Loan Receivables Ending Balance:	$109,926	$86,886	$131,292	$96,661	$4,063	$—	$428,828
Ending Balance: collectively evaluated for impairment	104,509	83,672	130,816	93,399	4,063	—	416,459
Ending Balance: individually evaluated for impairment	5,417	3,214	476	3,262	—	—	12,369

Three months ended December 31, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,481	$939	$702	$1,530	$140	$—	$4,792
Charge-offs	(6)	—	—	(490)	(7)	—	(503)
Recoveries	186	—	—	658	1	—	845
Provision for (recovery of) Loan Losses	(198)	(65)	36	(320)	(12)	227	(332)
Ending Balance	$1,463	$874	$738	$1,378	$122	$227	$4,802

Nine months ended December 31, 2018
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$1,003	$18	$24	$5,126
Charge-offs	(151)	(100)	—	(830)	(12)	—	(1,093)
Recoveries	186	158	—	667	36	—	1,047
Provision for (recovery of) Loan Losses	218	(1,003)	(314)	538	80	203	(278)
Ending Balance	$1,463	$874	$738	$1,378	$122	$227	$4,802

        The following is a summary of nonaccrual loans at December 31, 2019 and March 31, 2019.

$ in thousands	December 31, 2019	March 31, 2019
Gross loans receivable:
One-to-four family	$4,053	$4,488
Multifamily	378	3,214
Commercial real estate	—	476
Business	2,754	2,051
Consumer	8	65
Total nonaccrual loans	$7,193	$10,294

        Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan.

        At December 31, 2019, other non-performing assets totaled $120 thousand which consisted of other real estate owned comprised of two foreclosed residential properties, compared to $404 thousand comprised of four residential properties at March 31, 2019.

        Although we believe that substantially all risk elements at December 31, 2019 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

        At December 31, 2019, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$83,694	$134,803	$78,458
Special Mention	—	621	3,951
Substandard	378	—	3,474
Total	$84,072	$135,424	$85,883

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$109,299	$3,580
Non-Performing		4,053	8
Total		$113,352	$3,588

        At March 31, 2019, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$83,672	$128,319	$90,336
Special Mention	—	2,497	2,425
Substandard	3,214	476	3,900
Total	$86,886	$131,292	$96,661

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$106,531	$4,063
Non-Performing		3,395	—
Total		$109,926	$4,063

        The following table presents an aging analysis of the recorded investment of past due loans receivables at December 31, 2019 and March 31, 2019.

December 31, 2019
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,196	$—	$3,668	$4,864	$108,488	$113,352
Multifamily	—	505	—	505	83,567	84,072
Commercial real estate	4,651	1,333	—	5,984	129,440	135,424
Business	2,777	4	1,830	4,611	81,272	85,883
Consumer	2	6	—	8	3,580	3,588
Total	$8,626	$1,848	$5,498	$15,972	$406,347	$422,319

March 31, 2019
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,827	$—	$3,395	$5,222	$104,704	$109,926
Multifamily	2,580	—	2,118	4,698	82,188	86,886
Commercial real estate	121	—	—	121	131,171	131,292
Business	780	—	599	1,379	95,282	96,661
Consumer	87	53	65	205	3,858	4,063
Total	$5,395	$53	$6,177	$11,625	$417,203	$428,828

        The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2019 and March 31, 2019.

	At December 31, 2019			At March 31, 2019
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,291	$5,296	$—	$4,488	$5,643	$—
Multifamily	378	378	—	3,214	3,214	—
Commercial real estate	—	—	—	476	476	—
Business	2,774	2,847	—	1,974	2,017	—
With an allowance recorded:
One-to-four family	811	806	158	929	929	171
Business	671	671	10	1,288	1,288	18
Total	$8,925	$9,998	$168	$12,369	$13,567	$189

        The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three and nine month periods ended December 31, 2019 and 2018.

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2019		2018		2019		2018
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,143	$14	$4,608	$25	$4,390	$43	$4,973	$60
Multifamily	1,406	14	2,518	11	1,796	45	1,836	29
Commercial real estate	—	—	486	8	238	—	1,011	16
Business	2,096	16	1,204	—	2,374	41	1,192	6
With an allowance recorded:
One-to-four family	813	—	938	—	870	—	1,000	—
Multifamily	—	—	—	—	—	—	371	—
Business	780	—	2,428	—	979	—	2,239	4
Total	$9,238	$44	$12,182	$44	$10,647	$129	$12,622	$115

        Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at December 31, 2019 were $4.3 million, $2.6 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2019, total TDR loans were $5.4 million, of which $3.2 million were non-performing.

        In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the three and nine month periods ended December 31, 2019. There were two loan modification made during the three month period and three modifications made during the nine month period ended December 31, 2018. The following table presents an analysis of the loan modifications that were classified as TDRs during the three and nine month periods ended December 31, 2018.

	Modifications to loans during the three month period ended					Modifications to loans during the nine month period ended
	December 31, 2018					December 31, 2018
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	2	$1,014	$648	6.11%	6.24%	3	$2,776	$2,360	6.51%	6.06%

        In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended December 31, 2019 and 2018, there were no modified loans that defaulted within 12 months of modification.

        At December 31, 2019, there were 6 loans in the TDR portfolio totaling $1.8 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2019, there were 8 loans in the TDR portfolio totaling $2.2 million that were on accrual status.

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

        The aggregate amount of loans outstanding to related parties was $70 thousand at December 31, 2019 and $80 thousand at March 31, 2019. During the nine months ended December 31, 2019, principal repayments totaled $10 thousand.

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

NOTE 8. FAIR VALUE MEASUREMENTS

        Per GAAP, fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•Level 1— Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2— Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

◦Level 3— Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

        The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$172	$172
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	3,719	—	3,719
Federal Home Loan Mortgage Corporation	—	9,926	—	9,926
Federal National Mortgage Association	—	24,317	—	24,317
U.S. Government Agency Securities	—	28,396	—	28,396
Corporate bonds	—	4,085	—	4,085
Total available-for-sale securities	—	70,443	—	70,443
Total	$—	$70,443	$172	$71,244

	Fair Value Measurements at March 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$180	$180
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,382	—	4,382
Federal Home Loan Mortgage Corporation	—	11,025	—	11,025
Federal National Mortgage Association	—	26,608	—	26,608
U.S. Government Agency securities	—	32,853	—	32,853
Corporate bonds	—	4,977	—	4,977
Total available-for-sale securities	—	79,845	—	79,845
Total	$—	$79,845	$180	$80,479

        Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other investments. Level 3 assets accounted for 0.1% of the Company’s total assets measured at fair value at December 31, 2019 and March 31, 2019.

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

        In the nine month period ended December 31, 2019, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

        The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2019 and 2018:

$ in thousands	Beginning balance, April 1, 2019	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2019	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2019
Mortgage servicing rights	180	(8)	—	—	172	(7)

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2018
Mortgage servicing rights	181	28	—	—	209	26
(1) Includes net servicing cash flows and the passage of time.

        For Level 3 assets measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	172	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	9.41%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points

$ in thousands	Fair Value March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	180	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(1)	11.19%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

        Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2019 and March 31, 2019, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$1,314	$1,314
Other real estate owned	—	—	120	$120

	Fair Value Measurements at March 31, 2019, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$2,027	$2,027
Other real estate owned	—	—	404	$404

        For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2019 and March 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,314	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	120	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$2,027	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	404	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

        The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2019 and March 31, 2019 are as follows:

	December 31, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$37,733	$37,733	$37,733	$—	$—
Securities available-for-sale	70,443	70,443	—	70,443	—
Securities held-to-maturity	10,447	10,604	—	10,604	—
Loans receivable	417,712	422,890	—	—	422,890
Accrued interest receivable	2,019	2,019	—	2,019	—
Mortgage servicing rights	172	172	—	—	172
Other assets - Interest-bearing deposits	980	980	—	980	—
Financial Liabilities:
Deposits	$464,298	$463,869	$278,925	$184,944	$—
Advances from FHLB of New York	12,000	11,999	—	11,999	—
Other borrowed money	13,403	13,371	—	13,371	—
Accrued interest payable	2,426	2,426	—	2,426	—

	March 31, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$31,228	$31,228	$31,228	$—	$—
Securities available-for-sale	79,845	79,845	—	79,845	—
Securities held-to-maturity	11,137	11,107	—	11,107	—
Loans receivable	424,182	424,013	—	—	424,013
Accrued interest receivable	2,019	2,019	—	2,019	—
Mortgage servicing rights	180	180	—	—	180
Other assets - Interest-bearing deposits	976	976	—	976	—
Financial Liabilities:
Deposits	$480,196	$477,503	$277,360	$200,143	$—
Advances from FHLB of New York	8,000	8,001	—	8,001	—
Other borrowed money	13,403	12,393	—	12,393	—
Accrued interest payable	1,931	1,931	—	1,931	—

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

        The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2019	2018	2019	2018
Non-interest income
In-scope of Topic 606
Depository fees and charges	$846	$862	$2,461	$2,549
Loan fees and service charges	70	102	216	223
Other non-interest income	14	15	41	48
Non-interest income (in-scope of Topic 606)	930	979	2,718	2,820
Non-interest income (out-of-scope of Topic 606)	35	348	405	890
Total non-interest income	$965	$1,327	$3,123	$3,710

        The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2019	2018	2019	2018
Other non-interest income:
Gain on sale of real estate owned	$—	$115	$208	$194
Other	37	82	186	272
Total non-interest income	$37	$197	$394	$466

Other non-interest expense:
Advertising	$32	$66	$234	$242
Legal expense	316	95	489	338
Insurance and surety	158	146	463	514
Audit expense	136	125	398	456
Outsourced service	33	143	277	451
Data lines / internet	105	139	315	311
Retail expenses	175	195	551	609
Regulatory assessment	53	86	161	259
Investor relations	—	75	16	112
Director's fees	77	86	232	259
Other	528	504	1,447	1,666
Total non-interest expense	$1,613	$1,660	$4,583	$5,217

NOTE 11. LEASES

        On April 1, 2019, the Company adopted ASU No, 2016-02, "Leases (Topic 842)" and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption.

        As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

        As of December 31, 2019, the Company had $195 thousand and $187 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

        The following tables present information about the Company's leases and the related lease costs as of and for the three and nine months ended December 31, 2019:

December 31, 2019
Weighted-average remaining lease term
Operating leases	8.1 years
Finance lease	3.0 years

Weighted-average discount rate
Operating leases	3.00%
Finance lease	1.83%

$ in thousands	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease expense	$743	$2,207

Finance lease cost
Amortization of right-of use asset	16	20
Interest on lease liability	1	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	706	2,083
Finance lease	14	30

        Maturities of lease liabilities at December 31, 2019 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2020	$685	$18
2021	2,701	69
2022	2,600	69
2023	2,462	28
2024	2,535	8
Thereafter	10,231	—
Total lease payments	21,214	192
Interest	(2,514)	(5)
Lease liability	$18,700	$187

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

        In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," to provide transition relief by providing entities with an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. The fair value election option is applied on an instrument-by-instrument basis and does not apply to held-to-maturity debt securities. In August 2019, the FASB issued a proposal which would extend the CECL implementation date for smaller reporting companies, as defined by the SEC. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024). In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," to amend or clarify guidance regarding expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•the ability of the Bank to comply with the Formal Agreement ("Agreement") between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expenses and net income;

•the ability of the Company to obtain approval from the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") to distribute all future interest payments owed to the holders of the Company's subordinated debt securities;

•the limitations imposed on the Company by board resolutions which require, among other things, written approval of the Federal Reserve Bank prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock, and the effect on operations resulting from such limitations;

•the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•rights and restrictions set forth in the terms of the Series D preferred stock and in the exchange agreement with the United States Department of the Treasury (the "Treasury") that may limit our ability to raise additional capital or otherwise negatively impact our stockholders;

•national and/or local changes in economic conditions, which could occur from numerous causes, including political changes, domestic and international policy changes, unrest, war and weather, or conditions in the real estate, securities markets or the banking industry, which could affect liquidity in the capital markets, the volume of loan originations, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•adverse changes in the financial industry and the securities, credit, national and local real estate markets (including real estate values);

•changes in our existing loan portfolio composition (including reduction in commercial real estate loan concentration) and credit quality or changes in loan loss requirements;

•changes in the level of trends of delinquencies and write-offs and in our allowance and provision for loan losses;

•legislative or regulatory changes that may adversely affect the Company’s business, including but not limited to new capital regulations, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and the resources we have available to address such changes;

•changes in the level of government support of housing finance;

•changes to state rent control laws, which may impact the credit quality of multifamily housing loans;

•our ability to control costs and expenses;

•risks related to a high concentration of loans to borrowers secured by property located in our market area;

•changes in interest rates, which may reduce net interest margin and net interest income;

•increases in competitive pressure among financial institutions or non-financial institutions;

•changes in consumer spending, borrowing and savings habits;

•technological changes that may be more difficult to implement or more costly than anticipated;

•changes in deposit flows, loan demand, real estate values, borrowing facilities, capital markets and investment opportunities, which may adversely affect our business;

•changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies or the Financial Accounting Standards Board could negatively impact the Company's financial results;

•litigation or regulatory actions, whether currently existing or commencing in the future, which may restrict our operations or strategic business plan;

•the ability to originate and purchase loans with attractive terms and acceptable credit quality; and

•the ability to attract and retain key members of management, and to address staffing needs in response to product demand or to implement business initiatives.

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

Overview

        Carver Bancorp, Inc. is the holding company for Carver Federal Savings Bank, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its seven branches and four stand-alone 24/7 ATM centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

        Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $569.1 million in assets and 108 employees as of December 31, 2019.

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

        The Bank's primary market area for deposits consists of the areas served by its seven branches in the Brooklyn, Manhattan and Queens boroughs of New York City.  The neighborhoods in which the Bank's branches are located have historically been low- to moderate-income areas. The Bank's primary lending market includes Kings, New York, Bronx and Queens Counties in New York City, and lower Westchester County, New York. Although the Bank's branches are primarily located in areas that were historically underserved by other financial institutions, the Bank faces significant competition for deposits and mortgage lending in its market areas. Management believes that this competition has become more intense as a result of increased examination emphasis by federal banking regulators on financial institutions' fulfillment of their responsibilities under the CRA and more recently due to the decline in demand for loans. Carver Federal's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. The Bank's competition for loans comes principally from commercial banks, savings institutions and mortgage banking companies. The Bank's most direct competition for deposits comes from commercial banks, savings institutions and credit unions. Competition for deposits also comes from money market mutual funds, corporate and government securities funds, and financial intermediaries such as brokerage firms and insurance companies. Many of the Bank's competitors have substantially greater resources and offer a wider array of financial services and products.  This, combined with competitors' larger presence in the New York market, add to the challenges the Bank faces in expanding its current market share and growing its near-term profitability.

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

        In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of December 31, 2019, all three award allocations have been fully utilized in qualifying projects.

        The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at December 31, 2019, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,400	$13,400	$15,358	$400	$—	$—	$15,758
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,080	11,080	—	1	—	4,191	4,192
CDE 20*	625	12,500	—	—	—	—	—	4,875	4,875
CDE 21*	625	12,500	—	—	—	—	—	4,875	4,875
Total	$2,350	$49,000	$24,480	$24,480	$15,358	$401	$—	$19,110	$34,869
* Entities exited the NMTC projects during fiscal years 2018 to 2020, and remain on the above table pending final dissolution.
(1) Carver Statutory Trust I debt investment includes deferred interest of $2.4 million.

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

General Reserve Allowance

        Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank evaluating the risk of potential loss on homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•One-to-four family
•Multifamily
•Commercial Real Estate
•Business Loans
•Consumer (including Overdraft Accounts)

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

1.Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses (Policy & Procedures).
2.Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (Economy).
3.Changes in the nature or volume of the loan portfolio and in the terms of loans (Nature & Volume).
4.Changes in the experience, ability, and depth of lending management and other relevant staff (Management).
5.Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans (Problem Assets).
6.Changes in the quality of the loan review system (Loan Review).
7.Changes in the value of underlying collateral for collateral dependent loans (Collateral Values).
8.The existence and effect of any concentrations of credit and changes in the level of such concentrations (Concentrations).

9.The effect of other external forces such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio (External Forces).

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

Securities Impairment

        The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any other securities that are classified as having other-than-temporary impairment in its investment portfolio at December 31, 2019.

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

        On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $900 thousand. A valuation allowance for the net deferred tax asset of $22.3 million has been recorded as of December 31, 2019. The valuation allowance was initially recorded during fiscal year 2011, and has remained through December 31, 2019, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits was $106 thousand at December 31, 2019, and $170 thousand at March 31, 2019.

Stock Repurchase Program

        On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2019, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the nine months ended December 31, 2019. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

Liquidity and Capital Resources

        Liquidity is a measure of the Bank's ability to generate adequate cash to meet its financial obligations.  The principal cash requirements of a financial institution are to cover potential deposit outflows, fund increases in its loan and investment portfolios and ongoing operating expenses.  The Bank's primary sources of funds are deposits, borrowed funds and principal and interest payments on loans, mortgage-backed securities and investment securities.  While maturities and scheduled amortization of loans, mortgage-backed securities and investment securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are strongly influenced by changes in general interest rates, economic conditions and competition. Carver Federal monitors its liquidity utilizing regulatory guidelines that are contained in a policy developed by its management and approved by its Board of Directors.  Carver Federal's several liquidity measurements are evaluated on a frequent basis.  The Bank was in compliance with this policy as of December 31, 2019.

        Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $4.2 million, or 19.6%, to $25.6 million at December 31, 2019, compared to $21.4 million at March 31, 2019 as the Bank secured $4.0 million additional short-term borrowings from the FHLB during the period in order to fund lending activities. In addition, the Bank entered into $0.2 million finance leases during the period. At December 31, 2019, the Bank had an $8.0 million FHLB 1-month advance outstanding. At December 31, 2019, based on available collateral held at the FHLB-NY, Carver

Federal had the ability to borrow from the FHLB-NY an additional $53.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

        The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2019 and March 31, 2019, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $37.7 million and $31.2 million, respectively.

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

        The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2019, total cash and cash equivalents increased $6.5 million to $37.7 million at December 31, 2019, compared to $31.2 million at March 31, 2019, reflecting cash provided by investing activities of $15.8 million and cash provided by operating activities of $2.5 million, offset by cash used in financing activities of $11.7 million. Net cash provided by investing activities of $15.8 million was attributable to net loan principal repayments and investment paydowns. This was offset by $20.9 million in loan purchases during the second quarter. Net cash used in financing activities of $11.7 million resulted from net decreases in deposits of $15.9 million, partially offset by an increase of $4.2 million in FHLB-NY advances and other borrowings. The net decrease in deposits was primarily due to a strategic decision to not renew non-relationship institutional certificates of deposit as loan demand was weak and renewal rates exceeded the earnings rate on the Bank's cash deposit at the Federal Reserve. The Bank secured additional FHLB short-term borrowings to fund lending activities during the period.

        Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver Federal’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in annually beginning January 1, 2016. On January 1, 2019, the full capital conservation buffer requirement of 2.5% became effective, making its minimum CET1 plus buffer 7%, its minimum Tier 1 capital plus buffer 8.5% and its minimum total capital plus buffer 10.5%. Regardless of Basel III’s minimum requirements, Carver Federal, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

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

        The table below presents the capital position of the Bank at December 31, 2019:

	December 31, 2019
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$65,304	11.25%
Individual minimum capital requirement	52,241	9.00%
Minimum capital requirement	23,218	4.00%
Excess over individual minimum capital requirement	13,063	2.25%

Common equity Tier 1
Regulatory capital	$65,304	15.91%
Minimum capital requirement	28,724	7.00%
Excess	36,580	8.91%

Tier 1 risk-based capital
Regulatory capital	$65,304	15.91%
Minimum capital requirement	34,879	8.50%
Excess	30,425	7.41%

Total risk-based capital
Regulatory capital	$70,178	17.10%
Individual minimum capital requirement	49,241	12.00%
Minimum capital requirement	43,086	10.50%
Excess over individual minimum capital requirement	20,937	5.10%

Bank Regulatory Matters

        On October 23, 2015, the Board of Directors of Carver Bancorp, Inc., in response to the FRB’s Bank Holding Company Report of Inspection issued on April 14, 2015, adopted a Board Resolution (the "Resolution”) as a commitment by the Company’s Board to address certain supervisory concerns noted in the Reserve Bank‘s Report. The supervisory concerns are related to the Company’s leverage, cash flow and accumulated deferred interest. As a result of those concerns, the Company is prohibited from paying any dividends without the prior written approval of the Reserve Bank.

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

        At December 31, 2019, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 11.25%, Common Equity Tier 1 capital ratio of 15.91%, Tier 1 risk-based capital ratio of 15.91%, and a total risk-based capital ratio of 17.10%.

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

        Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During the periods from fiscal 2012 through 2015, 20 loans that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At December 31, 2019, the Bank continues to service 106 loans with a principal balance of $18.0 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2019 (1)	$1,982
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(22)
Open claims as of December 31, 2019 (1)	$1,960
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

        Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $224 thousand as of December 31, 2019. The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2019:

$ in thousands	December 31, 2019
Representation and warranty repurchase reserve, March 31, 2019 (1)	$226
Net adjustment to reserve for repurchase losses (2)	(2)
Representation and warranty repurchase reserve, December 31, 2019 (1)	$224
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2019 and March 31, 2019

Assets

        At December 31, 2019, total assets were $569.1 million, reflecting an increase of $5.4 million, or 1.0%, from total assets of $563.7 million at March 31, 2019. The increase is primarily attributible to the adoption of ASU 2016-02 "Leases (Topic 842)," a new accounting standard which requires lessees to establish a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For the Company, this primarily applied to property leases and a ROU asset totaling $20 million was established on April 1, 2019. This increase was offset by a $10.1 million decrease in the Bank's investment portfolio and a $6.5 million decrease in the loan portfolio, net of the allowance for loan losses.

        Total cash and cash equivalents increased $6.5 million, or 20.8%, from $31.2 million at March 31, 2019 to $37.7 million at December 31, 2019. The increase in cash was primarily due to $36.9 million in scheduled loan and securities paydowns and payoffs which were partially offset by the strategic management of intended non-relationship deposit outflows during the period, as the decline in loan demand no longer warranted the maintenance of certain higher cost time deposits. In addition, net cash receipts of $2.8 million reduced other assets, primarily by the paydown of outstanding loan servicing receivables.

        Total investment securities decreased $10.1 million, or 11.1%, to $80.9 million at December 31, 2019, compared to $91.0 million at March 31, 2019 due to scheduled principal payments received, accelerated repayments on one SBA mortgage-backed security and the maturity of a $1.0 million corporate bond.

        Gross portfolio loans decreased $6.5 million, or 1.5%, to $422.3 million at December 31, 2019, compared to $428.8 million at March 31, 2019 primarily due to attrition and payoffs of non-owner occupied commercial real estate mortgage loans. The purchase of a residential loan pool and growth in commercial mortgage and business loans through organic loan originations were instrumental in mitigating the decline in the portfolio. The Bank has achieved its goal of maintaining a concentration level of commercial real estate loans commensurate with its risk profile.

Liabilities and Equity

        Total liabilities increased $2.7 million, or 0.5%, to $519.3 million at December 31, 2019, compared to $516.6 million at March 31, 2019, primarily due to the initial recognition of the $20 million operating lease liabilities as a result of the adoption of ASU 2016-02. The Bank secured additional borrowings during the period, which were partially offset by the Bank's managed decline in deposits.

        Deposits decreased $15.9 million, or 3.3%, to $464.3 million at December 31, 2019, compared to $480.2 million at March 31, 2019, due primarily to reductions in brokered certificates of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to lower its overall level of brokered deposits. Also, the Company's balance sheet management plan called for a lower level of deposits due to weaker loan demand.

        Advances from the FHLB-NY and other borrowed money increased $4.2 million, or 19.6%, to $25.6 million at December 31, 2019, compared to $21.4 million at March 31, 2019 as the Bank secured FHLB short-term borrowings during the period to fund lending activities. The Bank had a $12 million FHLB 1-month advance outstanding at December 31, 2019.

        Other liabilities decreased $4.3 million, or 28.7%, to $10.7 million at December 31, 2019, compared to $15.0 million at March 31, 2019, due primarily to the $5.3 million recognition of the deferred gain on sale/leaseback of buildings as a cumulative effect adjustment to equity as a result of the adoption of ASU 2016-02. Partially offsetting the decrease from the deferred gain were increases in accrued interest payable, accrued expenses and retail accounts payable.

        Total equity increased $2.7 million, or 5.7%, to $49.8 million at December 31, 2019, compared to $47.1 million at March 31, 2019. The increase was primarily due to the recognition of the $5.3 million deferred gain on sale/leaseback of buildings, as discussed above. In addition, a decrease of $0.9 million in unrealized losses on securities available-for-sale was partially offset by a net loss of $3.6 million for the nine month period ended December 31, 2019.

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

        The following table reflects the Bank's outstanding lending commitments and contractual obligations as of December 31, 2019:

$ in thousands
Commitments to fund mortgage loans	$1,584
Commitments to fund commercial and consumer loans	$6,500
Lines of credit	1,509
Commitment to fund private equity investment	505
Total	$10,098

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2019 and 2018

Overview

        The Company reported a net loss of $1.4 million for the three months ended December 31, 2019, compared to a net loss of $1.3 million for the comparable prior year quarter. For the nine months ended December 31, 2019, the Company reported a net loss of $3.6 million, compared to a net loss of $4.4 million for the prior year period. The change in our results for both the 2019 three and nine month periods were primarily driven by decreases in non-interest expense. Tight control over discretionary expenses mitigated in the current quarter and more than offset in the year-to-date period declines in interest and non-interest income and provisions versus recoveries in the allowance for loan losses.

        The following table reflects selected operating ratios for the three and nine months ended December 31, 2019 and 2018 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2019		2018		2019		2018
Return on average assets (1)	(0.99)%		(0.91)%		(0.84)%		(0.93)%
Return on average stockholders' equity (2)	(11.26)%		(11.13)%		(9.28)%		(11.67)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(11.25)%		(10.59)%		(9.25)%		(11.08)%
Net interest margin (3)	2.94%		2.81%		2.94%		2.77%
Interest rate spread (4)	2.69%		2.58%		2.67%		2.54%
Efficiency ratio (5)	128.59%		130.37%		123.79%		127.52%
Operating expenses to average assets (6)	4.45%		4.77%		4.34%		4.47%
Average stockholders' equity to average assets (7)	8.83%		8.18%		9.04%		7.95%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.84%		8.59%		9.06%		8.37%
Average interest-earning assets to average interest-bearing liabilities	1.25	x	1.24	x	1.25	x	1.23	x

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2019	2018	2019	2018
Average Stockholders' Equity
Average Stockholders' Equity	$51,028	$48,486	$52,087	$50,233
Average AOCI	(13)	(2,465)	(156)	(2,647)
Average Stockholders' Equity, excluding AOCI	$51,041	$50,951	$52,243	$52,880

Return on Average Stockholders' Equity	(11.26)%	(11.13)%	(9.28)%	(11.67)%
Return on Average Stockholders' Equity, excluding AOCI	(11.25)%	(10.59)%	(9.25)%	(11.08)%

Average Stockholders' Equity to Average Assets	8.83%	8.18%	9.04%	7.95%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.84%	8.59%	9.06%	8.37%

Analysis of Net Interest Income

        The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $0.1 million, or 2.4%, to $4.0 million for the three months ended December 31, 2019, compared to $4.1 million for the same quarter last year. Net interest income decreased $0.9 million, or 7.0%, to $12.0 million for the nine months ended December 31, 2019, compared to $12.9 million for the prior year period.

        The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2019 and 2018. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustments to yield.

	For the Three Months Ended December 31,
	2019			2018
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$429,737	$4,906	4.57%	$429,763	$4,640	4.32%
Mortgage-backed securities	48,687	276	2.27%	57,168	386	2.70%
Investment securities(2)	37,165	190	2.04%	53,556	326	2.43%
Money market investments	32,166	120	1.48%	41,714	214	2.04%
Total interest-earning assets	547,755	5,492	4.01%	582,201	5,566	3.82%
Non-interest-earning assets	29,828			10,807
Total assets	$577,583			$593,008

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$23,210	$7	0.12%	$24,953	$7	0.11%
Savings and clubs	96,792	64	0.26%	99,612	66	0.26%
Money market	100,403	116	0.46%	96,301	112	0.46%
Certificates of deposit	184,520	962	2.07%	232,613	1,070	1.82%
Mortgagors deposits	2,445	6	0.98%	2,235	8	1.42%
Total deposits	407,370	1,155	1.13%	455,714	1,263	1.10%
Borrowed money	32,257	308	3.80%	13,403	207	6.13%
Total interest-bearing liabilities	439,627	1,463	1.32%	469,117	1,470	1.24%
Non-interest-bearing liabilities
Demand deposits	58,113			59,143
Other liabilities	28,815			16,262
Total liabilities	526,555			544,522
Stockholders' equity	51,028			48,486
Total liabilities and equity	$577,583			$593,008
Net interest income		$4,029			$4,096

Average interest rate spread			2.69%			2.58%

Net interest margin			2.94%			2.81%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2019			2018
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$425,053	$14,318	4.49%	$447,111	$14,757	4.40%
Mortgage-backed securities	50,355	885	2.34%	50,750	897	2.36%
Investment securities(2)	38,710	702	2.42%	50,948	915	2.39%
Money market investments	32,070	460	1.91%	73,244	1,037	1.88%
Total interest-earning assets	546,188	16,365	3.99%	622,053	17,606	3.77%
Non-interest-earning assets	30,274			9,659
Total assets	$576,462			$631,712

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$23,372	$21	0.12%	$24,746	$23	0.12%
Savings and clubs	97,801	193	0.26%	101,360	200	0.26%
Money market	100,699	418	0.55%	99,175	345	0.46%
Certificates of deposit	189,837	2,886	2.02%	259,470	3,417	1.75%
Mortgagors deposits	2,290	26	1.51%	2,273	28	1.64%
Total deposits	413,999	3,544	1.14%	487,024	4,013	1.09%
Borrowed money	22,569	776	4.58%	18,767	683	4.83%
Total interest-bearing liabilities	436,568	4,320	1.32%	505,791	4,696	1.23%
Non-interest-bearing liabilities
Demand deposits	58,733			59,415
Other liabilities	29,074			16,273
Total liabilities	524,375			581,479
Stockholders' equity	52,087			50,233
Total liabilities and equity	$576,462			$631,712
Net interest income		$12,045			$12,910

Average interest rate spread			2.67%			2.54%

Net interest margin			2.94%			2.77%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

        Interest income decreased $0.1 million, or 1.8%, to $5.5 million for the three months ended December 31, 2019, compared to $5.6 million for the prior year quarter. For the nine months ended December 31, 2019, interest income decreased $1.2 million, or 6.8%, to $16.4 million compared to $17.6 million for the prior year period. Interest income on money market investments decreased $0.1 million and $0.5 million, or 50.0%, for the three and nine months ended December 31, 2019, respectively, primarily due to a decline in the Bank's interest-bearing account at the Federal Reserve Bank. For the nine months ended December 31, 2019, interest income on loans decreased $0.5 million, or 3.4%, comprised of a decrease of $0.7 million due to a $22.0 million decrease in average balances in the current period, which was partially offset by a current period increase of $0.2 million due to a 9 basis-point improvement in the overall yield. The decrease in the average loans outstanding is a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal years.

Interest Expense

        Interest expense remained flat at $1.5 million for the three months ended December 31, 2019 compared to the prior year quarter. For the nine months ended December 31, 2019, interest expense decreased $0.4 million, or 8.5%, to $4.3 million compared to $4.7 million for the prior year period. Interest expense on deposits decreased $0.1 million and $0.5 million for the three and nine months ended December 31, 2019, primarily due to a decrease in the average balances of certificates of deposit. This decrease was partially offset by higher rates on certificate of deposit accounts.

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

        The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2019 and 2018 and the fiscal year ended March 31, 2019:

$ in thousands	Nine Months Ended December 31, 2019	Fiscal Year Ended March 31, 2019	Nine Months Ended December 31, 2018
Beginning Balance	4,646	$5,126	$5,126
Less: Charge-offs	(162)	(1,298)	(1,093)
Add: Recoveries	107	1,088	1,047
(Recovery of) provision for loan losses	16	(270)	(278)
Ending Balance	$4,607	$4,646	$4,802

Ratios:
Net charge-offs to average loans outstanding (annualized)	(0.02)%	(0.05)%	(0.01)%
Allowance to total loans	1.09%	1.08%	1.12%
Allowance to non-performing loans	64.05%	45.13%	48.43%

        The Company recorded an $8 thousand provision for loan loss for the three months ended December 31, 2019, compared to a $332 thousand recovery of loan loss for the prior year quarter. Net charge-offs of $26 thousand were recognized during the third quarter, compared to net recoveries of $342 thousand for the prior year quarter. For the nine months ended December 31, 2019, the Company recorded a $16 thousand provision for loan loss, compared to a $278 thousand recovery of loan loss for the prior year period. Net charge-offs of $55 thousand were recognized for the nine months ended December 31, 2019, compared to net charge-offs of $46 thousand in the prior year period.

At December 31, 2019, nonaccrual loans totaled $7.2 million, or 1.3% of total assets, compared to $10.3 million, or 1.8% of total assets at March 31, 2019. The ALLL was $4.6 million at December 31, 2019, which represents a ratio of the ALLL to nonaccrual loans of 64.0% compared to a ratio of 45.1% at March 31, 2019. The ratio of the allowance for loan losses to total loans was 1.09% at December 31, 2019, compared to 1.08% at March 31, 2019.

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

        The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for a period of at least six months. At December 31, 2019, loans classified as TDR totaled $4.3 million, of which $1.8 million were classified as performing. At March 31, 2019, loans classified as TDR totaled $5.4 million, of which $2.2 million were classified as performing.

        At December 31, 2019, non-performing assets totaled $7.3 million, or 1.3% of total assets compared to $10.7 million, or 1.9% of total assets at March 31, 2019. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,053	$3,753	$4,132	$4,488	$4,508
Multifamily	378	2,433	3,144	3,214	2,708
Commercial real estate	—	—	—	476	1,233
Business	2,754	1,542	1,958	2,051	1,467
Consumer	8	—	—	65	—
Total nonaccrual loans	7,193	7,728	9,234	10,294	9,916
Other non-performing assets (2):
Real estate owned	120	120	311	404	453
Total non-performing assets (3)	$7,313	$7,848	$9,545	$10,698	$10,369

Accruing loans contractually past maturity > 90 days (4)	—	—	35	—	—

Non-performing loans to total loans	1.70%	1.78%	2.19%	2.40%	2.32%
Non-performing assets to total assets	1.29%	1.34%	1.67%	1.90%	1.76%
Allowance to total loans	1.09%	1.07%	1.11%	1.08%	1.12%
Allowance to non-performing loans	64.05%	59.85%	50.57%	45.13%	48.43%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2019, there were $1.8 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.
(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

        In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2019, the Bank had $4.7 million in subprime loans, or 1.1% of its total loan portfolio, of which $1.2 million are non-performing loans.

Non-Interest Income

        Non-interest income decreased $0.3 million, or 23.1%, to $1.0 million for the three months ended December 31, 2019, compared to $1.3 million for the prior year quarter. For the nine months ended December 31, 2019, non-interest income decreased $0.6 million, or 16.2%, to $3.1 million, compared to $3.7 million for the prior year period. Non-interest income in the prior year included gain on sale of building of $0.2 million and $0.5 million, for the three and nine months ended

December 31, 2018, respectively. The total deferred gain on sale/leaseback of buildings was recognized as a cumulative effect adjustment to equity effective April 1, 2019 in accordance with the transition to ASU 2016-02. In addition, other non-interest income decreased from the prior year due to the completion of NMTC projects.

Non-Interest Expense

        Non-interest expense decreased $0.7 million, or 9.9%, to $6.4 million for the three months ended December 31, 2019, compared to $7.1 million for the prior year quarter. For the nine months ended December 31, 2019, non-interest expense decreased $2.4 million, or 11.3%, to $18.8 million, compared to $21.2 million for the prior year period. The Company's employee compensation and benefits expense decreased $0.2 million and $1.0 million for the three and nine months ended December 31, 2019, compared to the prior year periods due to a strategic reduction in force. In addition, FDIC premiums were significantly lower in the current fiscal year ($0.1 million and $0.6 million, respectively, for the three and nine month periods) as a result of the Bank's commitment to improve its regulatory position. The Bank was also eligible for the FDIC small bank assessment credit that was applied beginning in the second quarter of the current fiscal year. Operating efficiencies and improvement in the control environment and in the regulatory infrastructure created additional year-over-year savings in the Bank's regulatory assessment, audit expense, insurance and various others. A vendor management initiative resulted in senior management canceling or renegotiating a number of long-standing contracts at significant savings to the Company. In addition, outsourced service fees declined in both comparative periods as Company personnel became knowledgeable in and assumed responsibility for various processes formerly performed by external vendors.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

        Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2019, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

(b) Changes in Internal Control over Financial Reporting
        There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

        From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2019, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's third quarter ended December 31, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended December 31, 2019.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended December 31, 2019.

Item 3.Defaults Upon Senior Securities

        None.

Item 4.Mine Safety Disclosures

        Not applicable.

Item 5.Other Information

        None.

Item 6.Exhibits

        The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
4.4	Exchange Agreement, dated June 29, 2011, by and between the Company and the United States Department of the Treasury (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2019 (unaudited) and March 31, 2019; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31 2019 and 2018 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and nine months ended December 31, 2019 and 2018 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018 (unaudited); and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	February 12, 2020	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2020	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)