Form 10-K
period 2020-03-31
CARVER BANCORP INC
filed 2020-08-06
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-13007
CARVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware			13-3904174
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

75 West 125th Street	New York	New York	10027
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (718) 230-2900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CARV	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of March 31, 2020 there were 3,699,505 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2019 (based on the closing sales price of $3.04 per share of the registrant's common stock on September 30, 2019) was approximately $11,246,495.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

CARVER BANCORP, INC.
2020 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to Carver Bancorp, Inc.'s (the "Company" or "Carver") financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include but are not limited to the following:

•the effects of COVID-19, which includes, but is not limited to, the length of time that the pandemic continues, the duration of shelter in place orders and the potential imposition of further restrictions on travel in the future, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, the lack of property transactions and asset sales, potential impact on collateral values risks; and the effect of the pandemic on the general economy and the business of our borrowers;

•the ability of Carver Federal Savings Bank to comply with the Formal Agreement (“Agreement”) between the Bank and the Office of the Comptroller of the Currency, and the effect of the restrictions and requirements of the Formal Agreement on the Bank's non-interest expenses and net income;

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

•rights and restrictions set forth in the terms of the Series D preferred stock and in the exchange agreement with the United States Department of the Treasury (the “Treasury”) that may limit our ability to raise additional capital or otherwise negatively impact our stockholders;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver Federal's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $578.8 million in assets and 107 employees as of March 31, 2020.

Carver Federal engages in a wide range of consumer and commercial banking services.  The Bank provides deposit products, including demand, savings and time deposits for consumers, businesses, and governmental and quasi-governmental agencies in its local market area within New York City.  In addition to deposit products, Carver Federal offers a number of other consumer and commercial banking products and services, including debit cards, online account opening and banking, online bill pay and telephone banking. Carver Federal also offers a suite of products and services for unbanked and underbanked consumers, branded as Carver Community Cash. This includes check cashing, wire transfers, bill payment, reloadable prepaid cards and money orders.

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

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2020, all three award allocations have been fully utilized in qualifying projects. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements for additional details on the NMTC activities.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2020, this subsidiary had $2.5 million in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2020, CAC owned mortgage loans carried at approximately $9.0 million and total assets of $129.7 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the

Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) regarding the consolidation of variable interest entities (formerly FIN 46(R)). During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments on the Carver Statutory Trust I capital securities through September 2016. Such payments were made in September 2016. Debenture interest payments have been deferred beginning with the December 2016 payment, which is permissible under the terms of the Indenture for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. The total amount of deferred interest was $2.5 million at March 31, 2020.

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

Personnel

        At fiscal year end 2020, the Company had 107 employees. None of the Company's employees are a member of a collective bargaining agreement.

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

In addition, certain other basic corporate documents, including the Company's Corporate Governance Principles, Code of Ethics, the charters of the Company's Finance and Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the date of the Company's annual meeting are posted on the Company's website. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary's office by mail at 1825 Park Avenue, New York, New York 10035 or by e-mail at corporatesecretary@carverbank.com. Information provided on the Company's website is not part of this annual report.

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage loans originated by the Bank's lending teams and secured by commercial real estate including multifamily property and construction loans. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may participate or purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth objectives and improve geographic diversity.

In recent years, Carver Federal had focused on the origination of commercial real estate loans, primarily multifamily and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis on portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans was required given the increase of the overall level of credit risk inherent in this market segment. Due to the overall improvement in the loan portfolio, the Bank was able to recover provisions for loan losses in years 2013 to 2015. However, the greater risk associated with commercial real estate, particularly multifamily residential loans, as well as the growth in this type of loan, had required the Bank to increase its provisions for loan losses in fiscal years 2016 to 2018. In fiscal years 2019 and 2020, the Bank's recoveries on previously charged off loans exceeded its chargeoffs to such an extent that additional provisions were not necessary. The provision recorded in fiscal year 2020 was primarily related to overdraft deposit charge-offs. The Bank could be required to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. Per the requirements of the Formal Agreement, the Bank has reduced its commercial real estate loan concentration as a percentage of risk-based capital to a level well below that mandated by its regulators.

        Loan Portfolio Composition. Total loans receivable decreased $0.6 million, or 0.1%, to $425.2 million at March 31, 2020, compared to $425.8 million at March 31, 2019. Carver Federal's total loans receivable as a percentage of total assets decreased to 73.5% at March 31, 2020, compared to 75.5% at March 31, 2019.

        The following is a summary of loans receivable, net of allowance for loan losses, as of:

	March 31, 2020		March 31, 2019		March 31, 2018		March 31, 2017		March 31, 2016
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$105,532	24.8%	$108,363	25.4%	$121,233	25.6%	$132,679	24.5%	$141,229	24.2%
Multifamily	89,241	21.0%	86,177	20.2	103,887	21.9	87,824	16.2	94,210	16.1
Commercial real estate	141,761	33.3%	130,812	30.7	141,835	29.9	241,794	44.7	272,427	46.7
Construction	—	—%	—	—	—	—	4,983	0.9	5,033	0.9
Business	85,425	20.1%	96,430	22.6	102,004	21.5	65,151	12.0	71,038	12.2
Consumer and other (1)	3,213	0.8%	4,023	0.9	5,238	1.1	8,994	1.7	42	—
Total loans receivable	$425,172	100.0%	$425,805	100.0%	$474,197	100.0%	$541,425	100.0%	583,979	100.0%

Unamortized premiums, deferred costs and fees, net	3,560		3,023		3,556		4,127		4,649

Allowance for loan losses	(4,946)		(4,646)		(5,126)		(5,060)		(5,232)
Total loans receivable, net	$423,786		$424,182		$472,627		$540,492		$583,396
(1)Includes personal loans

One-to-four Family Residential Lending. Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The Bank purchased a pool of one-to-four family residential loans totaling $15.2 million during fiscal year 2020. The Bank did not purchase any one-to-four family loans during fiscal years 2019 and 2018. In fiscal 2017, the Bank purchased $13.9 million of one-to-four family loans. Approximately 14.4% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2020 were adjustable rate and approximately 85.6% were fixed-rate. One-to-four family residential real estate loans decreased $2.9 million, or 2.7%, to $105.5 million at March 31, 2020, compared to $108.4 million at March 31, 2019.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2020, the Bank, through its sub-servicer, serviced $17.8 million in loans for FNMA and $433 thousand for other third parties. The Bank has recorded $145 thousand in related mortgage servicing rights.

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

The Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2020, the Bank had $4.6 million in subprime loans, or 1.1% of its total loan portfolio, of which $1.2 million are non-performing loans. No subprime loans were purchased during fiscal 2020.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio increased $3.0 million, or 3.5%, to $89.2 million in fiscal 2020, or 21.0% of Carver Federal's total loan portfolio at March 31, 2020.

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

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a risk rating system for its loans.  All commercial loans, including multifamily real estate loans, are risk rated internally at the time of origination.  Management continually monitors all commercial loans in order to update risk ratings when necessary (see "Asset Classification and Allowance for Loan and Lease Losses" for additional information on asset classification and risk ratings). In addition, to assist the Bank in evaluating changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of our commercial loan relationships.  On a triannual basis, an independent loan review company i) reviews 70% to 75% of the average commercial loan portfolio, ii) this includes all new and renewed loans greater than $100,000, and iii) all criticized and classified loans. Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole.

Commercial Real Estate Lending. Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate ("CRE"). Although Carver Federal has experienced favorable loss history associated with commercial real estate loans, these loans may entail additional risks compared with one-to-four family residential and multifamily lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

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

At March 31, 2020, commercial real estate mortgage loans totaled $141.8 million, or 33.3% of the total loan portfolio. This balance reflects a year-over-year increase of $11.0 million, or 8.4%, as a result of organic loan originations and purchases.

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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2020, loans to churches totaled $6.0 million, or 1.4% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently six church loans in the Bank's loan portfolio.

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

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio decreased $11.0 million to $85.4 million, comprising 20.1% of the Bank's gross loan portfolio in fiscal 2020. In a strategic attempt to diversify the Bank's loan portfolio, Carver Federal demonstrated an emphasis on C&I lending, placing particular focus on organic loan growth through the financing of local entrepreneurs beginning in fiscal year 2018. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in educational, health care, personal services, and light industrial and wholesale segments. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory.

Consumer and Other Loans. At March 31, 2020, the Bank had $3.2 million in consumer and other loans, or 0.8%, of the Bank's gross loan portfolio, primarily comprised of $3.0 million of guaranteed graduate medical student loans purchased in fiscal 2017.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2020, the maximum loans-to-one-borrower under this test was $10.3 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $33.5 million in fiscal 2020 compared to $27.2 million in fiscal 2019. There were $34.8 million loan purchases during fiscal 2020 and no purchases in fiscal 2019.

        The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2020		2019		2018
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$—	—%	$—	—%	$—	—%
Multifamily	14,363	21.0%	1,700	6.2%	300	1.4%
Commercial real estate	13,892	20.4%	9,319	34.2%	4,067	19.4%
Business	4,803	7.0%	15,769	57.9%	15,613	74.3%
Consumer and others (1)	394	0.6%	450	1.7%	1,032	4.9%
Total loans originated	33,452	49.0%	27,238	100.0%	21,012	100.0%
Loans purchased (2)	34,780	51.0%	—	—%	—	—%
Total loans originated and purchased	68,232	100.0%	27,238	100.0%	21,012	100.0%
Loans sold (3)	(1,294)		(1,738)		(2,436)
Net additions to loan portfolio	$66,938		$25,500		$18,576
(1)Comprised of personal loans.
(2)Comprised of $15.2 million one-to-four family residential, $12.6 million commercial real estate and $7.0 million multifamily loans.
(3)Comprised of primarily multifamily and one-to-four family loans in 2020 and 2019, and student loans in 2018.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2020 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	6-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$—	$271	$105,261	$105,532
Multifamily	12,040	41,967	35,234	89,241
Commercial real estate	31,473	58,701	51,588	141,762
Business	17,255	52,688	15,482	85,425
Consumer	2,997	216	—	3,213
Total	$63,765	$153,843	$207,565	$425,173

        The following table sets forth as of March 31, 2020, amounts in each loan category that are contractually due after March 31, 2021 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2021
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$90,307	$15,225	$105,532
Multifamily	15,862	61,339	77,201
Commercial real estate	28,453	81,836	110,289
Business	13,623	54,547	68,170
Consumer	216	—	216
Total	$148,461	$212,947	$361,408

Asset Quality

General. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets.

The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multifamily real estate loans, the borrower's ability to pay typically is dependent on rental income, which can be impacted primarily by vacancies and general market conditions. For one-to-four family loans, a borrowers' ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower's ability to pay typically is dependent primarily on the success of the borrower's business. For all of the Bank's loans, a borrower's ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays. The COVID-19 pandemic has placed additional strains on the economy and collateral values of real estate. The Company has made provisions in its allowance for loans and lease reserves to mitigate any future charge-offs that may be needed.

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are typically placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2020, loans classified as TDR totaled $3.9 million, of which $1.7 million were classified as performing.

        The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2020	2019	2018	2017	2016
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,582	$4,488	$4,561	$3,899	$2,947
Multifamily	375	3,214	964	1,602	1,769
Commercial real estate	—	476	502	993	5,338
Business	2,797	2,051	635	1,922	3,896
Consumer	22	65	—	2	—
Total nonaccrual loans	6,776	10,294	6,662	8,418	13,950

Other non-performing assets (2)
Real estate owned	120	404	1,145	990	1,008
Loans held-for-sale	—	—	—	944	2,436
Total other non-performing assets	120	404	1,145	1,934	3,444
Total non-performing assets (3)	$6,896	$10,698	$7,807	$10,352	$17,394

Non-performing loans to total loans	1.58%	2.40%	1.39%	1.54%	2.37%
Non-performing assets to total assets	1.19%	1.90%	1.13%	1.50%	2.35%
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
(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $2.2 million at 2020, $3.2 million at 2019, $1.9 million at 2018, $2.5 million at 2017, and $2.2 million at 2016. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $1.7 million at 2020, $2.2 million at 2019, $3.8 million at 2018, $3.9 million at 2017, and 5.6 million at 2016.

At March 31, 2020, total non-performing assets decreased by $3.8 million, or 35.5%, to $6.9 million, compared to $10.7 million at March 31, 2019, as a result of a $3.5 million decrease in nonaccrual loans and a $0.3 million decrease in real estate owned, year over year. Nonaccrual loans at March 31, 2020 consisted of twelve one-to-four family loans, ten small business and SBA loans, two consumer loans, and one multifamily loan. The decrease in delinquent loans from the prior year is primarily due to a decrease in impaired one-four family, multifamily and commercial real estate loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2020 includes real estate owned assets consisting of two properties foreclosed upon. At March 31, 2020, Carver had 8 loans secured by one-to-four family residential real estate properties in the process of foreclosure with a total outstanding balance of $3.0 million.

Although we believe that substantially all risk elements at March 31, 2020 have been disclosed, it is possible that for a variety of reasons, including economic conditions and the conditions related to COVID-19, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The Board has designated the Management Credit Review Committee for management to perform a review on a quarterly basis of the Bank's asset quality, determine and properly identify and monitor credit risk in the loan portfolio and determine that the Bank's allowance for loan and lease losses is proper and appropriate and submit their report to the Board for review. Carver Federal's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur.  Further, management reviews the ratio of allowances to total loans and recommends adjustments to the level of allowances accordingly. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans.  The Asset Liability and Interest Rate Risk Committees of the Board establish policy relating to internal classification of loans and also provides input to the Credit Review Committee in its review of classified assets.  In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses at and for the years ended March 31:

$ in thousands	2020	2019	2018	2017	2016
Balance at beginning of year	$4,646	$5,126	$5,060	$5,232	$4,428
Less Charge-offs:
One-to-four family	(12)	(151)	(96)	(106)	(389)
Multifamily	—	(164)	(104)	(338)	(340)
Business	(69)	(964)	(81)	—	(176)
Consumer and other	(102)	(19)	(33)	(85)	(517)
Total Charge-offs	$(183)	$(1,298)	$(314)	$(529)	$(1,422)
Add Recoveries:
One-to-four family	302	190	—	—	113
Multifamily	—	158	131	—	—
Commercial real estate	—	—	20	20	9
Business	160	705	87	304	578
Consumer and other	2	35	7	4	31
Total Recoveries	$464	$1,088	$245	$328	$731
Net loans charged off	281	(210)	(69)	(201)	(691)
Provision for (recovery of) losses	19	(270)	135	29	1,495
Balance at end of year	$4,946	$4,646	$5,126	$5,060	$5,232

Ratios:
Net (charge-off) recovery to average loans outstanding	0.07%	(0.05)%	(0.01)%	(0.04)%	(0.13)%
Allowance to total loans	1.15%	1.08%	1.07%	0.93%	0.89%
Allowance to non-performing loans	72.99%	45.13%	76.94%	60.11%	37.51%

The following table allocates the allowance for loan losses by asset category at March 31:

	2020		2019		2018		2017		2016
$ in thousands	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL
One-to-four family	$1,055	21.3%	$1,274	27.4%	$1,210	23.6%	$1,663	32.9%	$1,697	32.4%
Multifamily	1,011	20.5%	885	19.0%	1,819	35.5%	1,213	24.0%	622	11.9%
Commercial real estate	812	16.4%	766	16.5%	1,052	20.5%	1,496	29.6%	1,808	34.6%
Construction	—	0.0%	—	0.0%	—	—%	106	2.1%	62	1.2%
Business	1,567	31.7%	1,330	28.6%	1,003	19.6%	573	11.3%	1,022	19.5%
Consumer and other	212	4.3%	154	3.3%	18	0.4%	9	0.2%	21	0.4%
Unallocated	289	5.8%	237	5.1%	24	0.5%	—	0.0%	—	0.0%
Total Allowance	$4,946	100%	$4,646	100%	$5,126	100%	$5,060	100%	$5,232	100%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2020, the Bank had no securities classified as trading.  At March 31, 2020, $65.8 million, or 86.6% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $10.2 million, or 13.4%, were classified as held-to-maturity.

        The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2020, categorized by remaining period to contractual maturity:

	Due < 1 Year			Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$—	$—	—%	$1,509	$1,518	1.86%	$2,001	$2,069	2.81%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	508	518	1.50%	8,736	9,021	2.42%
Federal National Mortgage Association	—	—	—%	2,110	2,161	1.72%	969	982	1.61%	18,415	19,024	2.49%
Total mortgage-backed securities	—	—	—%	2,110	2,161	1.73%	2,986	3,018	1.72%	29,152	30,114	2.49%
U.S. Government Agency Securities	2,001	2,002	1.56%	1,604	1,611	1.79%	7,226	7,175	2.64%	15,786	15,693	2.41%
Corporate Bonds	1,004	996	1.71%	3,028	3,059	2.47%	—	—	—%	—	—	—%
Total available-for-sale	$3,005	$2,998	1.61%	$6,742	$6,831	2.07%	$10,212	$10,193	2.37%	$44,938	$45,807	2.47%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	—	—	—%	$340	$355	3.50%	$—	$—	—%	$632	$693	4.16%
Federal National Mortgage Association	—	—	—%	4,439	4,612	2.39%	2,537	2,685	2.40%	1,203	1,224	1.86%
Total held-to-maturity mortgage-backed securities	—	—	—%	4,779	4,967	2.47%	2,537	2,685	2.40%	1,835	1,917	2.65%
Corporate Bonds	—	—	—%	—	—	—%	1,000	995	5.75%	—	—	—%
Total held-to-maturity	$—	$—	—%	$4,779	$4,967	2.47%	$3,537	$3,680	3.35%	$1,835	$1,917	2.65%

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

Mortgage-backed securities constituted 7.7% of total assets at March 31, 2020, compared to 9.3% at March 31, 2019. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA mortgage-backed securities, FHLMC participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2020, constituted $2.5 million, or 5.6%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at March 31, 2020.

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

Deposits.  Carver Federal attracts deposits from consumers, businesses, non-profit organizations and public entities through its seven branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 6 months to five years.  Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.  Carver Federal also offers Individual Retirement Accounts.  Carver Federal's policies are designed primarily to attract deposits from local residents and businesses through the Bank's branches.  Carver Federal also holds deposits from various governmental agencies or authorities and corporations.

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2020, Carver had a total of $81.9 million in brokered deposits, compared to $85.0 million as of March 31, 2019.

        As of March 31, 2020, the Bank has $40.2 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $48.3 million as of March 31, 2019. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

Deposit interest rates, maturities, service fees and withdrawal penalties on deposits are established based on the Bank's funds acquisition and liquidity requirements, the rates paid by the Bank's competitors, current market rates, the Bank's growth goals and applicable regulatory restrictions and requirements.  For additional information regarding the Bank's deposit accounts and the related weighted average interest rates paid, and amount and maturities of certificates of deposit in specified weighted average interest rate categories, refer to Note 8 of the Notes to Consolidated Financial Statements, “Deposits.”

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

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR, with a rate of 3.9% at March 31, 2020. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval.

        Carver relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders, to engage in share repurchase programs and to pay principal and interest on its trust preferred debt obligation. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Formal Agreement defined directly below, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended its regular quarterly cash dividend to the Company. There are no assurances that dividend payments to Carver will resume.

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

        Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and are consistent with Carver Federal's risk profile. At March 31, 2020, Carver Federal exceeded the capital regulatory requirements and its Individual Minimum Capital Requirements with a common equity Tier 1 ratio of 15.23%, Tier 1 leverage ratio of 11.25%, total risk-based capital ratio of 16.48% and a Tier 1 risk-based capital ratio of 15.23%.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the OCC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Such institutions are also considered "well-capitalized" for prompt corrective action purposes.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

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

Other Supervision and Regulation

Activity Powers.  The Bank derives its lending and investment powers from the Home Owners' Loan Act (“HOLA”), as amended, and federal regulations.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets.  The Bank may also establish service corporations that may engage in certain activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  The Bank's authority to invest in certain types of loans or other investments is limited by federal law. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (certain loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2020, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $10.3 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2020, the Bank maintained approximately 96.0% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

In particular, the system focuses on three tests:

(1)a lending test, to evaluate the institution's record of making loans in its assessment areas;

(2)an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and

(3)a service test, to evaluate the institution's delivery of banking services through its branches, ATM centers and other offices.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits were $64 thousand and there was one related party loan totaling $70 thousand at March 31, 2020.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2020, Carver paid $209 thousand in regulatory assessments.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to achieve the 1.35% ratio by September 30, 2010. The Dodd-Frank Act required insured institutions with assets of $10 billion or more to fund the increase from 1.15% 5o 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. The FDIC has indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets are receiving credits for their portion of assessments that contributed to raising the reserve ratio from 1.15% to 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. For fiscal 2020, Carver paid $133 thousand in FDIC insurance.

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

Title III of the USA PATRIOT Act and the related federal regulations imposed the following requirements with respect to financial institutions:

•Establish a Board approved policy and perform a risk assessment of BSA, Anti-Money Laundering and OFAC;

•Designate a qualified BSA officer;

•Establish an effective training program;

•Establish anti-money laundering programs;

•Establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•Establish enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•Prohibit correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks

        In addition, bank regulators were directed to consider a holding company's effectiveness in combating money laundering when ruling on certain corporate applications.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the eleven regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2020 of $568 thousand.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $56 thousand and $42 thousand for fiscal years 2020 and 2019, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2020 was 5.9%.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily interest-bearing checking and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $16.9 million and $127.5 million (subject to adjustment annually by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustment annually by the FRB) is exempt from the reserve requirements. The Bank was in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Carver Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank. Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%, which eliminated reserve requirements for all depository institutions.

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

Restrictions Applicable to All Savings and Loan Holding Companies.  Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

(1)control (as defined under the Home Owners' Loan Act ("HOLA") of 1933, as amended), of another savings institution (or a holding company parent) without prior FRB approval;

(2)through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company), without prior FRB approval; or

(3)control of any depository institution not insured by the FDIC.

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

(1)in the case of certain emergency acquisitions approved by the FDIC;

(2)if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

(3)if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

In evaluating applications by holding companies to acquire savings associations, the FRB must consider issues such as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable within Tier 1 capital by bank holding companies within certain limits, are no longer includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to savings and loan holding companies. However, pursuant to subsequent legislation, the FRB extended the applicability of the “Small Bank Holding Company” exception of its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. Additional subsequent legislation directed the Federal Reserve Board to expand the applicability of the exception to holding companies up to $3.0 billion in consolidated assets; that change was effective in August 2018. As a result, holding companies with less than $3 billion of consolidated assets, such as the Company, are generally not subject to consolidated capital requirements unless otherwise advised by the FRB.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•Temporarily reducing the Community Bank Leverage Ratio (the “CBLR”) to 8%. This law also states that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR. This provision terminates on the earlier of December 31, 2020 or the date the President declares that the coronavirus emergency is terminated.

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.

•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multifamily borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act provides approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans will be 100% federally guaranteed (principal and interest) through December 31, 2020. An eligible business can apply for a Paycheck Protection Program (“PPP”) loan up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank currently file consolidated federal income tax returns, report their income for tax return purposes on the basis of a taxable year ending March 31, using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including in particular the Bank's tax reserve for bad debts. The bank has a subsidiary which files a REIT tax return which reports its income for tax purposes on the basis of a taxable year ending December 31st. The REIT does not join in the consolidated return and it pays tax on its undistributed taxable income. The REIT has and intends to continue to distribute its taxable income and therefore not pay tax at the REIT level. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

In December 2017, "The Tax Cuts and Jobs Act" was signed into law. At March 31, 2018, the Company made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate.  The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $0.3 million for alternative minimum tax credits which, under the new tax law, are refundable.  As of March 31, 2020, the amount of the AMT credits was $143 thousand, all of which will be refunded to the Company upon filing of the fiscal year 2020 federal tax return..
State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable net assets allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2020. In addition, New York State imposes a tax surcharge of 28.9% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2020, the New York State franchise tax rate computed on capital was 0.05%.

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

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2020, the New York City banking corporation tax rate computed on capital is 0.15%. On April 13, 2015, New York State legislation was signed changing the New York City tax law to conform to the New York State law that was adopted in 2014, with some minor differences.

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

ITEM 1A.RISK FACTORS.

The material risks that management believes affect the Company are described below. You should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known also may have a material adverse effect on the Company’s 9results of operations and financial condition.

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

In response to improving economic conditions, the FRB’s Open Market Committee had slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the target range of 2.25% - 2.50% that was in effect at March 31, 2019. However, as the result of the COVID-19 pandemic and the related adverse local and economic consequences, the target range was decreased to the range of 0.00% - 0.25% at March 31, 2020.

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

Uncertainty surrounding the elimination of LIBOR and the proposed transition to SOFR may adversely affect our business.

The U.S. dollar-denominated London Interbank Offered Rate ("LIBOR") is used to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products, making it a primary metric in the global banking system. The U.K. Financial Conduct Authority ("FCA") has determined that LIBOR should no longer be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR.

ARRC, comprised of a group of large domestic banks and regulators, has voted to use a benchmark, known as the Secured Overnight Financing Rate ("SOFR"). SOFR is based on short-term loans backed by Treasury securities, known as repurchase agreements or "repo" trades. ARRC has announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage adoption of SOFR. As of March 31, 2020, we have exposure to approximately $23.6 million of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR and the transition to SOFR will have any material impact on these instruments.

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $141.8 million, or 33.3% of our loan portfolio at March 31, 2020. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

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

In addition, the OCC periodically reviews the allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in the allowance for loan losses or loan charge-offs as required by the regulatory authorities would have a material adverse effect on the Company's financial condition and results of operations. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional impaired loans and leases and other factors, both within and outside of our control. Additions to the allowance could have a negative impact on our results of operations.

Failure to comply with the Formal Agreement could adversely affect our business, financial condition and operating results.

In May 2016, the Bank entered into a Formal Agreement with the OCC. The Formal Agreement required the Bank to reduce its concentration of commercial real estate and required that the Bank undertake several actions to improve compliance matters and overall profitability. Based on an updated report of examination, the Bank's CRE concentration was at appropriate levels and there were no issues surrounding any compliance matters. Failure to comply with the Formal Agreement could result in additional supervisory and enforcement actions against the Bank, its directors, or senior executive officers, including the issuance of a cease and desist order or the imposition of civil money penalties. The Bank's compliance efforts may have an adverse impact on its non-interest expense and net income.

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

        The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and the following minimum ratios:

(i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2020, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 11.25%, Common Equity Tier 1 capital ratio of 15.23%, Tier 1 risk-based capital ratio of 15.23%, and a total risk-based capital ratio of 16.48%.

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

        Debenture interest payments on the Carver Statutory Trust I capital securities have been deferred, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters through September 2021.

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

At March 31, 2020, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2022.  This standard, referred to as Current Expected Credit Loss (“CECL”) will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $22.6 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $22.6 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

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

The economic impact of the COVID-19 outbreak could adversely impact our financial condition and results of operations

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity, a related increase in unemployment and a significant decline in the value of the stock market, and in particular, bank stocks. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially and safely reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the Federal Reserve Board's target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•our cybersecurity risks are increased as a result of an increase in the number of employees working remotely;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

As a participating lender in the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), the Company and the Bank are subject to additional risks of litigation from the Bank's clients or other parties regarding the Bank's processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed to provide over $2.0 trillion in emergency economic relief to individuals and business impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP, which opened on April 3, 2020. Due to the short timeframe between the passing of the CARES Act and the beginning of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance. The Company may be exposed to the risk of litigation, from both clients and non-clients who approached the Bank requesting PPP loans, regarding its process and procedures used in processing applications for the PPP. Any such litigation filed against the Company or the Bank may be costly and result in significant financial liability or adversely affect the Company's reputation.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

        Not Applicable.

ITEM 2.PROPERTIES.

        The Bank currently conducts its business through one administrative office and seven branches (including the Harlem West 125th Street Main branch) and four separate ATM locations. During fiscal year 2018, the Bank entered into a sale and leaseback transaction of its Harlem headquarters location. The Bank leased a portion of the property to continue to maintain its Main Office branch at the same location, and the administrative offices were relocated to a nearby facility. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2020.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2021
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2021
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2024
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2022
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2023

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2023

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2024
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	3/2021
Brooklyn Navy Yard	141-07 Flushing Avenue	Brooklyn, NY	2019	Leased	10/2023

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028

ITEM 3.LEGAL PROCEEDINGS

        From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2020, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

ITEM 4.MINE SAFETY DISCLOSURES.

        Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's common stock was transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective December 2, 2011. The stock had been listed on the Nasdaq Global Market under the symbol “CARV” since July 10, 2008. At March 31, 2020, there were 3,699,505 shares of common stock outstanding, held by 570 stockholders of record.

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2020, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during fiscal 2020.  As a result of the Company's participation in the TARP CDCI, the Treasury's prior approval is required to make further repurchases. As discussed below, the Treasury converted its preferred stock into common stock, which the Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the Treasury is a common stockholder.

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

ITEM 6.SELECTED FINANCIAL DATA.

        The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2020	2019	2018	2017	2016
Selected Financial Condition Data:
Assets	$578,770	$563,713	$693,910	$687,861	$739,054
Loans held-for-sale	—	—	—	944	2,436
Total loans receivable, net	423,786	424,182	472,627	540,492	583,396
Investment securities	75,980	90,982	72,784	72,446	71,491
Cash and cash equivalents	47,540	31,228	134,558	58,686	63,188
Deposits	488,815	480,196	586,883	579,176	606,741
Advances from the FHLB-NY and other borrowed money	13,573	21,403	38,403	49,403	68,403
Equity	48,894	47,136	51,971	47,398	51,880
Number of deposit accounts	30,496	31,447	31,972	34,582	47,565
Number of branches	7	8	9	9	9

Operating Data:
Interest income	21,627	23,230	24,359	26,126	26,564
Interest expense	5,631	6,141	5,280	4,918	4,605
Net interest income before provision for (recovery of) loan losses	15,996	17,089	19,079	21,208	21,959
Provision for (recovery of) for loan losses	19	(270)	135	29	1,495
Net interest income after provision for (recovery of) loan losses	15,977	17,359	18,944	21,179	20,464
Non-interest income	3,739	4,649	14,359	4,618	6,014
Non-interest expense	25,139	27,944	27,982	28,531	28,117
(Loss) income before income tax (benefit) expense	(5,423)	(5,936)	5,321	(2,734)	(1,639)
Income tax (benefit) expense	—	—	(33)	119	128
Net (loss) income attributable to Carver Bancorp, Inc.	(5,423)	(5,936)	5,354	(2,853)	(1,767)
Basic (loss) earnings per common share	(1.47)	(1.60)	0.58	(0.77)	(0.48)
Diluted (loss) earnings per common share	(1.47)	(1.60)	0.58	(0.77)	(0.48)

Selected Statistical Data:
Return on average assets (1)	(0.95)%	(0.96)%	0.81%	(0.41)%	(0.25)%
Return on average stockholders' equity (2) (10)	(10.51)%	(12.93)%	11.17%	(5.88)%	(3.46)%
Return on average stockholders' equity, excluding AOCI (2) (10)	(10.52)%	(12.31)%	10.77%	(5.78)%	(3.39)%
Net interest margin (3)	2.95%	2.80%	2.94%	3.11%	3.17%
Average interest rate spread (4)	2.69%	2.57%	2.78%	2.97%	3.07%
Efficiency ratio (5) (10)	127.38%	128.55%	83.68%	110.47%	100.51%
Operating expense to average assets (6)	4.39%	4.51%	4.23%	4.09%	3.92%
Average stockholders' equity to average assets (7) (10)	9.00%	7.41%	7.24%	6.96%	7.11%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	9.00%	7.79%	7.51%	7.07%	7.27%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.19%	1.90%	1.13%	1.50%	2.35%
Non-performing loans to total loans receivable (9)	1.58%	2.40%	1.39%	1.54%	2.37%
Allowance for loan losses to total loans receivable	1.15%	1.08%	1.07%	0.93%	0.89%
(1)Net income (loss) divided by average total assets.
(2)Net income (loss) divided by average total stockholders' equity.
(3)Net interest income divided by average interest-earning assets.
(4)Combined weighted average interest rate earned less combined weighted average interest rate cost.
(5)Operating expense divided by sum of net interest income and non-interest income.
(6)Non-interest expense divided by average total assets.
(7)Average stockholders' equity divided by average assets for the period ended.
(8)Dividends paid to common stockholders as a percentage of net income available to common stockholders.
(9)Non-performing assets consist of nonaccrual loans, loans held-for-sale and real estate owned.
(10)See Non-GAAP Financial Measures disclosure below for comparable GAAP measures.

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

$ in thousands	2020	2019	2018	2017	2016
Average Stockholders' Equity
Average Stockholders' Equity	$51,609	$45,920	$47,943	$48,533	$51,024
Average AOCI	43	(2,315)	(1,779)	(802)	(1,162)
Average Stockholders' Equity, excluding AOCI	$51,566	$48,235	$49,722	$49,335	$52,186

Return on Average Stockholders' Equity	(10.51)%	(12.93)%	11.17%	(5.88)%	(3.46)%
Return on Average Stockholders' Equity, excluding AOCI	(10.52)%	(12.31)%	10.77%	(5.78)%	(3.39)%

Average Stockholders' Equity to Average Assets	9.00%	7.41%	7.24%	6.96%	7.11%
Average Stockholders' Equity, excluding AOCI, to Average Assets	9.00%	7.79%	7.51%	7.07%	7.27%

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

Carver ended fiscal 2020 with a net loss of $5.4 million, compared to net loss of $5.9 million for the prior year period. The change in our results of operations was primarily driven by decreases in non-interest expense. Tight control over discretionary expenses offset the year-to-date period declines in interest and non-interest income and in provisions versus recoveries regarding the allowance for loan losses. The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Carver continues to focus on diversifying its loan portfolio with C&I lending to local small businesses and strives to generate new loan production and to purchase loans at suitable prices.

On March 11, 2020, the World Health Organization declared a pandemic related to the global spread of COVID-19, the disease caused by a novel strain of coronavirus. The COVID-19 pandemic has adversely affected global, national and local economies, resulting in significant volatility and disruption in banking and other financial activity in the areas in which we operate. In response to the pandemic, Governor Andrew Cuomo issued the "New York State on PAUSE" executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide effective March 22, 2020. As banking was designated an essential business by New York State, the Company has remained open during this time. The Company was proactive during the early stages of the crisis and immediately enacted our Business Continuity Plan and pandemic preparedness procedures. The Company implemented additional safety measures to ensure the health of its employees and customers at our open retail branch locations and most of our Corporate office employees shifted to a remote working environment. On March 27, 2020, the CARES Act was signed to provide emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 and the extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and the impact on customers, employees and vendors, all of which are uncertain and cannot be determined at this time. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

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
•Multifamily
•Commercial Real Estate
•Business Loans
•Consumer (including Overdraft Accounts)

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s loss emergence period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all pools.  In some pools, such as in its Commercial Real Estate, Multifamily and Business pools, the Bank demonstrates a LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus

On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by COVID-19. The statement provided that agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”). The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The statement further provided that working with borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

The statement indicated that the agencies’ examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk rate credits that are affected by COVID-19, including those considered TDRs.

In addition, the statement noted that efforts to work with borrowers of one-to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried on nonaccrual status, will not result in the loans being considered restructured or modified for the purposes of their risk-based capital rules. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at March 31, 2020.

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

On June 29, 2011, the Company raised $55 million of equity, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand. A valuation allowance for net deferred tax asset of $22.6 million has been recorded. The valuation allowance was initially recorded during fiscal 2011, and has remained through March 31, 2020, as management concluded and continues to conclude that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits recorded as a deferred tax asset was $0 at March 31, 2020, and $170 thousand at March 31, 2019.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, Carver Federal had a positive one-year gap equal to 13.93% of total rate sensitive assets at March 31, 2020.  As a result, Carver Federal's net interest income may be positively affected by rising interest rates and may be negatively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of Carver Federal as of March 31, 2020.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Bank's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing	Total
Rate Sensitive Assets:
Loans	$59,404	$101,779	$131,798	$66,900	$47,356	$17,384	$—	$424,621
Short-term investments	42,287	—	—	—	—	—	—	42,287
Long-term investments	5,832	14,387	24,704	14,252	9,619	3,988	—	72,782
Other assets	—	—	—	—	—	—	39,080	39,080
Total assets	$107,523	$116,166	$156,502	$81,152	$56,975	$21,372	$39,080	$578,770

Rate Sensitive Liabilities:
Interest-bearing non-maturity deposits	$2,293	$6,774	$17,308	$16,260	$36,478	$217,851	$57,489	$354,453
Term deposits	38,450	100,994	45,146	9,836	39	—	—	194,465
Borrowings	—	—	—	—	—	13,403	—	13,403
Other liabilities	—	—	—	—	—	—	(32,445)	(32,445)
Equity	—	—	—	—	—	—	48,894	48,894
Total liabilities and equity	$40,743	$107,768	$62,454	$26,096	$36,517	$231,254	$73,938	$578,770

Interest sensitivity gap	$66,780	$8,398	$94,048	$55,056	$20,458	$(209,882)	$(34,858)	$—

Cumulative interest sensitivity gap	$66,780	$75,178	$169,226	$224,282	$244,740	$34,858	$—	$—

Ratio of cumulative gap to total rate sensitive assets	12.37%	13.93%	31.36%	41.56%	45.35%	6.46%	—	—

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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. At March 31, 2020, the Company did not report any holdings in financial derivative contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2020, is an analysis of the Bank's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +400/-200 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position. The information set forth below relates solely to the Bank. However, because virtually all of the Company's interest rate risk exposure lies at the Bank level, management believes the table below also similarly reflects an analysis of the Company's interest rate risk.

$ in thousands	Economic Value of Equity
Change in Rate	$ Amount	$ Change	% Change
+400 bps	82,000	47,000	134.3%
+300 bps	77,000	42,000	120.0%
+200 bps	69,000	34,000	97.1%
+100 bps	55,000	20,000	57.1%
0 bps	35,000
-100 bps	7,000	(28,000)	(80.0)%
-200 bps	(29,000)	(64,000)	(182.9)%

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2020, 2019, and 2018.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2020			2019			2018
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$423,454	$18,959	4.48%	$442,218	$19,470	4.40%	$514,938	$21,917	4.26%
Mortgage-backed securities	49,407	1,230	2.49%	52,002	1,265	2.43%	46,412	970	2.09%
Investment securities	37,717	868	2.30%	51,505	1,252	2.43%	26,338	680	2.58%
Other investments	32,364	570	1.76%	63,555	1,243	1.96%	62,330	792	1.27%
Total interest-earning assets	542,942	21,627	3.99%	609,280	23,230	3.81%	650,018	24,359	3.75%
Non-interest-earning assets	30,207			10,135			11,918
Total assets	$573,149			$619,415			$661,936

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$23,765	$29	0.12%	$25,159	$30	0.12%	$26,158	$19	0.07%
Savings and clubs	97,453	256	0.26%	100,838	265	0.26%	101,415	249	0.25%
Money market	100,796	533	0.53%	98,061	466	0.48%	111,674	540	0.48%
Certificates of deposit	188,285	3,799	2.02%	250,260	4,427	1.77%	263,436	3,256	1.24%
Mortgagors deposits	2,219	23	1.04%	2,142	44	2.05%	2,323	42	1.81%
Total deposits	412,518	4,640	1.12%	476,460	5,232	1.10%	505,006	4,106	0.81%
Borrowed money	21,600	991	4.59%	17,521	909	5.19%	39,973	1,174	2.94%
Total interest-bearing liabilities	434,118	5,631	1.30%	493,981	6,141	1.24%	544,979	5,280	0.97%
Non-interest-bearing liabilities:
Demand deposits	58,548			59,525			57,883
Other liabilities	28,874			19,989			11,131
Total liabilities	521,540			573,495			613,993
Stockholders' equity	51,609			45,920			47,943
Total liabilities & equity	$573,149			$619,415			$661,936
Net interest income		$15,996			$17,089			$19,079

Average interest rate spread			2.69%			2.57%			2.78%

Net interest margin			2.95%			2.80%			2.94%

Ratio of average interest-earning assets to interest-bearing liabilities			125.07%			123.34%			119.27%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected Carver Federal's interest income and expense during the fiscal years ended March 31, 2020, 2019, and 2018 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2020 vs. 2019 Increase (Decrease) due to			2019 vs. 2018 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$(827)	$316	$(511)	$(3,096)	$649	$(2,447)
Mortgage-backed securities	(63)	28	(35)	117	178	295
Investment securities	(335)	(49)	(384)	650	(78)	572
Other investments	(611)	(62)	(673)	16	435	451
Total interest-earning assets	(1,836)	233	(1,603)	(2,313)	1,184	(1,129)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	(1)	—	(1)	(1)	12	11
Savings and clubs	(9)	—	(9)	(1)	17	16
Money market savings	13	54	67	(74)	—	(74)
Certificates of deposit	(1,096)	468	(628)	(163)	1,334	1,171
Mortgagors deposits	2	(23)	(21)	(3)	5	2
Total deposits	(1,091)	499	(592)	(242)	1,368	1,126
Borrowed money	211	(129)	82	(659)	394	(265)
Total interest-bearing liabilities	(880)	370	(510)	(901)	1,762	861

Net change in net interest income	$(956)	$(137)	$(1,093)	$(1,412)	$(578)	$(1,990)

Comparison of Financial Condition at March 31, 2020 and 2019

Assets

At March 31, 2020, total assets were $578.8 million, reflecting an increase of $15.1 million, or 2.7%, from total assets of $563.7 million at March 31, 2019. The increase is primarily attributable to the adoption of Accounting Standards Codification Topic 842, Leases, (Topic 842) a new accounting standard which requires lessees to establish a right-of-use ("ROU") asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For the Company, this primarily applied to property leases and a ROU asset totaling $20 million was established on April 1, 2019. In addition, an increase in cash and cash equivalents of $16.3 million was offset by a $15.0 million decrease in the investment portfolio.

Total cash and cash equivalents increased $16.3 million, or 52.2%, from $31.2 million at March 31, 2019 to $47.5 million at March 31, 2020, primarily due to a net decrease of $15.0 million in the investment portfolio. An $8.6 million increase in total deposits enabled the Company to repay $7.8 million of FHLB short-term advances during the fiscal year.

        Total investment securities decreased $15.0 million, or 16.5%, to $76.0 million at March 31, 2020, compared to $91.0 million at March 31, 2019 due to scheduled principal payments received, accelerated repayments on one SBA mortgage-backed security and the maturity of a $1.0 million corporate bond.

        Gross portfolio loans remained relatively flat decreasing $0.1 million to $428.7 million at March 31, 2020, compared to $428.8 million at March 31, 2019, primarily due to attrition and payoffs of non-owner occupied commercial real estate mortgage loans. The purchase of several pools of residential, multifamily and commercial loans, and growth in commercial mortgage and business loans through organic loan originations were instrumental in mitigating the decline in the portfolio. The Bank has achieved its goal of maintaining a concentration level of commercial real estate loans commensurate with its risk profile.

Liabilities and Equity

Liabilities

        Total liabilities increased $13.3 million, or 2.6%, to $529.9 million at March 31, 2020, compared to $516.6 million at March 31, 2019, primarily due to the initial recognition of the $20 million operating lease liabilities as a result of the adoption of Topic 842. An increase in the Bank's total deposits was partially offset by a decrease in borrowed funds.

        Deposits increased $8.6 million, or 1.8%, to $488.8 million at March 31, 2020, compared to $480.2 million at March 31, 2019, due primarily to an increase in money market accounts. This increase was offset by declines in brokered certificate of deposit accounts. The Company did not actively pursue the retention of certain non-relationship deposits as it has been seeking to reduce its overall level of above market rate brokered deposits.

        Advances from the FHLB-NY and other borrowed money decreased $7.8 million, or 36.4%, to $13.6 million at March 31, 2020, compared to $21.4 million at March 31, 2019 as the Bank repaid FHLB short-term borrowings during the fiscal year.

Other liabilities decreased $5.7 million, or 38.0% to $9.3 million at March 31, 2020, compared to $15.0 million at March 31, 2019, due primarily to the $5.3 million recognition of the deferred gain on sale/leaseback of buildings as a cumulative effect adjustment to equity as a result of the adoption of Topic 842.

Equity

Total equity increased $1.8 million, or 3.8%, to $48.9 million at March 31, 2020, compared to $47.1 million at March 31, 2019. The increase was primarily due to the recognition of the $5.3 million deferred gain on sale/leaseback of buildings, as discussed above. In addition, a decrease of $1.8 million in unrealized losses on securities available-for-sale was offset by a net loss of $5.4 million for the fiscal year.

Comparison of Operating Results for the Years Ended March 31, 2020 and 2019

Net Loss

        The Company reported a net loss of $5.4 million for fiscal year 2020, compared to net loss of $5.9 million for the prior year period. The change in our results was primarily driven by lower non-interest expense, offset by a decrease in net interest income and non-interest income in the current period compared to the prior year.

Net Interest Income

        Net interest income decreased $1.1 million, or 6.4%, to $16.0 million for fiscal year 2020, compared to $17.1 million for the prior year period. The decrease was due to a $1.6 million decrease in interest income, partially offset by a $0.5 million decrease in interest expense for the period.

        Interest income decreased $1.6 million, or 6.9%, to $21.6 million, compared to $23.2 million for the prior year period. Interest income on money market investments decreased $0.6 million, or 50.0%, primarily due to a decline in the average balance of the Bank's interest-bearing account at the Federal Reserve Bank. Interest income on loans decreased $0.5 million, or 2.6%, comprised of a decrease of $0.8 million due to a $18.8 million decrease in average balances in the current period, which was partially offset by a current period increase of $0.3 million due to an 8 basis-point improvement in the overall yield. The decrease in the average loans outstanding is a result of the Bank's focused efforts to reduce the concentration level of commercial real estate loans during the prior fiscal years.

        Interest expense decreased $0.5 million, or 8.2%, to $5.6 million compared to $6.1 million for the prior year period. Interest expense on deposits decreased $0.6 million, or 11.5%, primarily due to a $62.0 million decrease in the average balances of certificates of deposit. This decrease was partially offset by higher rates on certificates of deposits. Interest expense on borrowings increased $0.1 million, or 11.1%, from the prior fiscal year due to an increase in average borrowings during the current year-to-date period, partially offset by a 60 basis points decrease in the cost to borrow.

Provision for Loan Losses

        The Bank recorded a $19 thousand provision of loan losses for fiscal year 2020 (which was primarily related to overdraft deposit charge-offs), compared to a $270 thousand recovery for loan losses for the prior year period. For the year ended March 31, 2020, net recoveries of $281 thousand were recognized, compared to net charge-offs of $210 thousand in the prior year period. The recoveries were offset by an increase in the pool reserves as economic and collateral qualitative factors were adjusted to account for any potential negative impacts of COVID-19. At March 31, 2020, nonaccrual loans totaled $6.8 million, or 1.2% of total assets, compared to $10.3 million, or 1.8% of total assets at March 31, 2019. The ALLL was $4.9 million at March 31, 2020, which represents a ratio of the ALLL to nonaccrual loans of 73.0%, compared to 45.1% at March 31, 2019. The ratio of the allowance for loan losses to total loans receivable was 1.15% at March 31, 2020, compared to 1.08% at March 31, 2019.

Non-interest Income

        Non-interest income for the twelve months ended March 31, 2020 decreased $0.9 million, or 19.6%, to $3.7 million compared to $4.6 million in the prior year period. Non-interest income in the prior period included gain on sale of building of $0.6 million. The total deferred gain on sale/leaseback of buildings was recognized as a cumulative effect adjustment to equity effective April 1, 2019 in accordance with the transition to Topic 842. In addition, other non-interest income decreased from the prior year due to the completion of NMTC projects.

Non-interest Expense

        Non-interest expense for the twelve months ended March 31, 2020 decreased $2.8 million, or 10.0%, to $25.1 million compared to $27.9 million for the the prior year period. Operating efficiencies and improvement in the control environment and in the regulatory infrastructure created year-over-year savings in the bank's regulatory assessment, audit expense and various others. FDIC premiums were significantly lower in the current fiscal year, decreasing $0.5 million, or 83.3%, as a result of the Bank's commitment to improve its regulatory position. The Bank was eligible for the FDIC small bank assessment credit that was applied beginning the second quarter of the current fiscal year In addition, a vendor management initiative resulted in senior management canceling or renegotiating a number of long-standing contracts at a significant savings to the Company. Outsourced service fees declined as Company personnel became knowledgeable in and assumed responsibility for various processes formerly performed by external vendors. Employee compensation and benefits expense decreased $0.8 million due to a strategic reduction in force. These decreases were partially offset by higher net equipment expense as the Company upgraded banking equipment, and occupancy costs related to the relocation of the Company's administrative offices during the prior fiscal year.

Income Taxes

        The Company did not have any federal, state and local income tax expense as of March 31, 2020 and 2019. State and local capital tax expenses of $0.2 million and $0.1 million for fiscal years 2020 and 2019, respectively, were included in other non-interest expense on the statements of operations.

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

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $7.8 million during fiscal year 2020 due to the repayment of FHLB short-term borrowings. In addition, the Bank entered into $0.2 million finance leases during the period. The Bank had no advances outstanding from the FHLB-NY at March 31, 2020. At March 31, 2020, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $68.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2020 and 2019, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $47.5 million and $31.2 million, respectively.

The most significant potential liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Carver Federal is also at risk to deposit outflows due to a competitive interest rate environment.

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2020, total cash and cash equivalents increased $16.3 million to $47.5 million reflecting cash provided by investing activities of $15.7 million and cash provided by financing activities of $0.6 million, offset by cash used in operating activities of $0.0 million. Net cash provided by investing activities of $15.7 million was attributable to net loan principal repayments and investment paydowns. This was partially offset by $35.5 million in loan purchases during the fiscal year. Net cash provided by financing activities of $0.6 million resulted from net increases in deposits of $8.6 million, partially offset by a decrease of $8.0 million in FHLB-NY advances and other borrowings due to the repayment of FHLB short-term advances during the period.

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

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During the periods from fiscal 2012 through 2015, 20 loans that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At March 31, 2020 the Bank continues to service 111 loans with a principal balance of $17.8 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $226 thousand as of March 31, 2020. The table below summarizes changes in our representation and warranty reserves in fiscal 2020:

$ in thousands	March 31, 2020
Representation and warranty repurchase reserve, as of March 31, 2019 (1)	$226
Net adjustment to reserve for repurchase losses (2)	—
Representation and warranty repurchase reserve, as of March 31, 2020 (1)	$226
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.
        Additional information related to the representation and warranty reserve, including factors that may impact the adequacy of the reserves and the ultimate amount of losses incurred is found in “Note 15 Commitments and Contingencies.”

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases.  See Note 15 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2020.

The Bank has contractual obligations at March 31, 2020 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt obligations:
Other borrowings	170	67	95	8	—
Guaranteed preferred beneficial interest in junior subordinated debentures	15,952	—	—	—	15,952
Total debt obligations	16,122	67	95	8	15,952
Operating lease obligations:
Lease obligations for rental properties	20,528	2,700	5,062	4,853	7,913
Total contractual obligations	$36,650	$2,767	$5,157	$4,861	$23,865

Variable Interest Entities ("VIEs")

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities.

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

CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. As of March 31, 2020, all three allocation awards have been fully utilized in qualifying projects.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I(1)	$—	$—	$13,400	$13,400	$15,549	$400	$—	$—	$15,949
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,060	11,060	—	1	—	4,191	4,192
Total	$1,100	$24,000	$24,460	$24,460	$15,549	$401	$—	$9,360	$25,310
* Entity exited the NMTC project during fiscal year 2018 and remains on the above table pending final dissolution.
1 Carver Statutory Trust debt investment includes deferred interest of $2.5 million.

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

 At March 31, 2020, the Bank had a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 15.23%, 11.25%, 15.23% and 16.48%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See discussion of Market Risk-Interest Rate Sensitivity Analysis in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Carver Bancorp, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial condition of Carver Bancorp, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 6 to the consolidated financial statements, effective on April 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

New York, New York
August 6, 2020

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2020	March 31, 2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,280	$30,719
Money market investments	260	509
Total cash and cash equivalents	47,540	31,228
Investment securities:
Available-for-sale, at fair value	65,829	79,845
Held-to-maturity, at amortized cost (fair value of $10,564 and $11,107 at March 31, 2020 and March 31, 2019, respectively)	10,151	11,137
Total investment securities	75,980	90,982

Loans receivable:
Real estate mortgage loans	339,825	328,104
Commercial business loans	85,659	96,661
Consumer loans	3,248	4,063
Loans, net of deferred fees and costs	428,732	428,828
Allowance for loan losses	(4,946)	(4,646)
Total loans receivable, net	423,786	424,182
Premises and equipment, net	5,377	5,056
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	568	926
Accrued interest receivable	2,052	2,019
Right-of-use assets	17,614	—
Other assets	5,853	9,320
Total assets	$578,770	$563,713

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$57,489	$60,201
Interest-bearing deposits
Interest-bearing checking	24,016	23,473
Savings	97,812	99,310
Money market	112,634	94,376
Certificates of deposit	194,287	200,607
Escrow	2,577	2,229
Total interest-bearing deposits	431,326	419,995
Total deposits	488,815	480,196
Advances from the FHLB-NY and other borrowed money	13,573	21,403
Operating lease liability	18,153	—
Other liabilities	9,335	14,978
Total liabilities	529,876	516,577
EQUITY
Preferred stock (par value $0.01 per share: 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding)	45,118	45,118
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 3,701,449 and 3,700,728 issued; 3,699,505 and 3,698,784 shares outstanding at March 31, 2020 and 2019, respectively)	61	61
Additional paid-in capital	55,476	55,514
Accumulated deficit	(52,285)	(52,201)
Treasury stock, at cost (1,944 shares)	(408)	(417)
Accumulated other comprehensive income (loss)	932	(939)
Total equity	48,894	47,136
Total liabilities and equity	$578,770	$563,713

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2020	2019
Interest income:
Loans	$18,959	$19,470
Mortgage-backed securities	1,230	1,265
Investment securities	868	1,252
Money market investments	570	1,243
Total interest income	21,627	23,230

Interest expense:
Deposits	4,640	5,232
Advances and other borrowed money	991	909
Total interest expense	5,631	6,141
Net interest income	15,996	17,089
Provision for (recovery of) for loan losses	19	(270)
Net interest income after provision for (recovery of) loan losses	15,977	17,359

Non-interest income:
Depository fees and charges	3,147	3,337
Loan fees and service charges	342	341
Loss on sale of securities, net	—	(16)
Gain on sale of loans, net	66	29
Gain on sale of building	—	616
Other	184	342
Total non-interest income	3,739	4,649

Non-interest expense:
Employee compensation and benefits	11,372	12,248
Net occupancy expense	4,529	4,255
Equipment, net	1,502	1,215
Data processing	1,753	1,774
Consulting fees	244	416
Federal deposit insurance premiums	133	638
Other	5,606	7,398
Total non-interest expense	25,139	27,944

Loss before income tax expense	(5,423)	(5,936)
Income tax expense	—	—
Net loss	$(5,423)	$(5,936)

Loss per common share:
Basic	$(1.47)	$(1.60)
Diluted	$(1.47)	$(1.60)
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended March 31,
$ in thousands	2020	2019
Net loss	$(5,423)	$(5,936)
Other comprehensive income, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0	1,871	1,050
Less: Reclassification adjustment for realized loss on sales of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	—	16
Total other comprehensive income, net of tax	1,871	1,066
Total comprehensive loss, net of tax	$(3,552)	$(4,870)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2018	45,118	61	55,479	(45,544)	(417)	(2,726)	51,971
Net loss	—	—	—	(5,936)	—	—	(5,936)
Other comprehensive income, net of tax	—	—	—	—	—	1,066	1,066
ASU reclassification (adoption of ASU 2016-01)	—	—	—	(721)	—	721	—
Stock based compensation expense	—	—	35	—	—	—	35
Balance—March 31, 2019	45,118	61	55,514	(52,201)	(417)	(939)	47,136
Net loss	—	—	—	(5,423)	—	—	(5,423)
Other comprehensive income, net of tax	—	—	—	—	—	1,871	1,871
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	5,339	—	—	5,339
Treasury stock activity	—	—	9	—	—	—	9
Stock based compensation expense	—	—	(47)	—	9	—	(38)
Balance—March 31, 2020	$45,118	$61	$55,476	$(52,285)	$(408)	$932	$48,894

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,423)	$(5,936)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) loan losses	19	(270)
Stock based compensation expense	(38)	35
Depreciation and amortization expense	965	793
Gain on sale of real estate owned, net of market value adjustment	(208)	(209)
Loss on securities sales and redemption of equity investment, net	—	43
Gain on sale of loans, net	(66)	(29)
Gain on sale of building	—	(616)
Amortization and accretion of loan premiums and discounts and deferred charges	501	532
Amortization and accretion of premiums and discounts - securities	989	558
(Increase) decrease in accrued interest receivable	(33)	4
Decrease (increase) in other assets	3,397	(1,995)
Decrease in other liabilities	(134)	(1,675)
Net cash used in operating activities	(31)	(8,765)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(58,129)
Proceeds from sales of investments: Available-for-sale	—	20,487
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	14,937	9,308
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	949	898
Repayments and maturities, net of originations of loans held-for-investment	34,391	46,079
Proceeds from redemption of equity investment	—	9,179
Loans purchased from third parties	(35,496)	—
Proceeds on sale of loans	1,360	1,766
Redemption of FHLB-NY stock	358	842
Purchase of premises and equipment	(1,286)	(2,880)
Proceeds from sale of real estate owned	511	1,572
Net cash provided by investing activities	15,724	29,122
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,619	(106,687)
Net decrease in FHLB-NY advances and other borrowings	(8,000)	(17,000)
Net cash provided by (used in) financing activities	619	(123,687)
Net increase (decrease) in cash and cash equivalents	16,312	(103,330)
Cash and cash equivalents at beginning of period	31,228	134,558
Cash and cash equivalents at end of period	$47,540	$31,228

Supplemental cash flow information:
Noncash financing and investing activities
Transfer to real estate owned from loans held-for-investment	$—	$346
Recognition of right-of-use asset	19,951	—
Recognition of operating lease liability	20,335	—
Recognition of finance lease asset	216	—
Recognition of finance lease liability	206	—

Cash paid for:
Interest	$4,867	$5,296
Income taxes	53	123

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 3.89% and the total amount of deferred interest was $2.5 million at March 31, 2020.

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

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Formal Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Formal Agreement, Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio.

NOTE 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. Following Financial Accounting Standards Board ("FASB") guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). There were no other-than-temporary impairment charges recorded during the fiscal year ended March 31, 2020.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Loans Held-for-Sale

        Loans are only transferred to held-for-sale classification upon the determination by Carver to sell a loan. Held-for-sale loans are carried at the lower of cost or fair value.  The initial charge-off, if any is required, will be taken upon the transfer to held-for-sale and absorbed through Carver's loan loss reserve.  Subsequent changes in fair value are recognized in earnings as a valuation allowance. The valuation methodology for loans held-for-sale varies based upon the circumstances.  Held-for-sale values may be based upon accepted offer amounts, appraised value of underlying mortgaged premises, prior loan loss experience of Carver in connection with recent loan sales for the loan type in question, and/or other acceptable valuation methods.

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

If the Bank determines that a loan is impaired, the Bank next determines the amount of the impairment.  The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter.  Generally the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off.  For all other loans, impairment is measured as described below in Allowance for Loan and Lease Losses.

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
•Multifamily
•Commercial Real Estate
•Business Loans
•Consumer (including Overdraft Accounts)

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s loss emergence period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all pools. In some pools, such as Commercial Real Estate, Multifamily and Business pools, the Bank demonstrates a LEP in excess of 12 months. The Bank also recognizes losses in accordance with regulatory charge-off criteria.

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

The following discussion describes the general risks associated with the Bank’s lending activities:

•One-to-four family - Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. These loans present a moderate level of risk due primarily to general economic conditions.

•Multifamily - Carver Federal originates and purchases recourse and non-recourse multifamily loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower.

•Commercial - Commercial real estate ("CRE") lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as CRE. In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

•Business - The Bank originates and purchases business and SBA loans primarily to businesses located in its primary market area and surrounding areas. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory. Business loans are also subject to increased risk from the effect of general economic conditions. SBA loans are guaranteed by the U.S. government based on the percentage of each individual program.

•Consumer - The majority of the Consumer portfolio are student loans to medical students enrolled in several Caribbean schools.

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

Troubled Debt Restructured Loans

TDRs are those loans whose terms have been modified because of deterioration in the financial condition of the borrower and a concession is made. Modifications could include extension of the terms of the loan, reduced interest rates, capitalization of interest and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full. For a collateral dependent loan, the Bank records an impairment charge when the current estimated fair value (less estimated costs of disposal) of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. For all other TDRs, the Bank records a specific valuation allowance reserve equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's recorded investment. TDR loans remain on nonaccrual status until they have performed in accordance with the restructured terms for a period of at least six months.

Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus

On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by COVID-19. The statement provided that agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”). The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The statement further provided that working with borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

The statement indicated that the agencies’ examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk rate credits that are affected by COVID-19, including those considered TDRs.

In addition, the statement noted that efforts to work with borrowers of one-to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried on nonaccrual status, will not result in the loans being considered restructured or modified for the purposes of their risk-based capital rules. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided emergency economic relief to combat the coronavirus (“COVID-19”) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.

•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multifamily borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

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

Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. FHLB stock does not have a readily determinable fair value and we do not consider these shares to be other-than-temporarily impaired at March 31, 2020. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $145 thousand and $180 thousand, respectively, at March 31, 2020 and 2019, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Servicing fee income of $44 thousand and $51 thousand, respectively, was recognized during the years ended March 31, 2020 and 2019, and is included in Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value at the date of acquisition less estimated selling costs. Any subsequent adjustments will be to the lower of cost or fair value. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred. As of March 31, 2020, the Bank held $120 thousand in foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of March 31, 2020 and 2019, we had residential loans with a carrying value of $3.0 million and $4.2 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Income Taxes

The Company records income taxes using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable (receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined not likely to be realized. This valuation allowance would subsequently be adjusted by a charge or credit to income tax expense as changes in facts and circumstances warrant.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Any interest expense or penalties would be recorded as interest expense.

Earnings (Loss) per Common Share

The Company has preferred stock series D shares which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods.

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

Stock Compensation Plans

The Company currently has multiple stock plans in place for employees and directors of the Company. The compensation cost related to share-based payment transactions is recognized in financial statements. Compensation cost for all stock awards is calculated and recognized over a defined vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

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

Recent Accounting Standards

Accounting Standards Recently Adopted

On April 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. Topic 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The adoption of Topic 606 did not have a material impact to the Company's consolidated financial statements. For the Company's revenue recognition policy on non-interest income, refer to Note 19 "Non-Interest Revenue and Expense."

On April 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments (1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) require public business entities to use an exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. On April 1, 2019, the Company adopted ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) to clarify certain aspects of the guidance issued in ASU 2016-01. Upon adoption, we recognized a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to accumulated deficit. The tax impact on this reclassification was not material and there was no net tax effect because of the full deferred tax asset valuation allowance. Additionally, all future unrealized gains and losses will be recognized in the Statements of Operations. See Note 3 "Investment Securities" for further information.

On April 1, 2019, the Company adopted ASC Topic 842, Leases (Topic 842). From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elected to apply the guidance as of the beginning of the period of adoption (April 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. Topic 842 also provides certain accounting policy elections for an entity’s ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components. Upon adoption, the Company recorded ROU assets and corresponding operating lease liabilities totaling $20.0 million. In addition, a $5.3 million cumulative effect adjustment to retained earnings was recorded to recognize the total deferred gain from the sale of buildings at the adoption date. As the implicit rate in each of the Company’s leases is not readily determinable, the Company is required to apply the Company’s incremental borrowing rate (“IBR”) to calculate the lease liability and ROU asset for its leasing arrangements. The Company has used the FHLB borrowing rate to calculate the IBR. The Company will also consider lease renewal options reasonably certain of exercise for purposes of determining the term of the underlying borrowing. The Company has considered various other factors, including, economic environment and determined that these factors do not currently impact the Company’s IBR calculation. The Company will continue to assess the appropriateness of the conclusions reached herein with respect to each of the factors discussed above and will determine the appropriate IBR for each new lease arrangement or modification, as required. See Note 6 “Leases” for further information.

On April 1, 2019, the Company adopted ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The adoption of the standard did not have a material impact on the Company's consolidated statements of financial condition and results of operations.

        On April 1, 2018, the Company adopted ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting," which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The adoption of the standard did not have a material impact on the Company's consolidated statements of financial condition and results of operations.

On April 1, 2019, the Company adopted ASU No. 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220)," which allows a reclassification for stranded tax effects from accumulated other comprehensive income to retained earnings, to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments addressed concerns regarding the guidance that requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting periods that include the enactment date. As the Company has provided a full valuation allowance against its net deferred tax assets, the change in tax rates resulted in a writedown of the deferred tax assets, which was offset by a reduction in the deferred tax valuation allowance.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Target Transition Relief," to provide transition relief by giving entities an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, which extended the CECL implementation date for smaller reporting companies, as defined by the SEC. The new effective date is for fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024), including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," to amend or clarify guidance regarding expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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

In December 2019, the FASB issued ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," as part of the FASB's simplification initiative to reduce complexity, while maintaining or improving the usefulness of information provided to users of financial statements. The amendments in this update simplify the accounting for income taxes and improve consistent application of GAAP by removing certain exceptions and clarifying and amending existing guidance for areas of Topic 740. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020 (for the Company, the fiscal year ending March 31, 2022), and interim periods within those fiscal years. ASU 2019-12 is not expected to have a material impact on the Company's financial statements.

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impacts of this ASU and has not yet determined whether LIBOR transition and this ASU will have a material impact on the Company's consolidated statements of financial condition and results of operations.

NOTE 3.INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

        Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2020, securities with fair value of $65.8 million, or 86.6%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $10.2 million, or 13.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2020 and March 31, 2019.

Equity securities primarily consist of the Bank's investment in a limited partnership Community Capital Fund. As a result of the adoption of ASU 2016-01 in April 2018, the Company determined that these investments fall under the provisions of ASU 2016-01, and accordingly, were transferred from available-for-sale and reclassified into equity securities on the Statement of Financial Condition. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Effective April 1, 2018, the Company recorded a cumulative effect adjustment of $721 thousand as a reclassification from accumulated other comprehensive loss to retained earnings. Additionally, all subsequent changes in fair value have been recognized in the Statements of Operations. Other investments totaled $874 thousand at March 31, 2020 and are included in Other Assets on the Statements of Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2020 and March 31, 2019:

	At March 31, 2020
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$3,510	$77	$—	$3,587
Federal Home Loan Mortgage Corporation	9,244	312	18	9,538
Federal National Mortgage Association	21,495	673	—	22,168
Total mortgage-backed securities	34,249	1,062	18	35,293
U.S. Government Agency Securities	26,616	20	155	26,481
Corporate Bonds	4,032	33	10	4,055
Total available-for-sale	$64,897	$1,115	$183	$65,829

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$972	$76	$—	$1,048
Federal National Mortgage Association	8,179	342	—	8,521
Total held-to-maturity mortgage-backed securities	9,151	418	—	9,569
Corporate Bonds	1,000	—	5	995
Total held-to-maturity	$10,151	$418	$5	$10,564

	At March 31, 2019
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$4,443	$25	$86	$4,382
Federal Home Loan Mortgage Corporation	11,104	69	148	11,025
Federal National Mortgage Association	27,094	131	617	26,608
Total mortgage-backed securities	42,641	225	851	42,015
U.S. Government Agency Securities	33,089	—	236	32,853
Corporate Bonds	5,054	—	77	4,977
Total available-for-sale	$80,784	$225	$1,164	$79,845

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$1,214	$40	$—	$1,254
Federal National Mortgage Association and Other	8,923	—	87	8,836
Total held-to-maturity mortgage-backed securities	10,137	40	87	10,090
Corporate Bonds	1,000	17	—	1,017
Total held-to-maturity	$11,137	$57	$87	$11,107

        There were no sales of available-for-sale securities and held-to-maturity securities for the year ended March 31, 2020. The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the year ended March 31, 2019.

$ in thousands	2019
Proceeds	$20,487
Gross gains	12
Gross losses	28

Carver maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) mortgage-backed securities and Federal Home Loan Mortgage Corporation (“FHLMC”) participation certificates. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank's investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank's ability to obtain reliable prices.

At March 31, 2020, the Bank pledged mortgage-backed and agency securities of $21.0 million as collateral for advances from the FHLB-NY.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2020 and March 31, 2019 for less than 12 months and 12 months or longer:

	At March 31, 2020
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$18	$619	$18	$619
U.S. Government Agency Securities	—	—	155	21,494	155	21,494
Corporate bonds	10	1,999	—	—	10	1,999
Total available-for-sale securities	$10	$1,999	$173	$22,113	$183	$24,112
Held-to-Maturity:
Corporate bonds	$5	$995	$—	$—	$5	$995
Total held-to-maturity securities	$5	$995	$—	$—	$5	$995

	At March 31, 2019
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$851	$26,787	$851	$26,787
U.S. Government Agency Securities	23	20,851	213	12,002	236	32,853
Corporate bonds	—	—	77	4,977	77	4,977
Total available-for-sale securities	$23	$20,851	$1,141	$43,766	$1,164	$64,617
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$87	$8,752	$87	$8,752
Total held-to-maturity securities	$—	$—	$87	$8,752	$87	$8,752

A total of seven securities had an unrealized loss at March 31, 2020, compared to 35 at March 31, 2019. U.S. government agency securities and corporate bonds represented 89.1% and 8.3%, respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2020. There were three U.S. government agency securities and one mortgage-backed security that had an unrealized loss position for more than 12 months at March 31, 2020. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and has the ability and intent to hold the securities until maturity or the valuation recovers.

The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at March 31, 2020.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2020, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$3,004	$2,998	1.61%
One through five years	4,632	4,670	2.24%
Five through ten years	7,226	7,175	2.64%
After ten years	15,786	15,693	2.41%
Mortgage-backed securities	34,249	35,293	2.38%
	$64,897	$65,829	2.37%
Held-to-maturity:
One through five years	$—	$—	—%
Five through ten years	1,000	995	5.75%
After ten years	—	—	—%
Mortgage-backed securities	9,151	9,569	2.49%
	$10,151	$10,564	2.81%

NOTE 4.LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses at March 31:

	March 31, 2020		March 31, 2019
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$105,532	24.8%	$108,363	25.5%
Multifamily	89,241	21.0%	86,177	20.2%
Commercial real estate	141,761	33.3%	130,812	30.7%
Business (1)	85,425	20.1%	96,430	22.7%
Consumer (2)	3,213	0.8%	4,023	0.9%
Total loans receivable	425,172	100.0%	425,805	100.0%

Unamortized premiums, deferred costs and fees, net	3,560		3,023

Allowance for loan losses	(4,946)		(4,646)
Total loans receivable, net	$423,786		$424,182
(1) Includes business overdrafts of $10 thousand and $79 thousand as of March 31, 2020 and 2019, respectively
(2) Includes consumer overdrafts of $15 thousand as of March 31, 2020 and 2019

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $18.3 million and $19.4 million at March 31, 2020 and 2019, respectively.

At March 31, 2020 the Bank pledged $60.4 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

        The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2020:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646
Charge-offs	(12)	—	—	(69)	(102)	—	(183)
Recoveries	302	—	—	160	2	—	464
Provision for (Recovery of) Loan Losses	(509)	126	46	146	158	52	19
Ending Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$899	$1,011	$812	$1,557	$212	$289	$4,780
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	156	—	—	10	—	—	166

Loan Receivables Ending Balance	$107,528	$89,887	$142,410	$85,659	$3,248	$—	$428,732
Ending Balance: collectively evaluated for impairment	102,902	89,512	142,410	82,210	3,248	—	420,282
Ending Balance: individually evaluated for impairment	4,626	375	—	3,449	—	—	8,450

        The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2019:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,210	$1,819	$1,052	$1,003	$18	$24	$5,126
Charge-offs	(151)	(164)	—	(964)	(19)	—	(1,298)
Recoveries	190	158	—	705	35	—	1,088
Provision for (Recovery of) Loan Losses	25	(928)	(286)	586	120	213	(270)
Ending Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,103	$885	$766	$1,312	$154	$237	$4,457
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	171	—	—	18	—	—	189

Loan Receivables Ending Balance	$109,926	$86,886	$131,292	$96,661	$4,063	$—	$428,828
Ending Balance: collectively evaluated for impairment	104,509	83,672	130,816	93,399	4,063	—	416,459
Ending Balance: individually evaluated for impairment	5,417	3,214	476	3,262	—	—	12,369

The following is a summary of nonaccrual loans at March 31, 2020 and 2019.

$ in thousands	March 31, 2020	March 31, 2019
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$3,582	$4,488
Multifamily	375	3,214
Commercial real estate	—	476
Business	2,797	2,051
Consumer	22	65
Total nonaccrual loans	$6,776	$10,294

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

At March 31, 2020, other non-performing assets totaled $120 thousand, which consisted of other real estate owned comprised of two foreclosed residential properties, compared to $404 thousand comprised of four residential properties at March 31, 2019. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2020 or March 31, 2019.

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

As of March 31, 2020, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$89,512	$141,793	$80,016
Special Mention	—	617	2,184
Substandard	375	—	3,459
Doubtful	—	—	—
Loss	—	—	—
Total	$89,887	$142,410	$85,659

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$103,946	$3,225
Non-Performing	3,582	23
Total	$107,528	$3,248

As of March 31, 2019, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$83,672	$128,319	$90,336
Special Mention	—	2,497	2,425
Substandard	3,214	476	3,900
Total	$86,886	$131,292	$96,661

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$106,531	$4,063
Non-Performing	3,395	—
Total	$109,926	$4,063

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2020.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,410	$—	$3,202	$4,612	$102,916	$107,528
Multifamily	490	—	—	490	89,397	89,887
Commercial real estate	6,621	—	—	6,621	135,789	142,410
Business	1,360	3	700	2,063	83,596	85,659
Consumer	103	1	23	127	3,121	3,248
Total	$9,984	$4	$3,925	$13,913	$414,819	$428,732

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2019.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,827	$—	$3,395	$5,222	$104,704	$109,926
Multifamily	2,580	—	2,118	4,698	82,188	86,886
Commercial real estate	121	—	—	121	131,171	131,292
Business	780	—	599	1,379	95,282	96,661
Consumer	87	53	65	205	3,858	4,063
Total	$5,395	$53	$6,177	$11,625	$417,203	$428,828

        At March 31, 2020 and 2019, there were no loans 90 or more days past due and accruing interest.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2020 and 2019. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. Interest income of $119 thousand and $122 thousand for fiscal years 2020 and 2019 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.

Impaired Loans by Class
	At March 31,
	2020			2019
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,819	$4,566	$—	$4,488	$5,643	$—
Multifamily	375	376	—	3,214	3,214	—
Commercial real estate	—	—	—	476	476	—
Business	2,797	2,917	—	1,974	2,017	—

With an allowance recorded:
One-to-four family	807	803	156	929	929	171
Business	652	652	10	1,288	1,288	18
Total	$8,450	$9,314	$166	$12,369	$13,567	$189

        The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2020 and 2019.

	For the years ended March 31,
	2020		2019
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$4,153	$65	$4,964	$96
Multifamily	1,795	48	2,089	42
Commercial real estate	238	—	1,007	16
Business	2,385	47	1,293	18

With an allowance recorded:
One-to-four family	868	—	997	—
Multifamily	—	—	371	—
Business	970	—	1,983	10
Total	$10,409	$160	$12,704	$182

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC Subtopic 310-40 and the related allowance under ASC Section 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the twelve months ended March 31, 2020. There were three loan modifications made during the twelve months ended March 31, 2019. The following table presents an analysis of the loan modifications that were classified as TDRs during the twelve month period ended March 31, 2019,

	Modifications to loans during the years ended March 31, 2019
$ in thousands	Number of loans	Pre-modification outstanding recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	3	$2,776	$2,776	6.51%	6.04%

        In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal years ended March 31, 2020 and 2019, there were no modified loans that defaulted with the last 12 months of modification. Total TDR loans at March 31, 2020 were $3.9 million, $2.2 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2019, total TDR loans were $5.4 million, of which $3.2 million were non-performing.

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

The aggregate amount of loans outstanding to related parties was $70 thousand at March 31, 2020 and $80 thousand at March 31, 2019. During fiscal year 2020, there were no advances and principal repayments totaled $10 thousand.

Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.PREMISES AND EQUIPMENT, NET

The details of premises and equipment as of March 31 are as follows:

$ in thousands	2020	2019
Leasehold improvements	$7,120	$7,394
Furniture, equipment, and other	14,212	13,169
	21,332	20,563
Less accumulated depreciation and amortization	(15,955)	(15,507)
Premises and equipment, net	$5,377	$5,056

Depreciation and amortization charged to operations for fiscal years 2020 and 2019 amounted to $965 thousand and $793 thousand, respectively.

During fiscal year 2016, Carver conducted a sale and leaseback transaction on its Crown Heights branch location with an unaffiliated third party as part of the Bank's ongoing facilities rationalization efforts. Carver did not finance the purchase and the gain was calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property was deferred from gain recognition to be amortized into income over the term of the lease. The deferred gain on the sale of the property was included in Other Liabilities on the Consolidated Statements of Financial Condition and totaled $468 thousand as of March 31, 2019.

During fiscal year 2018, Carver conducted a sale and leaseback transaction on its Harlem headquarters location with an unaffiliated third party. The Bank leased a portion of the property to continue to maintain its Main Office branch at the same location, and the administrative offices were relocated to a nearby facility. The Company recognized a $9.6 million gain on the sale and leaseback in the fourth quarter of fiscal year 2018. Carver did not finance the purchase and the gain was calculated utilizing the profit on sale in excess of the present value of the minimum lease payments in accordance with ASC 840. The remaining amount of profit on the sale of the property was deferred from gain recognition and was to be amortized into income over the term of the lease. The deferred gain on the sale of the property was included in Other Liabilities on the Consolidated Statements of Financial Condition and totaled $4.9 million as of March 31, 2019.

On April 1, 2019, the Company adopted Topic 842. As part of the adoption, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance related to sale and leaseback transactions at the adoption date. See Note 6 "Leases" for additional information.

NOTE 6.LEASES

On April 1, 2019, the Company adopted Topic 842 and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption. As of March 31, 2020, operating ROU lease assets and related lease liabilities totaled $17.6 million and $18.2 million, respectively.

        As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

        As of March 31, 2020, the Company had $182 thousand and $170 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

        The following tables present information about the Company's leases and the related lease costs as of and for the year ended March 31, 2020:

March 31, 2020
Weighted-average remaining lease term
Operating leases	7.8 years
Finance lease	2.8 years

Weighted-average discount rate
Operating leases	3.00%
Finance lease	1.84%

$ in thousands	March 31, 2020
Operating lease expense	$2,925

Finance lease cost
Amortization of right-of use asset	34
Interest on lease liability	2

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	2,770
Finance lease	44

Maturities of lease liabilities at March 31, 2020 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2021	$2,700	$69
2022	2,600	69
2023	2,462	28
2024	2,535	8
2025	2,318	—
Thereafter	7,913	—
Total lease payments	20,528	174
Interest	(2,375)	(4)
Lease liability	$18,153	$170

Under the legacy GAAP as of March 31, 2019, the Company's minimum annual rental commitments under all non-cancelable leases with initial or remaining terms of more than one year are as follows:

$ in thousands
Year Ending March 31,
2020	$2,761
2021	2,686
2022	2,428
2023	2,290
2024	2,289
Thereafter	8,572
$21,026

NOTE 7.ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2020	2019
Loans receivable	$1,649	$1,529
Mortgage-backed securities	112	135
Investments and other interest-bearing assets	291	355
Total accrued interest receivable	$2,052	$2,019

NOTE 8.DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2020			2019
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$57,489	11.76%	—%	$60,201	12.54%	—%
Interest-bearing checking	24,016	4.91	0.12	23,473	4.89	0.12
Savings	97,812	20.01	0.26	99,310	20.68	0.26
Money market savings account	112,634	23.04	0.53	94,376	19.65	0.48
Certificates of deposit	194,287	39.75	2.03	200,607	41.78	1.78
Loan escrow deposits	2,577	0.53	1.04	2,229	0.46	2.09
Total	$488,815	100.00%	0.99%	$480,196	100.00%	0.91%

Scheduled maturities of certificates of deposit for the year ended March 31, 2020 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2021	$153,164
2022	16,955
2023	14,293
2024	5,349
2025	4,487
2026 and beyond	39
Total	$194,287

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2020 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2020 to June 30, 2020	$48,144
July 1, 2020 to September 30, 2020	11,834
October 1, 2020 to March 31, 2021	78,326
April 1, 2021 and beyond	27,631
Total	$165,935

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2020	2019
Interest-bearing checking	$29	$30
Savings and clubs	256	265
Money market savings	533	466
Certificates of deposit	3,799	4,427
Loan escrow deposits	23	44
Total interest expense	$4,640	$5,232

        The following table presents additional information about our year-end deposits:

$ in thousands	2020	2019
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$40,171	$48,274
Deposits from brokers	41,743	36,744
Certificates of deposit individually greater than $250,000	53,956	25,076
Deposits from certain directors, executive officers and their affiliates	64	5,029

NOTE 9.BORROWED MONEY

Federal Home Loan Bank Advances. FHLB-NY advances weighted average interest rates by remaining period to maturity at March 31 are as follows:

$ in thousands	2019
Maturing Year Ended March 31,	Weighted Average Rate	Amount
2020	2.66%	$8,000
	2.66%	$8,000

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $173.6 million at March 31, 2020. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. The Bank had no outstanding advances from the FHLB-NY at March 31, 2020. At March 31, 2020, the Bank's collateral included its investment in FHLB-NY capital stock totaling $568 thousand, and a blanket assignment of pledged qualifying mortgage loans of $60.4 million and mortgage-backed and investment securities with a market value of $21.0 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow $68.9 million from the FHLB-NY at March 31, 2020. Interest expense on FHLB advances was $176 thousand for the year ended March 31, 2020. At March 31, 2019, the accrued interest payable on FHLB advances was $2 thousand and the interest expense was $89 thousand.

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
The accrued interest payable on subordinated debt securities was $2.5 million and the interest expense was $815 thousand for the year ended March 31, 2020. The accrued interest payable on subordinated debt securities was $1.7 million and the interest expense was $820 thousand for the year ended March 31, 2019.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2020	2019
Amounts outstanding at the end of year:
FHLB advances	$—	$8,000
Subordinated debt securities	13,403	13,403

Rate paid at year end:
FHLB advances	—%	2.66%
Subordinated debt securities	3.89%	5.66%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$23,000	$25,000
Subordinated debt securities	$13,403	$13,403

Approximate average amounts outstanding for year:
FHLB advances	$8,115	$4,118
Subordinated debt securities	$13,403	$13,403

Approximate weighted average rate paid during year:
FHLB advances	2.15%	2.16%
Subordinated debt securities	6.08%	6.11%

NOTE 10.INCOME TAXES

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2020		2019
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(1,139)	21.0%	$(1,218)	21.0%
State and local income tax, net of Federal tax benefit	(719)	13.2	(28)	0.4
Impact of income tax rate changes	186	(3.4)	—	—
Change in valuation allowance	1,661	(30.6)	1,332	(23.0)
Other	11	(0.2)	(86)	1.6
Total income tax expense (benefit)	$—	—%	$—	—%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2020	2019
Deferred Tax Assets:
Allowance for loan losses	$1,689	$1,561
Nonaccrual loan interest	40	41
Deferred gain - sale leaseback transactions	—	1,803
Net operating loss carryforward	18,732	16,248
New markets tax credit	3,452	3,452
AMT credits	—	170
Depreciation	(5)	821
Unrealized (gain) loss on available-for-sale securities	(313)	1,092
Other	124	—
Total Deferred Tax Assets	23,719	25,188
Deferred Tax Liabilities:
Other	1,098	1,073
Total Deferred Tax Liabilities	1,098	1,073
Deferred Tax Assets, net	22,621	24,115
Valuation Allowance	(22,621)	(23,945)
Deferred Tax Assets, net of valuation allowance	$—	$170

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand, but has accumulated availability of $7.6 million as of March 31, 2020. The total cumulative availability over the carryover period (20 years) is $18.1 million. The Company has a net deferred tax asset (“DTA”) of approximately $22.6 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A valuation allowance for net deferred tax asset of $22.6 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has remained through March 31, 2020, as management concluded, and continues to conclude, that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. The Tax Cuts and Jobs Act, that was passed during the Company's fiscal year 2018, now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits recorded as a deferred tax asset was $0 as of March 31, 2020, and $170 thousand as of March 31, 2019.

At March 31, 2020, the Company had net operating carryforwards for federal purposes of approximately $51.2 million, for state purposes of approximately $69.5 million and for city purposes of approximately $57.2 million which are available to offset future federal, state and city income and which expire over varying periods from March 2030 through March 2040. Federal net operating carryforwards of $17.3 million do not expire.

The Company has no uncertain tax positions. The Company and its subsidiaries are subject to federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before March 31, 2017. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

NOTE 11.LOSS PER COMMON SHARE

The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the years ended March 31:

$ in thousands except per share data	2020	2019
Net loss attributable to Carver Bancorp, Inc.	$(5,423)	$(5,936)

Weighted average common shares outstanding – basic	3,699,278	3,698,534
Weighted average common shares outstanding – diluted	3,699,278	3,698,534

Basic loss per common share	$(1.47)	$(1.60)
Diluted loss per common share	$(1.47)	$(1.60)

        For the years ended March 31, 2020 and March 31, 2019, all restricted shares and outstanding stock options were anti-dilutive. For details of restricted shares and stock options, please refer to Note 14. "Employee Benefit and Stock Compensation Plans."

NOTE 12.STOCKHOLDERS' EQUITY

        Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2020, there were 3,699,505 shares of Company common stock outstanding.

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
.
        The Series D Preferred Stock shall automatically convert into shares of Common Stock only upon the following transfers to third parties (“Eligible Transfers”):

•a transfer in a widespread public distribution;
•a transfer in which no transferee (together with its affiliates and other transferees acting in concert with it) acquires more than 2% of the Company’s common stock or any other class or series of the Company’s voting stock; or
•a transfer to a transferee that (together with its affiliates and other transferees acting in concert with it) owns or controls more than 50% of the Company’s common stock, without regard to the transfer.

        The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2020, there were 45,118 shares of Series D Preferred Stock outstanding.

        On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2020, 11,744 shares of its common stock have been repurchased in open market transactions. No shares were repurchased during fiscal 2020.  The U.S. Treasury's prior approval is required to make further repurchases.

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule, which became effective for the Bank on January 1, 2015, established a minimum Common Equity Tier 1 (CET1) ratio, a minimum leverage ratio and increases in the Tier 1 and Total risk-based capital ratios. The rule also limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of CET1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in annually beginning January 1, 2016. On January 1, 2019, the full capital conservation buffer requirement of 2.5% became effective, making its minimum CET1 plus buffer 7%, its minimum Tier 1 capital plus buffer 8.5% and its minimum total capital plus buffer 10.5%. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2020, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 11.25%, Common Equity Tier 1 capital ratio of 15.23%, Tier 1 risk-based capital ratio of 15.23%, and a total risk-based capital ratio of 16.48%.

The table below presents the Bank's regulatory capital ratios at March 31, 2020 and 2019.

	March 31, 2020		March 31, 2019
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$63,683	11.25%	$62,875	10.77%
Individual minimum capital requirement	50,948	9.00%	52,525	9.00%
Minimum capital requirement	22,643	4.00%	23,344	4.00%
Excess	41,040	7.25%	39,531	6.77%

Common equity Tier 1
Regulatory capital	$63,683	15.23%	$62,875	15.39%
Minimum capital requirement	29,268	7.00%	28,604	7.00%
Excess	34,415	8.23%	34,271	8.39%

Tier 1 risk-based capital
Regulatory capital	$63,683	15.23%	$62,875	15.39%
Minimum capital requirement	35,540	8.50%	34,734	8.50%
Excess	28,143	6.73%	28,141	6.89%

Total risk-based capital
Regulatory capital	$68,904	16.48%	$67,766	16.58%
Individual minimum capital requirement	50,174	12.00%	49,036	12.00%
Minimum capital requirement	43,902	10.50%	42,906	10.50%
Excess	25,002	5.98%	24,860	6.08%

NOTE 13.OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the years ended March 31, 2020 and 2019:

$ in thousands	At March 31, 2019	Other Comprehensive Income	At March 31, 2020
Net unrealized (loss) income on securities available-for-sale	$(939)	$1,871	$932

$ in thousands	At March 31, 2018	ASU 2016-01 reclassification	Other Comprehensive Income	At March 31, 2019
Net unrealized income (loss) on securities available-for-sale	$(2,726)	$721	$1,066	$(939)

        The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2020	2019
Reclassification adjustment for sales of available for-sale securities, net of tax	$—	$16	Loss on sale of securities, net

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2020 included $1.9 million of unrealized gains for the year ended March 31, 2020. The balance at March 31, 2019 included $1.1 million of unrealized gains for the year ended March 31, 2019.

NOTE 14.EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

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

Compensation expense recognized for the savings incentive plan was $254 thousand and $257 thousand, respectively, for fiscal 2020 and 2019.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2020, there were 3,733 options outstanding under the 2006 Incentive Plan and 3,133 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $3 thousand and $3 thousand as expense for fiscal years 2020 and 2019, respectively.

        In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. During fiscal 2020, there were 31,000 restricted stock awards issued. There were no grants issued during fiscal 2019. At March 31, 2020, there were 1,000 options outstanding under the 2014 Incentive Plan and 500 were exercisable.  All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $24 thousand as expense for fiscal year 2020.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2020		2019
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	1,950	$4.76	3,400	$4.52
Granted	31,000	3.04	—	—
Vested	(850)	4.95	(1,050)	5.06
Forfeited	—	—	400	5.56
Outstanding, end of year	32,100	$3.09	1,950	$4.76

Unrecognized compensation expense on unvested restricted shares as of March 31, 2020 totaled $67 thousand. This amount will be recognized over the remaining vesting period of 2.5 years (weighted average).

        Information regarding stock options as of and for the years ended March 31 is as follows:

	2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,733	$7.71	5,133	$8.53
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	400	5.56
Outstanding, end of year	4,733	$7.71	4,733	$7.71
Exercisable, at year end	3,633		3,383

Information regarding stock options as of March 31, 2020 is as follows :

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	7.70	$3.48	500	$3.48
5.00	$5.99	3,600	5.23	5.56	3,000	5.56
90.00	$104.85	133	0.36	97.50	133	97.50
Total		4,733			3,633

As of March 31, 2020, unrecognized compensation expense on unvested stock options totaled $2 thousand. This amount will be recognized over the remaining vesting period of 0.80 years (weighted average).

There were no stock options awarded to employees or directors during the year ended March 31, 2020.

        At March 31, 2020, all outstanding options had no intrinsic value.

The Company recorded stock compensation expense of $4 thousand in fiscal 2020 and 2019.

NOTE 15.COMMITMENTS AND CONTINGENCIES

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

The following table reflects the Bank's outstanding lending commitments and contractual obligations as of March 31:

$ in thousands	2020	2019
Commitments to fund mortgage loans	$5,557	$—
Commitments to fund commercial and consumer loans	4,500	1,775
Lines of credit	2,702	2,571
Commitment to fund private equity investment	253	640
	$13,012	$4,986

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2019 (1)	$1,982
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(30)
Open claims as of March 31, 2020 (1)	$1,952
(1)The open claims include all open requests received by the Bank where either FNMA has requested loan files for review, where FNMA has not formally rescinded the repurchase request or where the Bank has not agreed to repurchase the loan. The amounts reflected in this table are the unpaid principal balance and do not incorporate any losses the Bank would incur upon the repurchase of these loans.

        The table below summarizes changes in our representation and warranty reserves during fiscal 2020.

$ in thousands	March 31, 2020
Representation and warranty repurchase reserve, March 31, 2019 (1)	$226
Net adjustment to reserve for repurchase losses (2)	—
Representation and warranty repurchase reserve, March 31, 2020 (1)	$226
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2020, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

NOTE 16.FAIR VALUE MEASUREMENTS

Fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are categorized in a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

•Level 3— Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2020 and 2019, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$145	$145
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	3,587	—	3,587
Federal Home Loan Mortgage Corporation	—	9,538	—	9,538
Federal National Mortgage Association	—	22,168	—	22,168
U.S. Government Agency securities	—	26,481	—	26,481
Corporate bonds	—	4,055	—	4,055
Total available-for-sale securities	—	65,829	—	65,829
Total assets	$—	$65,829	$145	$65,974

	Fair Value Measurements at March 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$180	$180
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	4,382	—	4,382
Federal Home Loan Mortgage Corporation	—	11,025	—	11,025
Federal National Mortgage Association	—	26,608	—	26,608
U.S. Government Agency securities	—	32,853	—	32,853
Corporate bonds	—	4,977	—	4,977
Total available-for-sale securities	—	79,845	—	79,845
Total assets	$—	$79,845	$180	$80,025

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other investments. Level 3 assets accounted for 0.03% of the Company's total assets at March 31, 2020 and 2019.

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

During the fiscal year ended March 31, 2020, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2020 and 2019:

$ in thousands	Beginning balance, April 1, 2019	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2020	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2020
Mortgage Servicing Rights	180	(35)	—	—	145	(33)

$ in thousands	Beginning balance, April 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2019	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2019
Mortgage Servicing Rights	181	(1)	—	—	180	(1)
(1) Includes net servicing cash flows and the passage of time.

        For Level 3 assets measured at fair value on a recurring basis as of March 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	145	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	15.64%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points

$ in thousands	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	180	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	11.19%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2020 and 2019, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$1,293	$1,293
Other real estate owned	$—	$—	$120	$120

	Fair Value Measurements at March 31, 2019, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$2,027	$2,027
Other real estate owned	$—	$—	$404	$404

        For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,293	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	120	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$2,027	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	404	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value.

NOTE 17.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2020
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$47,540	$47,540	$47,540	$—	$—
Securities available-for-sale	65,829	65,829	—	65,829	—
Securities held-to-maturity	10,151	10,564	—	10,564	—
Loans receivable	423,786	438,017	—	—	438,017
Accrued interest receivable	2,052	2,052	—	2,052	—
Mortgage servicing rights	145	145	—	—	145
Other assets - Interest-bearing deposits	981	981	—	981	—
Financial Liabilities:
Deposits	$488,815	$489,309	$291,951	$197,358	$—
Other borrowed money	13,403	13,386	—	13,386	—
Accrued interest payable	2,695	2,695	—	2,695	—

	March 31, 2019
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$31,228	$31,228	$31,228	$—	$—
Securities available-for-sale	79,845	79,845	—	79,845	—
Securities held-to-maturity	11,137	11,107	—	11,107	—
Loans receivable	424,182	424,013	—	—	424,013
Accrued interest receivable	2,019	2,019	—	2,019	—
Mortgage servicing rights	180	180	—	—	180
Other assets - Interest-bearing deposits	976	976	—	976	—
Financial Liabilities:
Deposits	$480,196	$477,503	$277,360	$200,143	$—
Advances from FHLB of New York	8,000	8,001	—	8,001	—
Other borrowed money	13,403	12,393	—	12,393	—
Accrued interest payable	1,931	1,931	—	1,931	—

NOTE 18.VARIABLE INTEREST ENTITIES

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

As none of the Bank's VIEs meet the above criteria, there are no consolidated VIEs at March 31, 2020.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at March 31, 2020 are presented below:

	Involvement with SPE (000's)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1(1)	$—	$—	$13,400	$13,400	$15,549	$400	$—	$—	$15,949
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,060	11,060	—	1	—	4,191	4,192
Total	$1,100	$24,000	$24,460	$24,460	$15,549	$401	$—	$9,360	$25,310
* Entity exited the NMTC project during fiscal year 2018 and remains on the above table pending final dissolution.
1 Carver Statutory Trust debt investment includes deferred interest of $2.5 million.

In June 2006, CCDC received a NMTC award of $59 million. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. During the period from December 2009 to September 2012, CCDC transferred rights to investors in NMTC projects (entities CDEs 13-21). CCDC has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  The NMTC compliance period was completed for all these entities, and CDEs 2-17, 20 and 21 have been dissolved.

CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2020, there have been no activities in these entities.

NOTE 19.NON-INTEREST REVENUE AND EXPENSE

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

Interchange income

        The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchangee fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

        The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended March 31, 2020 and March 31, 2019:

	Years Ended March 31,
$ in thousands	2020	2019
Non-interest income
In-scope of Topic 606
Depository fees and charges	$3,147	$3,337
Loan fees and service charges	307	303
Other non-interest income	55	61
Non-interest income (in-scope of Topic 606)	3,509	3,701
Non-interest income (out-of-scope of Topic 606)	230	948
Total non-interest income	$3,739	$4,649

        The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2020	2019
Other non-interest expense:
Advertising	$281	$316
Legal expense	611	413
Insurance and surety	621	660
Audit expense	537	672
Outsourced service	304	558
Data lines / internet	412	441
Retail expenses	733	781
Operating chargeoffs and other losses	—	714
Regulatory assessment	209	314
Director's fees	331	313
Other	1,567	2,216
Total non-interest expense	$5,606	$7,398

NOTE 20.QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2020 and 2019. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

$ in thousands, except per share data	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Fiscal 2020
Interest income	$5,585	$5,288	$5,492	$5,262
Interest expense	1,413	1,444	1,463	1,311
Net interest income	4,172	3,844	4,029	3,951
Provision for loan losses	1	7	8	3
Non-interest income	941	1,009	965	824
Non-interest expense	6,251	5,896	6,422	6,570
Net loss	$(1,139)	$(1,050)	$(1,436)	$(1,798)
Loss per common share
Basic	$(0.31)	$(0.28)	$(0.39)	$(0.49)
Diluted	$(0.31)	$(0.28)	$(0.39)	$(0.49)

$ in thousands, except per share data	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Fiscal 2019
Interest income	$6,123	$5,917	$5,566	$5,624
Interest expense	1,625	1,601	1,470	1,445
Net interest income	4,498	4,316	4,096	4,179
Provision for (recovery of) loan losses	5	49	(332)	8
Non-interest income	1,234	1,056	1,212	1,147
Non-interest expense	6,757	7,340	6,989	6,858
Income tax expense	—	—	—	—
Net loss	$(1,030)	$(2,017)	$(1,349)	$(1,540)
Loss per common share
Basic	$(0.28)	$(0.55)	$(0.36)	$(0.42)
Diluted	$(0.28)	$(0.55)	$(0.36)	$(0.42)

NOTE 21.CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2020	2019
Assets
Cash on deposit with subsidiaries	$496	$495
Investment in subsidiaries	65,018	62,340
Other assets	161	121
Total assets	$65,675	$62,956

Liabilities and Stockholders' Equity
Borrowings	13,403	13,403
Accounts payable to subsidiaries	739	563
Other liabilities	2,639	1,854
Total liabilities	$16,781	$15,820

Stockholders’ equity	$48,894	$47,136
Total liabilities and stockholders’ equity	$65,675	$62,956

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2020	2019
Income
Equity in net loss from subsidiaries	$(4,499)	$(4,968)
Other income	26	26
Total (loss) income	(4,473)	(4,942)
Expenses
Interest expense on borrowings	815	819
Shareholder expense	32	73
Other	103	102
Total expense	950	994
Net loss	$(5,423)	$(5,936)
Comprehensive loss	$(3,552)	$(4,870)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2020	2019
Cash Flows From Operating Activities
Net loss	$(5,423)	$(5,936)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss of subsidiaries	4,499	4,968
Increase in account receivable from subsidiaries	(4)	(30)
Increase in other assets	(36)	(25)
Increase in accounts payable to subsidiaries	176	170
Increase in other liabilities	785	824
Net cash used in operating activities	(3)	(29)

Cash Flows From Financing Activities
Restricted stock vesting	4	30
Net cash provided by financing activities	4	30

Net increase in cash	1	1
Cash and cash equivalents – beginning	495	494
Cash and cash equivalents – ending	$496	$495

NOTE 22.SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared a pandemic related to the global spread of COVID-19, the disease caused by a novel strain of coronavirus. The COVID-19 pandemic has adversely affected global, national and local economies. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed to provide emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As of July 31, 2020, the Bank has approved 200 applications for approximately $34.6 million of loans under the PPP. Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requests or needed. As of July 31, 2020, the Bank has received 92 applications for payment deferrals on approximately $95.6 million of loans. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 and the extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and the impact on customers, employees and vendors, all of which are uncertain and cannot be determined at this time.

The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers. The Bank has seen an increase in its delinquencies since March 31, 2020 and has determined that $2.1 million of the increase is directly related to the COVID-19 pandemic.

On July 2, 2020, The Goldman Sachs Group, Inc., an institutional investor, completed the conversion and subsequent sale of its shares: 13,519 Series D Preferred Stock was converted into 1,653,397 shares of Common Stock, which were subsequently sold in the open market. The conversion and sale had no impact on the Company's total capital.

On July 9, 2020, the Company received notice that Morgan Stanley International Holdings Inc., an institutional investor, relinquished its ownership of 180,573 shares of Company common stock and 13,523 shares of Company Preferred Series D Stock to the Company at no cost to the Company.

On July 30, 2020, the Company reached an agreement in principle (the "Agreement in Principle") with the United States Department of the Treasury (the "Treasury Department") to repurchase 2,321,286 shares of common stock of the Company, par value $0.01 per share, owned by the Treasury Department for an aggregate purchase price of $2.5 million. In connection with the Agreement in Principle, Morgan Stanley has provided a grant to the Company to fund the repurchase transaction. The Company anticipates executing a written agreement with the Treasury Department and completing the repurchase on or about August 6, 2020.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.CONTROLS AND PROCEDURES.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2020, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

        The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2020.

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

(c) Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers and Key Managers of Carver and Carver Federal" in the Company's definitive proxy statement to be filed in connection with the 2020 Annual Meeting of Stockholders (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 11.EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required in response to this Item is incorporated by reference from the section entitled "Transactions with Certain Related Persons" in the Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item is incorporated by reference from the section entitled "Auditor Fee Information" in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I. List of Documents Filed as Part of this Annual Report on Form 10-K

A. The following consolidated financial statements are included in Item 8 of this Annual Report:

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Statements of Financial Condition as of March 31, 2020 and 2019

3. Consolidated Statements of Operations for the years ended March 31, 2020 and 2019

4. Consolidated Statements of Comprehensive Loss for the years ended March 31, 2020 and 2019

5. Consolidated Statements of Changes in Equity for the years ended March 31, 2020 and 2019

6. Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019

7. Notes to Consolidated Financial Statements.

B. Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II. Exhibits required by Item 601 of Regulation S-K:

A. See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T
A.  See Exhibit Index

ITEM 16.FORM 10-K SUMMARY.

        None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (2)
3.3
Certificate of Designation for Mandatorily Convertible Non-Voting Participating Preferred Stock Series C and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D of Carver Bancorp, Inc. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(4)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Description of Carver Bancorp, Inc. Securities
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (5)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (5)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (5)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (6)
10.5	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (7)
10.6	Carver Bancorp, Inc. 2014 Equity Incentive Plan (8)
10.7	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (9)
11	Code of Ethics (10)
21.1	Subsidiaries of the Registrant
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibits 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail

(1)Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.
(2)Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
(3)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(4)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(5)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.
(6)Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.
(7)Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.
(8)Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.
(9)Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.
(10)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

August 6, 2020	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on August 6, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael T. Pugh	President and Chief Executive Officer
Michael T. Pugh	(Principal Executive Officer)

/s/ Christina L. Maier	First Senior Vice President and Chief Financial Officer
Christina L. Maier	(Principal Accounting Officer and Principal Financial Officer)

/s/ Lewis P. Jones III	Chairman
Lewis P. Jones III

/s/ Steven C. Bussey	Director
Steven C. Bussey

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Jillian E. Joseph	Director
Jillian E. Joseph

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Craig C. MacKay	Director
Craig C. MacKay

/s/ Michael T. Pugh	Director
Michael T. Pugh

/s/ Janet L. Rollé	Director
Janet L. Rollé

/s/ Susan M. Tohbe	Director
Susan M. Tohbe