Form 10-K/A
period 2020-03-31
CARVER BANCORP INC
filed 2020-08-10
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K/A
AMENDMENT NO. 1
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Carver Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2020, solely to disclose that the Company had filed the Original Form 10-K after the June 29, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”).

On June 26, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K prior to the prescribed June 29, 2020 filing date because the Company’s operations have been impacted by the novel coronavirus disease 2019 (the “COVID-19 virus”). The Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding the COVID-19 virus in the United States, resulting in the Company having to modify its business practices. Since early March 2020, the Company has been following the recommendations of state and local health authorities to minimize the exposure risk for employees, including restricting access to the Company’s physical offices. Management has had to devote significant time and attention to assessing the potential impact of the COVID-19 virus and related events on the Company’s operations and financial position and developing operational and financial plans to address those matters, which has diverted management resources from completing tasks necessary to file the Original Form 10-K by the original due date of the report.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(b) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

August 10, 2020	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer