Form 10-K/A
period 2020-03-31
CARVER BANCORP INC
filed 2020-08-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K/A
AMENDMENT NO. 2
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

DOCUMENTS INCORPORATED BY REFERENCE
None

CARVER BANCORP, INC.
2020 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Carver Bancorp, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on August 6, 2020, as amended on August 10, 2020. The Company is filing this Amendment No. 2 to the Form 10-K, or “Form 10-K/A,” solely to revise Part III of the report to include the information previously omitted from the Form 10-K. This Amendment No. 2 to the report continues to speak as of the date of filing of the report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 2 to the report to reflect any events that occurred at a date subsequent to the filing of the report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 2, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 2.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

General

The Certificate of Incorporation of Carver provides that Carver’s Board of Directors shall be divided into three (3) classes, as nearly equal in number as possible. The directors of each class serve for a term of three (3) years, with one (1) class elected each year. In all cases, directors serve until their successors are elected and qualified.

Carver's Board of Directors has the discretion to fix the number of directors by resolution and has so fixed this number at ten (10). The terms of four (4) directors expire at the Annual Meeting. Lewis P. Jones III, Craig C. MacKay, Janet L. Rollé and Colvin W. Grannum, whose terms are expiring, have been nominated and approved by Carver's Nominating/Corporate Governance Committee and ratified by the Board of Directors to be re-elected at the Annual Meeting to serve for a term of three (3) years and until their respective successors are elected and qualified.

Each nominee has consented to being named in this proxy statement and to serve if elected. However, if any nominee is unable to serve, the shares represented by all properly executed proxies which have not been revoked will be voted for the election of such substitute as the Board of Directors may recommend, or the size of the Board of Directors may be reduced to eliminate the vacancy. At this time, the Board knows of no reason why any nominee might be unable to serve.
Information Regarding Directors

Information Regarding Directors

The following table sets forth certain information with respect to our directors. There are no arrangements or understandings between Carver and any director pursuant to which such person was elected or nominated to be a director of Carver. For information with respect to the ownership of shares of the Common Stock by each director, see “Security Ownership of Certain Beneficial Owners and Management—Security Ownership of Management.”

Name	Age	End of Term	Position Held with Carver and Carver Federal	Director Since
Nominees for Term Expiring in 2020
Nominees for Term Expiring in 2020
Craig C. MacKay	57	2020	Director	2017
Janet L. Rollé	58	2020	Director	2010
Lewis P. Jones III	68	2020	Chairman of the Board	2013
Colvin W. Grannum	67	2020	Director	2013

Continuing Directors
Kenneth J. Knuckles	73	2021	Director	2013
Michael T. Pugh	48	2021	President, Chief Executive Officer and Director	2015
Jillian E. Joseph	41	2021	Director	2019
Steven C. Bussey	53	2021	Director	2020
Pazel G. Jackson, Jr.	89	2022	Director	1997
Susan M. Tohbe	72	2022	Director	2010

Directors’ Backgrounds

The principal occupation and business experience of each director is set forth below.

Craig C. MacKay is a Managing Director and Partner of England & Company. He has over 25 years of investment banking experience focused on corporate financings, investments and M&A advisory for middle market companies. Mr. MacKay previously headed the Private Finance groups at Oppenheimer & Company, Canadian Imperial Bank of Commerce, SunTrust Robinson Humphrey, and was the Managing Member and founder of HNY Associates, a private merchant bank and advisory services firm. Since beginning his banking career at Bankers Trust Company in 1989, he has completed over $12 billion of middle-market domestic and cross-border capital and corporate advisory engagements. Mr. MacKay has executed over 100 acquisition financings, leverage recapitalizations, growth capital-raises, and refinancings across a broad spectrum of industrial sectors, including healthcare, business services, financial services, manufacturing and consumer retail. He has served on numerous corporate and non-profit boards and advisory councils. Mr. MacKay earned both his Bachelor of Science in Economics and Master of Business Administration degree in Finance at the Wharton School of the University of Pennsylvania. Mr. MacKay’s experience in capital markets and corporate finance provides Carver with additional perspective on opportunities in its market area.

Janet L. Rollé is General Manager of Parkwood Entertainment, the entertainment company founded by entertainer and entrepreneur, Beyoncé. She previously served as Executive Vice President and Chief Marketing Officer of CNN Worldwide. Prior to joining CNN Worldwide in April 2011, Ms. Rollé was Executive Vice President and Chief Marketing Officer of BET Networks from April 2007 to March 2011. In that role, Ms. Rollé directed brand, marketing, and creative strategy for all businesses of BET Networks. From 2005 to 2007, Ms. Rollé served as Vice President and General Manager of AOL’s affinity websites, AOL Black Voices and the 10 websites in AOL Women's & Lifestyle category. Ms. Rollé was previously Vice President, Programming Enterprises and Business Development at MTV Networks, responsible for growing revenue at VH1 and Country Music Television. Ms. Rollé began her career at Home Box Office (“HBO”), holding positions including Special Assistant to the Chairman, and Director of Marketing and New Media, for the video division of HBO. She currently serves on the Board of Directors of the American Foundation for the University of the West Indies. Ms. Rollé holds an M.B.A. from Columbia University and a B.F.A. from the State University of New York, Purchase. Ms. Rollé’s experience in marketing to diverse constituencies has improved Carver’s ability to address the needs of the changing communities it serves.

Lewis P. Jones III is Managing Principal and Co-Founder at 5 Stone Green Capital, an asset management firm that focuses on energy efficient and sustainably-designed real estate developments, since 2010. Mr. Jones was an executive from 1988 to 2009 at JPMorgan Chase (and predecessor banks), including serving as the Co-Portfolio Manager of the JPMorgan Urban Renaissance Property Fund and a senior member of the Acquisitions Team at JP Morgan Asset Management. Mr. Jones also previously served as President of the Chase Community Development Corporation. Mr. Jones earned his undergraduate degree from Harvard University and a law degree and MBA from Columbia University. Mr. Jones’s expertise in community development and green real estate lending and investment offers Carver a unique perspective on burgeoning opportunities in its market area.

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

Kenneth J. Knuckles retired in 2018 as President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation (“UMEZ”), after over fifteen (15) years of service. Mr. Knuckles is also Vice Chair of the New York City Planning Commission. Prior to joining UMEZ, Mr. Knuckles was Vice President of Support Services and Chief Procurement Officer at Columbia University. Mr. Knuckles earned his undergraduate degree from the University of Michigan and his law degree from Howard University School of Law. Mr. Knuckles’ experience in New York City community development issues contributes to Carver’s mission to the communities it serves.

Michael T. Pugh is President, Chief Executive Officer and a member of the Boards of Directors of Carver and Carver Federal, since January 2015. From January 2013 through December 2014, Mr. Pugh served as Carver’s President and Chief Operating Officer. In 2012, he was Carver’s Chief Revenue Consultant, focusing on redesigning its business strategy, management structure and related processes. A banking veteran of more than 26 years, Mr. Pugh has led teams of up to 600 associates in retail, business banking, commercial and residential lending, and call center operations. He has also been a critical leader in bank technology integrations, launched new lines of business, and executed new growth market strategies. Prior to joining Carver in August 2012, Mr. Pugh worked at Capital One, N.A., as Senior Vice President, Regional Executive and Market President of Eastern Maryland, Delaware and Washington, D.C. Mr. Pugh was responsible for revenue production, customer service, and bank operations for approximately 75 banking centers and $3 billion in deposits. In addition, he led Capital One’s community development strategy for 1,200 associates and eight counties. Before Mr. Pugh’s tenure at Capital One, he was a Senior Vice President, Retail Banking Executive for Citizens Financial Group, Charter One division. He led retail banking teams in the Michigan and Indiana markets with up to 67 banking centers. Mr. Pugh’s accomplishments included organically growing a new market by $400 million dollars in deposits and leading a team to become the number one Small Business Administration lender in Indiana. Mr. Pugh also serves as a board member of the New York Business Development Corp. (Executive, Audit, Loan, and Governance and Nominating Committees) and the Society for Financial Education and Professional Development (Board Chair, and Finance and Investment Committee). He is a member of the Board of Community

Development Bankers Association (Membership Committee). Mr. Pugh earned a Bachelor of Science in Health Administration from Eastern Michigan University and received advanced management training at Babson College.

Jillian E. Joseph is Managing Director and Associate General Counsel at Nuveen, the asset management arm of TIAA. Ms. Joseph primarily supports TIAA’s real estate business – Nuveen Real Estate. She is a lead attorney over approximately $7 billion of loan originations each year in fixed rate mortgage financing, floating rate mezzanine lending, and structured debt offering. In addition to her extensive debt leadership, Ms. Joseph also supports the equity business with over $12 billion yearly in real estate equity transactions – including property acquisitions and dispositions, complex joint ventures, portfolio investments, fund investments, and REITS. Ms. Joseph earned her undergraduate degree from Colgate University and her law degree from the University of Pennsylvania Law School. Ms. Joseph’s in-depth knowledge of real estate, finance and the law provides the Board with a unique and valuable perspective into economic development and legal issues.

Steven C. Bussey is a Managing Director with Alvarez & Marsal in New York in the Healthcare Industry Group (HIG) who brings more than 25 years of experience in finance, sales, and operations across the financial services and healthcare sectors. Mr. Bussey possesses expertise in corporate finance, restructuring and workouts, raising capital and interim management and has partnered with clients in industries ranging from healthcare, technology to alternative investments, financial services, and logistics. Prior to his role with Alvarez & Marsal, Mr. Bussey served as CFO and COO of Apyrous Capital Management, a fundamental commodities-driven hedge fund. He was responsible for the day-to-day operations, thesis development, funds management, liquidity management, risk management, and investor relations. His experience also includes serving on the Boards of Harlem United, AmidaCare, and was a member of the CHCANYS Public Policy Committee. Mr. Bussey earned his bachelor's degree in economics from the University of Pennsylvania and his master's degree in business administration with a concentration in finance and entrepreneurship at the Simon School of Business at the University of Rochester. Mr. Bussey provides the Board with extensive financial and business experience.

Pazel G. Jackson, Jr. has been a member of the Board of Directors of Carver and Carver Federal since 1997. Mr. Jackson retired as Senior Vice President of JPMorgan Chase in 2000. During his 37-year career in banking, he held positions of increasing responsibility at JPMorgan Chase, Chemical Bank, Texas Commerce Bank and the Bowery Savings Bank. From January 1995 to 2000, Mr. Jackson was responsible for mortgage market development throughout the United States for JPMorgan Chase. His prior positions included Senior Credit Officer of Chemical Mortgage Company, Business Manager of Chemical Mortgage Division, Chief Lending Officer of Bowery Savings Bank and Marketing Director of Bowery Savings Bank. Mr. Jackson was formerly Vice-Chairman of the Battery Park City Authority and formerly Chairman of The Mutual Real Estate Trust. He is a licensed Professional Engineer with more than 16 years of senior management experience in design and construction. Mr. Jackson earned B.C.E. and M.C.E. degrees from the City College of New York, an M.B.A. from Columbia University and a Doctorate in Business Policy Studies from Pace University in New York. Mr. Jackson’s extensive senior level banking experience, including his extensive lending and real estate experience, coupled with his advanced formal education, has given him front-line exposure to many of the issues facing Carver, as well as valuable insight needed as Chairman of the Asset Liability and Interest Rate Risk Committee.

Susan M. Tohbe is an owner and manager of Peterson County LLC, a real estate investment, development and management company with properties principally located in Connecticut. At Peterson County, Ms. Tohbe directs the financial operations and manages the portfolio of low-income tenant apartment buildings. Prior to joining Peterson County in 2001, Ms. Tohbe was Chief Financial Officer of the Mashantucket Pequot Tribal Nation, the owners of the Foxwoods Resort Casino, several other hotel properties, commercial real estate, a nationwide pharmaceutical distribution network, and other operations which were as diverse as shipbuilding and ferry operations, and the construction and operation of the $200 million Pequot Museum and Research Center. In addition, she oversaw the $350 million annual government budget, covering the costs of managing the reservation and the health and welfare of the Tribe. Prior to that, Ms. Tohbe held Chief Financial Officer positions at J.M. Huber Corporation in Edison, New Jersey, and The Oakland Tribune in Oakland, California. She also served as a Senior Vice President of Bank of America’s World Banking Group, where she was responsible for all aspects of the group’s financial operations. She has served on the boards of the California Public Employees Retirement System, Pacific Gas & Electric Nuclear Decommissioning Trust, Mills College, San Francisco Ballet, and Catalyst. Ms. Tohbe holds an M.B.A and B.A. from the University of California, Berkeley. Her extensive experience in operating her own company focused on providing housing and real estate development, in addition to her experience as the chief financial officer at several organizations, bring valuable business and leadership skills and financial acumen to the Board in furtherance of its objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to Carver. Ms. Tohbe serves as Chair of the Finance and Audit Committee.

Executive Officers of Carver and Carver Federal

Biographical information for Carver’s executive officers who are not directors is set forth below. Such executive officers are officers of Carver and Carver Federal.

Executive Officers

Christina L. Maier, 66, is First Senior Vice President and Chief Financial Officer, since March 2016. Prior to joining Carver, Ms. Maier served as Executive Vice President and Chief Financial Officer of Patriot National Bancorp, Inc. from 2013 through March 2016. Prior to her time with Patriot National Bancorp, Inc., Ms. Maier spent over a decade in leadership positions at other financial institutions, including Provident New York Bancorp and Hudson United Bancorp. Ms. Maier earned an M.B.A. in Finance from St. Thomas Aquinas College and a B.S. in Accounting from Fairleigh Dickinson University.

Sophia Haliotis, 59, is Senior Vice President and Chief Credit Officer. Ms. Haliotis joined Carver in October 2017. She is responsible for the credit risk management of the Bank and oversees the Bank’s ALLL reserves, portfolio, workout, and loan underwriting functions. Prior to joining Carver, Ms. Haliotis served as EVP and Chief Credit Officer at KEB Hana Bank, USA from 2015 to 2017. She was also the SVP, Chief Credit Officer at Community National Bank (CNB) from 2013 until its sale in 2015. She brings over 30 years of banking experience in credit risk, loan management and overall credit administration. Ms. Haliotis received her BA from the City University of New York and an MBA in Banking & Finance from Adelphi University.

Richard Muskus, Jr., 52, is Senior Vice President and Chief Revenue Officer. Mr. Muskus is responsible for managing the primary revenue streams of the organization driving growth and strategy execution. Prior to joining Carver in April of 2020, he served as President and a member of the Board of Directors of Patriot Bank, N.A. and its holding company Patriot National Bancorp, a leading community bank headquartered in Stamford, CT, with $1B in assets and full-service locations in both Connecticut and New York. He assumed the role in January of 2017 after serving as the bank’s Executive Vice President and Chief Lending Officer since February 2014. In that role, he significantly expanded the size and scope of the commercial loan portfolio, introducing new products and initiatives, as well as overseeing the financing objectives of numerous vital community projects supporting education, nonprofits, and affordable housing. Prior to joining Patriot Bank, Mr. Muskus was named Senior Vice President of Commercial Lending at The Greenwich Bank & Trust Company. Mr. Muskus is well known in the tri-state markets and is a highly respected banker with over 25 years of financial, lending, and executive management experience. He is a Director Emeritus and former President of the Board of Directors of the Transportation Association of Greenwich, serves as President of the Joseph Pilsudski Society of Greenwich, and member of the Board of Directors of the Town of Greenwich Department of Human Services Foundation. Mr. Muskus also serves on the Board of Trustees of the Purchase College (SUNY) Foundation, serving on the audit committee and as Co-Chair of the Finance Committee. Mr. Muskus earned his BS in Accounting from Bentley University.

Delinquent Section 16(a) Reports

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

Based solely on a review of copies of such reports of ownership furnished to Carver, or written representations that no forms were necessary, Carver believes that during the last fiscal year, all filing requirements applicable to its directors, officers and greater than ten percent stockholders of Carver were complied with.

Code of Ethics

Carver has adopted a Code of Ethics, which applies to Carver’s directors and employees and sets forth important Company policies and procedures in conducting Carver’s business in a legal, ethical, and responsible manner. The Code of Ethics, including future amendments, is available free of charge on Carver’s website at www.carverbank.com in the Corporate Governance section of the Investor Relations webpage or by writing to the Corporate Secretary, Carver Bancorp, Inc., 75 West 125th Street, New York, New York 10027, or by telephoning (718) 230-2900. Carver intends to post on its website any waiver under the codes granted to any of its directors or executive officers.

Finance and Audit Committee.

The Finance and Audit Committee consists of Directors Susan M. Tohbe (Chairman), Pazel G. Jackson, Jr., Steven C. Bussey, and Colvin W. Grannum. All members have been determined to be independent directors. The Finance and Audit Committee’s primary duties and responsibilities are to:

•monitor the integrity of Carver’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance;

•manage the independence and performance of Carver’s independent public auditors and internal auditing function;

•monitor the process for adhering to laws, regulations and Carver’s Code of Ethics; and

•provide an avenue of communication among the independent auditors, management, the internal auditing function and the Board of Directors.

Other specific duties and responsibilities include reviewing Carver’s disclosure controls and procedures, internal controls, Carver’s periodic filings with the SEC and earnings releases; producing the required audit committee annual report for inclusion in Carver’s proxy statement; and overseeing complaints concerning financial matters. The Finance and Audit Committee met eleven (11) times during fiscal year 2020, including meetings to review Carver’s annual and quarterly financial results prior to their public issuance.

All members of the Finance and Audit Committee have been determined to be independent as defined in the listing requirements of the NASDAQ Stock Market. The Board of Directors has determined that Pazel G. Jackson, Jr., Susan M. Tohbe, Steven C. Bussey, and Colvin W. Grannum each qualify as an “audit committee financial expert.” The Finance and Audit Committee received the required written disclosures and letter from BDO USA, LLP, Carver’s independent accountants for fiscal year ended March 31, 2020, required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning the independent registered public accounting firm’s independence. The Finance and Audit Committee reviewed and discussed with Carver’s management and BDO USA, LLP the audited financial statements of Carver contained in Carver’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The Finance and Audit Committee has also discussed with BDO USA, LLP the matters required to be discussed pursuant to the Codified Statements on Auditing Standards No. 1301, as amended or supplemented.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table at March 31, 2020

The following table presents compensation information regarding Carver’s Named Executive Officers at the fiscal year ended March 31, 2020.

Name and Principal Position	Year Ended 3/31	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Michael T. Pugh, President and Chief Executive Officer	2020	$378,000	—	—	—	—	—	$6,542	$384,542
	2019	$378,000	—	—	—	—	—	$6,288	$384,288

Christina L. Maier, First Senior Vice President and Chief Financial Officer	2020	$249,339	—	—	—	—	—	$7,480	$256,819
	2019	$247,200	—	—	—	—	—	$7,416	$254,616

Sophia Haliotis, Senior Vice President and Chief Credit Officer	2020	$204,252	—	—	—	—	—	$6,127	$210,379
	2019	$201,538	—	—	—	—	—	$6,046	$207,584

(1) Except as noted, the amounts shown in this column reflect matching contributions made to Carver's 401(k) Plan. No Named Executive Officer receives perquisites the aggregate value of which exceeds $10,000.

Outstanding Equity Awards at Fiscal Year End

The following table shows equity awards outstanding for each of our named executive officers as of March 31, 2020.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)
Michael T. Pugh	—	—	—	—	—	06/27/2019	10,000	18,900
Christina L. Maier	—	—	—	—	—	—	—	—
Sophia Haliotis	—	—	—	—	—	06/27/2019	6,000	11,340

(1) Vest over three years, one third in each year commencing on June 27, 2020.
(2) Amounts shown are based on the fair market value of Carver common stock on March 31, 2020 of $1.89.

Benefit Plans

401(k) Savings Plan. Carver maintains a 401(k) Savings Plan (“401(k) Plan”) with a profit-sharing feature for all eligible employees of Carver. Carver matched contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 3% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. Carver employees will be eligible to participate upon their hire date. To be eligible for the matching contribution, the employee must be 21 years of age. Under the profit-sharing feature of the plan, if the Bank achieves a minimum of 70% of its fiscal year performance goal, the Compensation Committee may authorize a non-elective contribution to the 401(k) Plan on behalf of each eligible employee of up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective contribution, if made, is awarded regardless of whether the employee makes voluntary contributions to the 401(k) Plan. Non-elective Company contributions vest 20% each year for the first five years of employment and are fully vested thereafter. To be eligible for the non-elective company contribution, the employee must be 21 years of age, have completed at least one year of service and be employed on the last day of the plan year, currently December 31, or have terminated employment for death, disability or retirement. Carver did not award a non-elective contribution for the 401(k) Plan year that ended December 31, 2019.

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

Employment Agreements

On January 1, 2015, Carver Federal entered into an employment agreement (the “Employment Agreement”) with Michael T. Pugh, President and Chief Executive Officer. The Employment Agreement specified the terms of Mr. Pugh’s employment, duties and responsibilities, salary and benefits, and further specified the terms of severance in the event of his involuntary termination without cause or due to a change in control. The Employment Agreement had a three-year term and was renewable six-months before the third anniversary and annually thereafter. Due to the fact that the Bank is in troubled condition, Mr. Pugh's employment agreement cannot be renewed without the prior approval of the OCC. As a result, the term of the Employment Agreement expired on January 1, 2018.

Letter Agreements

Carver entered into a letter agreement with Ms. Maier. Generally, the letter agreement provides for “at-will” employment and compensation in the form of base salary and benefits.

Director Compensation

Carver’s directors are paid an annual cash retainer of $10,000 to serve as a Director of both Carver and Carver Federal and receive a meeting fee of $750 for Board Meetings attended. The chairs of the Asset Liability and Interest Rate Risk and Finance and Audit committees receive an annual retainer of $7,500 and a meeting fee of $825. The chair of the Compliance Committee receives an annual retainer of $7,500. The chairs of the remaining committees receive an annual retainer of $2,500. The committee members of the Compensation, Institutional Strategy and Nominating and Corporate Governance, including the chairs thereof receive $475 per committee meeting attended. The Non-Executive Chairman is paid a quarterly cash retainer of $15,000 ($60,000 per year) to serve as Chairman of both Carver and Carver Federal and does not receive a meeting fee for Board Meetings attended. Upon shareholder approval of new directors, the Compensation Committee may approve a grant of 1,000 shares of restricted stock and 1,000 stock options, which vest pursuant to Carver’s incentive plan in effect at the time of the grant. In 2010, after a competitive study of Non-Employee Director Compensation conducted by Pearl Meyer, the Compensation Committee voted to grant annual restricted stock awards in the amount of $5,000 to each Non-Employee director at subsequent annual meetings. All other compensation elements would remain unchanged. The Non-Employee Directors have not received annual restricted stock awards given the constraints on Carver’s Equity Plan.

The following table sets forth information regarding compensation earned by the non-employee directors of Carver during the fiscal year ended March 31, 2020.

Director Compensation at March 31, 2020

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (S)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Pazel G. Jackson, Jr.	$40,800	—	—	—	—	—	$40,800
Robert R. Tarter (1)	$67,500	—	—	—	—	—	$67,500
Susan M. Tohbe	$48,125	—	—	—	—	—	$48,125
Janet L. Rollé	$22,225	—	—	—	—	—	$22,225
Lewis P. Jones III	$33,325	—	—	—	—	—	$33,325
Colvin W. Grannum	$26,600	—	—	—	—	—	$26,600
Kenneth J. Knuckles	$27,300	—	—	—	—	—	$27,300
Craig C. MacKay	$32,300	—	—	—	—	—	$32,300
Jillian E. Joseph	$18,250	—	—	—	—	—	$18,250

(1) Mr. Tarter resigned from the Boards of Directors of Carver Bancorp, Inc. and Carver Federal Savings Bank, effective March 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the shares of Voting Stock authorized by Carver for issuance under equity compensation plans as of March 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,733	$7.71	245,400
Equity compensation plans not approved by security holders	—	—	—
Total	4,733	$7.71	245,400
(1) Note: Shares have been adjusted to reflect Carver’s 1-for-15 reverse stock split, effective October 27, 2011.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners.

The following table sets forth, as of July 20, 2020, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of any class of Carver’s outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of Carver’s Voting Stock as of July 20, 2020. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission (“SEC”) and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of these tables, of any shares of stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 20, 2020. As used in this proxy statement, “voting power” is the power to vote or direct the voting of shares, and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding (1)
U.S. Department of the Treasury c/o The Bank of New York Mellon 2 Hanson Place Brooklyn, NY 11217	2,321,286 (2)(3)	44.8%

(1) On July 20, 2020, there were 5,178,696 outstanding shares of Common Stock.
(2) On October 28, 2011, the United States Department of the Treasury (the “U.S. Treasury”) exchanged the Series B preferred stock it owned as part of the TARP Community Development Capital Initiative (the “TARP-CDCI”) for 2,321,286 shares of Common Stock.
(3) On July 30, 2020, the Company reached an agreement in principle with the U.S. Treasury to repurchase 2,321,286 shares of common stock of the Company owned by the Treasury Department for an aggregate purchase price of $2.5 million. The Company executed a written agreement with the Treasury Department and completed the repurchase on August 6, 2020.

Security Ownership of Management

The following table sets forth information about the shares of Voting Stock beneficially owned by each nominee, each current director of Carver, each Named Executive Officer identified in the Summary Compensation Table included in this proxy statement, and all directors and executive officers of Carver or Carver Federal, as a group, as of July 20, 2020. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Voting Stock indicated and none of the shares are pledged as security.

Name	Title	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Common Stock Outstanding (2)
Lewis P. Jones III	Chairman of the Board	1,600	*
Pazel G. Jackson, Jr.	Director	88	*
Janet L. Rollé	Director	133	*
Susan M. Tohbe	Director	133	*
Colvin W. Grannum	Director	2,340	*
Kenneth J. Knuckles	Director	1,600	*
Craig C. MacKay	Director	1,000	*
Jillian E. Joseph	Director	—	—
Steven C. Bussey	Director	—	—
Michael T. Pugh	President, Chief Executive Officer and Director	10,100	*
Christina L. Maier	First Senior Vice President and Chief Financial Officer	—	*
Sophia Haliotis	Senior Vice President, Chief Credit Officer	6,000	*
All directors and other executive officers as a group (12 persons)		23,060	*

* Less than 1% of outstanding Common Stock.
(1) Amounts of equity securities shown include shares of common stock subject to options exercisable within 60 days as follows: Ms. Rollé – 66; Ms. Tohbe – 66; Mr. Jones – 600; Mr. Grannum – 600; Mr. Knuckles – 600; all officers and directors as a group – 1,932. Amounts of equity securities shown include unvested shares of restricted stock awarded to the executive officers and directors under the 2006 Stock Incentive Plan or the 2014 Equity Incentive Plan, which such executive officers and directors have neither voting nor dispositive power, as follows: Mr. Jones – 400; Mr. Grannum – 400; Mr. Knuckles – 400; Mr. MacKay – 1,000; Mr. Pugh – 10,000; Ms. Haliotis – 6,000; all officers and directors as a group -18,200.
(2) Percentages with respect to each person or group of persons have been calculated on the basis of 5,178,696 shares of Common Stock outstanding as of July 20, 2020, plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after July 20, 2020 by the exercise of stock options.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General

The Finance and Audit Committee of the Board of Directors of Carver has appointed the firm of BDO USA, LLP as independent auditors for Carver for the fiscal year ending March 31, 2021 and the Board of Directors has determined that it would be desirable to request that stockholders ratify such appointment. Representatives of BDO USA, LLP are expected to be present at the Annual Meeting. They will have an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

Stockholder ratification of the appointment of BDO USA, LLP is not required by Carver’s Bylaws or otherwise. However, the Board of Directors is submitting the appointment of the independent registered public accounting firm to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the appointment of BDO

USA, LLP, the Finance and Audit Committee will reconsider whether it should select another independent registered public accounting firm. Even if the selection is ratified, the Finance and Audit Committee, in its discretion, may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change is in the best interests of Carver and its stockholders.

Auditor Fee Information

Audit Fees

BDO USA, LLP’s billed audit fees for the fiscal years ended March 31, 2020 and March 31, 2019 were $300,000 and $300,000, respectively.

Audit-Related Fees

Carver’s audit-related fees during the fiscal years ended March 31, 2020 and March 31, 2019 were $67,000 and $100,820, respectively.

Tax Fees

Carver incurred tax fees during the fiscal years ended March 31, 2020 and March 31, 2019 were $0 and $24,804.

All Other Fees

Carver did not engage its current principal accountant to render services during the last two fiscal years, other than as reported above.

Pre-Approval Policy for Services by Independent Auditors

During fiscal year 2020, the Finance and Audit Committee of Carver’s Board of Directors pre-approved the engagement of BDO USA, LLP to provide non-audit services and considered whether, and determined that, the provision of such other services by BDO USA, LLP is compatible with maintaining BDO USA, LLP’s independence.

The Finance and Audit Committee has a policy to pre-approve all audit and permissible non-audit services provided by the Company’s independent auditor consistent with applicable SEC rules. Under the policy, prior to the engagement of the independent auditors for the next year’s audit, management submits an aggregate of services expected to be rendered during that year for each of the four categories of services described above to the Finance and Audit Committee for approval. Prior to engagement, the Finance and Audit Committee pre-approves these services by category of service. The fees are budgeted and the Finance and Audit Committee will receive periodic reports from management on actual fees versus the budget by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the pre-approval. In those instances, the Finance and Audit Committee requires specific pre-approval before engaging the independent auditor.

The Finance and Audit Committee has delegated pre-approval authority, subject to certain limits, to the chairman of the Finance and Audit Committee. The chairman is required to report, for informational purposes, any pre-approval decisions to the Finance and Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(iii) Exhibits. See below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

Exhibit Number	Description
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (2)
3.3
Certificate of Designation for Mandatorily Convertible Non-Voting Participating Preferred Stock Series C and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D of Carver Bancorp, Inc. (3)

3.4	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(4)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Description of Carver Bancorp, Inc. Securities (5)
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (6)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (6)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (6)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (7)
10.5	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (8)
10.6	Carver Bancorp, Inc. 2014 Equity Incentive Plan (9)
10.7	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (10)
11	Code of Ethics (11)
21.1	Subsidiaries of the Registrant (12)
31.1	Certifications of Chief Executive Officer (13)
31.2	Certifications of Chief Financial Officer (14)
31.3	Certifications of Chief Executive Officer
31.4	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (15)
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (16)

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
(5)Incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 originally filed by the Company on August 6, 2020.
(6)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.
(7)Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.
(8)Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.
(9)Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.
(10)Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.
(11)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(12)Incorporated herein by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 originally filed by the Company on August 6, 2020.
(13)Incorporated herein by reference to Exhibit 31.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 originally filed by the Company on August 6, 2020.
(14)Incorporated herein by reference to Exhibit 31.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 originally filed by the Company on August 6, 2020.
(15)Incorporated herein by reference to Exhibit 32.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 originally filed by the Company on August 6, 2020.

(16)Incorporated herein by reference to Exhibit 32.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 originally filed by the Company on August 6, 2020.

ITEM 16.FORM 10-K SUMMARY.

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

August 13, 2020	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer