Form 10-Q
period 2020-06-30
CARVER BANCORP INC
filed 2020-08-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2020
Common Stock, par value $0.01	2,857,410

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2020	March 31, 2020
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$113,435	$47,280
Money market investments	260	260
Total cash and cash equivalents	113,695	47,540
Investment securities:
Available-for-sale, at fair value	63,512	65,829
Held-to-maturity, at amortized cost (fair value of $10,304 and $10,564 at June 30, 2020 and March 31, 2020, respectively)	9,875	10,151
Total investment securities	73,387	75,980
Loans receivable:
Real estate mortgage loans	338,887	339,825
Commercial business loans	116,678	85,659
Consumer loans	3,006	3,248
Loans, gross	458,571	428,732
Allowance for loan losses	(4,836)	(4,946)
Total loans receivable, net	453,735	423,786
Premises and equipment, net	5,199	5,377
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	552	568
Accrued interest receivable	2,387	2,052
Right-of-use assets	17,093	17,614
Other assets	4,624	5,853
Total assets	$670,672	$578,770

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$92,678	$57,489
Interest-bearing deposits:
Interest-bearing checking	27,303	24,016
Savings	105,724	97,812
Money market	115,086	112,634
Certificates of deposit	197,176	194,287
Escrow	1,620	2,577
Total interest-bearing deposits	446,909	431,326
Total deposits	539,587	488,815
Advances from the FHLB-NY and other borrowed money	41,862	13,573
Operating lease liability	17,663	18,153
Other liabilities	24,519	9,335
Total liabilities	623,631	529,876

EQUITY
Preferred stock, (par value $0.01 per share: 44,521 and 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at June 30, 2020 and March 31, 2020, respectively)	44,521	45,118
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 3,775,052 and 3,701,449 shares issued; 3,773,108 and 3,699,505 shares outstanding at June 30, 2020 and March 31, 2020, respectively)	38	61
Additional paid-in capital	56,129	55,476
Accumulated deficit	(53,097)	(52,285)
Treasury stock, at cost (1,944 shares)	(408)	(408)
Accumulated other comprehensive (loss) income	(142)	932
Total equity	47,041	48,894
Total liabilities and equity	$670,672	$578,770

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2020	2019
Interest income:
Loans	$4,385	$4,823
Mortgage-backed securities	228	313
Investment securities	158	282
Money market investments	17	167
Total interest income	4,788	5,585

Interest expense:
Deposits	1,075	1,205
Advances and other borrowed money	167	208
Total interest expense	1,242	1,413

Net interest income	3,546	4,172
(Recovery of) provision for loan losses	(102)	1
Net interest income after (recovery of) provision for loan losses	3,648	4,171

Non-interest income:
Depository fees and charges	587	804
Loan fees and service charges	72	88
Gain on sale of securities	862	—
Gain on sale of loans, net	—	3
Other	162	46
Total non-interest income	1,683	941

Non-interest expense:
Employee compensation and benefits	2,646	2,720
Net occupancy expense	1,111	1,117
Equipment, net	394	288
Data processing	460	405
Consulting fees	61	79
Federal deposit insurance premiums	72	88
Other	1,399	1,554
Total non-interest expense	6,143	6,251

Loss before income taxes	(812)	(1,139)
Income tax expense	—	—
Net loss	$(812)	$(1,139)

Loss per common share:
Basic	$(0.22)	$(0.31)
Diluted	(0.22)	(0.31)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2020	2019
Net loss	$(812)	$(1,139)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale	(212)	879
Less: Reclassification adjustment for gains on sale of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	862	—
Total other comprehensive (loss) income, net of tax	(1,074)	879
Total comprehensive loss, net of tax	$(1,886)	$(260)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2020 and 2019
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended June 30, 2020
Balance — March 31, 2020	$45,118	$61	$55,476	$(52,285)	$(408)	$932	$48,894
Net loss	—	—	—	(812)	—	—	(812)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,074)	(1,074)
Conversion of Series D preferred stock to common stock	(597)	1	596	—	—	—	—
Stock based compensation expense	—	(24)	57	—	—	—	33
Balance — June 30, 2020	$44,521	$38	$56,129	$(53,097)	$(408)	$(142)	$47,041

Three Months Ended June 30, 2019
Balance — March 31, 2019	$45,118	$61	$55,514	$(52,201)	$(417)	$(939)	$47,136
Net loss	—	—	—	(1,139)	—	—	(1,139)
Other comprehensive income, net of taxes	—	—	—	—	—	879	879
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	5,339	—	—	5,339
Stock based compensation expense	—	—	1	—	—	—	1
Balance — June 30, 2019	$45,118	$61	$55,515	$(48,001)	$(417)	$(60)	$52,216

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(812)	$(1,139)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) loan losses	(102)	1
Stock based compensation expense	33	1
Depreciation and amortization expense	262	218
Gain on sale of real estate owned, net of market value adjustment	—	(19)
Gain on sale of securities	(862)	—
Gain on sale of loans, net	—	(3)
Amortization and accretion of loan premiums and discounts and deferred charges	218	36
Amortization and accretion of premiums and discounts — securities	170	208
Increase in accrued interest receivable	(335)	(15)
Decrease in other assets	1,829	3,861
Increase in other liabilities	15,180	977
Net cash provided by operating activities	15,581	4,126
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(33,036)	—
Proceeds sales of investments: Available-for-sale	30,190	—
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	4,790	2,119
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	267	235
Repayments and maturities, net of originations of loans held-for-investment	(30,612)	6,766
Proceeds on sale of loans	—	58
Redemption of FHLB-NY stock, net	16	268
Purchase of premises and equipment	(106)	(457)
Proceeds from sales of real estate owned	—	111
Net cash (used in) provided by investing activities	(28,491)	9,100
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	50,772	(5,859)
Net increase (decrease) in FHLB-NY advances and other borrowings	28,293	(6,000)
Net cash provided by (used in) financing activities	79,065	(11,859)
Net increase in cash and cash equivalents	66,155	1,367
Cash and cash equivalents at beginning of period	47,540	31,228
Cash and cash equivalents at end of period	$113,695	$32,595

Supplemental cash flow information:
Noncash financing and investing activities
Securities purchased but not yet paid for	$13,399	$—
Recognition of right-of-use asset	—	19,951
Recognition of operating lease liability	—	20,335
Recognition of finance lease asset	13	—
Recognition of finance lease liability	13	—

Cash paid for:
Interest	$1,167	$1,166
Income taxes	16	17

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

        In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 3.35% and the total amount of deferred interest was $2.7 million at June 30, 2020.

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

        On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the

Securities and Exchange Commission (“SEC”) on May 27, 2016. As a result of the Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Formal Agreement, Carver was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

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

        The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended March 31, 2021. The consolidated balance sheet at June 30, 2020 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2020. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

        Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

On March 11, 2020, the World Health Organization declared a pandemic related to the global spread of COVID-19, the disease caused by a novel strain of coronavirus. The COVID-19 pandemic has adversely affected global, national and local economies, resulting in significant volatility and disruption in banking and other financial activity in the areas in which we operate. In response to the pandemic, Governor Andrew Cuomo issued the "New York State on PAUSE" executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide effective March 22, 2020. As banking was designated an essential business by New York State, the Company remained open during this time. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 and the extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and the impact on customers, employees and vendors, all of which are uncertain and cannot be determined at this time.

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

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.

•The ability of a borrower of a multifamily federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multifamily borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requests or needed. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. Based on the analysis performed by the Bank, it was determined that additional reserves were not required as approximately half of the commercial loans resumed payments in July and August. As of the filing date, we have 55 loans that are on deferment totaling $48.1 million.

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

As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As of July 31, 2020, the Bank has approved 200 applications for approximately $34.6 million of loans under the PPP. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. The Federal Reserve established the Paycheck Protection Program Liquidity Facility (PPPLF) to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of July 31, 2020, the Bank's outstanding advances under the PPPLF totaled $28.3 million.

NOTE 3. LOSS PER COMMON SHARE

        The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended June 30, 2020,
$ in thousands except per share data	2020	2019
Net loss	$(812)	$(1,139)

Weighted average common shares outstanding - basic	3,700,082	3,698,897
Weighted average common shares outstanding – diluted	3,700,082	3,698,897

Basic loss per common share	$(0.22)	$(0.31)
Diluted loss per common share	(0.22)	(0.31)

        For the three months ended June 30, 2020 and 2019, all restricted shares and outstanding stock options were anti-dilutive.

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

In June 2020, an institutional investor notified the Company of their intention to effect a series of transfers of up to all its holdings of Series D Preferred Stock. As of June 30, 2020, 597 shares of Series D Preferred Stock were converted into 73,003 shares of Common Stock, which were subsequently sold in the open market. The conversion and sale had no impact on the Company's total capital.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

        The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three months ended June 30, 2020 and 2019:

$ in thousands	At March 31, 2020	Other Comprehensive Income, net of tax	At June 30, 2020
Net unrealized income (loss) on securities available-for-sale	$932	$(1,074)	$(142)

$ in thousands	At March 31, 2019	Other Comprehensive Income, net of tax	At June 30, 2019
Net unrealized loss on securities available-for-sale	$(939)	$879	$(60)

        There was an $862 thousand reclassification out of accumulated other comprehensive income to the consolidated statement of operations for the three months ended June 30, 2020. There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the three months ended June 30, 2019.

NOTE 6. INVESTMENT SECURITIES

        The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

        Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2020, $63.5 million, or 86.5%, of the Bank’s total securities were classified as available-for-sale, and $9.9 million, or 13.5%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2020 and March 31, 2020.

        Equity securities as of June 30, 2020 primarily consists of the Bank's investment in a limited partnership Community Capital Fund. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Other investments totaled $925 thousand at June 30, 2020 and are included in Other Assets on the Statements of Financial Condition.

        The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2020 and March 31, 2020:

	At June 30, 2020
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$1,867	$72	$—	$1,939
Federal Home Loan Mortgage Corporation	5,051	127	3	5,175
Total mortgage-backed securities	6,918	199	3	7,114
U.S. Government Agency Securities	22,699	15	190	22,524
Corporate Bonds	6,279	4	—	6,283
Muni Securities	17,779	—	169	17,610
Asset-backed Securities	9,979	2	—	9,981
Total available-for-sale	$63,654	$220	$362	$63,512

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$903	$78	$—	$981
Federal National Mortgage Association and Other	7,972	351	—	8,323
Total held-to-maturity mortgage-backed securities	8,875	429	—	9,304
Corporate Bonds	1,000	—	—	1,000
Total held-to maturity	$9,875	$429	$—	$10,304

	At March 31, 2020
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$3,510	$77	$—	$3,587
Federal Home Loan Mortgage Corporation	9,244	312	18	9,538
Federal National Mortgage Association	21,495	673	—	22,168
Total mortgage-backed securities	34,249	1,062	18	35,293
U.S. Government Agency Securities	26,616	20	155	26,481
Corporate Bonds	4,032	33	10	4,055
Total available-for-sale	$64,897	$1,115	$183	$65,829

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$972	$76	$—	$1,048
Federal National Mortgage Association and Other	8,179	342	—	8,521
Total held-to-maturity mortgage-backed securities	9,151	418	—	9,569
Corporate Bonds	1,000	—	5	995
Total held-to-maturity	$10,151	$418	$5	$10,564

        The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the three months ended June 30, 2020. There were no sales of available-for-sale and held-to-maturity securities for the three months ended June 30, 2019.

$ in thousands	June 30, 2020
Proceeds	$30,190
Gross gains	862
Gross losses	—

        The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2020 and March 31, 2020 for less than 12 months and 12 months or longer:

	At June 30, 2020
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$3	$563	$3	$563
U.S. Government Agency securities	—	—	190	20,906	190	20,906
Muni securities	169	12,393	—	—	169	12,393
Total available-for-sale securities	$169	$12,393	$193	$21,469	$362	$33,862

	At March 31, 2020
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$18	$619	$18	$619
U.S. Government Agency securities			155	21,494	155	21,494
Corporate bonds	10	1,999	—	—	10	1,999
Total available-for-sale securities	$10	$1,999	$173	$22,113	$183	$24,112
Held-to-Maturity:
Corporate bonds	$5	$995	$—	$—	$5	$995
Total held-to-maturity securities	$5	$995	$—	$—	$5	$995

        A total of 8 securities had an unrealized loss at June 30, 2020 compared to 7 at March 31, 2020. U.S. government agency securities and muni securities represented 61.7% and 36.6%, respectively, of total available-for-sale securities in an unrealized loss position at June 30, 2020. There was 1 mortgage-backed security and four U.S. government agency securities that had an unrealized loss position for more than 12 months at June 30, 2020. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and that the Company has the ability and intent to hold the securities until maturity or until the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at June 30, 2020.

        The following is a summary of the amortized cost and fair value of debt securities at June 30, 2020, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$1,002	$1,007	1.71%
One through five years	4,114	4,130	3.00%
Five through ten years	6,877	6,813	1.35%
After ten years	44,743	44,448	1.83%
Mortgage-backed securities	6,918	7,114	2.63%
Total	$63,654	$63,512	1.94%

Held-to-maturity:
Five through ten years	1,000	1,000	5.75%
Mortgage-backed securities	8,875	9,304	2.49%
Total	$9,875	$10,304	2.82%

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

        The general valuation allowance applied to those pooled loans not deemed to be impaired is determined using a three step process:

•Trends of historical losses where the net charge-offs on each category are reviewed over a 20 quarter look back period.
•Assessment of several qualitative factors which are adjusted to reflect changes in the current environment.
•Loss Emergence Period reserve "LEP" which takes into account that borrowers have the potential to have suffered some form of loss-causing event or circumstance but that the lender may be unaware of the event.

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the Commercial Real Estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During the first quarter of fiscal 2021, we increased our qualitative factors due to the ongoing pandemic. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period in the multifamily loan category showed improvement. This was due to one historical quarter with large charge-offs no longer being included in the calculation. Additionally, we had an overall decline in loan balances that required reserves. The net result of our analysis showed that a small release was appropriate for the quarter.

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

        The following is a summary of loans receivable at June 30, 2020 and March 31, 2020:

	June 30, 2020		March 31, 2020
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$96,204	21.1%	$105,532	24.8%
Multifamily	93,377	20.5%	89,241	21.0%
Commercial real estate	146,770	32.2%	141,761	33.3%
Business (1)	116,453	25.5%	85,425	20.1%
Consumer (2)	2,976	0.7%	3,213	0.8%
Total loans receivable	$455,780	100.0%	$425,172	100.0%

Unamortized premiums, deferred costs and fees, net	2,791		3,560

Allowance for loan losses	(4,836)		(4,946)
Total loans receivable, net	$453,735		$423,786
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank is participating as a lender in the Paycheck Protection Program ("PPP"), which opened on April 3, 2020. As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of June 30, 2020, the Bank has approved and funded approximately 192 applications totaling $34.4 million of loans under the PPP.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of June 30, 2020, the Bank has received 96 applications for payment deferrals on approximately $96.6 million of loans. This total included 71 commercial loans totaling $88.7 million and 25 residential loans totaling $7.9 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. Based on the analysis performed by the Bank, it was determined that additional reserves were not required as approximately half of the commercial loans resumed payments in July and August.

        The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2020 and 2019, and the fiscal year ended March 31, 2020.

Three months ended June 30, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946
Charge-offs	—	—	—	(10)	—	—	(10)
Recoveries	—	—	—	—	2	—	2
Provision for (recovery of) Loan Losses	(83)	(100)	143	(46)	(12)	(4)	(102)
Ending Balance	$972	$911	$955	$1,511	$202	$285	$4,836

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$870	$911	$955	$1,502	$202	$285	$4,725
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	103	—	—	8	—	—	111

Loan Receivables Ending Balance:	$97,976	$92,125	$148,786	$116,678	$3,006	$—	$458,571
Ending Balance: collectively evaluated for impairment	93,512	91,752	144,647	113,395	3,006	—	446,312
Ending Balance: individually evaluated for impairment	4,464	373	4,139	3,283	—	—	12,259

At March 31, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$899	$1,011	$812	$1,557	$212	$289	$4,780
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	156	—	—	10	—	—	166

Loan Receivables Ending Balance:	$107,528	$89,887	$142,410	$85,659	$3,248	$—	$428,732
Ending Balance: collectively evaluated for impairment	102,902	89,512	142,410	82,210	3,248	—	420,282
Ending Balance: individually evaluated for impairment	4,626	375	—	3,449	—	—	8,450

Three months ended June 30, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646
Charge-offs	—	—	—	—	(67)	—	(67)
Recoveries	—	—	—	88	2	—	90
Provision for (recovery of) Loan Losses	(42)	(10)	(98)	(18)	151	18	1
Ending Balance	$1,232	$875	$668	$1,400	$240	$255	$4,670

        The following is a summary of nonaccrual loans at June 30, 2020 and March 31, 2020.

$ in thousands	June 30, 2020	March 31, 2020
Gross loans receivable:
One-to-four family	$3,671	$3,582
Multifamily	373	375
Commercial real estate	4,139	—
Business	3,571	2,797
Consumer	22	22
Total nonaccrual loans	$11,776	$6,776

        Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan.

        At June 30, 2020 and March 31, 2020, other non-performing assets totaled $120 thousand which consisted of other real estate owned comprised of two foreclosed residential properties. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at June 30, 2020 and March 31, 2020.

        Although we believe that substantially all risk elements at June 30, 2020 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

        At June 30, 2020, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$91,752	$143,260	$111,758
Special Mention	—	1,387	1,630
Substandard	373	4,139	3,290
Total	$92,125	$148,786	$116,678

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$94,305	$3,006
Non-Performing		3,671	—
Total		$97,976	$3,006

        At March 31, 2020, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$89,512	$141,793	$80,016
Special Mention	—	617	2,184
Substandard	375	—	3,459
Total	$89,887	$142,410	$85,659

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$103,946	$3,225
Non-Performing		3,582	23
Total		$107,528	$3,248

        The following table presents an aging analysis of the recorded investment of past due loans receivables at June 30, 2020 and March 31, 2020.

June 30, 2020
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$660	$—	$2,959	$3,619	$94,357	$97,976
Multifamily	374	487	—	861	91,264	92,125
Commercial real estate	5,980	—	6,218	12,198	136,588	148,786
Business	413	510	1,620	2,543	114,135	116,678
Consumer	177	—	23	200	2,806	3,006
Total	$7,604	$997	$10,820	$19,421	$439,150	$458,571

March 31, 2020
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,410	$—	$3,202	$4,612	$102,916	$107,528
Multifamily	490	—	—	490	89,397	89,887
Commercial real estate	6,621	—	—	6,621	135,789	142,410
Business	1,360	3	700	2,063	83,596	85,659
Consumer	103	1	23	127	3,121	3,248
Total	$9,984	$4	$3,925	$13,913	$414,819	$428,732

        The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2020 and March 31, 2020.

	At June 30, 2020			At March 31, 2020
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,907	$4,654	$—	$3,819	$4,566	$—
Multifamily	373	375	—	375	376	—
Commercial real estate	4,139	4,139	—	—	—	—
Business	2,691	2,702	—	2,797	2,917	—
With an allowance recorded:
One-to-four family	557	553	103	807	803	156
Business	592	592	8	652	652	10
Total	$12,259	$13,015	$111	$8,450	$9,314	$166

        The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three month periods ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
	2020		2019
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,862	$27	$4,432	$17
Multifamily	374	4	3,179	27
Commercial real estate	2,069	—	238	—
Business	2,744	29	1,977	24
With an allowance recorded:
One-to-four family	682	—	926	—
Business	622	—	1,266	—
Total	$10,353	$60	$12,018	$68

        Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at June 30, 2020 were $3.4 million, $1.9 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2020, total TDR loans were $3.9 million, of which $2.2 million were non-performing.

        In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the three month periods ended June 30, 2020 and 2019.

        In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the three month periods ended June 30, 2020 and 2019, there were no modified loans that defaulted within 12 months of modification.

        At June 30, 2020, there were 5 loans in the TDR portfolio totaling $1.5 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2020, there were 6 loans in the TDR portfolio totaling $1.7 million that were on accrual status.

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

        The aggregate amount of loans outstanding to related parties was $70 thousand at June 30, 2020 and March 31, 2020. There were no advances and principal repayments during the the three months ended June 30, 2020.

        Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 8. FAIR VALUE MEASUREMENTS

        Fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are categorized in a a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

        The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2020 and March 31, 2020, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$152	$152
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,939	—	1,939
Federal Home Loan Mortgage Corporation	—	5,175	—	5,175
U.S. Government Agency securities	—	22,524	—	22,524
Corporate bonds	—	6,283	—	6,283
Muni securities	—	17,610	—	17,610
Asset-backed securities	—	9,981	—	9,981
Total available-for-sale securities	—	63,512	—	63,512
Total	$—	$63,512	$152	$64,589

	Fair Value Measurements at March 31, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$145	$145
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	3,587	—	3,587
Federal Home Loan Mortgage Corporation	—	9,538	—	9,538
Federal National Mortgage Association	—	22,168	—	22,168
U.S. Government Agency securities	—	26,481	—	26,481
Corporate bonds	—	4,055	—	4,055
Total available-for-sale securities	—	65,829	—	65,829
Total assets	$—	$65,829	$145	$65,974

        Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other investments. Level 3 assets accounted for 0.02% and 0.03% of the Company’s total assets measured at fair value at June 30, 2020 and March 31, 2020, respectively.

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

        In the three month period ended June 30, 2020, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

        The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2020 and 2019:

$ in thousands	Beginning balance, April 1, 2020	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2020	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2020
Mortgage servicing rights	145	7	—	—	152	7

$ in thousands	Beginning balance, April 1, 2019	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2019	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2019
Mortgage servicing rights	180	(12)	—	—	168	(12)
(1) Includes net servicing cash flows and the passage of time.

        For Level 3 assets measured at fair value on a recurring basis as of June 30, 2020 and March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	152	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	14.32%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points

$ in thousands	Fair Value March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	145	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	15.64%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1200 basis points
(1) Represents annualized loan repayment rate assumptions

        Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2020 and March 31, 2020, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2020, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$1,038	$1,038
Other real estate owned	—	—	120	$120

	Fair Value Measurements at March 31, 2020, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$1,293	$1,293
Other real estate owned	—	—	120	$120

        For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2020 and March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,038	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	120	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,293	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	120	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

        The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2020 and March 31, 2020 are as follows:

	June 30, 2020
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$113,695	$113,695	$113,695	$—	$—
Securities available-for-sale	63,512	63,512	—	63,512	—
Securities held-to-maturity	9,875	10,304	—	10,304	—
Loans receivable	453,735	468,148	—	—	468,148
Accrued interest receivable	2,387	2,387	—	2,387	—
Mortgage servicing rights	152	152	—	—	152
Other assets - Interest-bearing deposits	982	982	—	982	—
Financial Liabilities:
Deposits	$539,587	$541,088	$340,791	$200,297	$—
Other borrowed money	41,696	41,769	—	41,769	—
Accrued interest payable	2,770	2,770	—	2,770	—

	March 31, 2020
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$47,540	$47,540	$47,540	$—	$—
Securities available-for-sale	65,829	65,829	—	65,829	—
Securities held-to-maturity	10,151	10,564	—	10,564	—
Loans receivable	423,786	438,017	—	—	438,017
Accrued interest receivable	2,052	2,052	—	2,052	—
Mortgage servicing rights	145	145	—	—	145
Other assets - Interest-bearing deposits	981	981	—	981	—
Financial Liabilities:
Deposits	$488,815	$489,309	$291,951	$197,358	$—
Other borrowed money	13,403	13,386	—	13,386	—
Accrued interest payable	2,695	2,695	—	2,695	—

NOTE 10. NON-INTEREST REVENUE AND EXPENSE

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

Other non-interest income

        Other non-interest income includes correspondent banking fees, and income associated with an advertising services agreement covering marketing and use of the Bank's office space with a third party. The revenue is recognized on a monthly basis.

Interchange income

        The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchangee fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

        The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
$ in thousands	2020	2019
Non-interest income
In-scope of Topic 606
Depository fees and charges	$587	$804
Loan fees and service charges	57	75
Other non-interest income	92	14
Non-interest income (in-scope of Topic 606)	736	893
Non-interest income (out-of-scope of Topic 606)	947	48
Total non-interest income	$1,683	$941

        The following table sets forth other non-interest income and expense totals exceeding9 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended June 30,
$ in thousands	2020	2019
Other non-interest income:
Correspondent banking fees	$79	$—
Other	83	46
Total non-interest income	$162	$46

Other non-interest expense:
Advertising	$25	$93
Contributions	84	8
Legal expense	70	98
Insurance and surety	158	144
Audit expense	138	126
Outsourced service	25	156
Data lines / internet	112	108
Retail expenses	184	200
Director's fees	85	77
Other	518	544
Total non-interest expense	$1,399	$1,554

NOTE 11. LEASES

        On April 1, 2019, the Company adopted Topic 842 and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption. As of June 30, 2020, operating ROU lease assets and related lease liabilities totaled $17.1 million and $17.7 million, respectively.

        As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

        As of June 30, 2020, the Company had $174 thousand and $166 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

        The following tables present information about the Company's leases and the related lease costs as of and for the three months ended June 30, 2020:

June 30, 2020
Weighted-average remaining lease term
Operating leases	7.7 years
Finance lease	2.9 years

Weighted-average discount rate
Operating leases	3.00%
Finance lease	1.78%

	Three Months Ended June 30,
$ in thousands	2020	2019
Operating lease expense	$714	$730

Finance lease cost
Amortization of right-of use asset	21	—
Interest on lease liability	1	—

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	682	$686
Finance lease	17	—

        Maturities of lease liabilities at June 30, 2020 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2021	$2,041	$54
2022	2,619	72
2023	2,479	30
2024	2,535	11
2025	2,318	3
Thereafter	7,913	—
Total lease payments	19,905	170
Interest	(2,242)	(4)
Lease liability	$17,663	$166

NOTE 12. IMPACT OF RECENT ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

On April 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. Topic 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The adoption of Topic 606 did not have a material impact to the Company's consolidated financial statements. For the Company's revenue recognition policy on non-interest income, refer to Note 10 "Non-Interest Revenue and Expense."

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

On April 1, 2019, the Company adopted ASC Topic 842, Leases (Topic 842). From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this ASU effective April 1, 2019 and elected to apply the guidance as of the beginning of the period of adoption (April 1, 2019) and not restate comparative periods. The Company also elected certain optional practical expedients, which allow the Company to forego a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. Topic 842 also provides certain accounting policy elections for an entity’s ongoing accounting. For operating leases wherein the Company is the lessee, the Company has elected the practical expedient to not separate lease and non-lease components. Upon adoption, the Company recorded ROU assets and corresponding operating lease liabilities totaling $20.0 million. In addition, a $5.3 million cumulative effect adjustment to retained earnings was recorded to recognize the total deferred gain from the sale of buildings at the adoption date. As the implicit rate in each of the Company’s leases is not readily determinable, the Company is required to apply the Company’s incremental borrowing rate (“IBR”) to calculate the lease liability and ROU asset for its leasing arrangements. The Company has used the FHLB borrowing rate to calculate the IBR. The Company will also consider lease renewal options reasonably certain of exercise for purposes of determining the term of the underlying borrowing. The Company has considered various other factors, including, economic environment and determined that these factors do not currently impact the Company’s IBR calculation. The Company will continue to assess the appropriateness of the conclusions reached herein with respect to each of the factors discussed above and will determine the appropriate IBR for each new lease arrangement or modification, as required. See Note 11 “Leases” for further information.

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

NOTE 13. SUBSEQUENT EVENTS

On July 2, 2020, The Goldman Sachs Group, Inc., an institutional investor, completed the conversion and subsequent sale of its shares: 13,519 Series D Preferred Stock shares were converted into 1,653,397 shares of Common Stock, which were subsequently sold in the open market. The conversion and sale had no impact on the Company's total capital.

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

        Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $670.7 million in assets and 109 employees as of June 30, 2020.

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

        In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of June 30, 2020, all three award allocations have been fully utilized in qualifying projects.

        The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at June 30, 2020, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,400	$13,400	$15,702	$400	$—	$—	$16,102
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,099	11,099	—	1	—	4,191	4,192
Total	$1,100	$24,000	$24,499	$24,499	$15,702	$401	$—	$9,360	$25,463

* Entity exited the NMTC projects during fiscal year 2018 and remain on the above table pending final dissolution.
(1) Carver Statutory Trust I debt investment includes deferred interest of $2.7 million.

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

Critical Accounting Policies

        Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2020 included in its Form 10-K for the year ended March 31, 2020, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, assessment of the recoverability of the deferred tax asset, and the fair value of financial instruments involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2020.

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

Securities Impairment

        The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at June 30, 2020.

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

        On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand. A valuation allowance for the net deferred tax asset of $23.3 million has been recorded as of June 30, 2020. The valuation allowance was initially recorded during fiscal year 2011, and has remained through June 30, 2020, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income

As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits recorded as a deferred tax asset was $0 as of March 31, 2020. The AMT credits was $143 thousand as of March 31, 2020, all of which will be refunded to the Company upon filing of the fiscal year 2020 federal tax return.

Stock Repurchase Program

        On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2020, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased during the three months ended June 30, 2020. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval is required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which the U.S. Treasury continues to hold. The Company continues to be bound by the TARP CDCI restrictions so long as the U.S. Treasury is a common stockholder.

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

        Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $28.3 million, or 208.1%, to $41.9 million at June 30, 2020, compared to $13.6 million at March 31, 2020 as the Bank secured $28.3 million advances on the PPP liquidity facility ("PPPLF") at the Federal Reserve to fund PPP loans. The Bank had no advances outstanding from the FHLB-NY at June 30, 2020. At June 30, 2020, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $57.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

        The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2020 and March 31, 2020, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $113.7 million and $47.5 million, respectively.

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

        The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2020, total cash and cash equivalents increased $66.2 million to $113.7 million at June 30, 2020, compared to $47.5 million at March 31, 2020, reflecting cash provided by financing activities of $79.1 million and cash provided by operating activities of $15.6 million, offset by cash used in investing activities of $28.5 million. Net cash provided by financing activities of $79.1 million resulted from net increases in deposits and borrowings of $50.8 million and $28.3 million, respectively. The net increase in deposits was primarily due to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established with PPP customers. The $28.3 million increase in other borrowings was attributible to advances secured on the Bank's PPP liquidity facility at the Federal Reserve to fund PPP loans during the quarter. Net cash provided by operating activities of $15.6 million was primarily due to $13.4 million of unsettled trades related to securities purchases at the end of June. Net cash used in investing activities of $28.5 million was attributable to $30.6 million loan originations, net of principal repayments and payoffs. In addition, the Bank sold $30.2 million of securities and reinvested the funds towards purchases of new securities to improve the overall yield of the investment portfolio.

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

        The table below presents the capital position of the Bank at June 30, 2020:

	June 30, 2020
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$63,067	10.22%
Individual minimum capital requirement	55,565	9.00%
Minimum capital requirement	24,695	4.00%
Excess over individual minimum capital requirement	7,502	1.22%

Common equity Tier 1
Regulatory capital	$63,067	14.80%
Minimum capital requirement	29,824	7.00%
Excess	33,243	7.80%

Tier 1 risk-based capital
Regulatory capital	$63,067	14.80%
Minimum capital requirement	36,214	8.50%
Excess	26,853	6.30%

Total risk-based capital
Regulatory capital	$68,202	16.01%
Individual minimum capital requirement	51,126	12.00%
Minimum capital requirement	44,735	10.50%
Excess over individual minimum capital requirement	17,076	4.01%

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

        At June 30, 2020, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.22%, Common Equity Tier 1 capital ratio of 14.80%, Tier 1 risk-based capital ratio of 14.80%, and a total risk-based capital ratio of 16.01%.

Mortgage Representation and Warranty Liabilities

        During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At June 30, 2020, the Bank continues to service 104 loans with a principal balance of $17.6 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2020 (1)	$1,952
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(6)
Open claims as of June 30, 2020 (1)	$1,946
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

        Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2020:

$ in thousands	June 30, 2020
Representation and warranty repurchase reserve, March 31, 2020 (1)	$226
Net adjustment to reserve for repurchase losses (2)	17
Representation and warranty repurchase reserve, June 30, 2020 (1)	$243

(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2020 and March 31, 2020

Assets

        At June 30, 2020, total assets were $670.7 million, reflecting an increase of $91.9 million, or 15.9%, from total assets of $578.8 million at March 31, 2020. The increase is primarily attributible to a $66.2 million increase in cash and cash equivalents and a $29.9 million increase in the Bank's loan portfolio, net of the allowance for loan losses.

        Total cash and cash equivalents increased $66.2 million, or 139.3%, from $47.5 million at March 31, 2020 to $113.7 million at June 30, 2020. The increase in cash was primarily due to an increase in total deposits of $50.8 million and a $28.3 million increase in advances from the FHLB and other borrowings.

        Total investment securities decreased $2.6 million, or 3.4%, to $73.4 million at June 30, 2020, compared to $76.0 million at March 31, 2020. The Bank sold $30.2 million of securities out of the available-for-sale portfolio, recognizing gains of $0.9 million, and a $2 million agency security was called during the quarter. Most of the proceeds were reinvested towards securities purchases totaling $33.0 million as part of management's strategy to improve the overall yield of the Bank's investment portfolio.

        Gross portfolio loans increased $29.9 million, or 7.0%, to $458.6 million at June 30, 2020, compared to $428.7 million at March 31, 2020 primarily due new loan originations, of which $34.0 million were part of the SBA's Paycheck Protection Program ("PPP"). This was partially offset by attrition and payoffs of residential and non-owner occupied commercial real estate mortgage loans.

Liabilities and Equity

        Total liabilities increased $93.7 million, or 17.7%, to $623.6 million at June 30, 2020, compared to $529.9 million at March 31, 2020, primarily due to increases in total deposits and other borrowings related to the PPP.

        Deposits increased $50.8 million, or 10.4%, to $539.6 million at June 30, 2020, compared to $488.8 million at March 31, 2020, due primarily to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established with PPP customers

        Advances from the FHLB-NY and other borrowed money increased $28.3 million, or 208.1%, to $41.9 million at June 30, 2020, compared to $13.6 million at March 31, 2020 as the Bank secured advances on its PPP liquidity facility ("PPPLF") at the Federal Reserve to fund PPP loans.

        Other liabilities increased $15.2 million, or 163.4%, to $24.5 million at June 30, 2020, compared to $9.3 million at March 31, 2020, due primarily to $13.4 million of unsettled trades related to securities purchases at the end of the quarter.

        Total equity decreased $1.9 million, or 3.9%, to $47.0 million at June 30, 2020, compared to $48.9 million at March 31, 2020. The decrease was primarily due to an increase of $1.1 million in unrealized losses on securities available-for-sale as a result of the the recognition of gains from securities sales and a net loss of $0.8 million for the three month period ended June 30, 2020.

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

        The following table reflects the Bank's outstanding lending commitments and contractual obligations as of June 30, 2020:

$ in thousands
Commitments to fund mortgage loans	$800
Commitments to fund commercial and consumer loans	$4,500
Lines of credit	4,795
Commitment to fund private equity investment	253
Total	$10,348

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

Overview

        The Company reported a net loss of $0.8 million for the three months ended June 30, 2020, compared to a net loss of $1.1 million for the comparable prior year quarter. The change in our results was primarily attributible to an increase in non-interest income and a recovery of loan losses versus a provision for loan loss in the prior year quarter. These were partially offest by a decline in net interest income compared to the prior year period.

        The following table reflects selected operating ratios for the three months ended June 30, 2020 and 2019 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2020		2019
Return on average assets (1)	(0.52)%		(0.79)%
Return on average stockholders' equity (2)	(6.73)%		(8.61)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(6.82)%		(8.53)%
Net interest margin (3)	2.37%		3.07%
Interest rate spread (4)	2.15%		2.80%
Efficiency ratio (5)	117.48%		122.26%
Operating expenses to average assets (6)	3.91%		4.36%
Average stockholders' equity to average assets (7)	7.67%		9.22%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.58%		9.32%
Average interest-earning assets to average interest-bearing liabilities	1.27	x	1.26	x

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

	Three Months Ended June 30,
$ in thousands	2020	2019
Average Stockholders' Equity
Average Stockholders' Equity	$48,238	$52,885
Average AOCI	593	(531)
Average Stockholders' Equity, excluding AOCI	$47,645	$53,416

Return on Average Stockholders' Equity	(6.73)%	(8.61)%
Return on Average Stockholders' Equity, excluding AOCI	(6.82)%	(8.53)%

Average Stockholders' Equity to Average Assets	7.67%	9.22%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.58%	9.32%

Analysis of Net Interest Income

        The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $0.7 million, or 16.7%, to $3.5 million for the three months ended June 30, 2020, compared to $4.2 million for the same quarter last year.

        The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2020 and 2019. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended June 30,
	2020			2019
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$439,004	$4,385	4.00%	$419,887	$4,823	4.59%
Mortgage-backed securities	42,867	228	2.13%	51,749	313	2.42%
Investment securities(2)	34,222	158	1.85%	39,920	282	2.83%
Money market investments	81,407	17	0.08%	31,620	167	2.12%
Total interest-earning assets	597,500	4,788	3.21%	543,176	5,585	4.11%
Non-interest-earning assets	31,425			30,165
Total assets	$628,925			$573,341

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$26,029	$8	0.12%	$24,463	$8	0.13%
Savings and clubs	102,030	67	0.26%	98,779	64	0.26%
Money market	115,088	136	0.47%	98,550	153	0.62%
Certificates of deposit	194,845	863	1.78%	194,011	969	2.01%
Mortgagors deposits	2,816	1	0.14%	2,514	11	1.76%
Total deposits	440,808	1,075	0.98%	418,317	1,205	1.16%
Borrowed money	28,056	167	2.39%	13,469	208	6.21%
Total interest-bearing liabilities	468,864	1,242	1.06%	431,786	1,413	1.32%
Non-interest-bearing liabilities
Demand deposits	83,611			59,562
Other liabilities	28,212			29,108
Total liabilities	580,687			520,456
Stockholders' equity	48,238			52,885
Total liabilities and equity	$628,925			$573,341
Net interest income		$3,546			$4,172

Average interest rate spread			2.15%			2.80%

Net interest margin			2.37%			3.07%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

        Interest income decreased $0.8 million, or 14.3%, to $4.8 million for the three months ended June 30, 2020, compared to $5.6 million for the prior year quarter. For the three months ended June 30, 2020, interest income on loans decreased $0.5 million, or 3.4%, comprised of a decrease of $0.7 million due to a 59 basis-point decline in the overall yield of the loan portfolio. This was partially offset by an increase of $0.2 million due to a $19.1 million increase in average loan balances. Interest income on money market investments decreased $0.2 million for the three months ended June 30, 2020. The $49.8 million increase in the average balance of the Bank's interest-bearing account at the Federal Reserve Bank was offset by a decrease in the interest rate of 204 basis-points.

Interest Expense

        Interest expense decreased $0.2 million, or 14.3%, to $1.2 million for the three months ended June 30, 2020, compared to $1.4 million for the prior year quarter. Interest expense on deposits decreased $0.1 million for the three months ended June 30, 2020, primarily due to a decrease in the average rates of certificates of deposit.

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

Management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including a review of regulatory examinations, an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio. The general valuation allowance applied to those loans not deemed to be impaired is determined using a three step process:

•Trends of historical losses where the net charge-offs on each category are reviewed over a 20 quarter look back period.
•Assessment of several qualitative factors which are adjusted to reflect changes in the current environment.
•Loss Emergence Period reserve "LEP" which takes into account that borrowers have the potential to have suffered some form of loss-causing event or circumstance but that the lender may be unaware of the event.

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the Commercial Real Estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During the first quarter of fiscal 2021, we increased our qualitative factors due to the ongoing pandemic. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period in the multifamily loan category showed improvement. This was due to one historical quarter with large charge-offs no longer being included in the calculation. Additionally, we had an overall decline in loan balances that required reserves. The net result of our analysis showed that a small release was appropriate for the quarter. The Bank continues to maintain a $285 thousand unallocated reserve, or 5.9% of ALLL as of June 30, 2020.

The ALLL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. Any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. Loans made under the Payment Protection Program are fully guaranteed by the Small Business Administration; therefore, these loans do not have an associated allowance.

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

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2020 and 2019 and the fiscal year ended March 31, 2020:

$ in thousands	Three Months Ended June 30, 2020	Fiscal Year Ended March 31, 2020	Three Months Ended June 30, 2019
Beginning Balance	4,946	$4,646	$4,646
Less: Charge-offs	(10)	(183)	(67)
Add: Recoveries	2	464	90
(Recovery of) provision for loan losses	(102)	19	1
Ending Balance	$4,836	$4,946	$4,670

Ratios:
Net charge-offs to average loans outstanding (annualized)	(0.01)%	0.07%	0.02%
Allowance to total loans	1.05%	1.15%	1.11%
Allowance to non-performing loans	41.07%	72.99%	50.57%

        The Company recorded a $102 thousand recovery of loan loss for the three months ended June 30, 2020, compared to a $1 thousand provision for loan loss for the prior year quarter. Net charge-offs of $8 thousand were recognized during the first quarter, compared to net recoveries of $23 thousand for the prior year quarter.

At June 30, 2020, nonaccrual loans totaled $11.8 million, or 1.8% of total assets, compared to $6.8 million, or 1.2% of total assets at March 31, 2020. The ALLL was $4.8 million at June 30, 2020, which represents a ratio of the ALLL to nonaccrual loans of 41.1% compared to a ratio of 73.0% at March 31, 2020. The ratio of the allowance for loan losses to total loans was 1.05% at June 30, 2020, compared to 1.15% at March 31, 2020.

While the Bank experienced an increase in nonaccrual loans during the quarter, steps were taken to remediate these loans. The Bank is anticipating that the nonaccrual levels will normalize by the end of August, this will be achieved through loan payoffs, loan renewals and collection of past due payments. The Bank concluded that no additional reserves were needed on these loans as remediation plans had been finalized.

The Bank has received requests to modify loan terms to defer principal and/or interest payments from borrowers who are experiencing financial challenges due to the effects of COVID-19. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requested or needed. Outside of borrowers with short-term deferments, the delinquency and non-performing assets have increased due to various reasons such as prolonged vacancy or inadequate cash flow that for some may have existed prior to COVID-19. Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of June 30, 2020, the Bank has received 96 applications for payment deferrals on approximately $96.6 million of loans. This total included 71 commercial loans totaling $88.7 million and 25 residential loans totaling $7.9 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. Based on the analysis performed by the Bank, it was determined that additional reserves were not required as approximately half of the commercial loans resumed payments in July and August. As of the filing date, we have 55 loans that are on deferment totaling $48.1 million. Few of the remaining deferred loans have made requests for a second forbearance.

Non-performing Assets

        Non-performing assets consist of nonaccrual loans, loans held-for-sale and property acquired in settlement of loans, which is known as other real estate owned (OREO), including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the SBA. Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

        The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At June 30, 2020, loans classified as TDR totaled $3.4 million, of which $1.5 million were classified as performing. At March 31, 2020, loans classified as TDR totaled $3.9 million, of which $1.7 million were classified as performing.

        At June 30, 2020, non-performing assets totaled $11.9 million, or 1.8% of total assets compared to $6.9 million, or 1.2% of total assets at March 31, 2020. The Bank has seen an increase in its delinquencies since March 31, 2020, and has determined that $2.1 million of the increase is directly related to the COVID-19 pandemic. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,671	$3,582	$4,053	$3,753	$4,132
Multifamily	373	375	378	2,433	3,144
Commercial real estate	4,139	—	—	—	—
Business	3,571	2,797	2,754	1,542	1,958
Consumer	22	22	8	—	—
Total nonaccrual loans	11,776	6,776	7,193	7,728	9,234
Other non-performing assets (2):
Real estate owned	120	120	120	120	311
Total non-performing assets (3)	$11,896	$6,896	$7,313	$7,848	$9,545

Accruing loans contractually past maturity > 90 days (4)	—	—	—	—	35

Non-performing loans to total loans	2.57%	1.58%	1.70%	1.78%	2.19%
Non-performing assets to total assets	1.77%	1.19%	1.29%	1.34%	1.67%
Allowance to total loans	1.05%	1.15%	1.09%	1.07%	1.11%
Allowance to non-performing loans	41.07%	72.99%	64.05%	59.85%	50.57%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2020, there were $1.5 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

        In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2020, the Bank had $3.9 million in subprime loans, or 0.85% of its total loan portfolio, of which $1.2 million are non-performing loans.

Non-Interest Income

        Non-interest income increased $0.8 million, or 88.9%, to $1.7 million for the three months ended June 30, 2020, compared to $0.9 million for the prior year quarter primarily due to $0.9 million gains recognized from the sales of securities as management restructured the Bank's investment portfolio to improve the overall yield. Other non-interest income included $0.1 million fees earned from a new correspondent banking relationship during the current period. These increases were partially offset by lower depository fees compared to the prior period due to the negative impact of the COVID-19 pandemic on branch activities during the quarter.

Non-Interest Expense

        Non-interest expense decreased $0.2 million, or 3.2%, to $6.1 million for the three months ended June 30, 2020, compared to $6.3 million for the prior year quarter. Other non-interest expense decreased $0.2 million for the three months ended June 30, 2020, due to a vendor management initiative in the prior fiscal year which resulted in senior management canceling or renegotiating a number of contracts at significant savings to the Company. In addition, employee compensation and benefits expense decreased $0.1 million for the three months ended June 30, 2020. These were partially offset by increases in data processing and net equipment costs compared to the prior year period.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

        Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2020, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in Internal Control over Financial Reporting
        There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

        From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2020, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's first quarter ended June 30, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended June 30, 2020.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended June 30, 2020.

Item 3.Defaults Upon Senior Securities

        None.

Item 4.Mine Safety Disclosures

        Not applicable.

Item 5.Other Information

        None.

Item 6.Exhibits

        The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
4.4	Exchange Agreement, dated June 29, 2011, by and between the Company and the United States Department of the Treasury (4)
10.1	Securities Purchase Agreement by and between Carver Bancorp, Inc. and the U.S. Treasury Department, dated August 6, 2020 (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2020 (unaudited) and March 31, 2020; (ii) Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2020 and 2019 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2020 and 2019 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019 (unaudited); and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2020.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	August 14, 2020	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2020	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)