Form 10-Q
period 2020-09-30
CARVER BANCORP INC
filed 2020-11-16
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2020
Common Stock, par value $0.01	3,004,637

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2020	March 31, 2020
$ in thousands except per share data
ASSETS
Cash and cash equivalents:
Cash and due from banks	$70,673	$47,280
Money market investments	260	260
Total cash and cash equivalents	70,933	47,540
Investment securities:
Available-for-sale, at fair value	103,075	65,829
Held-to-maturity, at amortized cost (fair value of $9,917 and $10,564 at September 30, 2020 and March 31, 2020, respectively)	9,501	10,151
Total investment securities	112,576	75,980
Loans receivable:
Real estate mortgage loans	332,682	339,825
Commercial business loans	128,641	85,659
Consumer loans	2,876	3,248
Loans, gross	464,199	428,732
Allowance for loan losses	(4,916)	(4,946)
Total loans receivable, net	459,283	423,786
Premises and equipment, net	4,982	5,377
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	552	568
Accrued interest receivable	2,565	2,052
Right-of-use assets	16,514	17,614
Other assets	5,248	5,853
Total assets	$672,653	$578,770

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$87,002	$57,489
Interest-bearing deposits:
Interest-bearing checking	27,373	24,016
Savings	109,011	97,812
Money market	122,914	112,634
Certificates of deposit	192,588	194,287
Escrow	1,858	2,577
Total interest-bearing deposits	453,744	431,326
Total deposits	540,746	488,815
Advances from the FHLB-NY and other borrowed money	41,844	13,573
Operating lease liability	17,116	18,153
Other liabilities	26,551	9,335
Total liabilities	626,257	529,876

EQUITY
Preferred stock, (par value $0.01 per share: 18,076 and 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2020 and March 31, 2020, respectively)	18,076	45,118
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 5,361,213 and 3,701,449 shares issued; 2,857,410 and 3,699,505 shares outstanding at September 30, 2020 and March 31, 2020, respectively)	54	61
Additional paid-in capital	71,534	55,476
Accumulated deficit	(40,381)	(52,285)
Treasury stock, at cost (2,503,803 and 1,944 shares at September 30, 2020 and March 31, 2020, respectively)	(2,908)	(408)
Accumulated other comprehensive income	21	932
Total equity	46,396	48,894
Total liabilities and equity	$672,653	$578,770

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2020	2019	2020	2019
Interest income:
Loans	$4,670	$4,589	$9,055	$9,412
Mortgage-backed securities	89	296	317	609
Investment securities	281	230	439	512
Money market investments	32	173	49	340
Total interest income	5,072	5,288	9,860	10,873

Interest expense:
Deposits	1,035	1,184	2,110	2,389
Advances and other borrowed money	163	260	330	468
Total interest expense	1,198	1,444	2,440	2,857

Net interest income	3,874	3,844	7,420	8,016
(Recovery of) provision for loan losses	(1)	7	(103)	8
Net interest income after (recovery of) provision for loan losses	3,875	3,837	7,523	8,008

Non-interest income:
Depository fees and charges	762	811	1,349	1,615
Loan fees and service charges	97	73	169	161
Gain on sale of securities	—	—	862	—
Gain on sale of loans, net	—	22	—	25
Other	1,114	104	1,276	151
Total non-interest income	1,973	1,010	3,656	1,952

Non-interest expense:
Employee compensation and benefits	2,886	2,808	5,532	5,528
Net occupancy expense	1,119	1,147	2,230	2,264
Equipment, net	459	352	853	640
Data processing	653	421	1,113	826
Consulting fees	55	49	116	128
Federal deposit insurance premiums	86	(89)	158	(1)
Other	1,399	1,209	2,798	2,764
Total non-interest expense	6,657	5,897	12,800	12,149

Loss before income taxes	(809)	(1,050)	(1,621)	(2,189)
Income tax expense	—	—	—	—
Net loss	$(809)	$(1,050)	$(1,621)	$(2,189)

Loss per common share:
Basic	$(0.21)	$(0.28)	$(0.43)	$(0.59)
Diluted	(0.21)	(0.28)	(0.43)	(0.59)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Net loss	$(809)	$(1,050)	$(1,621)	$(2,189)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale	163	142	(49)	1,021
Less: Reclassification adjustment for gains on sale of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	—	—	862	—
Total other comprehensive (loss) income, net of tax	163	142	(911)	1,021
Total comprehensive loss, net of tax	$(646)	$(908)	$(2,532)	$(1,168)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Six Months Ended September 30, 2020 and 2019
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended September 30, 2020
Balance — June 30, 2020	$44,521	$38	$56,129	$(53,097)	$(408)	$(142)	$47,041
Net loss	—	—	—	(809)	—	—	(809)
Other comprehensive income, net of taxes	—	—	—	—	—	163	163
Conversion of Series D preferred stock to common stock	(12,922)	16	12,906	—	—	—	—
Stock relinquishment	(13,523)	(2)	—	13,525	—	—	—
Capital contribution	—	—	2,500	—	—	—	2,500
Repurchase of common stock		—	—	—	(2,500)		(2,500)
Stock based compensation expense	—	2	(1)	—	—	—	1
Balance — September 30, 2020	$18,076	$54	$71,534	$(40,381)	$(2,908)	$21	$46,396

Six Months Ended September 30, 2020
Balance — March 31, 2020	$45,118	$61	$55,476	$(52,285)	$(408)	$932	$48,894
Net loss	—	—	—	(1,621)	—	—	(1,621)
Other comprehensive loss, net of taxes	—	—	—	—	—	(911)	(911)
Conversion of Series D preferred stock to common stock	(13,519)	17	13,502	—	—	—	—
Stock relinquishment	(13,523)	(2)	—	13,525	—	—	—
Capital contribution	—	—	2,500	—	—	—	2,500
Repurchase of common stock	—	—	—		(2,500)		(2,500)
Stock based compensation expense	—	(22)	56	—	—	—	34
Balance — September 30, 2020	$18,076	$54	$71,534	$(40,381)	$(2,908)	$21	$46,396

Three Months Ended September 30, 2019
Balance — June 30, 2019	$45,118	$61	$55,515	$(48,001)	$(417)	$(60)	$52,216
Net loss	—	—	—	(1,050)	—	—	(1,050)
Other comprehensive income, net of taxes	—	—	—	—	—	142	142
Stock based compensation expense	—	—	1	—	—	—	1
Balance — September 30, 2019	$45,118	$61	$55,516	$(49,051)	$(417)	$82	$51,309

Six Months Ended September 30, 2019
Balance — March 31, 2019	$45,118	$61	$55,514	$(52,201)	$(417)	$(939)	$47,136
Net loss	—	—	—	(2,189)	—	—	(2,189)
Other comprehensive income, net of taxes	—	—	—	—	—	1,021	1,021
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	5,339	—	—	5,339
Stock based compensation expense	—	—	2	—	—	—	2
Balance — September 30, 2019	$45,118	$61	$55,516	$(49,051)	$(417)	$82	$51,309
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,621)	$(2,189)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) loan losses	(103)	8
Stock based compensation expense	34	2
Depreciation and amortization expense	519	446
Gain on sale of real estate owned, net of market value adjustment	(80)	(208)
Gain on sale of securities	(862)	—
Gain on sale of loans, net	—	(25)
Amortization and accretion of loan premiums and discounts and deferred charges	358	253
Amortization and accretion of premiums and discounts — securities	274	456
Increase in accrued interest receivable	(513)	(46)
Decrease in other assets	441	2,741
Increase in other liabilities	1,580	117
Net cash provided by operating activities	27	1,555
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(58,861)	—
Proceeds sales of investments: Available-for-sale	30,190	—
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	7,002	5,342
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	630	438
Repayments and maturities, net of originations of loans held-for-investment	(24,183)	15,724
Loans purchased from third parties	(11,767)	(20,902)
Proceeds on sale of loans	—	602
Redemption of FHLB-NY stock, net	16	(542)
Purchase of premises and equipment	(145)	(801)
Proceeds from sales of real estate owned	260	511
Net cash (used in) provided by investing activities	(56,858)	372
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	51,931	(7,075)
Net increase in FHLB-NY advances and other borrowings	28,293	12,149
Contribution of capital	2,500	—
Repurchase of common stock	(2,500)	—
Net cash provided by financing activities	80,224	5,074
Net increase in cash and cash equivalents	23,393	7,001
Cash and cash equivalents at beginning of period	47,540	31,228
Cash and cash equivalents at end of period	$70,933	$38,229

Supplemental cash flow information:
Noncash financing and investing activities
Securities purchased but not yet paid for	$15,614	$—
Recognition of right-of-use asset	—	19,951
Recognition of operating lease liability	—	20,335
Recognition of finance lease asset	13	163
Recognition of finance lease liability	13	153
Retirement of preferred stock	13,523	—
Retirement of common stock	2	—

Cash paid for:
Interest	$2,160	$2,385
Income taxes	36	32

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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. The interest rate was 3.30% and the total amount of deferred interest was $2.8 million at September 30, 2020.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended March 31, 2021. The consolidated balance sheet at September 30, 2020 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2020. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

    Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

On March 11, 2020, the World Health Organization declared a pandemic related to the global spread of COVID-19, the disease caused by a novel strain of coronavirus. The COVID-19 pandemic has adversely affected, and continues to adversely affect global, national and local economies, resulting in significant volatility and disruption in banking and other financial activity in the areas in which we operate. In response to the pandemic, Governor Andrew Cuomo issued the "New York State on PAUSE" executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide effective March 22, 2020. As banking was designated an essential business by New York State, the Company remained open during this time. While New York State went through a phased reopening upon expiration of the executive order, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 and the extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and the impact on customers, employees and vendors, all of which are uncertain and cannot be determined at this time.

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

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requests or needed. For the six months ended September 30, 2020, the Bank has received 91 applications for payment deferrals on approximately $95.9 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. An analysis of hte loans that remain on deferral showed that all were collateralized by real estate and had good loan-to-value ratios and acceptable DSCRs. Additionally, approximately half of the applicable commercial loans resumed payments in July and August. The Bank continues to see this positive trend and determined that additional reserves were not required at this time. As of September 30, 2020, we have 42 loans remaining that are on deferment with outstanding principal balances totaling $32.2 million.

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

As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As of September 30, 2020, the Bank has approved 203 applications for approximately $34.7 million of loans under the PPP. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. The net origination fees on these loans totaled approximately $743 thousand and are being recognized into interest income on loans over the 2-year stated maturity term of the PPP loans using the straight-line deferral method. The Federal Reserve established the Paycheck Protection Program Liquidity Facility (PPPLF) to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of September 30, 2020, the Bank's outstanding advances under the PPPLF totaled $28.3 million.

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2020	2019	2020	2019
Net loss	$(809)	$(1,050)	(1,621)	(2,189)

Weighted average common shares outstanding - basic	3,775,728	3,699,384	3,737,905	3,699,101
Weighted average common shares outstanding – diluted	3,775,728	3,699,384	3,737,905	3,699,101

Basic loss per common share	$(0.21)	$(0.28)	$(0.43)	$(0.59)
Diluted loss per common share	(0.21)	(0.28)	(0.43)	(0.59)

    For the three and six months ended September 30, 2020 and 2019, all restricted shares and outstanding stock options were anti-dilutive.

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

In June 2020, The Goldman Sachs Group, Inc., an institutional investor, notified the Company of their intention to effect a series of transfers of up to all its holdings of Series D Preferred Stock. The conversion and subsequent sale of shares were completed on July 2, 2020: 13,519 Series D Preferred Stock shares were converted into 1,653,397 shares of Common Stock, which were subsequently sold in the open market. The conversion and sale had no impact on the Company's total capital.

On July 9, 2020, the Company received notice that Morgan Stanley International Holdings Inc., an institutional investor, relinquished its ownership of 180,573 shares of Company common stock and 13,523 shares of Company Preferred Series D Stock to the Company at no cost to the Company.

On July 30, 2020, the Company reached an agreement in principle (the "Agreement in Principle") with the United States Department of the Treasury (the "Treasury Department") to repurchase 2,321,286 shares of common stock of the Company, owned by the Treasury Department for an aggregate purchase price of $2.5 million. In connection with the Agreement in Principle, Morgan Stanley provided a grant that was considered contributed capital to the Company to fund the repurchase transaction. The Company executed a written agreement with the Treasury Department and completed the repurchase on August 6, 2020.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

    The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the six months ended September 30, 2020 and 2019:

$ in thousands	At March 31, 2020	Other Comprehensive Loss, net of tax	At September 30, 2020
Net unrealized income (loss) on securities available-for-sale	$932	$(911)	$21

$ in thousands	At March 31, 2019	Other Comprehensive Income, net of tax	At September 30, 2019
Net unrealized income (loss) on securities available-for-sale	$(939)	$1,021	$82

    There was an $862 thousand reclassification out of accumulated other comprehensive income to the consolidated statement of operations for the six months ended September 30, 2020. There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2019.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2020, $103.1 million, or 91.6%, of the Bank’s total securities were classified as available-for-sale, and $9.5 million, or 8.4%, were classified as held-to-maturity. The Bank had no securities classified as trading at September 30, 2020 and March 31, 2020.

    Other investments as of September 30, 2020 primarily consists of the Bank's investment in a limited partnership Community Capital Fund. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Other investments totaled $925 thousand at September 30, 2020 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2020 and March 31, 2020:

	At September 30, 2020
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$1,628	$62	$—	$1,690
Federal Home Loan Mortgage Corporation	30,136	116	1	30,251
Federal National Mortgage Association	15,603	—	—	15,603
Total mortgage-backed securities	47,367	178	1	47,544
U.S. Government Agency Securities	20,473	—	164	20,309
Corporate Bonds	6,276	1	59	6,218
Muni Securities	17,773	14	53	17,734
Asset-backed Securities	11,165	156	51	11,270
Total available-for-sale	$103,054	$349	$328	$103,075

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$815	$71	$—	$886
Federal National Mortgage Association and Other	7,686	354	—	8,040
Total held-to-maturity mortgage-backed securities	8,501	425	—	8,926
Corporate Bonds	1,000	—	9	991
Total held-to maturity	$9,501	$425	$9	$9,917

	At March 31, 2020
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$3,510	$77	$—	$3,587
Federal Home Loan Mortgage Corporation	9,244	312	18	9,538
Federal National Mortgage Association	21,495	673	—	22,168
Total mortgage-backed securities	34,249	1,062	18	35,293
U.S. Government Agency Securities	26,616	20	155	26,481
Corporate Bonds	4,032	33	10	4,055
Total available-for-sale	$64,897	$1,115	$183	$65,829

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$972	$76	$—	$1,048
Federal National Mortgage Association and Other	8,179	342	—	8,521
Total held-to-maturity mortgage-backed securities	9,151	418	—	9,569
Corporate Bonds	1,000	—	5	995
Total held-to-maturity	$10,151	$418	$5	$10,564

    The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the six months ended September 30, 2020. There were no sales of available-for-sale and held-to-maturity securities for the three months ended September 30, 2020.

$ in thousands	September 30, 2020
Proceeds	$30,190
Gross gains	862
Gross losses	—

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2020 and March 31, 2020 for less than 12 months and 12 months or longer:

	At September 30, 2020
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$1	$438	$1	$438
U.S. Government Agency securities	—	—	164	20,309	164	20,309
Corporate bonds	59	5,217	—	—	59	5,217
Muni securities	53	10,195	—	—	53	10,195
Asset-backed securities	51	2,458	—	—	51	2,458
Total available-for-sale securities	$163	$17,870	$165	$20,747	$328	$38,617
Held-to-Maturity:
Corporate bonds	$9	$991	$—	$—	$9	$991
Total held-to-maturity securities	$9	$991	$—	$—	$9	$991

	At March 31, 2020
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$18	$619	$18	$619
U.S. Government Agency securities			155	21,494	155	21,494
Corporate bonds	10	1,999	—	—	10	1,999
Total available-for-sale securities	$10	$1,999	$173	$22,113	$183	$24,112
Held-to-Maturity:
Corporate bonds	$5	$995	$—	$—	$5	$995
Total held-to-maturity securities	$5	$995	$—	$—	$5	$995

    A total of 11 securities had an unrealized loss at September 30, 2020 compared to 7 at March 31, 2020. U.S. government agency securities and muni securities represented 52.6% and 26.4%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2020. There was one mortgage-backed security and three U.S. government agency securities that had an unrealized loss position for more than 12 months at September 30, 2020. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and that the Company has the ability and intent to hold the securities until maturity or until the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at September 30, 2020.

    The following is a summary of the amortized cost and fair value of debt securities at September 30, 2020, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$1,001	$1,002	1.71%
One through five years	3,763	3,723	3.04%
Five through ten years	6,402	6,343	1.32%
After ten years	44,521	44,463	1.84%
Mortgage-backed securities	47,367	47,544	1.26%
Total	$103,054	$103,075	1.58%

Held-to-maturity:
One through five years	$1,000	$991	4.23%
Mortgage-backed securities	8,501	8,926	2.4%
Total	$9,501	$9,917	2.82%

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

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the Commercial Real Estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During fiscal 2021, we increased our qualitative factors due to the ongoing pandemic. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period has improved for most of our loan categories.

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

    The following is a summary of loans receivable at September 30, 2020 and March 31, 2020:

	September 30, 2020		March 31, 2020
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$86,028	18.7%	$105,532	24.8%
Multifamily	96,431	20.9%	89,241	21.0%
Commercial real estate	146,953	31.9%	141,761	33.3%
Business (1)	128,998	27.9%	85,425	20.1%
Consumer (2)	2,847	0.6%	3,213	0.8%
Total loans receivable	$461,257	100.0%	$425,172	100.0%

Unamortized premiums, deferred costs and fees, net	2,942		3,560

Allowance for loan losses	(4,916)		(4,946)
Total loans receivable, net	$459,283		$423,786
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank is participating as a lender in the Paycheck Protection Program ("PPP"), which opened on April 3, 2020. As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of September 30, 2020, the Bank has approved and funded approximately 203 applications totaling $34.7 million of loans under the PPP.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. For the six months ended September 30, 2020, the Bank has received 91 applications for payment deferrals on approximately $95.9 million of loans. This total includes 66 commercial loans totaling $88.1 million and 25 residential loans totaling $7.8 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. An analysis of the loans that remain on deferral showed that all were collateralized by real estate and had good loan-to-value ratios and acceptable DSCRs. Additionally, approximately half of the commercial loans resumed payments in July and August. The Bank continues to see this positive trend and determined that additional reserves were not required at this time. As of September 30, 2020, we have 42 loans remaining that are on deferment with outstanding principal balances totaling $32.2 million. This total includes 26 commercial loans totaling $26.5 million and 16 residential loans totaling $5.7 million as of September 30, 2020.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2020 and 2019, and the fiscal year ended March 31, 2020.

Three months ended September 30, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	972	911	955	1,511	202	285	4,836
Charge-offs	—	—	—	(9)	—	—	(9)
Recoveries	87	—	—	2	1	—	90
Provision for (recovery of) Loan Losses	(106)	49	14	132	(14)	(76)	(1)
Ending Balance	$953	$960	$969	$1,636	$189	$209	$4,916

Six months ended September 30, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946
Charge-offs	—	—	—	(19)	—	—	(19)
Recoveries	87	—	—	2	3	—	92
Provision for (recovery of) Loan Losses	(189)	(51)	157	86	(26)	(80)	(103)
Ending Balance	$953	$960	$969	$1,636	$189	$209	$4,916

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$920	$960	$969	$1,626	$189	$209	$4,873
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	33	—	—	10	—	—	43

Loan Receivables Ending Balance:	$87,569	$97,162	$147,951	$128,641	$2,876	$—	$464,199
Ending Balance: collectively evaluated for impairment	83,719	96,790	146,791	125,669	2,876	—	455,845
Ending Balance: individually evaluated for impairment	3,850	372	1,160	2,972	—	—	8,354

At March 31, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$899	$1,011	$812	$1,557	$212	$289	$4,780
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	156	—	—	10	—	—	166

Loan Receivables Ending Balance:	$107,528	$89,887	$142,410	$85,659	$3,248	$—	$428,732
Ending Balance: collectively evaluated for impairment	102,902	89,512	142,410	82,210	3,248	—	420,282
Ending Balance: individually evaluated for impairment	4,626	375	—	3,449	—	—	8,450

Three months ended September 30, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,232	$875	$668	$1,400	$240	$255	$4,670
Charge-offs	—	—	—	(56)	(6)	—	(62)
Recoveries	8	—	—	2	—	—	10
Provision for (recovery of) Loan Losses	49	9	27	145	14	(237)	7
Ending Balance	$1,289	$884	$695	$1,491	$248	$18	$4,625

Six months ended September 30, 2019
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646
Charge-offs	—	—	—	(56)	(73)	—	(129)
Recoveries	8	—	—	90	2	—	100
Provision for (recovery of) Loan Losses	7	(1)	(71)	127	165	(219)	8
Ending Balance	$1,289	$884	$695	$1,491	$248	$18	$4,625

    The following is a summary of nonaccrual loans at September 30, 2020 and March 31, 2020.

$ in thousands	September 30, 2020	March 31, 2020
Gross loans receivable:
One-to-four family	$3,541	$3,582
Multifamily	372	375
Commercial real estate	1,160	—
Business	2,346	2,797
Consumer	—	22
Total nonaccrual loans	$7,419	$6,776

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan.

    At September 30, 2020, other non-performing assets totaled $60 thousand which consisted of other real estate owned comprised of one foreclosed residential property, compared to $120 thousand comprised of two foreclosed residential properties at March 31, 2020. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at September 30, 2020 and March 31, 2020.

    Although we believe that substantially all risk elements at September 30, 2020 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

    At September 30, 2020, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$96,790	$145,416	$124,059
Special Mention	—	1,375	1,610
Substandard	372	1,160	2,972
Total	$97,162	$147,951	$128,641

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$84,612	$2,876
Non-Performing		2,957	—
Total		$87,569	$2,876

    At March 31, 2020, and based on the most recent analysis performed, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$89,512	$141,793	$80,016
Special Mention	—	617	2,184
Substandard	375	—	3,459
Total	$89,887	$142,410	$85,659

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$103,946	$3,225
Non-Performing		3,582	23
Total		$107,528	$3,248

    The following table presents an aging analysis of the recorded investment of past due loans receivables at September 30, 2020 and March 31, 2020.

September 30, 2020
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$799	$—	$2,957	$3,756	$83,813	$87,569
Multifamily	729	483	—	1,212	95,950	97,162
Commercial real estate	936	—	5,917	6,853	141,098	147,951
Business	808	4,994	1,282	7,084	121,557	128,641
Consumer	176	101	—	277	2,599	2,876
Total	$3,448	$5,578	$10,156	$19,182	$445,017	$464,199

March 31, 2020
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,410	$—	$3,202	$4,612	$102,916	$107,528
Multifamily	490	—	—	490	89,397	89,887
Commercial real estate	6,621	—	—	6,621	135,789	142,410
Business	1,360	3	700	2,063	83,596	85,659
Consumer	103	1	23	127	3,121	3,248
Total	$9,984	$4	$3,925	$13,913	$414,819	$428,732

    The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2020 and March 31, 2020.

	At September 30, 2020			At March 31, 2020
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,772	$4,431	$—	$3,819	$4,566	$—
Multifamily	372	373	—	375	376	—
Commercial real estate	1,160	1,160	—	—	—	—
Business	2,419	2,555	—	2,797	2,917	—
With an allowance recorded:
One-to-four family	78	73	33	807	803	156
Business	553	553	10	652	652	10
Total	$8,354	$9,145	$43	$8,450	$9,314	$166

    The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three and six month periods ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2020		2019		2020		2019
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,795	$10	$4,185	$14	$3,840	$35	$4,241	$30
Multifamily	374	4	2,789	14	373	9	2,824	41
Commercial real estate	580	—	—	—	2,649	—	238	—
Business	2,608	26	1,699	16	2,555	55	1,696	41
With an allowance recorded:
One-to-four family	442	—	869	—	317	—	872	—
Business	602	—	1,067	—	602	—	1,088	—
Total	$8,401	$40	$10,609	$44	$10,336	$99	$10,959	$112

    Troubled debt restructured ("TDR") loans consist of modified loans where borrowers have been granted concessions in regards to the terms of their loans due to financial or other difficulties, which rendered them unable to repay their loans under the original contractual terms. Total TDR loans at September 30, 2020 were $2.7 million, $1.8 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2020, total TDR loans were $3.9 million, of which $2.2 million were non-performing.

    In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the six month periods ended September 30, 2020 and 2019.

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2020 and 2019, there were no modified loans that defaulted within 12 months of modification.

    At September 30, 2020, there were 4 loans in the TDR portfolio totaling $937 thousand that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2020, there were 6 loans in the TDR portfolio totaling $1.7 million that were on accrual status.

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

    The aggregate amount of loans outstanding to related parties was $60 thousand at September 30, 2020 and $70 thousand at March 31, 2020. During the six months ended September 30, 2020, principal repayments totaled $10 thousand.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2020 and March 31, 2020, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$142	$142
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,690	—	1,690
Federal Home Loan Mortgage Corporation	—	30,251	—	30,251
Federal National Mortgage Association	—	15,603	—	15,603
U.S. Government Agency securities	—	20,309	—	20,309
Corporate bonds	—	6,218	—	6,218
Muni securities	—	17,734	—	17,734
Asset-backed securities	—	11,270	—	11,270
Total available-for-sale securities	—	103,075	—	103,075
Total	$—	$103,075	$142	$103,217

	Fair Value Measurements at March 31, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$145	$145
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	3,587	—	3,587
Federal Home Loan Mortgage Corporation	—	9,538	—	9,538
Federal National Mortgage Association	—	22,168	—	22,168
U.S. Government Agency securities	—	26,481	—	26,481
Corporate bonds	—	4,055	—	4,055
Total available-for-sale securities	—	65,829	—	65,829
Total assets	$—	$65,829	$145	$65,974

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”) and other investments. Level 3 assets accounted for 0.02% and 0.03% of the Company’s total assets measured at fair value at September 30, 2020 and March 31, 2020, respectively.

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

    In the six month period ended September 30, 2020, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2020 and 2019:

$ in thousands	Beginning balance, April 1, 2020	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2020	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2020
Mortgage servicing rights	145	(3)	—	—	142	2

$ in thousands	Beginning balance, April 1, 2019	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2019	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2019
Mortgage servicing rights	180	(6)	—	—	174	(6)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of September 30, 2020 and March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	142	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	15.33%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points

$ in thousands	Fair Value March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	145	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	15.64%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1200 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2020 and March 31, 2020, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$588	$588
Other real estate owned	—	—	60	$60

	Fair Value Measurements at March 31, 2020, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$1,293	$1,293
Other real estate owned	—	—	120	$120

    For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2020 and March 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$588	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,293	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	120	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

[NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2020 and March 31, 2020 are as follows:

	September 30, 2020
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$70,933	$70,933	$70,933	$—	$—
Securities available-for-sale	103,075	103,075	—	103,075	—
Securities held-to-maturity	9,501	9,917	—	9,917	—
Loans receivable	459,283	473,924	—	—	473,924
Accrued interest receivable	2,565	2,565	—	2,565	—
Mortgage servicing rights	142	142	—	—	142
Other assets - Interest-bearing deposits	983	983	—	983	—
Financial Liabilities:
Deposits	$540,746	$541,588	$346,300	$195,288	$—
Other borrowed money	41,696	41,769	—	41,769	—
Accrued interest payable	2,975	2,975	—	2,975	—

	March 31, 2020
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$47,540	$47,540	$47,540	$—	$—
Securities available-for-sale	65,829	65,829	—	65,829	—
Securities held-to-maturity	10,151	10,564	—	10,564	—
Loans receivable	423,786	438,017	—	—	438,017
Accrued interest receivable	2,052	2,052	—	2,052	—
Mortgage servicing rights	145	145	—	—	145
Other assets - Interest-bearing deposits	981	981	—	981	—
Financial Liabilities:
Deposits	$488,815	$489,309	$291,951	$197,358	$—
Other borrowed money	13,403	13,386	—	13,386	—
Accrued interest payable	2,695	2,695	—	2,695	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Non-interest income
In-scope of Topic 606
Depository fees and charges	$762	$811	$1,349	$1,615
Loan fees and service charges	82	70	140	146
Other non-interest income	612	14	704	27
Non-interest income (in-scope of Topic 606)	1,456	895	2,193	1,788
Non-interest income (out-of-scope of Topic 606)	517	115	1,463	164
Total non-interest income	$1,973	$1,010	$3,656	$1,952

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Other non-interest income:
Grant income	$500	$—	$500	$—
Correspondent banking fees	601	—	680	—
Other	13	104	96	151
Total non-interest income	$1,114	$104	$1,276	$151

Other non-interest expense:
Advertising	$45	$109	$70	$202
Legal expense	192	75	262	173
Insurance and surety	174	160	333	304
Audit expense	138	136	275	262
Outsourced service	22	89	47	245
Data lines / internet	96	102	208	210
Retail expenses	207	177	391	377
Director's fees	85	77	170	154
Other	440	284	1,042	837
Total non-interest expense	$1,399	$1,209	$2,798	$2,764

NOTE 11. LEASES

    On April 1, 2019, the Company adopted Topic 842 and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption. As of September 30, 2020, operating ROU lease assets and related lease liabilities totaled $16.5 million and $17.1 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of September 30, 2020, the Company had $156 thousand and $148 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and six months ended September 30, 2020:

September 30, 2020
Weighted-average remaining lease term
Operating leases	7.4 years
Finance lease	2.8 years

Weighted-average discount rate
Operating leases	3.00%
Finance lease	1.78%

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Operating lease expense	$714	$735	$1,428	1,464

Finance lease cost
Amortization of right-of use asset	18	5.00	38	$5
Interest on lease liability	1	—	1	$—

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	682	$691	1,365	$1,377
Finance lease	14	16	31	$16

    Maturities of lease liabilities at September 30, 2020 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2021	$1,363	$35
2022	2,619	72
2023	2,479	30
2024	2,535	11
2025	2,318	3
Thereafter	7,913	—
Total lease payments	19,227	151
Interest	(2,111)	(3)
Lease liability	$17,116	$148

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

NOTE 13. SUBSEQUENT EVENTS

On October 15, 2020, the Company entered into an agreement with Banc of America Strategic Investments Corporation, under which it issued and sold 147,227 shares of its common stock, par value $0.01, at a price of $6.62 per share. The shares were issued on October 15, 2020, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $672.7 million in assets and 109 employees as of September 30, 2020.

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

    In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in NMTC. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC has retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  As of September 30, 2020, all three award allocations have been fully utilized in qualifying projects.

    The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at September 30, 2020, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,400	$13,400	$15,840	$400	$—	$—	$16,240
CDE 18*	600	13,254	—	—	—	—	—	5,169	5,169
CDE 19	500	10,746	11,119	11,119	—	1	—	4,191	4,192
Total	$1,100	$24,000	$24,519	$24,519	$15,840	$401	$—	$9,360	$25,601

* Entity exited the NMTC projects during fiscal year 2018 and remain on the above table pending final dissolution.
(1) Carver Statutory Trust I debt investment includes deferred interest of $2.8 million.

On March 11, 2020, the World Health Organization declared a pandemic related to the global spread of COVID-19, the disease caused by a novel strain of coronavirus. The COVID-19 pandemic has adversely affected, and continues to adversely affect global, national and local economies, resulting in significant volatility and disruption in banking and other financial activity in the areas in which we operate. In response to the pandemic, Governor Andrew Cuomo issued the "New York State on PAUSE" executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide effective March 22, 2020. As banking was designated an essential business by New York State, the Company has remained open during this time. The Company was proactive during the early stages of the crisis and immediately enacted our Business Continuity Plan and pandemic preparedness procedures. The Company implemented additional safety measures to ensure the health of its employees and customers at our open retail branch locations and most of our Corporate office employees shifted to a remote working environment. While New York State went through a phased reopening upon expiration of the executive order, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. On March 27, 2020, the CARES Act was signed to provide emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 and the extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and the impact on customers, employees and vendors, all of which are uncertain and cannot be determined at this time. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

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

Securities Impairment

    The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at September 30, 2020.

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

    On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand. A valuation allowance for the net deferred tax asset of $23.5 million has been recorded as of September 30, 2020. The valuation allowance was initially recorded during fiscal year 2011, and has remained through September 30, 2020, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits recorded as a deferred tax asset was $0 as of March 31, 2020. The AMT credits was $143 thousand as of March 31, 2020, all of which will be refunded to the Company upon filing of the fiscal year 2020 federal tax return.

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2020, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which it continued to hold. As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval was required to make further repurchases.

On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the U.S. Treasury. As of this date, the Company is not bound by any TARP CDCI restrictions as the U.S. Treasury is no longer a common stockholder of the Company.

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $28.2 million, or 207.4%, to $41.8 million at September 30, 2020, compared to $13.6 million at March 31, 2020 as the Bank secured $28.3 million advances on the PPP liquidity facility ("PPPLF") at the Federal Reserve at a rate of 35 basis points to fund PPP loans. The Bank had no advances outstanding from the FHLB-NY at September 30, 2020. At September 30, 2020, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $51.8 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Company also had $13.4 million in subordinated debt securities as of September 30, 2020.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2020 and March 31, 2020, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $70.9 million and $47.5 million, respectively.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2020, total cash and cash equivalents increased $23.4 million to $70.9 million at September 30, 2020, compared to $47.5 million at March 31, 2020, reflecting cash provided by financing activities of $80.2 million and cash provided by operating activities of $0.0 million, offset by cash used in investing activities of $56.9 million. Net cash provided by financing activities of $80.2 million resulted from net increases in deposits and borrowings of $51.9 million and $28.3 million, respectively. The net increase in deposits was primarily due to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established with PPP customers. The $28.3 million increase in other borrowings was attributible to advances secured on the Bank's PPP liquidity facility at the Federal Reserve to fund PPP loans during the first quarter. Net cash provided by operating activities of $0.0 million was primarily due to unsettled trades related to securities purchases at the end of September. Net cash used in investing activities of $56.9 million was attributable to securities purchases and loan originations and purchases, net of principal repayments and payoffs.

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

    In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework.  Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes.  The CARES Act and implementing rules temporarily reduced the Community Bank Leverage Ratio to 8%, to be gradually increased back to 9% by 2022. The CARES Act also provides that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two quarter grace period to satisfy the community bank leverage ratio. The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.

    The table below presents the capital position of the Bank at September 30, 2020:

	September 30, 2020
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$62,020	9.72%
Individual minimum capital requirement	57,420	9.00%
Minimum capital requirement	25,520	4.00%
Excess over individual minimum capital requirement	4,600	0.72%

Common equity Tier 1
Regulatory capital	$62,020	14.01%
Minimum capital requirement	30,985	7.00%
Excess	31,035	7.01%

Tier 1 risk-based capital
Regulatory capital	$62,020	14.01%
Minimum capital requirement	37,624	8.50%
Excess	24,396	5.51%

Total risk-based capital
Regulatory capital	$67,232	15.19%
Individual minimum capital requirement	53,117	12.00%
Minimum capital requirement	46,477	10.50%
Excess over individual minimum capital requirement	14,115	3.19%

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

    At September 30, 2020, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.72%, Common Equity Tier 1 capital ratio of 14.01%, Tier 1 risk-based capital ratio of 14.01%, and a total risk-based capital ratio of 15.19%.

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At September 30, 2020, the Bank continues to service 102 loans with a principal balance of $17.1 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2020 (1)	$1,952
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(11)
Open claims as of September 30, 2020 (1)	$1,941

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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the three months ended September 30, 2020:

$ in thousands	September 30, 2020
Representation and warranty repurchase reserve, March 31, 2020 (1)	$226
Net adjustment to reserve for repurchase losses (2)	29
Representation and warranty repurchase reserve, September 30, 2020 (1)	$255

(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2020 and March 31, 2020

Assets

    At September 30, 2020, total assets were $672.7 million, reflecting an increase of $93.9 million, or 16.2%, from total assets of $578.8 million at March 31, 2020. The increase is primarily attributible to a $23.4 million increase in cash and cash equivalents, and increases of $36.6 million and $35.5 million in the Bank's investment and loan portfolios, respectively.

    Total cash and cash equivalents increased $23.4 million, or 49.2%, from $47.5 million at March 31, 2020 to $70.9 million at September 30, 2020. The increase in cash was primarily due to an increase in total deposits of $51.9 million and a $28.2 million increase in advances from the FHLB and other borrowings. These increases were partially offset by investment purchases and loan originations and purchases.

    Total investment securities increased $36.6 million, or 48.2%, to $112.6 million at September 30, 2020, compared to $76.0 million at March 31, 2020. The Bank sold $30.2 million of securities out of the available-for-sale portfolio, recognizing gains of $0.9 million during the first quarter of the current fiscal year. The proceeds were reinvested with excess cash towards new securities purchases as part of management's strategy to restructure and improve the overall yield of the Bank's investment portfolio.

    Gross portfolio loans increased $35.5 million, or 8.3%, to $464.2 million at September 30, 2020, compared to $428.7 million at March 31, 2020 primarily due to new loan originations and purchases, of which $34.7 million were part of the SBA's Paycheck Protection Program ("PPP"). This was partially offset by attrition and payoffs of residential and non-owner occupied commercial real estate mortgage loans.

Liabilities and Equity

    Total liabilities increased $96.4 million, or 18.2%, to $626.3 million at September 30, 2020, compared to $529.9 million at March 31, 2020, primarily due to increases in total deposits and other borrowings related to the PPP.

    Deposits increased $51.9 million, or 10.6%, to $540.7 million at September 30, 2020, compared to $488.8 million at March 31, 2020, due primarily to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established with PPP customers.

    Advances from the FHLB-NY and other borrowed money increased $28.2 million to $41.8 million at September 30, 2020, compared to $13.6 million at March 31, 2020 as the Bank secured advances on its PPP liquidity facility ("PPPLF") at the Federal Reserve to fund PPP loans.

    Other liabilities increased $17.3 million to $26.6 million at September 30, 2020, compared to $9.3 million at March 31, 2020, due primarily to $15.6 million of unsettled trades related to securities purchases at the end of the quarter.

    Total equity decreased $2.5 million, or 5.1%, to $46.4 million at September 30, 2020, compared to $48.9 million at March 31, 2020. The decrease was due to a net loss of $1.6 million for the six month period ended September 30, 2020, and a decrease of $0.9 million in unrealized gains on securities available-for-sale as a result of the recognition of gains from securities sales during the first quarter of fiscal 2021. In addition, the Company completed several capital transactions outside of the ordinary course of business during the quarterly period ended September 30, 2020. The Goldman Sachs Group, Inc. effected a series of transfers to convert all its holdings of the Company's Series D Preferred Stock into common stock, which were subsequently sold in the open market This conversion and sale had no impact on the Company's total capital. Morgan Stanley International Holdings, Inc. relinquished its ownership in the Company's common stock and Preferred Series D Stock to the Company at no cost to the Company. The Company repurchased all its shares of common stock held by the U.S Treasury. Morgan Stanley provided a $2.5 million grant to the Company to fund this repurchase transaction.

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

    The following table reflects the Bank's outstanding lending commitments and contractual obligations as of September 30, 2020:

$ in thousands
Commitments to fund mortgage loans	$2,750
Lines of credit	4,818
Commitment to fund private equity investment	253
Total	$7,821

Comparison of Operating Results for the Three and Six Months Ended September 30, 2020 and 2019

Overview

    The Company reported a net loss of $0.8 million for the three months ended September 30, 2020, compared to a net loss of $1.1 million for the comparable prior year quarter. For the six months ended September 30, 2020, the Company reported a net loss of $1.6 million, compared to a net loss of $2.2 million for the prior year period. The change in our results was primarily driven by an increase in non-interest income and recoveries of loan losses compared to provisions for loan losses in the prior year. These were partially offset by increases in non-interest expense and a decline in interest income compared to the prior year periods.

    The following table reflects selected operating ratios for the three and six months ended September 30, 2020 and 2019 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2020		2019		2020		2019
Return on average assets (1)	(0.48)%		(0.73)%		(0.50)%		(0.76)%
Return on average stockholders' equity (2)	(6.82)%		(8.02)%		(6.78)%		(8.32)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(6.84)%		(8.03)%		(6.83)%		(8.28)%
Net interest margin (3)	2.42%		2.81%		2.40%		2.94%
Interest rate spread (4)	2.21%		2.55%		2.18%		2.67%
Efficiency ratio (5)	113.85%		121.49%		115.57%		121.88%
Operating expenses to average assets (6)	3.98%		4.08%		3.95%		4.22%
Average stockholders' equity to average assets (7)	7.10%		9.05%		7.37%		9.14%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.07%		9.04%		7.32%		9.18%
Average interest-earning assets to average interest-bearing liabilities	1.29	x	1.25	x	1.28	x	1.25	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2020	2019	2020	2019
Average Stockholders' Equity
Average Stockholders' Equity	$47,465	$52,358	$47,849	$52,619
Average AOCI	156	71	373	(228)
Average Stockholders' Equity, excluding AOCI	$47,309	$52,287	$47,476	$52,847

Return on Average Stockholders' Equity	(6.82)%	(8.02)%	(6.78)%	(8.32)%
Return on Average Stockholders' Equity, excluding AOCI	(6.84)%	(8.03)%	(6.83)%	(8.28)%

Average Stockholders' Equity to Average Assets	7.10%	9.05%	7.37%	9.14%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.07%	9.04%	7.32%	9.18%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $0.1 million, or 2.6%, to $3.9 million for the three months ended September 30, 2020, compared to $3.8 million for the same quarter last year. Net interest income decreased $0.6 million, or 7.5%, to $7.4 million for the six months ended September 30, 2020, compared to $8.0 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2020 and 2019. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended September 30,
	2020			2019
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$454,108	$4,670	4.11%	$425,480	$4,589	4.31%
Mortgage-backed securities	15,828	89	2.25%	50,643	296	2.34%
Investment securities(2)	59,016	281	1.90%	39,058	230	2.36%
Money market investments	111,369	32	0.11%	32,418	173	2.12%
Total interest-earning assets	640,321	5,072	3.16%	547,599	5,288	3.86%
Non-interest-earning assets	28,359			30,830
Total assets	$668,680			$578,429

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$27,421	$8	0.12%	$22,455	$7	0.12%
Savings and clubs	107,771	71	0.26%	97,843	65	0.26%
Money market	118,546	140	0.47%	103,119	148	0.57%
Certificates of deposit	200,630	815	1.61%	191,025	955	1.98%
Mortgagors deposits	1,949	1	0.20%	1,913	9	1.87%
Total deposits	456,317	1,035	0.90%	416,355	1,184	1.13%
Borrowed money	41,854	163	1.55%	21,883	260	4.71%
Total interest-bearing liabilities	498,171	1,198	0.95%	438,238	1,444	1.31%
Non-interest-bearing liabilities
Demand deposits	92,231			58,533
Other liabilities	30,813			29,300
Total liabilities	621,215			526,071
Stockholders' equity	47,465			52,358
Total liabilities and equity	$668,680			$578,429
Net interest income		$3,874			$3,844

Average interest rate spread			2.21%			2.55%

Net interest margin			2.42%			2.81%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2020			2019
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$446,596	$9,055	4.06%	$422,699	$9,412	4.45%
Mortgage-backed securities	29,274	317	2.17%	51,193	609	2.38%
Investment securities(2)	46,687	439	1.88%	39,486	512	2.59%
Money market investments	96,470	49	0.10%	32,021	340	2.12%
Total interest-earning assets	619,027	9,860	3.19%	545,399	10,873	3.98%
Non-interest-earning assets	29,884			30,499
Total assets	$648,911			$575,898

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$26,729	$17	0.13%	$23,453	$14	0.12%
Savings and clubs	104,916	138	0.26%	98,309	129	0.26%
Money market	116,826	276	0.47%	100,847	302	0.60%
Certificates of deposit	197,753	1,677	1.69%	192,510	1,924	1.99%
Mortgagors deposits	2,380	2	0.17%	2,212	20	1.80%
Total deposits	448,604	2,110	0.94%	417,331	2,389	1.14%
Borrowed money	34,993	330	1.88%	17,699	468	5.27%
Total interest-bearing liabilities	483,597	2,440	1.01%	435,030	2,857	1.31%
Non-interest-bearing liabilities
Demand deposits	87,945			59,044
Other liabilities	29,520			29,205
Total liabilities	601,062			523,279
Stockholders' equity	47,849			52,619
Total liabilities and equity	$648,911			$575,898
Net interest income		$7,420			$8,016

Average interest rate spread			2.18%			2.67%

Net interest margin			2.40%			2.94%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income decreased $0.2 million, or 3.8%, to $5.1 million for the three months ended September 30, 2020, compared to $5.3 million for the prior year quarter. For the six months ended September 30, 2020, interest income decreased $1.0 million, or 9.2%, to $9.9 million, compared to $10.9 million for the prior year period. For the six months ended September 30, 2020, interest income on loans decreased $0.3 million, or 3.2%, comprised of a decrease of $0.9 million due to a 39 basis-point decline in the overall yield of the loan portfolio. This was partially offset by an increase of $0.6 million due to a $23.9 million increase in average loan balances. Interest income on mortgage-backed securities was lower due to a decline in average balances and rates compared to the prior year. Interest income on money market investments decreased $0.2 million and $0.3 million for the three and six months ended September 30, 2020, respectively, as compared to the same prior year periods. The increase in the average balance of the Bank's interest-bearing account at the Federal Reserve Bank was offset by a decrease in interest rates.

Interest Expense

    Interest expense decreased $0.2 million, or 14.3%, to $1.2 million for the three months ended September 30, 2020, compared to $1.4 million for the prior year quarter. For the six months ended September 30, 2020, interest expense decreased $0.5 million, or 17.2%, to $2.4 million compared to $2.9 million for the prior year period. Interest expense on deposits decreased $0.2 million and $0.3 million for the three and six months ended September 30, 2020, respectively, primarily due to a decrease in the average rates of certificates of deposit.

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

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the Commercial Real Estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During fiscal 2021, we increased our qualitative factors due to the ongoing pandemic. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period has improved for most of our loan categories. The Bank continues to maintain a $209 thousand unallocated reserve, or 4.3% of ALLL as of September 30, 2020.

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

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2020 and 2019 and the fiscal year ended March 31, 2020:

$ in thousands	Six Months Ended September 30, 2020	Fiscal Year Ended March 31, 2020	Six Months Ended September 30, 2019
Beginning Balance	4,946	$4,646	$4,646
Less: Charge-offs	(19)	(183)	(129)
Add: Recoveries	92	464	100
(Recovery of) provision for loan losses	(103)	19	8
Ending Balance	$4,916	$4,946	$4,625

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.03%	0.07%	(0.01)%
Allowance to total loans	1.06%	1.15%	1.07%
Allowance to non-performing loans	66.26%	72.99%	59.85%

    The Company recorded a $1 thousand recovery of loan loss for the three months ended September 30, 2020, compared to a $7 thousand provision for loan loss for the prior year quarter. Net recoveries of $81 thousand were recognized during the second quarter, compared to net charge-offs of $52 thousand for the prior year quarter. For the six months ended September 30, 2020, the Company recorded a $103 thousand recovery of loan loss, compared to a $8 thousand provision for loan loss for the prior year period. Net recoveries of $73 thousand were recognized for the six months ended September 30, 2020, compared to net charge-offs of $29 thousand in the prior year period.

At September 30, 2020, nonaccrual loans totaled $7.4 million, or 1.1% of total assets, compared to $6.8 million, or 1.2% of total assets at March 31, 2020. The ALLL was $4.9 million at September 30, 2020, which represents a ratio of the ALLL to nonaccrual loans of 66.3% compared to a ratio of 73.0% at March 31, 2020. The ratio of the allowance for loan losses to total loans was 1.06% at September 30, 2020, compared to 1.15% at March 31, 2020.

The Bank has received requests to modify loan terms to defer principal and/or interest payments from borrowers who are experiencing financial challenges due to the effects of COVID-19. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requested or needed. Outside of borrowers with short-term deferments, the delinquency and non-performing assets have increased due to various reasons such as prolonged vacancy or inadequate cash flow that for some may have existed prior to COVID-19. Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. For the six months ended September 30, 2020, the Bank has received 91 applications for payment deferrals on approximately $95.9 million of loans. This total includes 66 commercial loans totaling $88.1 million and 25 residential loans totaling $7.8 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. An analysis of the loans that remain on deferral showed that all were collateralized by real estate and had good loan-to-value ratios and acceptable DSCRs. Additionally, approximately half of the commercial loans resumed payments in July and August. The Bank continues to see this positive trend and determined that additional reserves were not required at this time. Few of the remaining deferred loans have made requests for a second forbearance. As of September 30, 2020, we have 42 loans remaining that are on deferment with outstanding principal balances totaling $32.2 million.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At September 30, 2020, loans classified as TDR totaled $2.7 million, of which $0.9 million were classified as performing. At March 31, 2020, loans classified as TDR totaled $3.9 million, of which $1.7 million were classified as performing.

    At September 30, 2020, non-performing assets totaled $7.5 million, or 1.1% of total assets compared to $6.8 million, or 1.2% of total assets at March 31, 2020. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,541	$3,671	$3,582	$4,053	$3,753
Multifamily	372	373	375	378	2,433
Commercial real estate	1,160	4,139	—	—	—
Business	2,346	3,571	2,797	2,754	1,542
Consumer	—	22	22	8	—
Total nonaccrual loans	7,419	11,776	6,776	7,193	7,728
Other non-performing assets (2):
Real estate owned	60	120	120	120	120
Total non-performing assets (3)	$7,479	$11,896	$6,896	$7,313	$7,848

Non-performing loans to total loans	1.60%	2.57%	1.58%	1.70%	1.78%
Non-performing assets to total assets	1.11%	1.77%	1.19%	1.29%	1.34%
Allowance to total loans	1.06%	1.05%	1.15%	1.09%	1.07%
Allowance to non-performing loans	66.26%	41.07%	72.99%	64.05%	59.85%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2020, there were $0.9 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

(4) Loans 90 days or more past maturity and still accruing, which were not included in the non-performing category, are presented in the above table.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2020, the Bank had $3.8 million in subprime loans, or 0.81% of its total loan portfolio, of which $1.1 million are non-performing loans.

Non-Interest Income

    Non-interest income increased $1.0 million, or 100.0%, to $2.0 million for the three months ended September 30, 2020, compared to $1.0 million for the prior year quarter. For the six months ended September 30, 2020, non-interest income increased $1.7 million, or 85.0%, to $3.7 million, compared to $2.0 million for the prior year period. Other non-interest income included $0.6 million and $0.7 million fees earned from a new correspondent banking relationship for the current three and six month periods, respectively. In addition, other non-interest income for the current quarter includes $0.5 million grant income provided by UBS for the Company to extend working capital loans and financial education to small businesses owned and operated by minorities. Non-interest income for the six months ended September 30, 2020 included $0.9 million gains recognized from the sales of securities during the first quarter, as management restructured the Bank's investment portfolio to improve the overall yield. These increases were partially offset by lower depository fees compared to the prior periods due to the negative impact of the COVID-19 pandemic on branch activities.

Non-Interest Expense

    Non-interest expense increased $0.8 million, or 13.6%, to $6.7 million for the three months ended September 30, 2020, compared to $5.9 million for the prior year quarter. For the six months ended September 30, 2020, non-interest expense increased $0.7 million, or 5.8%, to $12.8 million, compared to $12.1 million for the prior year period. Net equipment and data processing costs were higher compared to the prior year periods due to new hardware/software contracts and deconversion costs. In addition, FDIC insurance premiums were lower in the prior year since the Bank was eligible for the FDIC small bank assessment credit.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2020, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

    Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2020, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's second quarter ended September 30, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a) No unregistered securities were sold by the Company during the quarter ended September 30, 2020.

(b) Not applicable.

(c) The Company did not repurchase any of its securities during the quarter ended September 30, 2020.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    None.

Item 6.Exhibits

    The following exhibits are submitted with this report:

3.1	Certificate of Incorporation of Carver Bancorp, Inc. (1)
3.2	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (2)
3.3	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (3)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Certificate of Designations of Mandatorily Convertible Non-Voting Participating Preferred Stock, Series C, and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D (4)
4.3	Form of Stockholder Rights Agreement, dated June 29, 2011, by and between the Company and certain purchasers (4)
10.1	Securities Purchase Agreement by and between Carver Bancorp, Inc. and the U.S. Treasury Department, dated August 6, 2020 (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2020 (unaudited) and March 31, 2020; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2020 and 2019 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2020 and 2019 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019 (unaudited); and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2020.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	November 16, 2020	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2020	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)