Form 10-K
period 2021-03-31
CARVER BANCORP INC
filed 2021-06-29
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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

As of June 28, 2021 there were 3,467,798 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2020 (based on the closing sales price of $6.45 per share of the registrant's common stock on September 30, 2020) was approximately $21,499,579.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders. (Part III)

CARVER BANCORP, INC.
2021 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to Carver Bancorp, Inc.'s (the "Company" or "Carver") financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates.  These factors include but are not limited to the following:

•the effects of COVID-19, which includes, but is not limited to, the length of time that the pandemic continues, the duration of restrictive orders and the potential imposition of restrictions on businesses and travel in the future, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, and the effect of the pandemic on the general economy and the business of our borrowers;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver Federal's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $676.7 million in assets and 104 employees as of March 31, 2021.

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

The Bank formalized its many community focused investments on August 18, 2005, by forming Carver Community Development Corporation ("CCDC"). CCDC oversees the Bank's participation in local economic development and other community-based initiatives, including financial literacy activities. CCDC coordinates the Bank's development of an innovative approach to reach the unbanked customer market in Carver Federal's communities. Importantly, CCDC spearheads the Bank's applications for grants and other resources to help fund these important community activities. In this connection, Carver Federal has successfully competed with large regional and global financial institutions in a number of competitions for government grants and other awards.  In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive an award of $59 million in New Markets Tax Credits ("NMTC"). CCDC won a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC award is used to stimulate economic development in low- to moderate-income communities.  The NMTC awards enable the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against Federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. As of March 31, 2021, all three award allocations have been fully utilized in qualifying projects. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and footnotes to the financial statements for additional details on the NMTC activities.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2021, this subsidiary had $267 thousand in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2021, CAC owned mortgage loans carried at approximately $7.4 million and total assets of $129.2 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Trust is not consolidated with the Company for financial reporting purposes in accordance with the

Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 810 regarding the consolidation of variable interest entities. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments on the Carver Statutory Trust I capital securities through September 2016. Such payments were made in September 2016. Debenture interest payments had been deferred beginning with the December 2016 payment, which was permissible under the terms of the Indenture for up to twenty consecutive quarters, as the Company was prohibited from making payments without prior approval from the Federal Reserve Bank. The total amount of deferred interest was $3.1 million at March 31, 2021, which was subsequently paid on June 16, 2021.

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

Human Capital Resources

    At March 31, 2021, the Company had 104 employees, nearly all of whom are full-time and of which approximately 62.5% were female and 81.7% were minorities. The majority of our employees are based in New York. Our goal is to attract, develop, retain and plan for succession of key talent and executives to achieve strategic objectives. We are continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development.

We offer a comprehensive benefits program to our employees and design our compensation programs to attract, retain and motivate employees, as well as to align with Company performance. None of the Company's employees are a member of a collective bargaining agreement and we consider our relations with our employees to be good.

In response to the COVID-19 pandemic, we implemented significant operating environmental changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

The Company team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and Community Reinvestment. Additionally, the Company's management team works with leaders of community organizations, community development organizations, and consumer financial educations organizations to identify the credit, investment, and service needs of its community.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage and business loans originated by the Bank's lending teams and secured by commercial real estate including multifamily, mixed-use and owner-occupied properties. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may participate or purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth objectives, as well as asset and geographical diversification.

In recent years, Carver Federal had focused on the origination of commercial real estate loans extended primarily to multifamily, as well as owner-occupied and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis remains on effective portfolio management and monitoring of the commercial real estate and multifamily residential mortgage loans given the increase of the overall level of credit risk inherent in this market segment. The greater risk associated with commercial real estate, particularly multifamily residential loans, as well as the growth in this type of loan, had required the Bank to increase its provisions for loan losses in fiscal years 2016 to 2018. In fiscal years 2019 and 2020, the Bank's recoveries on previously charged off loans exceeded its chargeoffs to such an extent that additional provisions were not necessary. The provision recorded in fiscal year 2020 was primarily related to overdraft deposit charge-offs. During fiscal year 2021, we increased our qualitative factors due to the ongoing pandemic. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period has improved for most of our loan categories. The Bank could be required to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. Per the requirements of the Formal Agreement, the Bank has reduced its commercial real estate loan concentration as a percentage of risk-based capital to a level well below that mandated by its regulators.

    Loan Portfolio Composition. Total loans receivable increased $55.3 million, or 13.0%, to $480.5 million at March 31, 2021, compared to $425.2 million at March 31, 2020. Carver Federal's total loans receivable as a percentage of total assets decreased to 71.0% at March 31, 2021, compared to 73.5% at March 31, 2020.

    The following is a summary of loans receivable, net of allowance for loan losses, as of:

	March 31, 2021		March 31, 2020		March 31, 2019		March 31, 2018		March 31, 2017
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$76,313	15.9%	$105,532	24.8%	$108,363	25.4%	$121,233	25.6%	$132,679	24.5%
Multifamily	103,584	21.6%	89,241	21.0	86,177	20.2	103,887	21.9	87,824	16.2
Commercial real estate	149,472	31.1%	141,761	33.3	130,812	30.7	141,835	29.9	241,794	44.7
Construction	—	—%	—	—	—	—	—	—	4,983	0.9
Business	148,662	30.9%	85,425	20.1	96,430	22.6	102,004	21.5	65,151	12.0
Consumer and other (1)	2,439	0.5%	3,213	0.8	4,023	0.9	5,238	1.1	8,994	1.7
Total loans receivable	$480,470	100.0%	$425,172	100.0%	$425,805	100.0%	$474,197	100.0%	$541,425	100.0%

Unamortized premiums, deferred costs and fees, net	3,079		3,560		3,023		3,556		4,127

Allowance for loan losses	(5,140)		(4,946)		(4,646)		(5,126)		(5,060)
Total loans receivable, net	$478,409		$423,786		$424,182		$472,627		$540,492
(1)Includes personal loans

One-to-four Family Residential Lending. Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The Bank purchased $2.8 million and $15.2 million of one-to-four family residential loans during fiscal years 2021 and 2020, respectively. The Bank did not purchase any one-to-four family loans during fiscal years 2019 and 2018. In fiscal 2017, the Bank purchased $13.9 million of one-to-four family loans. Approximately 23.0% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2021 were adjustable rate and approximately 77.0% were fixed-rate. One-to-four family residential real estate loans decreased $29.2 million, or 27.7%, to $76.3 million at March 31, 2021, compared to $105.5 million at March 31, 2020.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2021, the Bank, through its sub-servicer, serviced $16.4 million in loans for FNMA and $389 thousand for other third parties. The Bank has recorded $147 thousand in related mortgage servicing rights.

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

The Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2021, the Bank had $3.7 million in subprime loans, or 0.8% of its total loan portfolio, of which $1.1 million are non-performing loans. No subprime loans were purchased during fiscal 2021.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. The Bank purchased $6.9 million and $7.0 million of multifamily loans during fiscal years 2021 and 2020, respectively. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio increased $14.4 million, or 16.1%, to $103.6 million in fiscal 2021, or 21.6% of Carver Federal's total loan portfolio at March 31, 2021.

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

Commercial Real Estate Lending. Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate ("CRE"). The Bank purchased $6.3 million and $12.6 million of commercial real estate loans during fiscal years 2021 and 2020, respectively. Although Carver Federal has experienced favorable loss history associated with commercial real estate loans, these loans may entail additional risks compared with one-to-four family residential and multifamily lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

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

At March 31, 2021, commercial real estate mortgage loans totaled $149.5 million, or 31.1% of the total loan portfolio. This balance reflects a year-over-year increase of $7.7 million, or 5.4%, as a result of organic loan originations and purchases.

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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2021, loans to churches totaled $19.5 million, or 4.1% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 22 church loans in the Bank's loan portfolio.

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

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio increased $63.3 million to $148.7 million, comprising 30.9% of the Bank's gross loan portfolio in fiscal 2021. This includes $36.0 million of PPP loans at March 31, 2021. The Bank purchased $10.7 million of business loans during fiscal year 2021. In a strategic attempt to diversify the Bank's loan portfolio, Carver Federal demonstrated an emphasis on C&I lending, placing particular focus on organic loan growth through the financing of local entrepreneurs beginning in fiscal year 2018. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in educational, health care, personal services, and light industrial and wholesale segments. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment and inventory.

Consumer and Other Loans. At March 31, 2021, the Bank had $2.4 million in consumer and other loans, or 0.5%, of the Bank's gross loan portfolio, primarily comprised of $2.2 million of guaranteed graduate medical student loans purchased in fiscal 2017.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2021, the maximum loans-to-one-borrower under this test was $10.8 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $114.5 million in fiscal 2021 compared to $33.5 million in fiscal 2020. There were $26.8 million loan purchases during fiscal 2021 and $34.8 million purchases in fiscal 2020.

    The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2021		2020		2019
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$4,217	3.0%	$—	—%	$—	—%
Multifamily	15,936	11.3%	14,363	21.1%	1,700	6.2%
Commercial real estate	48,334	34.2%	13,892	20.4%	9,319	34.2%
Business	45,643	32.3%	4,803	7.0%	15,769	57.9%
Consumer and others (1)	366	0.3%	394	0.6%	450	1.7%
Total loans originated	114,496	81.0%	33,452	49.1%	27,238	100.0%
Loans purchased (2)	26,814	19.0%	34,780	51.0%	—	—%
Total loans originated and purchased	141,310	100.0%	68,232	100.1%	27,238	100.0%
Loans sold (3)	—		(1,294)		(1,738)
Net additions to loan portfolio	$141,310		$66,938		$25,500
(1)Comprised of personal loans.
(2)Comprised of $10.7 million business, $6.9 million multifamily, $6.3 million commercial real estate and $2.8 million one-to-four family residential loans.
(3)Comprised of primarily multifamily and one-to-four family loans.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2021 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	6-20+ Yrs.	Total
Gross loans receivable:
One-to-four family	$(26)	$234	$76,105	$76,313
Multifamily	5,348	57,841	40,395	103,584
Commercial real estate	17,558	72,656	59,258	149,472
Business	13,190	86,405	49,067	148,662
Consumer	2,262	177	—	2,439
Total	$38,332	$217,313	$224,825	$480,470

    The following table sets forth as of March 31, 2021, amounts in each loan category that are contractually due after March 31, 2021 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2021
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$58,760	$17,579	$76,339
Multifamily	52,142	46,094	98,236
Commercial real estate	57,661	74,253	131,914
Business	53,321	82,151	135,472
Consumer	177	—	177
Total	$222,061	$220,077	$442,138

Asset Quality

General. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets.

The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multifamily real estate loans, the borrower's ability to pay typically is dependent on rental income, which can be impacted primarily by vacancies and general market conditions. For one-to-four family loans, a borrowers' ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower's ability to pay typically is dependent primarily on the success of the borrower's business. For all of the Bank's loans, a borrower's ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays. The COVID-19 pandemic has placed additional strains on the economy. The Company has made provisions in its allowance for loans and lease reserves to mitigate any future charge-offs that may be needed.

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are typically placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2021, loans classified as TDR totaled $7.5 million, of which $5.8 million were classified as performing.

    The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2021	2020	2019	2018	2017
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,524	$3,582	$4,488	$4,561	$3,899
Multifamily	369	375	3,214	964	1,602
Commercial real estate	918	—	476	502	993
Business	2,290	2,797	2,051	635	1,922
Consumer	90	22	65	—	2
Total nonaccrual loans	7,191	6,776	10,294	6,662	8,418

Other non-performing assets (2)
Real estate owned	60	120	404	1,145	990
Loans held-for-sale	—	—	—	—	944
Total other non-performing assets	60	120	404	1,145	1,934
Total non-performing assets (3)	$7,251	$6,896	$10,698	$7,807	$10,352

Non-performing loans to total loans	1.49%	1.58%	2.40%	1.39%	1.54%
Non-performing assets to total assets	1.07%	1.19%	1.90%	1.13%	1.50%
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
(3)    Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $1.8 million at 2021, $2.2 million at 2020, $3.2 million in 2019, $1.9 million at 2018, and $2.5 million at 2017. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $5.8 million at 2021, $1.7 million at 2020, $2.2 million at 2019, $3.8 million at 2018, and $3.9 million at 2017.

At March 31, 2021, total non-performing assets increased by $0.4 million, or 5.8%, to $7.3 million, compared to $6.9 million at March 31, 2020, as a result of a $0.4 million increase in nonaccrual loans, year over year. Nonaccrual loans at March 31, 2021 consisted of twelve one-to-four family loans, one commercial real estate, one multifamily, eight small business and SBA loans, and six consumer loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2021 includes real estate owned assets consisting of one foreclosed residential property. At March 31, 2021, Carver had 8 loans secured by one-to-four family residential real estate properties in the process of foreclosure with a total outstanding balance of $2.5 million.

Although we believe that substantially all risk elements at March 31, 2021 have been disclosed, other factors, including economic conditions and the conditions related to COVID-19, may cause borrowers to be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses at and for the years ended March 31:

$ in thousands	2021	2020	2019	2018	2017
Balance at beginning of year	$4,946	$4,646	$5,126	$5,060	$5,232
Less Charge-offs:
One-to-four family	—	(12)	(151)	(96)	(106)
Multifamily	—	—	(164)	(104)	(338)
Business	(24)	(69)	(964)	(81)	—
Consumer and other	(54)	(102)	(19)	(33)	(85)
Total Charge-offs	$(78)	$(183)	$(1,298)	$(314)	$(529)
Add Recoveries:
One-to-four family	88	302	190	—	—
Multifamily	—	—	158	131	—
Commercial real estate	—	—	—	20	20
Business	278	160	705	87	304
Consumer and other	6	2	35	7	4
Total Recoveries	$372	$464	$1,088	$245	$328
Net loans charged off	294	281	(210)	(69)	(201)
Provision for (recovery of) losses	(100)	19	(270)	135	29
Balance at end of year	$5,140	$4,946	$4,646	$5,126	$5,060

Ratios:
Net (charge-off) recovery to average loans outstanding	0.06%	0.07%	(0.05)%	(0.01)%	(0.04)%
Allowance to total loans	1.06%	1.15%	1.08%	1.07%	0.93%
Allowance to non-performing loans	71.48%	72.99%	45.13%	76.94%	60.11%

The following table allocates the allowance for loan losses by asset category at March 31:

	2021		2020		2019		2018		2017
$ in thousands	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL
One-to-four family	$1,058	20.6%	$1,055	21.3%	$1,274	27.4%	$1,210	23.6%	$1,663	32.9%
Multifamily	880	17.1%	1,011	20.5%	885	19.1%	1,819	35.5%	1,213	24.0%
Commercial real estate	907	17.6%	812	16.4%	766	16.5%	1,052	20.5%	1,496	29.5%
Construction	—	0.0%	—	0.0%	—	—%	—	—%	106	2.1%
Business	1,855	36.1%	1,567	31.7%	1,330	28.6%	1,003	19.5%	573	11.3%
Consumer and other	165	3.2%	212	4.3%	154	3.3%	18	0.4%	9	0.2%
Unallocated	275	5.4%	289	5.8%	237	5.1%	24	0.5%	—	0.0%
Total Allowance	$5,140	100.0%	$4,946	100.0%	$4,646	100.0%	$5,126	100.0%	$5,060	100.0%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2021, the Bank had no securities classified as trading.  At March 31, 2021, $86.5 million, or 91.7% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $7.8 million, or 8.3%, were classified as held-to-maturity.

    The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2021, categorized by remaining period to contractual maturity:

	Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$—	$—	—%	$987	$1,026	3.11%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	28,458	27,785	1.36%
Federal National Mortgage Association	—	—	—%	—	—	—%	15,120	14,610	1.56%
Total mortgage-backed securities	—	—	—%	—	—	—%	44,565	43,421	1.47%
U.S. Government Agency Securities	—	—	—%	5,655	5,612	1.37%	13,089	13,019	1.20%
Corporate Bonds	—	—	—%	—	—	—%	5,274	4,481	2.61%
Muni securities	—	—		—	—	—%	17,763	16,610	5.61%
Asset-backed securities	3,336	3,364	3.18%	—	—	—%	—	—	—%
Total available-for-sale	$3,336	$3,364	3.18%	$5,655	$5,612	1.37%	$80,691	$77,531	2.38%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$211	$223	3.50%	$—	$—	—%	$472	$529	4.2%
Federal National Mortgage Association	4,317	4,442	2.36%	2,743	2,882	2.03%	64	64	—%
Total held-to-maturity	$4,528	$4,665	2.41%	$2,743	$2,882	2.03%	$536	$593	3.7%

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

Mortgage-backed securities constituted 7.6% of total assets at March 31, 2021, compared to 7.7% at March 31, 2020. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA mortgage-backed securities, FHLMC participation certificates and commercial mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2021, constituted $1.4 million, or 2.7%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at March 31, 2021.

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

Deposits.  Carver Federal attracts deposits from consumers, businesses, non-profit organizations and public entities through its seven branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 6 months to five years.  Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.  Carver Federal also offers Individual Retirement Accounts.  Carver Federal's policies are designed primarily to attract deposits from local residents and businesses through the Bank's branches.  However, in fiscal year 2021 the Bank launched a program introducing new products and expanded its digital online account openings into nine states across the Northeast and in Washington D.C. Carver Federal also holds deposits from various governmental agencies or authorities and corporations.

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2021, Carver had a total of $73.4 million in brokered deposits, compared to $81.9 million as of March 31, 2020.

    As of March 31, 2021, the Bank has $43.2 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $40.2 million as of March 31, 2020. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR, with a rate of 3.2% at March 31, 2021. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permitted such deferral for up to twenty consecutive quarters, as the Company was prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021.

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

    Carver Federal's Capital Position. Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and are consistent with Carver Federal's risk profile. At March 31, 2021, Carver Federal exceeded the capital regulatory requirements and its Individual Minimum Capital Requirements with a common equity Tier 1 ratio of 14.41%, Tier 1 leverage ratio of 10.01%, total risk-based capital ratio of 15.56% and a Tier 1 risk-based capital ratio of 14.41%.

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

Limitation on Capital Distributions.  There are various restrictions on a bank's ability to make capital distributions, including cash dividends, payments to repurchase or otherwise acquire its shares and other distributions charged against capital. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the FRB at least 30 days before making a capital distribution and receive the FRB's nonobjection. The Bank must also file an application or notice for prior approval with the OCC if the total amount of its capital distributions (including each proposed distribution), for the applicable calendar year would exceed the Bank's net income for that year plus the Bank's retained net income for the previous two years, if the Bank is not an "eligible savings association" as defined in OCC regulations or the capital distributions would violate a prohibition contained in any statute, regulation or agreement.

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

TARP

The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Department of the Treasury (“Treasury”) to establish the Troubled Asset Relief Program (“TARP”) to purchase certain troubled assets from financial institutions, including banks and thrifts.

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

    On August 6, 2020, the Company entered into a Share Purchase Agreement with the Treasury to repurchase the 2,321,286 shares of Company common stock held by the Treasury. As a result, the Company is no longer a participant in the CDCI program and is not bound by any TARP restrictions as the Treasury is no longer a common stockholder of the Company. For more information concerning the Bank's repurchase of treasury shares, see Note 12 of the Notes to the Consolidated Financial Statements.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2021, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $10.8 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2021, the Bank maintained approximately 96% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

In June 2020, the OCC issued amendments to its CRA regulations. The final rule clarifies and expands the activities that qualify for CRA credit, updates where activities count for such credit and, according to the agency, seeks to create a more consistent and objective method for evaluating CRA performance. The final rule was effective October 1, 2020 but compliance with the certain of the revised requirements is not mandatory for the Association until January 1, 2023.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits were $216 thousand and there was one related party loan totaling $60 thousand at March 31, 2021.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2021, Carver paid $197 thousand in regulatory assessments.

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

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution's total assets less tangible equity instead of deposits. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5 basis points to 30 basis points.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to achieve the 1.35% ratio by September 30, 2010. The Dodd-Frank Act required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subject to a surcharge to achieve that goal. The FDIC has indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for their portion of assessments that contributed to raising the reserve ratio from 1.15% to 1.35%. The credits were exhausted as of September 30, 2020. The Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. For fiscal 2021, Carver paid $355 thousand in FDIC insurance.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the eleven regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2021 of $552 thousand.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $33 thousand and $56 thousand for fiscal years 2021 and 2020, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2021 was 4.8%.

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

The FRB has promulgated consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions, including a community bank leverage ratio alternative. Instruments such as cumulative preferred stock and trust-preferred securities, which were previously includable within Tier 1 capital by bank holding companies within certain limits, are no longer includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to savings and loan holding companies. However, pursuant to subsequent legislation, the FRB extended the applicability of the “Small Bank Holding Company” exception of its consolidated capital requirements to savings and loan holding companies and increased the threshold for the exception to $1.0 billion, effective May 15, 2015. Additional subsequent legislation directed the Federal Reserve Board to expand the applicability of the exception to holding companies up to $3.0 billion in consolidated assets; that change was effective in August 2018. As a result, holding companies with less than $3.0 billion of consolidated assets, such as the Company, are generally not subject to consolidated capital requirements unless otherwise advised by the FRB.

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

•Temporarily reducing the Community Bank Leverage Ratio (the “CBLR”) as discussed above under "Carver Federal's Capital Position."

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage backing agencies to July 31, 2021.

•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multifamily borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance. Federal mortgage backing agencies have extended this program three times and will continue to offer forbearances to qualifying multifamily property owners through September 30, 2021, subject to the continued tenant protections FHFA has imposed during the pandemic.

The Paycheck Protection Program

The CARES Act included the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The initial $350 billion program was supplemented in late April 2020 with $310 billion in additional funding. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law, and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability, or have been unable to operate as normal due to COVID-19 related restrictions, extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules, and relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. On July 4, 2020, Congress enacted a new law to extend the deadline for applying for a PPP loan to August 8, 2020. In December 2020, the Consolidated Appropriations Act, 2021 was enacted to provide additional economic stimulus to individuals and businesses in response to the extended economic distress caused by the pandemic. This included additional stimulus payments to individuals and their dependents, and extension of enhanced unemployment benefits, $284 billion of additional funds for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. The program was re-opened on January 11, 2021 with updated guidance outlining program changes to enhance its effectiveness and accessibility. This round of the PPP will serve new borrowers, as well as allow certain existing PPP borrowers to apply for a second draw PPP loan and make a request to modify their first draw PPP loan.

Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (the “CRRSA Act”)

On December 27, 2020, the CRRSA Act was signed into law, which also contains provisions that could directly impact financial institutions including extending the time that insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (CECL) account standing and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP, which was originally established under the CARES Act, was also extended under the CRRSA Act.

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

In December 2017, "The Tax Cuts and Jobs Act" was signed into law. At March 31, 2018, the Company made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate.  The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $0.3 million for alternative minimum tax credits which, under the new tax law, are refundable.  At March 31, 2020, the amount of the AMT credits was $143 thousand. As of March 31, 2021, the Company requested a $143 thousand refund, related to the AMT credits, from its recently filed fiscal year 2020 federal tax return..
State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on taxable net assets allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2021. In addition, New York State imposes a tax surcharge of 29.4% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2021, the New York State franchise tax rate computed on capital was 0.025%.

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

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on assets allocated to New York City.  For fiscal 2021, the New York City banking corporation tax rate computed on capital is 0.15%. On April 13, 2015, New York State legislation was signed changing the New York City tax law to conform to the New York State law that was adopted in 2014, with some minor differences.

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

ITEM 1A.RISK FACTORS.

The material risks that management believes affect the Company are described below. You should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known also may have a material adverse effect on the Company’s results of operations and financial condition.

Risks Related to the COVID-19 Outbreak

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

Risks Related to the Lending Activities

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $149.5 million, or 31.1% of our loan portfolio at March 31, 2021. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

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

Risks Related to Laws and Regulation and Their Enforcement

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

    The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2021, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 10.01%, Common Equity Tier 1 capital ratio of 14.41%, Tier 1 risk-based capital ratio of 14.41%, and a total risk-based capital ratio of 15.56%.

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

    Debenture interest payments on the Carver Statutory Trust I capital securities had been deferred, which was permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company was prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permitted such deferral for up to twenty consecutive quarters through September 2021. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021.

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

Risks Related to the Economic Conditions

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2021, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Consequently, deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

Risks Related to Market Interest Rates

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

Risks Related to the Bank's Business

Uncertainty surrounding the elimination of LIBOR and the proposed transition to SOFR may adversely affect our business.

The U.S. dollar-denominated London Interbank Offered Rate ("LIBOR") is used to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products, making it a primary metric in the global banking system. The U.K. Financial Conduct Authority ("FCA") has determined that LIBOR should no longer be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR. ARRC, comprised of a group of large domestic banks and regulators, has voted to use a benchmark, known as the Secured Overnight Financing Rate ("SOFR"). SOFR is based on short-term loans backed by Treasury securities, known as repurchase agreements or "repo" trades. ARRC has announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage adoption of SOFR. As of March 31, 2021, we have exposure to approximately $25.3 million of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR and the transition to SOFR will have any material impact on these instruments.

Risks Related to the Bank's Operations

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $23.7 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $23.7 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

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

The computer systems and network infrastructure Carver and its third-party service providers use could be vulnerable to unforeseen problems. Carver’s operations are dependent upon its ability to protect its computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in Carver’s operations could have a material adverse effect on its financial condition and results of operations. Computer break-ins, phishing and other disruptions may occur, and in infrequent cases have occurred, and could jeopardize the security of information stored in and transmitted through Carver’s computer systems and network infrastructure, which may result in significant liability to Carver and may cause existing and potential customers to refrain from doing business with Carver. Although Carver, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures designed to prevent such damage, its security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms Carver and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on Carver’s financial condition and results of operations.

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

We are subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals.

On June 7, 2021, the Bank became aware of a possible fraud incident involving the unauthorized use of a borrower’s account through a third-party vendor’s online cash management system. The Bank’s preliminary investigation of this matter indicates that unauthorized wires totaling $2.1 million were fraudulently withdrawn from the borrower’s money market account at the Bank from May 12, 2021 through June 1, 2021. The preliminary investigation indicates that an unauthorized person or entity was provided access to the borrower’s account through a third party online banking system. The Bank contacted the appropriate regulatory and law enforcement agencies, as well as its insurance provider. The total exposure to the Bank as a result of this incident is $2.1 million. However, the Bank is pursuing all available sources of recovery and other means of mitigating the potential loss. If any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Future Stock Issuances

A future issuance of stock could dilute the value of our common stock.

We may sell additional shares of common stock, or securities convertible into or exchangeable for such shares, in subsequent public or private offerings. As of March 31, 2021, there were 3,333,268 shares of our common stock outstanding. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock. We cannot predict the size of future issuances of our common stock, or securities convertible into or exchangeable for such shares, or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Risks Related to the Competitive Matters

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

Risks Related to the Accounting Matters

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company for our first fiscal year after December 15, 2022.  This standard, referred to as Current Expected Credit Loss (“CECL”) will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

    Not Applicable.

ITEM 2.PROPERTIES.

    The Bank currently conducts its business through one administrative office and seven branches (including the Harlem West 125th Street Main branch) and four separate ATM locations. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2021.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2026
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2026
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2024
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2022
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2023

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2023

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2024
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	3/2022
Brooklyn Navy Yard	141-07 Flushing Avenue	Brooklyn, NY	2019	Leased	10/2023

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028

ITEM 3.LEGAL PROCEEDINGS

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2021, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

ITEM 4.MINE SAFETY DISCLOSURES.

    Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “CARV". At March 31, 2021, there were 3,333,268 shares of common stock outstanding, held by approximately 546 stockholders of record.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 29, 2010, the Company’s Board of Directors announced that Carver suspended payment of the quarterly cash dividend on its common stock.

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2021, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased pursuant to the stock repurchase program during fiscal 2021. As a result of the Company's participation in the TARP CDCI, the Treasury's prior approval was required to make further repurchases. The Treasury converted its preferred stock into common stock, which the Treasury continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the Treasury for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of this date, the Company is not bound by the TARP CDCI restrictions as the Treasury is no longer a common stockholder of the Company.

Carver has the following equity compensation plans:

(1) The 2006 Stock Incentive Plan became effective in September 2006 and provides for discretionary option grants, stock appreciation rights and restricted stock to those employees and directors so selected by the Compensation Committee.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

    There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.SELECTED FINANCIAL DATA.

    The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2021	2020	2019	2018	2017
Selected Financial Condition Data:
Assets	$676,748	$578,770	$563,713	$693,910	$687,861
Loans held-for-sale	—	—	—	—	944
Total loans receivable, net	478,409	423,786	424,182	472,627	540,492
Investment securities	94,314	75,980	90,982	72,784	72,446
Cash and cash equivalents	75,591	47,540	31,228	134,558	58,686
Deposits	556,559	488,815	480,196	586,883	579,176
Advances from the FHLB-NY and other borrowed money	37,222	13,573	21,403	38,403	49,403
Equity	52,301	48,894	47,136	51,971	47,398
Number of deposit accounts	33,400	30,496	31,447	31,972	34,582
Number of branches	7	7	8	9	9

Operating Data:
Interest income	20,307	21,627	23,230	24,359	26,126
Interest expense	4,420	5,631	6,141	5,280	4,918
Net interest income before provision for (recovery of) loan losses	15,887	15,996	17,089	19,079	21,208
Provision for (recovery of) for loan losses	(100)	19	(270)	135	29
Net interest income after provision for (recovery of) loan losses	15,987	15,977	17,359	18,944	21,179
Non-interest income	6,198	3,739	4,649	14,359	4,618
Non-interest expense	26,081	25,139	27,944	27,982	28,531
(Loss) income before income tax (benefit) expense	(3,896)	(5,423)	(5,936)	5,321	(2,734)
Income tax (benefit) expense	—	—	—	(33)	119
Net (loss) income attributable to Carver Bancorp, Inc.	(3,896)	(5,423)	(5,936)	5,354	(2,853)
Basic (loss) earnings per common share	(1.14)	(1.47)	(1.60)	0.58	(0.77)
Diluted (loss) earnings per common share	(1.14)	(1.47)	(1.60)	0.58	(0.77)

Selected Statistical Data:
Return on average assets (1)	(0.58)%	(0.95)%	(0.96)%	0.81%	(0.41)%
Return on average stockholders' equity (2) (10)	(8.24)%	(10.51)%	(12.93)%	11.17%	(5.88)%
Return on average stockholders' equity, excluding AOCI (2) (10)	(8.25)%	(10.52)%	(12.31)%	10.77%	(5.78)%
Net interest margin (3)	2.49%	2.95%	2.80%	2.94%	3.11%
Average interest rate spread (4)	2.30%	2.69%	2.57%	2.78%	2.97%
Efficiency ratio (5)	118.09%	127.38%	128.55%	83.68%	110.47%
Operating expense to average assets (6)	3.91%	4.39%	4.51%	4.23%	4.09%
Average stockholders' equity to average assets (7) (10)	7.09%	9.00%	7.41%	7.24%	6.96%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	7.08%	9.00%	7.79%	7.51%	7.07%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.07%	1.19%	1.90%	1.13%	1.50%
Non-performing loans to total loans receivable (9)	1.49%	1.58%	2.40%	1.39%	1.54%
Allowance for loan losses to total loans receivable	1.06%	1.15%	1.08%	1.07%	0.93%
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

$ in thousands	2021	2020	2019	2018	2017
Average Stockholders' Equity
Average Stockholders' Equity	$47,306	$51,609	$45,920	$47,943	$48,533
Average AOCI	57	43	(2,315)	(1,779)	(802)
Average Stockholders' Equity, excluding AOCI	$47,249	$51,566	$48,235	$49,722	$49,335

Return on Average Stockholders' Equity	(8.24)%	(10.51)%	(12.93)%	11.17%	(5.88)%
Return on Average Stockholders' Equity, excluding AOCI	(8.25)%	(10.52)%	(12.31)%	10.77%	(5.78)%

Average Stockholders' Equity to Average Assets	7.09%	9.00%	7.41%	7.24%	6.96%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.08%	9.00%	7.79%	7.51%	7.07%

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

Carver concluded fiscal 2021 with a net loss of $3.9 million compared to net loss of $5.4 million for the prior year period. The change in our results of operations was primarily driven by increases in non-interest income and non-interest expense. The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Carver continues to focus on diversifying its loan portfolio with C&I lending to local small businesses and strives to generate new loan production and to purchase loans at suitable prices. In addition, the Bank launched a program introducing new deposit products and expanded its digital online services into nine states across the Northeast and Washington D.C.

COVID-19 continues to have a significant, negative effect on families and businesses in New York and throughout the United States. While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver’s operations. The long-term effects of COVID-19 on the Company’s business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. At this time, it is unknown if the easing of restrictions on individuals and businesses will continue and if and when businesses and their employees will be able to fully resume normal activities. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat its impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees – including social distancing – as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

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

All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310-10. Carver also performs impairment analysis for all TDRs.  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.  Loans determined to be impaired are evaluated to determine the amount of impairment based on one of the three measurement methods noted above.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provide emergency economic relief to combat the coronavirus (“COVID-19”) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

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

Securities Impairment

The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at March 31, 2021.

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

On June 29, 2011, the Company raised $55 million of equity, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code.  Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand. A valuation allowance for net deferred tax asset of $23.7 million has been recorded. The valuation allowance was initially recorded during fiscal 2011, and has remained through March 31, 2021, as management concluded and continues to conclude that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits recorded as a deferred tax asset was $0 at March 31, 2020. The AMT credit was $143 thousand as of March 31, 2020, all of which was requested to be refunded to the Company upon the recently filed fiscal year 2020 federal tax return.

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

Discussion of Market Risk-Interest Rate Sensitivity Analysis

As a financial institution, the Bank's primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which are short-term in maturity.  Based upon the Company's nature of operations, it is not subject to foreign currency exchange or commodity price risk.  The Company does not own any trading assets.

The Company seeks to manage its interest rate risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities.  To a lesser extent, it also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios.  As discussed more fully below, there are a variety of factors that influence the repricing characteristics of any given asset or liability.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, the Company had a positive one-year gap equal to 17.64% of total rate sensitive assets at March 31, 2021.  As a result, the Company's net interest income may be positively affected by rising interest rates and may be negatively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of the Company as of March 31, 2021.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Company's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing	Total
Rate Sensitive Assets:
Loans	$42,284	$113,443	$152,620	$98,442	$60,115	$12,783	$—	$479,687
Short-term investments	72,305	—	—	—	—	—	—	72,305
Long-term investments	2,217	8,546	23,948	11,097	26,094	17,662	—	89,564
Other assets	—	—	—	—	—	—	35,192	35,192
Total assets	$116,806	$121,989	$176,568	$109,539	$86,209	$30,445	$35,192	$676,748

Rate Sensitive Liabilities:
Non-maturity deposits	$3,143	$9,649	$24,403	$22,911	$51,337	$303,358	$—	$414,801
Term deposits	54,922	57,908	29,691	10,104	99	—	—	152,724
Borrowings	—	—	23,705	13,403	—	—	—	37,108
Other liabilities	—	—	—	—	—	—	19,814	19,814
Equity	—	—	—	—	—	—	52,301	52,301
Total liabilities and equity	$58,065	$67,557	$77,799	$46,418	$51,436	$303,358	$72,115	$676,748

Interest sensitivity gap	$58,741	$54,432	$98,769	$63,121	$34,773	$(272,913)	$(36,923)	$—

Cumulative interest sensitivity gap	$58,741	$113,173	$211,942	$275,063	$309,836	$36,923	$—	$—

Ratio of cumulative gap to total rate sensitive assets	9.16%	17.64%	33.04%	42.87%	48.29%	5.76%	—	—

    The table above assumes that fixed maturity deposits are not withdrawn prior to maturity and that transaction accounts will decay as disclosed in the table above.

Certain shortcomings are inherent in the method of analysis presented in the table above.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in the market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable-rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Additionally, credit risk may increase as many borrowers may experience an inability to service their debt in the event of a rise in interest rate.  Virtually all of the adjustable-rate loans in the Company's portfolio contain conditions that restrict the periodic change in interest rate.
Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. At March 31, 2021, the Company did not report any holdings in financial derivative contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2021, is an analysis of the Company's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +400/-200 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Compamy's current capital position.

$ in thousands	Economic Value of Equity
Change in Rate	$ Amount	$ Change	% Change
+400 bps	109,000	40,000	58.0%
+300 bps	104,000	35,000	50.7%
+200 bps	96,000	27,000	39.1%
+100 bps	85,000	16,000	23.2%
0 bps	69,000
-100 bps	43,000	(26,000)	(37.7)%
-200 bps	8,000	(61,000)	(88.4)%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and may differ from actual results.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2021, 2020, and 2019.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2021			2020			2019
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$456,112	$18,552	4.07%	$423,454	$18,959	4.48%	$442,218	$19,470	4.40%
Mortgage-backed securities	41,513	708	1.71%	49,407	1,230	2.49%	52,002	1,265	2.43%
Investment securities	50,727	953	1.88%	37,717	868	2.30%	51,505	1,252	2.43%
Other investments	90,857	94	0.10%	32,364	570	1.76%	63,555	1,243	1.96%
Total interest-earning assets	639,209	20,307	3.18%	542,942	21,627	3.99%	609,280	23,230	3.81%
Non-interest-earning assets	27,704			30,207			10,135
Total assets	$666,913			$573,149			$619,415

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$37,313	$30	0.08%	$23,765	$29	0.12%	$25,159	$30	0.12%
Savings and clubs	107,820	235	0.22%	97,453	256	0.26%	100,838	265	0.26%
Money market	125,867	525	0.42%	100,796	533	0.53%	98,061	466	0.48%
Certificates of deposit	192,637	2,974	1.54%	188,285	3,799	2.02%	250,260	4,427	1.77%
Mortgagors deposits	2,257	6	0.27%	2,219	23	1.04%	2,142	44	2.05%
Total deposits	465,894	3,770	0.81%	412,518	4,640	1.12%	476,460	5,232	1.10%
Borrowed money	38,005	650	1.71%	21,600	991	4.59%	17,521	909	5.19%
Total interest-bearing liabilities	503,899	4,420	0.88%	434,118	5,631	1.30%	493,981	6,141	1.24%
Non-interest-bearing liabilities:
Demand deposits	85,890			58,548			59,525
Other liabilities	29,818			28,874			19,989
Total liabilities	619,607			521,540			573,495
Stockholders' equity	47,306			51,609			45,920
Total liabilities & equity	$666,913			$573,149			$619,415
Net interest income		$15,887			$15,996			$17,089

Average interest rate spread			2.30%			2.69%			2.57%

Net interest margin			2.49%			2.95%			2.80%

Ratio of average interest-earning assets to interest-bearing liabilities			126.85%			125.07%			123.34%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Company's interest income and expense during the fiscal years ended March 31, 2021, 2020, and 2019 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2021 vs. 2020 Increase (Decrease) due to			2020 vs. 2019 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$1,463	$(1,870)	$(407)	$(827)	$316	$(511)
Mortgage-backed securities	(196)	(326)	(522)	(63)	28	(35)
Investment securities	299	(214)	85	(335)	(49)	(384)
Other investments	1,031	(1,507)	(476)	(611)	(62)	(673)
Total interest-earning assets	2,597	(3,917)	(1,320)	(1,836)	233	(1,603)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	17	(16)	1	(1)	—	(1)
Savings and clubs	27	(48)	(21)	(9)	—	(9)
Money market savings	132	(140)	(8)	13	54	67
Certificates of deposit	88	(913)	(825)	(1,096)	468	(628)
Mortgagors deposits	—	(17)	(17)	2	(23)	(21)
Total deposits	264	(1,134)	(870)	(1,091)	499	(592)
Borrowed money	753	(1,094)	(341)	211	(129)	82
Total interest-bearing liabilities	1,017	(2,228)	(1,211)	(880)	370	(510)

Net change in net interest income	$1,580	$(1,689)	$(109)	$(956)	$(137)	$(1,093)

Comparison of Financial Condition at March 31, 2021 and 2020

Assets

At March 31, 2021, total assets were $676.7 million, reflecting an increase of $97.9 million, or 16.9%, from total assets of $578.8 million at March 31, 2020. The increase was attributable to a $28.1 million increase in cash and cash equivalents, and increases of $54.6 million and $18.3 million in the Bank's net loan and investment portfolios, respectively.

Total cash and cash equivalents increased $28.1 million, or 59.2%, from $47.5 million at March 31, 2020 to $75.6 million at March 31, 2021, primarily due to an increase in total deposits of $67.8 million and a $23.6 million increase in advances from the FHLB and other borrowings. These increases were partially offset by investment purchases and loan originations and purchases.

    Total investment securities increased $18.3 million, or 24.1%, to $94.3 million at March 31, 2021, compared to $76.0 million at March 31, 2020. The Bank sold $37.8 million of securities out of the available-for-sale portfolio, recognizing gains of $1.2 million during the current fiscal year. The proceeds were reinvested along with excess cash towards new securities purchases with a higher yield as part of management's strategy to restructure the Bank's investment portfolio and to improve its overall mix and duration.

    Gross portfolio loans increased $54.8 million to $483.5 million at March 31, 2021, compared to $428.7 million at March 31, 2020, primarily due to new loan originations of $114.5 million, of which $41.9 million were part of the SBA's Paycheck Protection Program ("PPP"), and $26.8 million were from loan pool purchases. The new volume was partially offset by attrition and payoffs of $86.5 million, primarily in residential and non-owner occupied commercial real estate mortgage loans.

Liabilities and Equity

Liabilities

    Total liabilities increased $94.5 million, or 17.8%, to $624.4 million at March 31, 2021, compared to $529.9 million at March 31, 2020, primarily due to increases in total deposits and other borrowings related to the PPP.

    Deposits increased $67.8 million, or 13.9%, to $556.6 million at March 31, 2021, compared to $488.8 million at March 31, 2020, due primarily to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank launched a program introducing new products and expanded its digital online account openings into nine states across the Northeast and Washington D.C.

    Advances from the FHLB-NY and other borrowed money increased $23.6 million to $37.2 million at March 31, 2021, compared to $13.6 million at March 31, 2020 as the Bank secured advances on its PPP liquidity facility ("PPPLF") at the Federal Reserve to fund PPP loans. At March 31, 2021, the Bank had no outstanding borrowings from the FHLB-NY.

Equity

Total equity increased $3.4 million, or 7.0%, to $52.3 million at March 31, 2021, compared to $48.9 million at March 31, 2020. The increase was primarily due to capital raised from several equity transactions that were completed outside of the ordinary course of business during the fiscal year. These were partially offset by an increase of $4.1 million in unrealized losses on securities available-for-sale and a net loss of $3.9 million for the fiscal year.

Comparison of Operating Results for the Years Ended March 31, 2021 and 2020

Net Loss

    The Company reported a net loss of $3.9 million for fiscal year 2021, compared to net loss of $5.4 million for the prior year period. The change in our results was primarily driven by an increase in non-interest income and recoveries of loan losses compared to a provision for loan loss in the prior year, which were partially offset by an increase in non-interest expense and decline in net interest income compared to the prior fiscal year.

Net Interest Income

    Net interest income decreased $0.1 million, or 0.6%, to $15.9 million for fiscal year 2021, compared to $16.0 million for the prior year period. The decrease was attributable to a $1.3 million decrease in interest income, partially offset by a $1.2 million decrease in interest expense for the period.

    Interest income decreased $1.3 million, or 6.0%, to $20.3 million, compared to $21.6 million for the prior year period. Interest income on mortgage-backed securities decreased $0.5 million due to a decline in average balances and rates compared to the prior year. Interest income on money market investments decreased $0.5 million as the $58.9 million increase in the average balance of the Bank's interest-bearing account at the Federal Reserve Bank was offset by a 1.77% decrease in interest rates. Interest income on loans decreased $0.4 million, or 2.1%, comprised of a decrease of $1.9 million due to a 41 basis-point decline in the overall yield of the loan portfolio resulting primarily from attrition of above market-rate purchased residential loans, which also caused acceleration of premiums. This was partially offset by an increase in interest income of $1.5 million due to a $32.7 million increase in average loan balances.

    Interest expense decreased $1.2 million, or 21.4%, to $4.4 million compared to $5.6 million for the prior year period. Interest expense on deposits decreased $0.8 million, or 17.4%, primarily due to a decrease in the average rates of certificates of deposit. Interest expense on borrowings decreased $0.3 million, or 30.0%, from the prior fiscal year despite an increase in the average borrowings as the Bank secured advances on the PPPLF at the Federal Reserve at a lower cost to borrow of 35 basis points in order to support its PPP program.

Provision for Loan Losses

    The Bank recorded a $0.1 million recovery of loan loss for fiscal year 2021, compared to a $19 thousand provision for loan losses for the prior year period. The prior year provision was primarily related to overdraft deposit chargeoffs. For the year ended March 31, 2021, net recoveries of $294 thousand were recognized, compared to net recoveries of $281 thousand in the prior year period. Total chargeoffs of $78 thousand were recognized for fiscal year 2021, compared to total chargeoffs of $183 thousand for the prior fiscal year. At March 31, 2021, nonaccrual loans totaled $7.2 million, or 1.1% of total assets, compared to $6.8 million, or 1.2% of total assets at March 31, 2020. The ALLL was $5.1 million at March 31, 2021, which represents a ratio of the ALLL to nonaccrual loans of 71.5%, compared to 73.0% at March 31, 2020. The ratio of the allowance for loan losses to total loans receivable was 1.06% at March 31, 2021, compared to 1.15% at March 31, 2020.

Non-interest Income

    Non-interest income for the twelve months ended March 31, 2021 increased $2.5 million, or 67.6%, to $6.2 million compared to $3.7 million in the prior year period. Other non-interest income for the current fiscal year included $1.2 million fees earned from a new correspondent banking relationship and $0.5 million grant income provided by UBS for the Company to extend working capital loans and financial education to small businesses owned and operated by minorities. In addition, non-interest income included $1.2 million gains recognized from the sales of securities during the fiscal year, as management restructured the Bank's investment portfolio. These increases were partially offset by lower depository fees compared to the prior fiscal year due to the negative impact of the COVID-19 pandemic on branch activities.

Non-interest Expense

    Non-interest expense for the twelve months ended March 31, 2021 increased $1.0 million, or 4.0%, to $26.1 million compared to $25.1 million for the the prior year period. Net equipment and data processing costs were higher compared to the prior fiscal year due to new hardware/software contracts related to technology upgrades required to facilitate the infrastructure for a remote work environment due to the ongoing pandemic, and one-time conversion costs associated with the Bank's upgrade to a new core banking system. In addition, FDIC premiums were lower in the prior year since the Bank was eligible for the FDIC small bank assessment credit.

Income Taxes

    The Company did not have any federal, state and local income tax expense as of March 31, 2021 and 2020. State and local capital tax expenses of $0.1 million and $0.2 million for fiscal years 2021 and 2020, respectively, were included in other non-interest expense on the statements of operations.

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

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $23.6 million during fiscal year 2021 as the Bank secured advances on the PPP liquidity facility ("PPPLF") at the Federal Reserve at a rate of 35 basis points to fund PPP loans. The Bank had no advances outstanding from the FHLB-NY at March 31, 2021. At March 31, 2021, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $42.7 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2021 and 2020, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $75.6 million and $47.5 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2021, total cash and cash equivalents increased $28.1 million to $75.6 million reflecting cash provided by financing activities of $102.8 million and cash provided by operating activities of $2.2 million, partially offset by cash used in investing activities of $77.0 million. Net cash provided by financing activities of $102.8 million resulted from net increases in deposits and borrowings of $67.7 million and $23.7 million, respectively. The net increase in deposits was primarily due to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established across the Northeast as the Bank launched a program introducing new products and expanded its digital online account openings into nine states and Washington D.C. The $23.7 million increase in other borrowings was attributable to advances secured on the Bank's PPP liquidity facility at the Federal Reserve to fund PPP loans. In addition, the Company raised capital through the issuance of common and preferred shares. Net cash used in investing activities of $77.0 million was attributable to securities purchases and loan originations and purchases, net of principal repayments and payoffs.

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

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During the periods from fiscal 2012 through 2015, 20 loans that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At March 31, 2021 the Bank continues to service 100 loans with a principal balance of $16.4 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $181 thousand as of March 31, 2021. The table below summarizes changes in our representation and warranty reserves in fiscal 2021:

$ in thousands	March 31, 2021
Representation and warranty repurchase reserve, as of March 31, 2020 (1)	$226
Net adjustment to reserve for repurchase losses (2)	(45)
Representation and warranty repurchase reserve, as of March 31, 2021 (1)	$181
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases.  See Note 15 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2021.

The Bank has contractual obligations at March 31, 2021 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposit	$152,751	$114,045	$28,351	$10,259	$96
Debt obligations:
Other borrowings	23,895	72	23,820	3	—
Guaranteed preferred beneficial interest in junior subordinated debentures	16,513	—	—	—	16,513
Total debt obligations	40,408	72	23,820	3	16,513
Operating lease obligations:
Lease obligations for rental properties	18,564	2,748	5,293	4,907	5,616
Total contractual obligations	$211,723	$116,865	$57,464	$15,169	$22,225

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

CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%. CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects. The Bank has determined that it and CCDC do not have the sole power to direct the activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities. The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC project not being in compliance with certain regulations that would void the investor's ability to otherwise utilize tax credits stemming from the award. The NMTC compliance period was completed for all these entities, which were dissolved upon exiting the NMTC projects.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE are presented in the table below.

	Involvement with SPE (000s)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I(1)	$—	$—	$13,400	$13,400	$16,110	$400	$—	$—	$16,510
.
1 Carver Statutory Trust debt investment includes deferred interest of $3.1 million, which was paid on June 16, 2021.

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

 At March 31, 2021, the Bank had a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 14.41%, 10.01%, 14.41% and 15.56%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial condition of Carver Bancorp, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses

As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $483.5 million and related allowance for loan losses of $5.1 million as of March 31, 2021. The allowance for loan losses includes a general reserve of $5.0 million and a specific reserve of $0.1 million. In calculating the general reserve component of the allowance for loan losses, the Company segregates the loan portfolio by loan pools and utilizes nine qualitative factors in addition to quantitative factors (historical loss experience).

We identified the qualitative factors used by management to estimate the general reserve portion of the allowance for loan losses, specifically the economic factor, as a critical audit matter. Significant management judgment is required in the evaluation of the economic factor, which include consideration of local, national economic trends, and the impact of

COVID-19. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of assumptions used by management in forming the economic factor, by assessing whether the assumptions reflected relevant considerations and were reasonable and reliable for the purpose used.
•Evaluating the appropriateness of the data used by management in developing the economic factor by comparing it to third-party data and evaluating any contradictory evidence identified.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

New York, New York
June 29, 2021

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2021	March 31, 2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$75,337	$47,280
Money market investments	254	260
Total cash and cash equivalents	75,591	47,540
Investment securities:
Available-for-sale, at fair value	86,507	65,829
Held-to-maturity, at amortized cost (fair value of $8,140 and $10,564 at March 31, 2021 and March 31, 2020, respectively)	7,807	10,151
Total investment securities	94,314	75,980

Loans receivable:
Real estate mortgage loans	333,422	339,825
Commercial business loans	147,680	85,659
Consumer loans	2,447	3,248
Loans, net of deferred fees and costs	483,549	428,732
Allowance for loan losses	(5,140)	(4,946)
Total loans receivable, net	478,409	423,786
Premises and equipment, net	4,611	5,377
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	552	568
Accrued interest receivable	2,640	2,052
Right-of-use assets	15,344	17,614
Other assets	5,287	5,853
Total assets	$676,748	$578,770

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$110,525	$57,489
Interest-bearing deposits
Interest-bearing checking	45,605	24,016
Savings	108,199	97,812
Money market	137,230	112,634
Certificates of deposit	152,723	194,287
Escrow	2,277	2,577
Total interest-bearing deposits	446,034	431,326
Total deposits	556,559	488,815
Advances from the FHLB-NY and other borrowed money	37,222	13,573
Operating lease liability	16,003	18,153
Other liabilities	14,663	9,335
Total liabilities	624,447	529,876
EQUITY
Preferred stock (par value $0.01 per share: 17,601 and 45,118 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2021 and 2020, respectively)	17,601	45,118
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2021)	3,177	—
Preferred stock (par value $0.01 per share: 5,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2021)	5,000	—
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 5,837,071 and 3,701,449 issued; 3,333,268 and 3,699,505 shares outstanding at March 31, 2021 and 2020, respectively)	58	61
Additional paid-in capital	75,204	55,476
Accumulated deficit	(42,656)	(52,285)
Treasury stock, at cost (2,503,803 and 1,944 shares at March 31, 2021 and 2020, respectively)	(2,908)	(408)
Accumulated other comprehensive (loss) income	(3,175)	932
Total equity	52,301	48,894
Total liabilities and equity	$676,748	$578,770
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2021	2020
Interest income:
Loans	$18,552	$18,959
Mortgage-backed securities	708	1,230
Investment securities	953	868
Money market investments	94	570
Total interest income	20,307	21,627

Interest expense:
Deposits	3,770	4,640
Advances and other borrowed money	650	991
Total interest expense	4,420	5,631
Net interest income	15,887	15,996
(Recovery of) provision for loan losses	(100)	19
Net interest income after (recovery of) provision for loan losses	15,987	15,977

Non-interest income:
Depository fees and charges	2,637	3,147
Loan fees and service charges	357	342
Gain on sale of securities, net	1,193	—
Gain on sale of loans, net	—	66
Other	2,011	184
Total non-interest income	6,198	3,739

Non-interest expense:
Employee compensation and benefits	11,180	11,372
Net occupancy expense	4,402	4,529
Equipment, net	1,719	1,502
Data processing	2,871	1,753
Consulting fees	160	244
Federal deposit insurance premiums	355	133
Other	5,394	5,606
Total non-interest expense	26,081	25,139

Loss before income tax expense	(3,896)	(5,423)
Income tax expense	—	—
Net loss	$(3,896)	$(5,423)

Loss per common share:
Basic	$(1.14)	$(1.47)
Diluted	$(1.14)	$(1.47)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended March 31,
$ in thousands	2021	2020
Net loss	$(3,896)	$(5,423)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain of securities available-for-sale, net of income tax expense of $0	(5,300)	1,871
Less: Reclassification adjustment for realized gains on sales of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	1,193	—
Total other comprehensive (loss) income, net of tax	(4,107)	1,871
Total comprehensive loss, net of tax	$(8,003)	$(3,552)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2019	45,118	61	55,514	(52,201)	(417)	(939)	47,136
Net loss	—	—	—	(5,423)	—	—	(5,423)
Other comprehensive income, net of tax	—	—	—	—	—	1,871	1,871
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	5,339	—	—	5,339
Treasury stock activity	—	—	9	—	—	—	9
Stock based compensation expense			(47)		9		(38)
Balance—March 31, 2020	45,118	61	55,476	(52,285)	(408)	932	48,894
Net loss	—	—	—	(3,896)	—	—	(3,896)
Other comprehensive income, net of tax	—	—	—	—	—	(4,107)	(4,107)
Conversion of Series D preferred stock to common stock	(13,994)	17	13,977	—	—	—	—
Stock relinquishment	(13,523)	(2)		13,525	—	—	—
Capital contribution	—	—	2,500	—	—	—	2,500
Repurchase of common stock	—	—	—	—	(2,500)	—	(2,500)
Issuance of common stock	—	4	3,193	—	—	—	3,197
Issuance of Series E preferred stock	3,177	—	—	—	—	—	3,177
Issuance of Series F preferred stock	5,000	—	—	—	—	—	5,000
Stock based compensation expense	—	(22)	58	—	—	—	36
Balance—March 31, 2021	$25,778	$58	$75,204	$(42,656)	$(2,908)	$(3,175)	$52,301

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,896)	$(5,423)

Adjustments to reconcile net loss to net cash provided by operating activities:
(Recovery of) provision for loan losses	(100)	19
Stock based compensation expense	36	(38)
Depreciation and amortization expense	1,017	965
Gain on sale of real estate owned, net of market value adjustment	(80)	(208)
Gain on sale of securities, net	(1,193)	—
Gain on sale of loans, net	—	(66)
Amortization and accretion of loan premiums and discounts and deferred charges	641	501
Amortization and accretion of premiums and discounts - securities	590	989
Increase in accrued interest receivable	(588)	(33)
Decrease in other assets	593	3,397
Increase (decrease) in other liabilities	5,192	(134)
Net cash provided by (used in) operating activities	2,212	(31)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	(74,475)	—
Proceeds from sales of investments: Available-for-sale	37,802	—
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	12,530	14,937
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	2,303	949
Loans held-for-investment, net of (originations) and repayments/payoffs and maturities	(28,350)	34,391
Loans purchased from third parties	(26,814)	(35,496)
Proceeds on sale of loans	—	1,360
Redemption of FHLB-NY stock	16	358
Purchase of premises and equipment	(256)	(1,286)
Proceeds from sale of real estate owned	260	511
Net cash (used in) provided by investing activities	(76,984)	15,724
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,744	8,619
Net increase (decrease) in FHLB-NY advances and other borrowings	23,705	(8,000)
Contribution of capital	2,500	—
Repurchase of common stock	(2,500)	—
Issuance of common stock	3,197	—
Issuance of preferred stock	8,177	—
Net cash provided by financing activities	102,823	619
Net increase in cash and cash equivalents	28,051	16,312
Cash and cash equivalents at beginning of period	47,540	31,228
Cash and cash equivalents at end of period	$75,591	$47,540

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$—	$19,951
Recognition of operating lease liability	—	20,335
Recognition of finance lease asset	13	216
Recognition of finance lease liability	13	206
Retirement of preferred stock	13,523	—
Retirement of common stock	2	—

Cash paid for:
Interest	$3,904	$4,867
Income taxes	57	53

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The interest rate was 3.23% and the total amount of deferred interest was $3.1 million at March 31, 2021.

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

Recent Events

COVID-19 continues to have a significant, negative effect on families and businesses in New York and throughout the United States. While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver’s operations. The long-term effects of COVID-19 on the Company’s business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. At this time, it is unknown if the easing of restrictions on individuals and businesses will continue and if and when businesses and their employees will be able to fully resume normal activities. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat its impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees – including social distancing – as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

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

Investment Securities

When purchased, debt securities are designated as either investment securities held-to-maturity, available-for-sale or trading.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. Following Financial Accounting Standards Board ("FASB") guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). There were no other-than-temporary impairment charges recorded during the fiscal year ended March 31, 2021.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

The following discussion describes the general risks associated with the Bank’s lending activities:

•One-to-four family - Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. The loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. These loans present a moderate level of risk due primarily to general economic conditions. During fiscal year 2021, the Bank also started purchasing non-qualified mortgages for one-to-four family residential loans. The Bank has approved guidelines for these loans.

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

All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310-10. Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”).  All TDRs are classified as impaired. For non-TDRs, if it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired. Loans determined to be impaired are evaluated to determine the amount of impairment based on one of the three measurement methods noted above.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

An unallocated loan loss allowance is appropriate when it reflects an estimate of probably loss, determined in accordance with GAAP, and is properly supported.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed to provide emergency economic relief to individuals and businesses impacted by the coronavirus (“COVID-19”) pandemic. The law had several provisions relevant to financial institutions, including:

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

Representation and Warranty Reserve

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”).  The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities (GSEs). The Bank mgay be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral.

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

Concentration of Risk

The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which are located in New York City.  Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's real estate market conditions. Qualitative factors in the ALLL calculation considers the Bank's concentration risk.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. FHLB stock does not have a readily determinable fair value and we do not consider these shares to be other-than-temporarily impaired at March 31, 2021. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $147 thousand and $145 thousand, respectively, at March 31, 2021 and 2020, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Servicing fee income of $38 thousand and $44 thousand, respectively, was recognized during the years ended March 31, 2021 and 2020, and is included in Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value at the date of acquisition less estimated selling costs. Any subsequent adjustments will be to the lower of cost or fair value. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred. As of March 31, 2021, the Bank held $60 thousand in a foreclosed residential real estate property as a result of obtaining physical possession. In addition, as of March 31, 2021 and 2020, we had residential loans with a carrying value of $2.5 million and $3.0 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Earnings (Loss) per Common Share

The Company has preferred stock which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods.

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

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that debt securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2021, securities with fair value of $86.5 million, or 91.7%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $7.8 million, or 8.3%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2021 and March 31, 2020.

Other investments as of March 31, 2021 primarily consists of the Bank's investment in a limited partnership Community Capital Fund. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Other investments totaled $948 thousand at March 31, 2021 and are included in Other Assets on the Statements of Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2021 and March 31, 2020:

	At March 31, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$987	$39	$—	$1,026
Federal Home Loan Mortgage Corporation	28,458	88	761	27,785
Federal National Mortgage Association	15,120	—	510	14,610
Total mortgage-backed securities	44,565	127	1,271	43,421
U.S. Government Agency Securities	18,744	—	113	18,631
Corporate Bonds	5,274	—	793	4,481
Muni Securities	17,763	—	1,153	16,610
Asset-backed Securities	3,336	28	—	3,364
Total available-for-sale	$89,682	$155	$3,330	$86,507

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$683	$69	$—	$752
Federal National Mortgage Association	7,124	264	—	7,388
Total held-to-maturity	$7,807	$333	$—	$8,140

	At March 31, 2020
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$3,510	$77	$—	$3,587
Federal Home Loan Mortgage Corporation	9,244	312	18	9,538
Federal National Mortgage Association	21,495	673	—	22,168
Total mortgage-backed securities	34,249	1,062	18	35,293
U.S. Government Agency Securities	26,616	20	155	26,481
Corporate Bonds	4,032	33	10	4,055
Total available-for-sale	$64,897	$1,115	$183	$65,829

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$972	$76	$—	$1,048
Federal National Mortgage Association and Other	8,179	342	—	8,521
Total held-to-maturity mortgage-backed securities	9,151	418	—	9,569
Corporate Bonds	1,000	—	5	995
Total held-to-maturity	$10,151	$418	$5	$10,564

    The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the year ended March 31, 2021. There were no sales of available-for-sale securities and held-to-maturity securities for the year ended March 31, 2020.

$ in thousands	March 31, 2021
Proceeds	$37,802
Gross gains	1,193

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

At March 31, 2021, the Bank pledged mortgage-backed and agency securities of $9.0 million as collateral for advances from the FHLB-NY.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2021 and March 31, 2020 for less than 12 months and 12 months or longer:

	At March 31, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,271	$39,020	$—	$—	$1,271	$39,020
U.S. Government Agency Securities	—	—	113	18,631	113	18,631
Corporate bonds	793	4,481	—	—	793	4,481
Muni securities	1,153	16,609	—	—	1,153	16,609
Total available-for-sale securities	$3,217	$60,110	$113	$18,631	$3,330	$78,741

	At March 31, 2020
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$18	$619	$18	$619
U.S. Government Agency Securities	—	—	155	21,494	155	21,494
Corporate bonds	10	1,999	—	—	10	1,999
Total available-for-sale securities	$10	$1,999	$173	$22,113	$183	$24,112
Held-to-Maturity:
Corporate bonds	$5	995	—	—	$5	$995
Total held-to-maturity securities	$5	$995	$—	$—	$5	$995

A total of 15 securities had an unrealized loss at March 31, 2021, compared to 7 at March 31, 2020. Mortgage-backed securities, U.S. government agency securities and muni securities represented 49.6%, 23.7% and 21.1%, respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2021. There were three U.S. government agency securities that had an unrealized loss position for more than 12 months at March 31, 2021. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the municipal securities, and the corporate securities which are all reputable institutions in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuation recovers.

The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at March 31, 2021.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2021, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	3,336	3,364	3.18%
Five through ten years	5,655	5,612	1.37%
After ten years	36,126	34,110	1.93%
Mortgage-backed securities	44,565	43,421	1.47%
	$89,682	$86,507	1.71%
Held-to-maturity:
Mortgage-backed securities	$7,807	$8,140	2.37%

NOTE 4.LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses at March 31:

	March 31, 2021		March 31, 2020
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$76,313	15.9%	$105,532	24.8%
Multifamily	103,584	21.6%	89,241	21.0%
Commercial real estate	149,472	31.1%	141,761	33.3%
Business (1)	148,662	30.9%	85,425	20.1%
Consumer (2)	2,439	0.5%	3,213	0.8%
Total loans receivable	480,470	100.0%	425,172	100.0%

Unamortized premiums, deferred costs and fees, net	3,079		3,560

Allowance for loan losses	(5,140)		(4,946)
Total loans receivable, net	$478,409		$423,786
(1) Includes PPP loans of $36.0 million as of March 31, 2021 and business overdrafts of $10 thousand as of March 31, 2021 and 2020
(2) Includes consumer overdrafts of $44 thousand and $15 thousand as of March 31, 2021 and 2020, respectively

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $16.8 million and $18.3 million at March 31, 2021 and 2020, respectively.

At March 31, 2021 the Bank pledged $42.8 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The Bank is participating as a lender in the Paycheck Protection Program ("PPP"), which opened on April 3, 2020. As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of March 31, 2021, the Bank has approved and funded approximately 304 applications totaling $42.9 million of loans under the PPP. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first round of the program.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. This total includes 61 commercial loans totaling $83.5 million and 22 residential loans totaling $6.9 million. As of March 31, 2021, we have 15 loans remaining that are on deferment with outstanding principal balances totaling $8.3 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2021:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946
Charge-offs	—	—	—	(24)	(54)	—	(78)
Recoveries	88	—	—	278	6	—	372
Provision for (Recovery of) Loan Losses	(85)	(131)	95	34	1	(14)	(100)
Ending Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,026	$880	$907	$1,729	$165	$275	$4,982
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	32	—	—	126	—	—	158

Loan Receivables Ending Balance	$78,213	$106,400	$148,809	$147,680	$2,447	$—	$483,549
Ending Balance: collectively evaluated for impairment	74,387	106,031	147,891	139,925	2,447	—	470,681
Ending Balance: individually evaluated for impairment	3,826	369	918	7,755	—	—	12,868

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2020:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,274	$885	$766	$1,330	$154	$237	$4,646
Charge-offs	(12)	—	—	(69)	(102)	—	(183)
Recoveries	302	—	—	160	2	—	464
Provision for (Recovery of) Loan Losses	(509)	126	46	146	158	52	19
Ending Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$899	$1,011	$812	$1,557	$212	$289	$4,780
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	156	—	—	10	—	—	166

Loan Receivables Ending Balance	$107,528	$89,887	$142,410	$85,659	$3,248	$—	$428,732
Ending Balance: collectively evaluated for impairment	102,902	89,512	142,410	82,210	3,248	—	420,282
Ending Balance: individually evaluated for impairment	4,626	375	—	3,449	—	—	8,450

The following is a summary of nonaccrual loans at March 31, 2021 and 2020.

$ in thousands	March 31, 2021	March 31, 2020
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$3,524	$3,582
Multifamily	369	375
Commercial real estate	918	—
Business	2,290	2,797
Consumer	90	22
Total nonaccrual loans	$7,191	$6,776

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

At March 31, 2021, other non-performing assets totaled $60 thousand, which consisted of other real estate owned comprised of one foreclosed residential property, compared to $120 thousand comprised of two foreclosed residential properties at March 31, 2020. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2021 or March 31, 2020.

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

As of March 31, 2021, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$101,212	$142,168	$137,447
Special Mention	—	5,531	1,585
Substandard	5,188	1,110	8,648
Total	$106,400	$148,809	$147,680

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$74,689	$2,356
Non-Performing	3,524	91
Total	$78,213	$2,447

As of March 31, 2020, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$89,512	$141,793	$80,016
Special Mention	—	617	2,184
Substandard	375	—	3,459
Total	$89,887	$142,410	$85,659

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$103,946	$3,225
Non-Performing	3,582	23
Total	$107,528	$3,248

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2021.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,188	$—	$2,950	$4,138	$74,075	$78,213
Multifamily	798	—	—	798	105,602	106,400
Commercial real estate	5,263	—	—	5,263	143,546	148,809
Business	671	400	271	1,342	146,338	147,680
Consumer	2	33	91	126	2,321	2,447
Total	$7,922	$433	$3,312	$11,667	$471,882	$483,549

The following table presents an aging analysis of the recorded investment of past due financing receivable as of March 31, 2020.

$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,410	$—	$3,202	$4,612	$102,916	$107,528
Multifamily	490	—	—	490	89,397	89,887
Commercial real estate	6,621	—	—	6,621	135,789	142,410
Business	1,360	3	700	2,063	83,596	85,659
Consumer	103	1	23	127	3,121	3,248
Total	$9,984	$4	$3,925	$13,913	$414,819	$428,732

    At March 31, 2021 and 2020, there were no loans 90 or more days past due and accruing interest.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2021 and 2020. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. Interest income of $161 thousand and $119 thousand for fiscal years 2021 and 2020 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.

Impaired Loans by Class
	At March 31,
	2021			2020
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,750	$4,409	$—	$3,819	$4,566	$—
Multifamily	369	369	—	375	376	—
Commercial real estate	918	918	—	—	—	—
Business	2,332	2,527	—	2,797	2,917	—

With an allowance recorded:
One-to-four family	76	72	32	807	803	156
Business	5,423	5,423	126	652	652	10
Total	$12,868	$13,718	$158	$8,450	$9,314	$166

    The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2021 and 2020.

	For the years ended March 31,
	2021		2020
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$4,119	$64	$4,153	$65
Multifamily	1,791	16	1,795	48
Commercial real estate	697	10	238	—
Business	2,153	102	2,385	47

With an allowance recorded:
One-to-four family	503	—	868	—
Multifamily	—	—	—	—
Business	3,355	—	970	—
Total	$12,618	$192	$10,409	$160

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a modification. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR under ASC Subtopic 310-40 and the related allowance under ASC Section 310-10-35. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There was one loan modification made during the twelve months ended March 31, 2021. There were no loan modifications made during the twelve months ended March 31, 2020. The following table presents an analysis of the loan modifications that were classified as TDRs during the twelve month period ended March 31, 2021,

	Modifications to loans during the years ended March 31, 2021
$ in thousands	Number of loans	Pre-Modification Recorded Investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	$4,949	$4,949	6.68%	5.50%

    In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal years ended March 31, 2021 and 2020, there were no modified loans that defaulted within the last 12 months of modification. Total TDR loans at March 31, 2021 were $7.5 million, $1.8 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2020, total TDR loans were $3.9 million, of which $2.2 million were non-performing.

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

The aggregate amount of loans outstanding to related parties was $60 thousand at March 31, 2021 and $70 thousand at March 31, 2020. During fiscal year 2021, there were no advances and principal repayments totaled $10 thousand.

Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.PREMISES AND EQUIPMENT, NET

The details of premises and equipment as of March 31 are as follows:

$ in thousands	2021	2020
Leasehold improvements	$6,909	$7,120
Furniture, equipment, and other	14,278	14,212
	21,187	21,332
Less accumulated depreciation and amortization	(16,576)	(15,955)
Premises and equipment, net	$4,611	$5,377

Depreciation and amortization charged to operations for fiscal years 2021 and 2020 amounted to $1.0 million and $965 thousand, respectively.

NOTE 6.LEASES

On April 1, 2019, the Company adopted Topic 842 and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption. As of March 31, 2021, operating ROU lease assets and related lease liabilities totaled $15.3 million and $16.0 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of March 31, 2021, the Company had $121 thousand and $114 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the year ended March 31, 2021:

March 31, 2021
Weighted-average remaining lease term
Operating leases	7.1 years
Finance lease	2.3 years

Weighted-average discount rate
Operating leases	3.01%
Finance lease	1.78%

$ in thousands	March 31, 2021	March 31, 2020
Operating lease expense	$2,856	$2,925

Finance lease cost
Amortization of right-of use asset	73	34
Interest on lease liability	3	2

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	2,734	2,770
Finance lease	66	44

Maturities of lease liabilities at March 31, 2021 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2022	$2,619	$72
2023	2,479	30
2024	2,535	11
2025	2,318	3
2026	2,309	—
Thereafter	5,604	—
Total lease payments	17,864	116
Interest	(1,861)	(2)
Lease liability	$16,003	$114

NOTE 7.ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2021	2020
Loans receivable	$2,246	$1,649
Mortgage-backed securities	93	112
Investments and other interest-bearing assets	301	291
Total accrued interest receivable	$2,640	$2,052

NOTE 8.DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2021			2020
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$110,525	19.86%	—%	$57,489	11.76%	—%
Interest-bearing checking	45,605	8.19	0.08	24,016	4.91	0.12
Savings	108,199	19.44	0.22	97,812	20.01	0.26
Money market savings account	137,230	24.66	0.42	112,634	23.04	0.53
Certificates of deposit	152,723	27.44	1.54	194,287	39.75	2.03
Loan escrow deposits	2,277	0.41	0.28	2,577	0.53	1.04
Total	$556,559	100.00%	0.58%	$488,815	100.00%	0.91%

Scheduled maturities of certificates of deposit for the year ended March 31, 2021 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2022	$114,018
2023	21,543
2024	6,807
2025	5,852
2026	4,407
2027 and beyond	96
Total	$152,723

The following table represents the amount of certificates of deposit of $100,000 or more at March 31, 2021 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2021 to June 30, 2021	$56,160
July 1, 2021 to September 30, 2021	12,831
October 1, 2021 to March 31, 2022	23,197
April 1, 2022 and beyond	27,656
Total	$119,844

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2021	2020
Interest-bearing checking	$30	$29
Savings and clubs	235	256
Money market savings	525	533
Certificates of deposit	2,974	3,799
Loan escrow deposits	6	23
Total interest expense	$3,770	$4,640

    The following table presents additional information about our year-end deposits:

$ in thousands	2021	2020
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$43,209	$40,171
Deposits from brokers	30,149	41,743
Certificates of deposit individually greater than $250,000	26,388	53,956
Deposits from certain directors, executive officers and their affiliates	216	64

NOTE 9.ADVANCES FROM THE FHLB-NY AND OTHER BORROWED MONEY

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $203.0 million at March 31, 2021. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. The Bank had no outstanding advances from the FHLB-NY at March 31, 2021. At March 31, 2021, the Bank's collateral included its investment in FHLB-NY capital stock totaling $552 thousand, and a blanket assignment of pledged qualifying mortgage loans of $42.8 million and mortgage-backed and investment securities with a market value of $9.0 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow $42.7 million from the FHLB-NY at March 31, 2021.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments totaling $2.5 million were made in September 2016. Interest on the debentures has been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021.
The accrued interest payable on subordinated debt securities was $3.1 million and the interest expense was $562 thousand for the year ended March 31, 2021. The accrued interest payable on subordinated debt securities was $2.5 million and the interest expense was $815 thousand for the year ended March 31, 2020.

Paycheck Protection Program Liquidity Facility (PPPLF). The Federal Reserve established the PPPLF to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate on PPPLF advances is fixed at 0.35% and the maturity date is equal to the maturity date of the PPP loans pledged to secure the extension of credit. The accrued interest payable on PPPLF advances was $73 thousand and the interest expense was $85 thousand for the year ended March 31, 2021.

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2021	2020
Amounts outstanding at the end of year:
Subordinated debt securities	13,403	13,403
PPPLF	23,705	—

Rate paid at year end:
Subordinated debt securities	3.23%	3.89%
PPPLF	0.35%	—%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$—	$23,000
Subordinated debt securities	13,403	13,403
PPPLF	28,293	—

Approximate average amounts outstanding for year:
FHLB advances	$—	$8,115
Subordinated debt securities	13,403	13,403
PPPLF	24,453	—

Approximate weighted average rate paid during year:
FHLB advances	—%	2.15%
Subordinated debt securities	4.19%	6.08%
PPPLF	0.35%	—%

NOTE 10.INCOME TAXES

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2021		2020
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(818)	21.0%	$(1,139)	21.0%
State and local income tax, net of Federal tax benefit	(70)	12.0	(719)	13.2
Impact of income tax rate changes	(25)	0.6	186	(3.4)
Change in valuation allowance	917	(33.5)	1,661	(30.6)
Other	(4)	(0.1)	11	(0.2)
Total income tax expense (benefit)	$—	—%	$—	—%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2021	2020
Deferred Tax Assets:
Allowance for loan losses	$1,723	$1,689
Compensation and benefits	16	—
Nonaccrual loan interest	54	40
Net operating loss carryforward	18,890	18,732
New markets tax credit	3,434	3,452
Depreciation	(916)	(5)
Unrealized loss (gain) on available-for-sale securities	667	(313)
Other	248	124
Total Deferred Tax Assets	24,116	23,719
Deferred Tax Liabilities:
Other	370	1,098
Total Deferred Tax Liabilities	370	1,098
Deferred Tax Assets, net	23,746	22,621
Valuation Allowance	(23,746)	(22,621)
Deferred Tax Assets, net of valuation allowance	$—	$—

On June 29, 2011, the Company raised $55.0 million of equity. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand, but has accumulated availability of $8.5 million as of March 31, 2021. The total cumulative availability over the carryover period (20 years) is $18.1 million. The Company has a net deferred tax asset (“DTA”) of approximately $23.7 million. Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. A valuation allowance for net deferred tax asset of $23.7 million has been recorded. The valuation allowance was initially recorded during fiscal year 2011, and has remained through March 31, 2020, as management concluded, and continues to conclude, that it is “more likely than not” that the Company will not be able to fully realize the benefit of its deferred tax assets. The Tax Cuts and Jobs Act, that was passed during the Company's fiscal year 2018, now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The amount of the AMT credits recorded as a deferred tax asset was $0 as of March 31, 2020. The AMT credit was $143 thousand as of March 31, 2020, which the Company requested to be refunded from its recently filed fiscal year 2020 federal tax return.

At March 31, 2021, the Company had net operating carryforwards for federal purposes of approximately $51.2 million, for state purposes of approximately $70.9 million and for city purposes of approximately $58.5 million which are available to offset future federal, state and city income and which expire over varying periods from March 2030 through March 2040. Federal net operating carryforwards of $17.4 million do not expire.

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

NOTE 11.LOSS PER COMMON SHARE

The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the years ended March 31:

$ in thousands except per share data	2021	2020
Net loss attributable to Carver Bancorp, Inc.	$(3,896)	$(5,423)

Weighted average common shares outstanding – basic	3,415,154	3,699,278
Weighted average common shares outstanding – diluted	3,415,154	3,699,278

Basic loss per common share	$(1.14)	$(1.47)
Diluted loss per common share	$(1.14)	$(1.47)

    For the years ended March 31, 2021 and March 31, 2020, all restricted shares and outstanding stock options were anti-dilutive. For details of restricted shares and stock options, please refer to Note 14. "Employee Benefit and Stock Compensation Plans."

NOTE 12.STOCKHOLDERS' EQUITY

    Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2021, there were 3,333,268 shares of Company common stock outstanding.

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

    The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2021, there were 17,601 shares of Series D Preferred Stock outstanding.

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2021, 11,744 shares of its common stock have been repurchased in open market transactions. As a result of the Company's participation in the TARP CDCI, the United States Department of the Treasury's (the "U.S. Treasury") prior approval was required to make further repurchases.

On August 6, 2020, the Company entered into a Securities Purchase Agreement with the U.S. Treasury to repurchase 2,321,286 shares of the common stock of the Company, par value $0.01 per share, owned by the U.S. Treasury for an aggregate purchase price of $2.5 million. The stock repurchase provided for in the Securities Purchase Agreement was completed on August 6, 2020. Upon completion of the repurchase pursuant to the Securities Purchase Agreement, the U.S. Treasury was no longer a stockholder in the Company. In connection with the repurchase, Morgan Stanley provided a grant to the Company of $2.5 million to fund the repurchase transaction.

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

On January 22, 2021, Prudential Insurance Company of America, an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert them into 58,093 shares of Common Stock. The conversion had no impact on the Company's total capital.

On February 1, 2021, the Company entered into an agreement with Wells Fargo Central Pacific Holdings, Inc., under which it sold: (i) 157,806 shares of its common stock, par value $0.01 per share, at a purchase price of $7.75 per share, and (ii) 3,177 shares of a new series of preferred stock, Series E non-cumulative non-voting participating preferred stock, par value $0.01 per share, at a purchase price of $1,000 per share, in a private placement for gross proceeds of approximately $4.4 million. Upon the completion of certain eligible transfers of the Series E preferred stock by Wells Fargo Central Pacific Holdings, Inc., the Series E preferred stock would be convertible into common stock at a conversion price of $7.96 per share. The issuance of the shares is exempt from registration pursuant to the exemption provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

Series E Preferred Stock is perpetual and has no maturity date. The Company may redeem the shares of Series E Preferred Stock, in whole or in part, on any date on or after February 1, 2026. The holders of Series E Preferred Stock will be entitled to receive, if declared by the Company's board of directors, noncumulative cash dividends on each date that dividends or other distributions are payable. The holders of the Series E Preferred Stock will not have voting rights except for any vote required by law or by the Company's Certificate of Incorporation, or for effecting or validating: (i) any increase or decrease in the authorized number of shares of Series E Preferred Stock or issuance of shares of Series E Preferred Stock after the original issue date; (ii) any amendment, alteration or repeal of any provision of the Certificate of Incorporation or Bylaws of the Company that would adversely affect the voting powers, preferences, privileges or special rights of the Series E Preferred Stock; (iii) any amendment or alteration of the Certificate of Incorporation or Bylaws of the Company to authorize or create, or increase the authorized amount of any shares of any class or series or any securities convertible into shares of any class or series of capital stock of the Company ranking senior to Series E Preferred Stock in the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Company; or (iv) a merger or consolidation of the Company with another entity (whether or not a corporation), unless in each case (A) the shares of Series E Preferred Stock remain outstanding and (B) such shares remaining outstanding or such preference securities, as the case may be, have such rights, preferences, privileges and voting powers, and limitations and restrictions, and limitations and restrictions thereof as are not materially less favorable to the holders thereof than the rights, preferences, privileges and voting powers, and restrictions and limitations thereof, of the Series E Preferred Stock immediately prior to such consummation.

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

Series F Preferred Stock is perpetual and has no maturity date. The shares are not convertible. The Company may redeem the shares of Series F Preferred Stock, in whole or in part, on any date on or after February 16, 2026. The holders of Series F Preferred Stock will be entitled to receive, if declared by the Company's board of directors, noncumulative cash dividends on each date that dividends or other distributions are payable. The holders of the Series F Preferred Stock will not have voting rights except for any vote required by law or by the Company's Certificate of Incorporation, or for effecting or validating: (i) any amendment, alteration or repeal of any provision of the Certificate of Incorporation or Bylaws of the Company that would significantly and adversely affect the voting powers, preferences, privileges or special rights of the Series F Preferred Stock; (ii) any amendment or alteration of the Certificate of Incorporation or Bylaws of the Company to authorize or create, or increase the authorized amount of any shares of any class or series or any securities convertible into shares of any class or series of capital stock of the Company ranking senior to Series F Preferred Stock in the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Company; or (iii) a merger or consolidation of the Company with another entity (whether or not a corporation), unless in each case (A) the shares of Series F Preferred Stock remain outstanding and (B) such shares remaining outstanding or such preference securities, as the case may be, have such rights, preferences, privileges and voting powers , and limitations and restrictions, and limitations and restrictions thereof as are not materially less favorable to the holders thereof than the rights, preferences, privileges and voting powers, and restrictions and limitations thereof, of the Series F Preferred Stock immediately prior to such consummation.

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

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2021, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 10.01%, Common Equity Tier 1 capital ratio of 14.41%, Tier 1 risk-based capital ratio of 14.41%, and a total risk-based capital ratio of 15.56%.

The table below presents the Bank's regulatory capital ratios at March 31, 2021 and 2020.

	March 31, 2021		March 31, 2020
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$66,644	10.01%	$63,683	11.25%
Individual minimum capital requirement	59,946	9.00%	50,948	9.00%
Minimum capital requirement	26,643	4.00%	22,643	4.00%
Excess	40,001	6.01%	41,040	7.25%

Common equity Tier 1
Regulatory capital	$66,644	14.41%	$63,683	15.23%
Minimum capital requirement	32,383	7.00%	29,268	7.00%
Excess	34,261	7.41%	34,415	8.23%

Tier 1 risk-based capital
Regulatory capital	$66,644	14.41%	$63,683	15.23%
Minimum capital requirement	39,323	8.50%	35,540	8.50%
Excess	27,321	5.91%	28,143	6.73%

Total risk-based capital
Regulatory capital	$71,989	15.56%	$68,904	16.48%
Individual minimum capital requirement	55,514	12.00%	50,174	12.00%
Minimum capital requirement	48,575	10.50%	43,902	10.50%
Excess	23,414	5.06%	25,002	5.98%
NOTE 13.OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the years ended March 31, 2021 and 2020:

$ in thousands	At March 31, 2020	Other Comprehensive Income	At March 31, 2021
Net unrealized income (loss) on securities available-for-sale	$932	$(4,107)	$(3,175)

$ in thousands	At March 31, 2019	Other Comprehensive Income	At March 31, 2020
Net unrealized (loss) income on securities available-for-sale	$(939)	$1,871	$932

    The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2021	2020
Reclassification adjustment for sales of available for-sale securities, net of tax	$1,193	$—	Gain on sale of securities, net

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2021 included $4.1 million of unrealized losses for the year ended March 31, 2021. The balance at March 31, 2020 included $1.9 million of unrealized gains for the year ended March 31, 2020.

NOTE 14.EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 3% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. The 401(k) match was temporarily suspended effective October 1, 2020.

Compensation expense recognized for the savings incentive plan was $118 thousand and $254 thousand, respectively, for fiscal 2021 and 2020.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2021, there were 3,733 options outstanding under the 2006 Incentive Plan and 3,733 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $1 thousand and $3 thousand as expense for fiscal years 2021 and 2020, respectively.

    In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. During fiscal 2021 51,000 restricted stock awards were issued and 31,000 restricted stock awards were issued.in fiscal 2020. At March 31, 2021, there were 3,000 options outstanding under the 2014 Incentive Plan and 750 were exercisable.  All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $88 thousand as expense for fiscal year 2021 and $24 thousand in fiscal year 2020.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2021		2020
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	32,100	$3.09	1,950	$4.76
Granted	51,000	5.84	31,000	3.04
Vested	(10,350)	3.02	(850)	4.95
Forfeited	—	—	—	—
Outstanding, end of year	72,750	$5.00	32,100	$3.09

Unrecognized compensation expense on unvested restricted shares as of March 31, 2021 totaled $257 thousand. This amount will be recognized over the remaining vesting period of 2.28 years (weighted average).

    Information regarding stock options as of and for the years ended March 31 is as follows:

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,733	$7.71	4,733	$7.71
Granted	2,000	5.70	—	—
Exercised	—	—	—	—
Expired/Forfeited	133	97.50	—	—
Outstanding, end of year	6,600	$5.42	4,733	$7.71
Exercisable, at year end	4,350		3,633

Information regarding stock options as of March 31, 2021 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	6.70	$3.48	750	$3.48
5.00	$5.59	3,600	4.23	5.56	3,600	5.56
5.60	$5.99	2,000	9.33	5.70	—	5.70
Total		6,600			4,350

As of March 31, 2021, unrecognized compensation expense on unvested stock options totaled $10 thousand. This amount will be recognized over the remaining vesting period of 2.15 years (weighted average).

There were 2,000 stock options awarded to employees or directors during the year ended March 31, 2021.

    At March 31, 2021, all outstanding options had no intrinsic value.

The fair value of the option grants was estimated on the date of the grant using the Black-Scholes option pricing model applying the following weighted average assumptions for the year ended March 31, 2021:

2021
Fair value of options granted	$3.44
Risk-free interest rate	0.01%
Volatility	10%
Expected life of option grants (years)	9.25

The Company recorded stock compensation expense of $3 thousand in fiscal 2021 and $4 thousand in 2020.

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

The following table reflects the Bank's outstanding commitments as of March 31:

$ in thousands	2021	2020
Commitments to fund mortgage loans	$2,179	$5,557
Commitments to fund commercial and consumer loans	—	4,500
Lines of credit	1,677	2,702
Commitment to fund private equity investment	253	253
	$4,109	$13,012

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2020 (1)	$1,952
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(265)
Open claims as of March 31, 2021 (1)	$1,687
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

    The table below summarizes changes in our representation and warranty reserves during fiscal 2021.

$ in thousands	March 31, 2021
Representation and warranty repurchase reserve, March 31, 2020 (1)	$226
Net adjustment to reserve for repurchase losses (2)	(45)
Representation and warranty repurchase reserve, March 31, 2021 (1)	$181
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2021, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2021 and 2020, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$147	$147
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,026	—	1,026
Federal Home Loan Mortgage Corporation	—	27,785	—	27,785
Federal National Mortgage Association	—	14,610	—	14,610
U.S. Government Agency securities	—	18,631	—	18,631
Corporate bonds	—	4,481	—	4,481
Muni securities	—	16,610	—	16,610
Asset-backed securities	—	3,364	—	3,364
Total available-for-sale securities	—	86,507	—	86,507
Total assets	$—	$86,507	$147	$86,654

	Fair Value Measurements at March 31, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$145	$145
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	3,587	—	3,587
Federal Home Loan Mortgage Corporation	—	9,538	—	9,538
Federal National Mortgage Association	—	22,168	—	22,168
U.S. Government Agency securities	—	26,481	—	26,481
Corporate bonds	—	4,055	—	4,055
Total available-for-sale securities	—	65,829	—	65,829
Total assets	$—	$65,829	$145	$65,974

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR") and other investments. Level 3 assets accounted for 0.02% and 0.03% of the Company's total assets measured at fair value at March 31, 2021 and 2020, respectively.

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

During the fiscal year ended March 31, 2021, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2021 and 2020:

$ in thousands	Beginning balance, April 1, 2020	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2021
Mortgage Servicing Rights	145	2	—	—	147	2

$ in thousands	Beginning balance, April 1, 2019	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2020	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2020
Mortgage Servicing Rights	180	(35)	—	—	145	(33)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of March 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	147	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	13.33%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points

$ in thousands	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	145	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	15.64%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2021 and 2020, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$5,341	$5,341
Other real estate owned	$—	$—	$60	$60

	Fair Value Measurements at March 31, 2020, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$1,293	$1,293
Other real estate owned	$—	$—	$120	$120

    For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,341	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$1,293	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	120	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$75,591	$75,591	$75,591	$—	$—
Securities available-for-sale	86,507	86,507	—	86,507	—
Securities held-to-maturity	7,807	8,140	—	8,140	—
Loans receivable	478,409	487,806	—	—	487,806
Accrued interest receivable	2,640	2,640	—	2,640	—
Mortgage servicing rights	147	147	—	—	147
Financial Liabilities:
Deposits	$556,559	$557,049	$402,843	$154,206	$—
Other borrowed money	37,108	37,150	—	37,150	—
Accrued interest payable	3,212	3,212	—	3,212	—

	March 31, 2020
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$47,540	$47,540	$47,540	$—	$—
Securities available-for-sale	65,829	65,829	—	65,829	—
Securities held-to-maturity	10,151	10,564	—	10,564	—
Loans receivable	423,786	438,017	—	—	438,017
Accrued interest receivable	2,052	2,052	—	2,052	—
Mortgage servicing rights	145	145	—	—	145
Other assets - Interest-bearing deposits	981	981	—	981	—
Financial Liabilities:
Deposits	$488,815	$489,309	$291,951	$197,358	$—
Other borrowed money	13,403	13,386	—	13,386	—
Accrued interest payable	2,695	2,695	—	2,695	—

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

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based initiatives. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. In June 2006, CCDC received a NMTC award of $59 million. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. During the period from December 2009 to September 2012, CCDC transferred rights to investors in NMTC projects (entities CDEs 13-21). CCDC has a contingent obligation to reimburse the investors for any losses or shortfalls incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  The NMTC compliance period was completed for all these entities, and CDEs 2-21 have been dissolved.

CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2021, there have been no activities in these entities.

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

As none of the Bank's VIEs meet the above criteria, there are no consolidated VIEs at March 31, 2021.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at March 31, 2021 are presented below:

	Involvement with SPE (000's)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1(1)	$—	$—	$13,400	$13,400	$16,110	$400	$—	$—	$16,510
1 Carver Statutory Trust debt investment includes deferred interest of $3.1 million, which was paid on June 16, 2021.

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended March 31, 2021 and 2020:

	Years Ended March 31,
$ in thousands	2021	2020
Non-interest income
In-scope of Topic 606
Depository fees and charges	$2,637	$3,147
Loan fees and service charges	288	307
Other non-interest income	1,279	55
Non-interest income (in-scope of Topic 606)	4,204	3,509
Non-interest income (out-of-scope of Topic 606)	1,994	230
Total non-interest income	$6,198	$3,739

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2021	2020
Other non-interest income:
Grant income	$500	$—
Correspondent banking fees	1,235	—
Other	276	184
Total non-interest income	$2,011	$184

Other non-interest expense:
Advertising	$380	$281
Legal expense	498	611
Insurance and surety	766	621
Audit expense	378	537
Outsourced service	100	304
Data lines / internet	432	412
Retail expenses	825	733
Director's fees	366	331
Other	1,649	1,776
Total non-interest expense	$5,394	$5,606

NOTE 20.QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for our quarterly operations in fiscal 2021 and 2020. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

$ in thousands, except per share data	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Fiscal 2021
Interest income	$4,788	$5,072	$5,239	$5,208
Interest expense	1,242	1,198	1,100	880
Net interest income	3,546	3,874	4,139	4,328
Provision for (recovery of) loan losses	(102)	(1)	4	(1)
Non-interest income	1,683	1,973	899	1,643
Non-interest expense	6,143	6,657	6,344	6,937
Net loss	$(812)	$(809)	$(1,310)	$(965)
Loss per common share
Basic	$(0.22)	$(0.21)	$(0.44)	$(0.27)
Diluted	$(0.22)	$(0.21)	$(0.44)	$(0.27)

$ in thousands, except per share data	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Fiscal 2020
Interest income	$5,585	$5,288	$5,492	$5,262
Interest expense	1,413	1,444	1,463	1,311
Net interest income	4,172	3,844	4,029	3,951
Provision for loan losses	1	7	8	3
Non-interest income	941	1,009	965	824
Non-interest expense	6,251	5,896	6,422	6,570
Net loss	$(1,139)	$(1,050)	$(1,436)	$(1,798)
Loss per common share
Basic	$(0.31)	$(0.28)	$(0.39)	$(0.49)
Diluted	$(0.31)	$(0.28)	$(0.39)	$(0.49)

NOTE 21.CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2021	2020
Assets
Cash on deposit with subsidiaries	$12,374	$496
Investment in subsidiaries	63,871	65,018
Other assets	363	161
Total assets	$76,608	$65,675

Liabilities and Stockholders' Equity
Borrowings	$13,403	$13,403
Accounts payable to subsidiaries	7,656	739
Other liabilities	3,248	2,639
Total liabilities	24,307	16,781

Stockholders’ equity	52,301	48,894
Total liabilities and stockholders’ equity	$76,608	$65,675

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2021	2020
Income
Equity in net loss from subsidiaries	$(3,039)	$(4,499)
Other income	21	26
Grant income	500	—
Total (loss) income	(2,518)	(4,473)
Expense
Interest expense on borrowings	562	815
Salaries and employee benefits	168	—
Shareholder expense	223	32
Other	425	103
Total expense	1,378	950
Net loss	$(3,896)	$(5,423)
Comprehensive loss	$(8,003)	$(3,552)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2021	2020
Cash Flows From Operating Activities
Net loss	$(3,896)	$(5,423)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss of subsidiaries	3,039	4,499
Increase in account receivable from subsidiaries	(164)	(4)
Increase in other assets	(38)	(36)
Increase in accounts payable to subsidiaries	917	176
Increase in other liabilities	609	785
Net cash provided by (used in) operating activities	467	(3)

Cash Flows From Financing Activities
Capital contribution	2,500	—
Redemption of treasury stock, net	(2,500)	—
Issuance of common stock	3,197	—
Issuance of preferred stock	8,177	—
Restricted stock vesting	37	4
Net cash provided by financing activities	11,411	4

Net increase in cash	11,878	1
Cash and cash equivalents – beginning	496	495
Cash and cash equivalents – ending	$12,374	$496

NOTE 22.SUBSEQUENT EVENTS

On May 6, 2021, the Company entered into an agreement with Spectrum Communications Indemnity Inc., in which Spectrum would provide the Company with an unsecured and subordinated long-dated, below-market-rate loan in the amount of $1.5 million to finance eligible loans offered through the Bank's community investment initiatives loan program.

On May 13, 2021, the Company received a non-objection letter from the Federal Reserve Bank of Philadelphia to make a total payment of approximately $3.2 million in settlement of deferred interest on the subordinated debt associated with its trust preferred securities due. Payment in full was sent to the trustee on June 16, 2021 for distribution to all securities holders the following day.

On June 7, 2021, the Bank became aware of a possible fraud incident involving the unauthorized use of a borrower’s account through a third-party vendor’s online cash management system. The Bank’s preliminary investigation of this matter indicates that unauthorized wires totaling $2.1 million were fraudulently withdrawn from the borrower’s money market account at the Bank from May 12, 2021 through June 1, 2021. The preliminary investigation indicates that an unauthorized person or entity was provided access to the borrower’s account through a third party online banking system. The Bank contacted the appropriate regulatory and law enforcement agencies, as well as its insurance provider. The total exposure to the Bank as a result of this incident is $2.1 million. However, the Bank is pursuing all available sources of recovery and other means of mitigating the potential loss. If any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2021, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

    Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

    The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2021.

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

(c) Changes in Internal Control Over Financial Reporting

    There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers of Carver and Carver Federal" in the Company's definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.    List of Documents Filed as Part of this Annual Report on Form 10-K

A.    The following consolidated financial statements are included in Item 8 of this Annual Report:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Statements of Financial Condition as of March 31, 2021 and 2020

3.    Consolidated Statements of Operations for the years ended March 31, 2021 and 2020

4.    Consolidated Statements of Comprehensive Loss for the years ended March 31, 2021 and 2020

5.    Consolidated Statements of Changes in Equity for the years ended March 31, 2021 and 2020

6.    Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020

7.    Notes to Consolidated Financial Statements.

B.    Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.    Exhibits required by Item 601 of Regulation S-K:

A.    See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T
A.     See Exhibit Index

ITEM 16.FORM 10-K SUMMARY.

    None.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Securities Purchase Agreement by and between Carver Bancorp, Inc. and the U.S. Treasury Department, dated August 6, 2020 (1)
2.2	Stock Purchase Agreement, by and between Carver Bancorp, Inc. and Wells Fargo Central Pacific Holdings, Inc., dated February 1, 2021 (2)
2.3	Stock Purchase Agreement, by and between Carver Bancorp, Inc. and J.P. Morgan Chase Community Development Corporation, dated February 16, 2021 (3)
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (4)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (5)
3.3
Certificate of Designation for Mandatorily Convertible Non-Voting Participating Preferred Stock Series C and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D of Carver Bancorp, Inc. (6)

3.4	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(7)
3.5	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (8)
3.6	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (9)
3.7	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (10)
4.1	Stock Certificate of Carver Bancorp, Inc. (4)
4.2	Description of Carver Bancorp, Inc. Securities
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (11)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (11)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (11)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (12)
10.5	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (13)
10.6	Carver Bancorp, Inc. 2014 Equity Incentive Plan (14)
10.7	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (15)
11	Code of Ethics (16)
21.1	Subsidiaries of the Registrant
23.1	Consent of Current Independent Registered Public Accounting Firm - BDO USA, LLP
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibits 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail

(1)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on August 6, 2020.
(2)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(3)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 22, 2021.
(4)Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.
(5)Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
(6)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(7)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.

(8)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(9)Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(10)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 22, 2021.
(11)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.
(12)Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.
(13)Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.
(14)Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.
(15)Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.
(16)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 29, 2021	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 29, 2021 by the following persons on behalf of the Registrant and in the capacities indicated.

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