Form 10-Q
period 2021-06-30
CARVER BANCORP INC
filed 2021-08-19
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2021
Common Stock, par value $0.01	3,481,509

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	June 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$78,473	$75,337
Money market investments	254	254
Total cash and cash equivalents	78,727	75,591
Investment securities:
Available-for-sale, at fair value	86,039	86,507
Held-to-maturity, at amortized cost (fair value of $6,109 and $8,140 at June 30, 2021 and March 31, 2021, respectively)	5,833	7,807
Total investment securities	91,872	94,314
Loans receivable:
Real estate mortgage loans	327,658	333,422
Commercial business loans	158,492	147,680
Consumer loans	2,180	2,447
Loans, gross	488,330	483,549
Allowance for loan losses	(5,214)	(5,140)
Total loans receivable, net	483,116	478,409
Premises and equipment, net	4,455	4,611
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	584	552
Accrued interest receivable	2,579	2,640
Right-of-use assets	15,433	15,344
Other assets	6,161	5,287
Total assets	$682,927	$676,748

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$112,693	$110,525
Interest-bearing deposits:
Interest-bearing checking	51,126	45,605
Savings	110,449	108,199
Money market	145,597	137,230
Certificates of deposit	146,924	152,723
Escrow	1,487	2,277
Total interest-bearing deposits	455,583	446,034
Total deposits	568,276	556,559
Advances from the FHLB-NY and other borrowed money	34,190	37,222
Operating lease liability	16,117	16,003
Other liabilities	12,654	14,663
Total liabilities	631,237	624,447

EQUITY
Preferred stock, (par value $0.01 per share: 16,501 and 17,601 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at June 30, 2021 and March 31, 2021, respectively)	16,501	17,601
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at June 30, 2021 and March 31, 2021)	3,177	3,177
Preferred stock (par value $0.01 per share: 5,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at June 30, 2021 and March 31, 2021)	5,000	5,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 5,977,368 and 5,837,071 shares issued; 3,473,565 and 3,333,268 shares outstanding at June 30, 2021 and March 31, 2021, respectively)	60	58
Additional paid-in capital	76,328	75,204
Accumulated deficit	(45,412)	(42,656)
Treasury stock, at cost (2,503,803 shares at June 30, 2021 and March 31, 2021)	(2,908)	(2,908)
Accumulated other comprehensive loss	(1,056)	(3,175)
Total equity	51,690	52,301
Total liabilities and equity	$682,927	$676,748
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2021	2020
Interest income:
Loans	$4,839	$4,385
Mortgage-backed securities	244	228
Investment securities	225	158
Money market investments	21	17
Total interest income	5,329	4,788

Interest expense:
Deposits	525	1,075
Advances and other borrowed money	152	167
Total interest expense	677	1,242

Net interest income	4,652	3,546
Provision for (recovery of) loan losses	72	(102)
Net interest income after provision for (recovery of) loan losses	4,580	3,648

Non-interest income:
Depository fees and charges	603	587
Loan fees and service charges	102	72
Gain on sale of securities	—	862
Other	936	162
Total non-interest income	1,641	1,683

Non-interest expense:
Employee compensation and benefits	2,808	2,646
Net occupancy expense	1,087	1,111
Equipment, net	474	394
Data processing	837	460
Consulting fees	20	61
Federal deposit insurance premiums	91	72
Other	3,660	1,399
Total non-interest expense	8,977	6,143

Loss before income taxes	(2,756)	(812)
Income tax expense	—	—
Net loss	$(2,756)	$(812)

Loss per common share:
Basic	$(0.81)	$(0.22)
Diluted	(0.81)	(0.22)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2021	2020
Net loss	$(2,756)	$(812)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of securities available-for-sale	2,119	(212)
Less: Reclassification adjustment for gains on sale of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	—	862
Total other comprehensive income (loss), net of tax	2,119	(1,074)
Total comprehensive loss, net of tax	$(637)	$(1,886)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended June 30, 2021
Balance — March 31, 2021	$25,778	$58	$75,204	$(42,656)	$(2,908)	$(3,175)	$52,301
Net loss	—	—	—	(2,756)	—	—	(2,756)
Other comprehensive loss, net of taxes	—	—	—	—	—	2,119	2,119
Conversion of Series D preferred stock to common stock	(1,100)	1	1,099	—	—	—	—
Stock based compensation expense	—	1	25	—	—	—	26
Balance — June 30, 2021	$24,678	$60	$76,328	$(45,412)	$(2,908)	$(1,056)	$51,690

Three Months Ended June 30, 2020
Balance — March 31, 2020	$45,118	$61	$55,476	$(52,285)	$(408)	$932	$48,894
Net loss	—	—	—	(812)	—	—	(812)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,074)	(1,074)
Conversion of Series D preferred stock to common stock	(597)	1	596	—	—	—	—
Stock based compensation expense	—	(24)	57	—	—	—	33
Balance — June 30, 2020	$44,521	$38	$56,129	$(53,097)	$(408)	$(142)	$47,041
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,756)	$(812)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	72	(102)
Stock based compensation expense	26	33
Depreciation and amortization expense	259	262
Gain on sale of securities	—	(862)
Amortization and accretion of loan premiums and discounts and deferred charges	159	218
Amortization and accretion of premiums and discounts — securities	89	170
Decrease (increase) in accrued interest receivable	61	(335)
(Increase) decrease in other assets	(162)	1,829
(Decrease) increase in other liabilities	(2,027)	15,180
Net cash (used in) provided by operating activities	(4,279)	15,581
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(33,036)
Proceeds from sales of investments: Available-for-sale	—	30,190
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	2,443	4,790
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	1,961	267
Loans held-for investment activity, net of (originations) and repayments/payoffs	1,883	(30,612)
Loans purchased from third parties	(8,370)	—
Proceeds on sale of loans	926	—
(Purchase) redemption of FHLB-NY stock, net	(32)	16
Purchase of premises and equipment	(98)	(106)
Net cash used in investing activities	(1,287)	(28,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,717	50,772
(Decrease) increase in FHLB-NY advances and other borrowings	(4,515)	28,293
Increase in long-term debt	1,500	—
Net cash provided by financing activities	8,702	79,065
Net increase in cash and cash equivalents	3,136	66,155
Cash and cash equivalents at beginning of period	75,591	47,540
Cash and cash equivalents at end of period	$78,727	$113,695

Supplemental cash flow information:
Noncash financing and investing activities
Securities purchased but not yet paid for	$—	$13,399
Recognition of right-of-use asset	680	—
Recognition of operating lease liability	680	—
Recognition of finance lease asset	—	13
Recognition of finance lease liability	—	13

Cash paid for:
Interest	$3,765	$1,167
Income taxes	16	16
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The interest rate was 3.17% and the total amount of deferred interest was $17 thousand at June 30, 2021.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended March 31, 2022. The consolidated balance sheet at June 30, 2021 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2021. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Recent Events

COVID-19 continues to have a significant negative effect on families and businesses in New York and throughout the United States. While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver's operations. The long-term effects of COVID-19 on the Company's business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. At this time, it is unknown if the easing of restrictions on individuals and businesses will continue and if and when businesses and their employees will be able to fully resume normal activities. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat the impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees - including social distancing - as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

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

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requests or needed. As of June 30, 2021, the Bank has received 77 applications for payment deferrals on approximately $77.7 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. As of June 30, 2021, there are 11 loans remaining on deferment with outstanding principal balances totaling $6.6 million.

As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As of June 30, 2021, the Bank has approved 419 applications for approximately $56.4 million of loans under the PPP. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. The net origination fees on these loans totaled approximately $881 thousand and are being recognized into interest income on loans over the 2-year stated maturity term of the PPP loans using the straight-line deferral method. The Federal Reserve established the Paycheck Protection Program Liquidity Facility ("PPPLF") to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of June 30, 2021, the Bank's outstanding advances under the PPPLF totaled $19.2 million, compared to $23.7 million at March 31, 2021.

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

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2021	2020
Net loss	$(2,756)	$(812)

Weighted average common shares outstanding - basic	3,382,793	3,700,082
Weighted average common shares outstanding – diluted	3,382,793	3,700,082

Basic loss per common share	$(0.81)	$(0.22)
Diluted loss per common share	(0.81)	(0.22)

    For the three months ended June 30, 2021 and 2020, all restricted shares and outstanding stock options were anti-dilutive.

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

On August 6, 2020, the Company entered into a Securities Purchase Agreement (the "Agreement") with the United States Department of the Treasury (the "Treasury Department") to repurchase 2,321,286 shares of the common stock of the Company, owned by the Treasury Department for an aggregate purchase price of $2.5 million. The stock repurchase provided for in the Agreement was completed on August 6, 2020. Upon completion of the repurchase pursuant to the Agreement, the Treasury Department was no longer a stockholder in the Company. In connection with the repurchase, Morgan Stanley provided a grant of $2.5 million that was considered contributed capital to the Company to fund the repurchase transaction.

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

In May and June 2021, Prudential Insurance Company of America, an institutional investor, donated 1,100 shares of its holdings of Series D Preferred Stock to a third party in a series of transfers. The third party notified the Company of its intention to cancel the shares and convert into 134,530 shares of Common Stock. The conversions had no impact on the Company's total capital.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

    The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three months ended June 30, 2021 and 2020:

$ in thousands	At March 31, 2021	Other Comprehensive Income, net of tax	At June 30, 2021
Net unrealized loss on securities available-for-sale	$(3,175)	$2,119	$(1,056)

$ in thousands	At March 31, 2020	Other Comprehensive Loss, net of tax	At June 30, 2020
Net unrealized income (loss) on securities available-for-sale	$932	$(1,074)	$(142)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the three months ended June 30, 2021. There was an $862 thousand reclassification out of accumulated other comprehensive income to the consolidated statement of operations for the three months ended June 30, 2020.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2021, securities with fair value of $86.0 million, or 93.7%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $5.8 million, or 6.3%, were classified as held-to-maturity. The Bank had no securities classified as trading at June 30, 2021 and March 31, 2021.

    Other investments as of June 30, 2021 primarily consists of the Bank's investment in a limited partnership Community Capital Fund. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Other investments totaled $1.0 million at June 30, 2021 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2021 and March 31, 2021:

	At June 30, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$820	$29	$—	$849
Federal Home Loan Mortgage Corporation	27,443	67	485	27,025
Federal National Mortgage Association	14,583	—	333	14,250
Total mortgage-backed securities	42,846	96	818	42,124
U.S. Government Agency Securities	17,883	—	83	17,800
Corporate Bonds	5,274	—	251	5,023
Muni Securities	17,757	170	196	17,731
Asset-backed Securities	3,335	26	—	3,361
Total available-for-sale	$87,095	$292	$1,348	$86,039

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$634	$63	$—	$697
Federal National Mortgage Association and Other	5,199	213	—	5,412
Total held-to maturity	$5,833	$276	$—	$6,109

	At March 31, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$987	$39	$—	$1,026
Federal Home Loan Mortgage Corporation	28,458	88	761	27,785
Federal National Mortgage Association	15,120	—	510	14,610
Total mortgage-backed securities	44,565	127	1,271	43,421
U.S. Government Agency Securities	18,744	—	113	18,631
Corporate Bonds	5,274	—	793	4,481
Muni Securities	17,763	—	1,153	16,610
Asset-backed Securities	3,336	28	—	3,364
Total available-for-sale	$89,682	$155	$3,330	$86,507

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$683	$69	$—	$752
Federal National Mortgage Association and Other	7,124	264	—	7,388
Total held-to-maturity	$7,807	$333	$—	$8,140

There were no sales of available-for-sale and held-to-maturity securities for the three months ended June 30, 2021. The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the three months ended June 30, 2020.

$ in thousands	June 30, 2020
Proceeds	$30,190
Gross gains	862

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2021 and March 31, 2021 for less than 12 months and 12 months or longer:

	At June 30, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$818	$38,490	$—	$—	$818	$38,490
U.S. Government Agency securities	—	—	83	17,799	83	17,799
Corporate bonds	251	5,022	—	—	251	5,022
Muni securities	178	7,424	18	2,905	196	10,329
Total available-for-sale securities	$1,247	$50,936	$101	$20,704	$1,348	$71,640

	At March 31, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,271	$39,020	$—	$—	$1,271	$39,020
U.S. Government Agency securities	—	—	113	18,631	113	18,631
Corporate bonds	793	4,481	—	—	793	4,481
Muni securities	1,153	16,609			1,153	16,609
Total available-for-sale securities	$3,217	$60,110	$113	$18,631	$3,330	$78,741

    A total of 12 securities had an unrealized loss at June 30, 2021 compared to 15 at March 31, 2021. Mortgage-backed securities, U.S. government agency securities and municipal securities represented 53.7%, 24.8% and 14.4%, respectively, of total available-for-sale securities in an unrealized loss position at June 30, 2021. There were three U.S. government agency securities and one mortgage-backed security that had an unrealized loss position for more than 12 months at June 30, 2021. Given the high credit quality of the securities which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the municipal securities and the corporate security which is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at June 30, 2021.

    The following is a summary of the amortized cost and fair value of debt securities at June 30, 2021, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	3,335	3,361	3.18%
Five through ten years	5,441	5,410	1.47%
After ten years	35,473	35,144	1.98%
Mortgage-backed securities	42,846	42,124	1.36%
Total	$87,095	$86,039	1.69%

Held-to-maturity:
Mortgage-backed securities	$5,833	$6,109	2.5%

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

    The following is a summary of loans receivable at June 30, 2021 and March 31, 2021:

	June 30, 2021		March 31, 2021
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$74,090	15.2%	$76,313	15.9%
Multifamily	102,131	21.0%	103,584	21.6%
Commercial real estate	148,591	30.6%	150,114	31.2%
Business (1)	159,360	32.8%	148,020	30.8%
Consumer (2)	2,174	0.4%	2,439	0.5%
Total loans receivable	$486,346	100.0%	$480,470	100.0%

Unamortized premiums, deferred costs and fees, net	1,984		3,079

Allowance for loan losses	(5,214)		(5,140)
Total loans receivable, net	$483,116		$478,409
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA is authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of June 30, 2021, the Bank had approved and funded approximately 419 applications totaling $56.4 million of loans under the PPP. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first round of the program.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of June 30, 2021, the Bank had received 77 applications for payment deferrals on approximately $77.7 million of loans. This total included 57 commercial loans totaling $71.3 million and 20 residential loans totaling $6.4 million. As of June 30, 2021, there were 11 residential loans remaining on deferment with outstanding principal balances totaling $6.6 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2021 and 2020, and the fiscal year ended March 31, 2021.

Three months ended June 30, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(55)	—	(55)
Recoveries	—	—	—	49	8	—	57
Provision for (recovery of) Loan Losses	28	(54)	(37)	200	26	(91)	72
Ending Balance	$1,086	$826	$870	$2,104	$144	$184	$5,214

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,055	$826	$870	$1,992	$144	$184	$5,071
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	31	—	—	112	—	—	143

Loan Receivables Ending Balance:	$75,122	$102,914	$149,622	$158,492	$2,180	$—	$488,330
Ending Balance: collectively evaluated for impairment	71,313	102,029	149,430	150,870	2,180	—	475,822
Ending Balance: individually evaluated for impairment	3,809	885	192	7,622	—	—	12,508

At March 31, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,026	$880	$907	$1,729	$165	$275	$4,982
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	32	—	—	126	—	—	158

Loan Receivables Ending Balance:	$78,213	$106,400	$148,809	$147,680	$2,447	$—	$483,549
Ending Balance: collectively evaluated for impairment	74,387	106,031	147,891	139,925	2,447	—	470,681
Ending Balance: individually evaluated for impairment	3,826	369	918	7,755	—	—	12,868

Three months ended June 30, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946
Charge-offs	—	—	—	(10)	—	—	(10)
Recoveries	—	—	—	—	2	—	2
Provision for (recovery of) Loan Losses	(83)	(100)	143	(46)	(12)	(4)	(102)
Ending Balance	$972	$911	$955	$1,511	$202	$285	$4,836

The following is a summary of nonaccrual loans at June 30, 2021 and March 31, 2021.

$ in thousands	June 30, 2021	March 31, 2021
Gross loans receivable:
One-to-four family	$3,511	$3,524
Multifamily	885	369
Commercial real estate	192	918
Business	2,211	2,290
Consumer	—	90
Total nonaccrual loans	$6,799	$7,191

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

    At June 30, 2021 and March 31, 2021, other non-performing assets totaled $60 thousand which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at June 30, 2021 and March 31, 2021.

    Although we believe that substantially all risk elements at June 30, 2021 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

    At June 30, 2021, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$96,418	$141,098	$142,288
Special Mention	—	5,494	6,040
Substandard	6,496	3,030	10,164
Total	$102,914	$149,622	$158,492

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$71,611	$2,180
Non-Performing		3,511	—
Total		$75,122	$2,180

    At March 31, 2021, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$101,212	$142,168	$137,447
Special Mention	—	5,531	1,585
Substandard	5,188	1,110	8,648
Total	$106,400	$148,809	$147,680

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$74,689	$2,356
Non-Performing		3,524	91
Total		$78,213	$2,447

    The following table presents an aging analysis of the recorded investment of past due loans receivables at June 30, 2021 and March 31, 2021.
.

June 30, 2021
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$3,478	$—	$2,944	$6,422	$68,700	$75,122
Multifamily	—	462	517	979	101,935	102,914
Commercial real estate	2,698	1,199	—	3,897	145,725	149,622
Business	2,618	400	1,096	4,114	154,378	158,492
Consumer	93	—	—	93	2,087	2,180
Total	$8,887	$2,061	$4,557	$15,505	$472,825	$488,330

March 31, 2021
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,188	$—	$2,950	$4,138	$74,075	$78,213
Multifamily	798	—	—	798	105,602	106,400
Commercial real estate	5,263	—	—	5,263	143,546	148,809
Business	671	400	271	1,342	146,338	147,680
Consumer	2	33	91	126	2,321	2,447
Total	$7,922	$433	$3,312	$11,667	$471,882	$483,549

    The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2021 and March 31, 2021.

	At June 30, 2021			At March 31, 2021
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,734	$4,393	$—	$3,750	$4,409	$—
Multifamily	885	885	—	369	369	—
Commercial real estate	192	192	—	918	918	—
Business	2,239	2,465	—	2,332	2,527	—
With an allowance recorded:
One-to-four family	75	75	31	76	72	32
Business	5,383	5,383	112	5,423	5,423	126
Total	$12,508	$13,393	$143	$12,868	$13,718	$158

    The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three month periods ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	2021		2020
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,742	$4	$3,862	$27
Multifamily	627	—	374	4
Commercial real estate	555	—	2,069	—
Business	2,286	—	2,744	29
With an allowance recorded:
One-to-four family	75	—	682	—
Business	5,403	76	622	—
Total	$12,688	$80	$10,353	$60

    In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the three month periods ended June 30, 2021 and 2020. Total TDR loans at June 30, 2021 and March 31, 2021 were $7.5 million, $1.8 million of which were non-performing at both dates as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months.

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended June 30, 2021 and 2020, there were no modified loans that defaulted within 12 months of modification.

    At June 30, 2021, there were 5 loans in the TDR portfolio totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2021, there were 5 loans in the TDR portfolio totaling $5.8 million that were on accrual status.

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

    The aggregate amount of loans outstanding to related parties was $60 thousand at June 30, 2021 and March 31, 2021. There were no advances and principal repayments during the three months ended June 30, 2021.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2021 and March 31, 2021, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$151	$151
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	849	—	849
Federal Home Loan Mortgage Corporation	—	27,025	—	27,025
Federal National Mortgage Association	—	14,250	—	14,250
U.S. Government Agency securities	—	17,800	—	17,800
Corporate bonds	—	5,023	—	5,023
Muni securities	—	17,731	—	17,731
Asset-backed securities	—	3,361	—	3,361
Total available-for-sale securities	—	86,039	—	86,039
Total assets	$—	$86,039	$151	$86,190

	Fair Value Measurements at March 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$147	$147
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,026	—	1,026
Federal Home Loan Mortgage Corporation	—	27,785	—	27,785
Federal National Mortgage Association	—	14,610	—	14,610
U.S. Government Agency securities	—	18,631	—	18,631
Corporate bonds	—	4,481	—	4,481
Muni securities	—	16,610	—	16,610
Asset-backed securities	—	3,364	—	3,364
Total available-for-sale securities	—	86,507	—	86,507
Total assets	$—	$86,507	$147	$86,654

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at June 30, 2021 and March 31, 2021.

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

    In the three month period ended June 30, 2021, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2021 and 2020:

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2021
Mortgage servicing rights	147	4	—	—	151	4

$ in thousands	Beginning balance, April 1, 2020	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2020	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2020
Mortgage servicing rights	145	7	—	—	152	7
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of June 30, 2021 and March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	151	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	10.31%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	147	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	13.33%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1200 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2021 and March 31, 2021, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,315	$5,315
Other real estate owned	—	—	60	$60

	Fair Value Measurements at March 31, 2021, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,341	$5,341
Other real estate owned	—	—	60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2021 and March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,315	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,341	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2021 and March 31, 2021 are as follows:

	June 30, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$78,727	$78,727	$78,727	$—	$—
Securities available-for-sale	86,039	86,039	—	86,039	—
Securities held-to-maturity	5,833	6,109	—	6,109	—
Loans receivable	483,116	493,736	—	—	493,736
Accrued interest receivable	2,579	2,579	—	2,579	—
Mortgage servicing rights	151	151	—	—	151
Financial Liabilities:
Deposits	$568,276	$567,984	$419,865	$148,119	$—
Other borrowed money	34,093	32,627	—	32,627	—
Accrued interest payable	124	124	—	124	—

	March 31, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$75,591	$75,591	$75,591	$—	$—
Securities available-for-sale	86,507	86,507	—	86,507	—
Securities held-to-maturity	7,807	8,140	—	8,140	—
Loans receivable	478,409	487,806	—	—	487,806
Accrued interest receivable	2,640	2,640	—	2,640	—
Mortgage servicing rights	147	147	—	—	147
Financial Liabilities:
Deposits	$556,559	$557,049	$402,843	$154,206	$—
Other borrowed money	37,108	37,150	—	37,150	—
Accrued interest payable	3,212	3,212	—	3,212	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
$ in thousands	2021	2020
Non-interest income
In-scope of Topic 606
Depository fees and charges	$603	$587
Loan fees and service charges	98	57
Other non-interest income	876	92
Non-interest income (in-scope of Topic 606)	1,577	736
Non-interest income (out-of-scope of Topic 606)	64	947
Total non-interest income	$1,641	$1,683

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended June 30,
$ in thousands	2021	2020
Other non-interest income:
Correspondent banking fees	$865	$79
Other	71	83
Total non-interest income	$936	$162

Other non-interest expense:
Advertising	$99	$25
Contributions	2	84
Legal expense	79	70
Insurance and surety	199	158
Audit expense	112	138
Data lines / internet	109	112
Retail expenses	243	184
Loss contingency	2,100	—
Director's fees	71	85
Other	646	543
Total non-interest expense	$3,660	$1,399

NOTE 11. LEASES

    On April 1, 2019, the Company adopted Topic 842 and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption. As of June 30, 2021, operating ROU lease assets and related lease liabilities totaled $15.4 million and $16.1 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of June 30, 2021, the Company had $104 thousand and $96 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three months ended June 30, 2021:

June 30, 2021
Weighted-average remaining lease term
Operating leases	6.8 years
Finance lease	2.1 years

Weighted-average discount rate
Operating leases	2.94%
Finance lease	1.78%

	Three Months Ended June 30,
$ in thousands	2021	2020
Operating lease expense	$712	$714

Finance lease cost
Amortization of right-of use asset	17	21
Interest on lease liability	1	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	686	682
Finance lease	24	17

    Maturities of lease liabilities at June 30, 2021 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2022	$2,062	$54
2023	2,619	30
2024	2,674	11
2025	2,458	3
2026	2,449	—
Thereafter	5,616	—
Total lease payments	17,878	98
Interest	(1,761)	(2)
Lease liability	$16,117	$96

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

On April 1, 2021, the Company adopted ASU No. 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which was part of the FASB's simplification initiative to reduce complexity, while maintaining or improving the usefulness of information provided to users of financial statements. The amendments in this update simplified the accounting for income taxes and improved consistent application of GAAP by removing certain exceptions and clarifying and amending existing guidance for areas of Topic 740. The adoption of the standard did not have a material impact on the Company's financial statements.

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $682.9 million in assets and 106 employees as of June 30, 2021.

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

In June 2006, CCDC was selected by the U.S. Department of Treasury, in a highly competitive process, to receive a New Markets Tax Credit ("NMTC") award of $59 million. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011.  The NMTC award is used to stimulate economic development in low- to moderate-income communities and enables the Bank to invest with community and development partners in economic development projects with attractive terms including, in some cases, below market interest rates, which may have the effect of attracting capital to underserved communities and facilitating revitalization of the community, pursuant to the goals of the NMTC program. NMTC awards provide a credit to Carver Federal against federal income taxes when the Bank makes qualified investments. The credits are allocated over seven years from the time of the qualified investment. Alternatively, the Bank can utilize the award in projects where another investor entity provides funding and receives the tax benefits of the award in exchange for the Bank receiving fee income. CCDC provides funding to underlying projects. While providing funding to investments in the NMTC eligible projects, CCDC retained a 0.01% interest in other special purpose entities created to facilitate the investments, with the investors owning the remaining 99.99%.  CCDC also provides certain administrative services to these entities and receives servicing fee income during the term of the qualifying projects.  The Bank has determined that it and CCDC do not have the sole power to direct activities of these special purpose entities that significantly impact the entities' performance, and therefore are not the primary beneficiaries of these entities.  The Bank has a contingent obligation to reimburse the investors for any loss or shortfall incurred as a result of the NMTC projects not being in compliance with certain regulations that would void the investors' ability to otherwise utilize tax credits stemming from the award.  The NMTC compliance period was completed for all these entities, which were dissolved upon exiting the NMTC projects.

    The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at June 30, 2021, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,400	$13,400	$13,017	$400	$—	$—	$13,417
(1) Carver Statutory Trust I debt investment includes deferred interest of $17 thousand.

COVID-19 continues to have a significant negative effect on families and businesses in New York and throughout the United States. While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver's operations. The long-term effects of COVID-19 on the Company's business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. At this time, it is unknown if the easing of restrictions on individuals and businesses will continue and if and when businesses and their employees will be able to fully resume normal activities. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat the impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees - including social distancing - as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

As part of the CARES Act, the SBA is authorized to temporarily guarantee loans under a new 7(a) loan program called the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the first round of the PPP, originating approximately 203 loans totaling $34.7 million.

On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 ("CRRSA Act") was signed into law, which also contains provisions that could directly impact financial institutions including extending the time that insured depository institutions and depository institution holding companies have to comply with the current expected credit losses ("CECL") accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP was also extended under the CRRSA Act. In January 2021, the SBA reopened the PPP and began accepting applications again from participating lenders. The Bank approved and funded approximately 216 loans totaling $21.7 million in the second round of the PPP program.

Critical Accounting Policies

    Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2021 included in its Form 10-K for the year ended March 31, 2021, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies, with respect to the methodologies used to determine the allowance for loan and lease losses, securities impairment, and assessment of the recoverability of the deferred tax asset involve a high degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2021.

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

General Reserve Allowance

    Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank's evaluation of the risk to potential loss of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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

An unallocated loan loss allowance is appropriate when it reflects an estimate of probable loss, determined in accordance with GAAP and is properly supported.

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

Securities Impairment

    The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at June 30, 2021.

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

    On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand. A valuation allowance for the net deferred tax asset of $24.2 million has been recorded as of June 30, 2021. The valuation allowance was initially recorded during fiscal year 2011, and has remained through June 30, 2021, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The AMT credit was $143 thousand as of March 31, 2020, all of which was requested to be refunded to the Company upon filing of the fiscal year 2020 federal tax return.

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2021, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). As a result of the Company's participation in the TARP CDCI, the U.S. Treasury's prior approval was required to make further repurchases. On October 28, 2011, the U.S. Treasury converted its preferred stock into common stock, which it continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the U.S. Treasury for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of August

6, 2020, the Company is no longer bound by the TARP CDCI restrictions as the U.S. Treasury is no longer a common stockholder of the Company.

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $3.0 million, or 8.1%, to $34.2 million at June 30, 2021, compared to $37.2 million at March 31, 2021 as the Bank paid down $4.5 million of its PPP liquidity facility ("PPPLF") at the Federal Reserve and added a $1.5 million low interest loan. The Bank had no advances outstanding from the FHLB-NY at June 30, 2021. At June 30, 2021, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $35.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Company also had $13.4 million in subordinated debt securities and a $1.5 million subordinated loan as of June 30, 2021.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2021 and March 31, 2021, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $78.7 million and $75.6 million, respectively.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2021, total cash and cash equivalents increased $3.1 million to $78.7 million at June 30, 2021, compared to $75.6 million at March 31, 2021, reflecting cash provided by financing activities of $8.7 million, partially offset by cash used in operating activities of $4.3 million and cash used in investing activities of $1.3 million. Net cash provided by financing activities of $8.7 million resulted from net increases in deposits of $11.7 million, partially offset by a decrease of $3.0 million in FHLB-NY advances and other borrowings. The net increase in deposits was primarily due to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank continues to expand its digital online account openings into nine states across the Northeast. The $3.0 million decrease in other borrowings was attributable to $4.5 million paydowns on the Bank's PPP liquidity facility at the Federal Reserve, offset by a $1.5 million subordinated loan provided by a third party to finance eligible loans offered through the Bank's community investment initiatives loan program. Net cash used in investing activities of $1.3 million was attributable to loan originations and purchases, net of principal repayments and payoffs, offset by investment paydowns.

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

    The table below presents the capital position of the Bank at June 30, 2021:

	June 30, 2021
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$65,654	10.05%
Individual minimum capital requirement	58,784	9.00%
Minimum capital requirement	26,126	4.00%
Excess over individual minimum capital requirement	6,870	1.05%

Common equity Tier 1
Regulatory capital	$65,654	14.07%
Minimum capital requirement	32,662	7.00%
Excess	32,992	7.07%

Tier 1 risk-based capital
Regulatory capital	$65,654	14.07%
Minimum capital requirement	39,662	8.50%
Excess	25,992	5.57%

Total risk-based capital
Regulatory capital	$71,121	15.24%
Individual minimum capital requirement	55,993	12.00%
Minimum capital requirement	48,994	10.50%
Excess over individual minimum capital requirement	15,128	3.24%

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

    At June 30, 2021, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.05%, Common Equity Tier 1 capital ratio of 14.07%, Tier 1 risk-based capital ratio of 14.07%, and a total risk-based capital ratio of 15.24%.

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At June 30, 2021, the Bank continues to service 99 loans with a principal balance of $16.2 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2021 (1)	$1,687
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(7)
Open claims as of June 30, 2021 (1)	$1,680
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2021:

$ in thousands	June 30, 2021
Representation and warranty repurchase reserve, March 31, 2021 (1)	$181
Net adjustment to reserve for repurchase losses (2)	25
Representation and warranty repurchase reserve, June 30, 2021 (1)	$206
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2021 and March 31, 2021

Assets

    At June 30, 2021, total assets were $682.9 million, reflecting an increase of $6.2 million, or 0.9%, from total assets of $676.7 million at March 31, 2021. The increase was primarily attributable to increases of $3.1 million in cash and cash equivalents and $4.7 million in the Bank's net loan portfolio, partially offset by a decrease of $2.4 million in the investment portfolio.

    Total cash and cash equivalents increased $3.1 million, or 4.1%, from $75.6 million at March 31, 2021 to $78.7 million at June 30, 2021. The increase in cash was primarily due to an increase in total deposits of $11.7 million and paydowns received on investment securities. These increases were partially offset by net loan activity and repayment of advances on the PPPLF. In addition, the Company made a payment of approximately $3.2 million to settle the deferred interest on its subordinated debt associated with its trust preferred securities during the three months ended June 30, 2021.

    Total investment securities decreased $2.4 million, or 2.5%, to $91.9 million at June 30, 2021, compared to $94.3 million at March 31, 2021 due to scheduled principal payments received and early payoff of a $1.7 million mortgage-backed security in the held-to-maturity portfolio during the first quarter.

    Gross portfolio loans increased $4.8 million, or 1.0%, to $488.3 million at June 30, 2021, compared to $483.5 million at March 31, 2021 primarily due to new loan originations of $45.5 million, of which $14.1 million were part of the SBA's PPP, and $8.4 million were from loan pool purchases. The new volume was partially offset by attrition and payoffs of $47.5 million.

Liabilities and Equity

    Total liabilities increased $6.8 million, or 1.1%, to $631.2 million at June 30, 2021, compared to $624.4 million at March 31, 2021, primarily due to increases in total deposits partially offset by other borrowings related to the PPP.

    Deposits increased $11.7 million, or 2.1%, to $568.3 million at June 30, 2021, compared to $556.6 million at March 31, 2021, due primarily to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank continued to expand its digital online account openings into nine states across the Northeast.

    Advances from the FHLB-NY and other borrowed money decreased $3.0 million to $34.2 million at June 30, 2021, compared to $37.2 million at March 31, 2021. The Bank paid down $4.5 million of its PPPLF at the Federal Reserve as it continued to receive forgiveness payments on the PPP loan portfolio. In addition, the Company borrowed $1.5 million pursuant to an unsecured and subordinated loan from a third party to finance eligible loans offered through the Bank's community investment initiatives loan program. At June 30, 2021, the Bank had no outstanding borrowings from the FHLB-NY.

    Total equity decreased $0.6 million, or 1.1%, to $51.7 million at June 30, 2021, compared to $52.3 million at March 31, 2021. The decrease was due to a net loss of $2.8 million, partially offset by a decrease of $2.1 million in unrealized losses on securities available-for-sale for the three month period ended June 30, 2021.

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

    The following table reflects the Bank's outstanding commitments as of June 30, 2021:

$ in thousands
Commitments to fund mortgage loans	$31,247
Commitments to fund commercial and consumer loans	$250
Lines of credit	4,523
Commitment to fund private equity investment	253
Total	$36,273

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

Overview

    The Company reported a net loss of $2.8 million for the three months ended June 30, 2021, compared to a net loss of $0.8 million for the comparable prior year quarter. The change in our results was primarily driven by an increase in non-interest expense and a provision for loan loss compared to recoveries of loan losses in the prior year quarter, which were partially offset by an increase in net interest income compared to the prior year quarter.

    The following table reflects selected operating ratios for the three months ended June 30, 2021 and 2020 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2021		2020
Return on average assets (1)	(1.60)%		(0.52)%
Return on average stockholders' equity (2)	(20.83)%		(6.73)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(19.92)%		(6.82)%
Net interest margin (3)	2.80%		2.37%
Interest rate spread (4)	2.65%		2.15%
Efficiency ratio (5)	142.65%		117.48%
Operating expenses to average assets (6)	5.21%		3.91%
Average stockholders' equity to average assets (7)	7.68%		7.67%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.03%		7.58%
Average interest-earning assets to average interest-bearing liabilities	1.35	x	1.27	x

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

	Three Months Ended June 30,
$ in thousands	2021	2020
Average Stockholders' Equity
Average Stockholders' Equity	$52,929	$48,238
Average AOCI	(2,408)	593
Average Stockholders' Equity, excluding AOCI	$55,337	$47,645

Return on Average Stockholders' Equity	(20.83)%	(6.73)%
Return on Average Stockholders' Equity, excluding AOCI	(19.92)%	(6.82)%

Average Stockholders' Equity to Average Assets	7.68%	7.67%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.03%	7.58%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $1.2 million, or 34.3%, to $4.7 million for the three months ended June 30, 2021, compared to $3.5 million for the same quarter last year.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2021 and 2020. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended June 30,
	2021			2020
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$487,020	$4,839	3.97%	$439,004	$4,385	4.00%
Mortgage-backed securities	49,446	244	1.97%	42,867	228	2.13%
Investment securities(2)	45,503	225	1.98%	34,222	158	1.85%
Money market investments	82,540	21	0.10%	81,407	17	0.08%
Total interest-earning assets	664,509	5,329	3.20%	597,500	4,788	3.21%
Non-interest-earning assets	24,920			31,425
Total assets	$689,429			$628,925

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$47,914	$7	0.06%	$26,029	$8	0.12%
Savings and clubs	111,922	31	0.11%	102,030	67	0.26%
Money market	143,499	87	0.24%	115,088	136	0.47%
Certificates of deposit	149,870	397	1.06%	194,845	863	1.78%
Mortgagors deposits	2,845	3	0.42%	2,816	1	0.14%
Total deposits	456,050	525	0.46%	440,808	1,075	0.98%
Borrowed money	35,594	152	1.71%	28,056	167	2.39%
Total interest-bearing liabilities	491,644	677	0.55%	468,864	1,242	1.06%
Non-interest-bearing liabilities
Demand deposits	115,440			83,611
Other liabilities	29,416			28,212
Total liabilities	636,500			580,687
Stockholders' equity	52,929			48,238
Total liabilities and equity	$689,429			$628,925
Net interest income		$4,652			$3,546

Average interest rate spread			2.65%			2.15%

Net interest margin			2.80%			2.37%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $0.5 million, or 10.4%, to $5.3 million for the three months ended June 30, 2021, compared to $4.8 million for the prior year quarter. For the three months ended June 30, 2021, interest income on loans increased $0.4 million, or 9.1%, primarily due to a $48.0 million increase in average loan balances. Interest income on investment securities was higher due to an increase in average balances and yields on non-mortgage backed securities compared to the prior year.

Interest Expense

    Interest expense decreased $0.5 million, or 41.7%, to $0.7 million for the three months ended June 30, 2021, compared to $1.2 million for the prior year quarter. Interest expense on deposits decreased $0.6 million for the three months ended June 30, 2021, primarily due to a decrease in the average balances and rates of certificates of deposit.

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

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the Commercial Real Estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During fiscal year 2021, we increased our qualitative factors due to the ongoing pandemic. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period has improved for most of our loan categories. The Bank continues to maintain a $184 thousand unallocated reserve, or 3.5% of ALLL as of June 30, 2021.

The ALLL reflects management’s evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio. Any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. Loans made under the PPP are fully guaranteed by the SBA; therefore, these loans do not have an associated allowance.

    The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2021 and 2020 and the fiscal year ended March 31, 2021:

$ in thousands	Three Months Ended June 30, 2021	Fiscal Year Ended March 31, 2021	Three Months Ended June 30, 2020
Beginning Balance	5,140	$4,946	$4,946
Less: Charge-offs	(55)	(78)	(10)
Add: Recoveries	57	372	2
(Recovery of) provision for loan losses	72	(100)	(102)
Ending Balance	$5,214	$5,140	$4,836

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	—%	0.06%	(0.01)%
Allowance to total loans	1.07%	1.06%	1.05%
Allowance to non-performing loans	76.69%	71.48%	41.07%

    The Company recorded a $72 thousand provision for loan loss for the three months ended June 30, 2021, compared to a $102 thousand recovery of loan loss for the prior year quarter. Net recoveries of $2 thousand were recognized during the first quarter, compared to net charge-offs of $8 thousand for the prior year quarter.

At June 30, 2021, nonaccrual loans totaled $6.8 million, or 1.0% of total assets, compared to $7.2 million, or 1.1% of total assets at March 31, 2021. The ALLL was $5.2 million at June 30, 2021, which represents a ratio of the ALLL to nonaccrual loans of 76.7% compared to a ratio of 71.5% at March 31, 2021. The ratio of the allowance for loan losses to total loans was 1.07% at June 30, 2021, compared to 1.06% at March 31, 2021.

The Bank has received requests to modify loan terms to defer principal and/or interest payments from borrowers who are experiencing financial challenges due to the effects of COVID-19. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requested or needed. Outside of borrowers with short-term deferments, the delinquency and non-performing assets have increased due to various reasons such as prolonged vacancy or inadequate cash flow that for some may have existed prior to COVID-19. Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of June 30, 2021, the Bank had received 77 applications for payment deferrals on approximately $77.7 million of loans. This total included 57 commercial loans totaling $71.3 million and 20 residential loans totaling $6.4 million. As of June 30, 2021, there were 11 loans remaining on deferment with outstanding principal balances totaling $6.6 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At June 30, 2021, loans classified as TDR totaled $7.5 million, of which $5.7 million were classified as performing. At March 31, 2021, loans classified as TDR totaled $7.5 million, of which $5.8 million were classified as performing.

    At June 30, 2021, non-performing assets totaled $6.9 million, or 1.0% of total assets compared to $7.2 million, or 1.1% of total assets at March 31, 2021. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,511	$3,524	$3,532	$3,541	$3,671
Multifamily	885	369	372	372	373
Commercial real estate	192	918	1,160	1,160	4,139
Business	2,211	2,290	2,413	2,346	3,571
Consumer	—	90	—	—	22
Total nonaccrual loans	6,799	7,191	7,477	7,419	11,776
Other non-performing assets (2):
Real estate owned	60	60	60	60	120
Total non-performing assets (3)	$6,859	$7,251	$7,537	$7,479	$11,896

Non-performing loans to total loans	1.39%	1.49%	1.60%	1.60%	2.57%
Non-performing assets to total assets	1.00%	1.07%	1.10%	1.11%	1.77%
Allowance to total loans	1.07%	1.06%	1.10%	1.06%	1.05%
Allowance to non-performing loans	76.69%	71.48%	68.72%	66.26%	41.07%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2021, there were $5.7 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2021, the Bank had $3.7 million in subprime loans, or 0.8% of its total loan portfolio, of which $1.1 million are non-performing loans.

Non-Interest Income

    Non-interest income decreased $0.1 million, or 5.9%, to $1.6 million for the three months ended June 30, 2021, compared to $1.7 million for the prior year quarter. Non-interest income in the prior year quarter included $0.9 million gains recognized from the sales of securities as management restructured the Bank's investment portfolio to improve the overall yield. Correspondent banking fees for the current quarter were $0.8 million higher compared to the prior year period.

Non-Interest Expense

    Non-interest expense increased $2.9 million, or 47.5%, to $9.0 million for the three months ended June 30, 2021, compared to $6.1 million for the prior year quarter. Other non-interest expense for the current period included a $2.1 million loss contingency accrual related to a wire fraud matter that occurred during the quarter ended June 30, 2021. Data processing and net equipment costs were higher compared to the prior year period due to one-time conversion costs associated with the Bank's upgrade to a new core banking system.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded that, solely as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2021.

Notwithstanding the existence of the material weakness as described below, we believe that the financial statements in this quarterly report present fairly, in all material respects, our consolidated statements of condition, statements of operations, statements of comprehensive income (loss), statements of cash flows and statements of shareholders’ equity as of the dates, and for the periods presented, in conformity with GAAP.

Overview of Internal Control

Internal control processes and procedures help entities achieve important objectives and sustain and improve performance. The COSO Framework (as defined below) enables organizations to effectively and efficiently develop systems of internal control that adapt to changing business and operating environments, mitigate risks at acceptable levels and support sound decision making and governance of organizations. The COSO Framework defines internal control as “a process, effected by an entity’s board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting and compliance.” The COSO Framework provides three categories of objectives, which allow organizations to focus on differing aspects of internal control: (a) Operations Objectives, (b) Reporting Objectives and (c) Compliance Objectives.

As noted below in “Management’s Report on Internal Control over Financial Reporting,” as a result of the Evaluation, management identified a material weakness in an internal control processes related to a fraud incident involving the unauthorized use of a borrower’s account through a third-party vendor’s online cash management system. Due to an employee’s failure to adhere to procedural and documentary verification and review processes related to account maintenance, which lead to a material loss, we have determined this control failure to be a material weakness.
To be clear, this deficiency, as identified by the Evaluation, related solely to the Company’s internal control over financial reporting identified below and does not affect or relate to either the Company’s compliance with laws or regulations or the Company’s operations (e.g., compliance with Anti-Money Laundering policies or any other operational policies).

(b) Management's Report on Internal control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. Under applicable SEC accounting related rules, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management conducted the Evaluation based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

As a result of the Evaluation as of June 30, 2021, management identified a control failure leading to a material loss that, under applicable SEC accounting rules, constituted a “material weakness” at June 30, 2021. The material weakness did not result from ineffectiveness in the design of the controls or in the board or management oversight of the controls related to the wire fraud incident which lead to a material loss, but related to the execution of such internal controls. The Bank identified that the material weakness related to the execution of the file maintenance documentary review and verification controls, as designed. As a result of the material weakness described above, management has concluded that, as of June 30, 2021, our internal control over financial reporting was not effective.

Management’s Financial Reporting Remediation Initiatives

In order to remediate the material weakness related to the wire fraud incident, management has commenced to initiate enhanced training programs focused on mandated adherence to the internal operating procedures that are effectively designed to identify, summarize and monitor all such transactions. The Bank will also implement a wire transfer risk assessment and fraud detection rating module which should mitigate future risk.

Management is committed to maintaining a strong internal control environment and believes these efforts will result in an improvement in employees’ understanding of the importance of following existing controls as they are designed. As we continue to evaluate and work to improve understanding of and adherence to our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities.

(c) Changes in Internal Control over Financial Reporting
    Other than the changes described above under “Management’s Report on Internal Control over Financial Reporting,” there were no changes made in our internal controls during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2021, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

We have identified a material weakness in our internal controls over financial reporting related to a fraud incident involving the unauthorized use of a borrower’s account through a third-party vendor’s online cash management system.

We recently identified a material weakness in our internal controls over financial reporting related to internal control processes associated with a fraud incident involving the unauthorized use of a borrower’s account through a third-party vendor’s online cash management system. With the oversight of senior management, we are taking steps to remediate the underlying causes of this material weakness. Most significantly, management has commenced to initiate enhanced training programs focused on mandated adherence to the internal operating procedures that are effectively designed to identify, summarize and monitor all such transactions. The Bank will also implement a wire transfer risk assessment and fraud detection rating module which should mitigate future risk.

We plan to complete this remediation process as quickly as possible. If we fail to remediate this material weakness, or if we identify other material weaknesses in our internal controls over financial reporting in the future, we may not be able to detect errors on a timely basis and our financial statements may be materially misstated. If this were to occur, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission, our bank regulators or other regulatory authorities, which could require us to expend additional financial and management resources, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

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
4.2
Certificate of Designation for Mandatorily Convertible Non-Voting Participating Preferred Stock Series C and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D of Carver Bancorp, Inc. (4)

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2021 (unaudited) and March 31, 2021; (ii) Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2021 and 2020 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2021 and 2020 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 22, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	August 19, 2021	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2021	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)