Form 10-Q
period 2021-09-30
CARVER BANCORP INC
filed 2021-11-15
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2021
Common Stock, par value $0.01	3,500,200

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	September 30, 2021	March 31, 2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$78,876	$75,337
Money market investments	254	254
Total cash and cash equivalents	79,130	75,591
Investment securities:
Available-for-sale, at fair value	79,853	86,507
Held-to-maturity, at amortized cost (fair value of $5,865 and $8,140 at September 30, 2021 and March 31, 2021, respectively)	5,623	7,807
Total investment securities	85,476	94,314
Loans receivable:
Real estate mortgage loans	360,988	333,422
Commercial business loans	157,627	147,680
Consumer loans	2,038	2,447
Loans, gross	520,653	483,549
Allowance for loan and lease losses	(5,515)	(5,140)
Total loans receivable, net	515,138	478,409
Premises and equipment, net	4,233	4,611
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	674	552
Accrued interest receivable	2,599	2,640
Right-of-use assets	14,838	15,344
Other assets	4,786	5,287
Total assets	$706,874	$676,748

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$146,182	$110,525
Interest-bearing deposits:
Interest-bearing checking	49,654	45,605
Savings	110,650	108,199
Money market	147,681	137,230
Certificates of deposit	146,360	152,723
Escrow	2,838	2,277
Total interest-bearing deposits	457,183	446,034
Total deposits	603,365	556,559
Advances from the FHLB-NY and other borrowed money	21,532	37,222
Operating lease liability	15,548	16,003
Other liabilities	10,211	14,663
Total liabilities	650,656	624,447

EQUITY
Preferred stock, (par value $0.01 per share: 15,951 and 17,601 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2021 and March 31, 2021, respectively)	15,951	17,601
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2021 and March 31, 2021)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 and 5,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2021 and March 31, 2021, respectively)	9,000	5,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 6,052,577 and 5,837,071 shares issued; 3,548,774 and 3,333,268 shares outstanding at September 30, 2021 and March 31, 2021, respectively)	61	58
Additional paid-in capital	76,949	75,204
Accumulated deficit	(44,328)	(42,656)
Treasury stock, at cost (2,503,803 shares at September 30, 2021 and March 31, 2021)	(2,908)	(2,908)
Accumulated other comprehensive loss	(1,684)	(3,175)
Total equity	56,218	52,301
Total liabilities and equity	$706,874	$676,748
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2021	2020	2021	2020
Interest income:
Loans	$5,323	$4,670	$10,162	$9,055
Mortgage-backed securities	158	89	402	317
Investment securities	209	281	434	439
Money market investments	28	32	49	49
Total interest income	5,718	5,072	11,047	9,860

Interest expense:
Deposits	434	1,035	959	2,110
Advances and other borrowed money	120	163	272	330
Total interest expense	554	1,198	1,231	2,440

Net interest income	5,164	3,874	9,816	7,420
Provision for (recovery of) loan losses	204	(1)	276	(103)
Net interest income after provision for (recovery of) loan losses	4,960	3,875	9,540	7,523

Non-interest income:
Depository fees and charges	592	762	1,195	1,349
Loan fees and service charges	43	97	145	169
Gain on sale of securities	—	—	—	862
Grant income	1,886	500	1,886	500
Other	643	614	1,579	776
Total non-interest income	3,164	1,973	4,805	3,656

Non-interest expense:
Employee compensation and benefits	2,994	2,886	5,802	5,532
Net occupancy expense	1,151	1,119	2,238	2,230
Equipment, net	417	459	891	853
Data processing	475	653	1,312	1,113
Consulting fees	206	55	226	116
Federal deposit insurance premiums	83	86	174	158
Other	1,714	1,399	5,374	2,798
Total non-interest expense	7,040	6,657	16,017	12,800

Income (loss) before income taxes	1,084	(809)	(1,672)	(1,621)
Income tax expense	—	—	—	—
Net income (loss)	$1,084	$(809)	$(1,672)	$(1,621)

Earnings (loss) per common share:
Basic	$0.20	$(0.21)	$(0.49)	$(0.43)
Diluted	0.12	(0.21)	(0.49)	(0.43)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Net income (loss)	$1,084	$(809)	$(1,672)	$(1,621)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale	(628)	163	1,491	(49)
Less: Reclassification adjustment for gains on sale of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	—	—	—	862
Total other comprehensive (loss) income, net of tax	(628)	163	1,491	(911)
Total comprehensive income (loss), net of tax	$456	$(646)	$(181)	$(2,532)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Six Months Ended September 30, 2021 and 2020
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended September 30, 2021
Balance — June 30, 2021	$24,678	$60	$76,328	$(45,412)	$(2,908)	$(1,056)	$51,690
Net income	—	—	—	1,084	—	—	1,084
Other comprehensive income, net of taxes	—	—	—	—	—	(628)	(628)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Issuance of preferred stock (Series F)	4,000	—	—	—	—	—	4,000
Stock based compensation expense	—	—	72	—	—	—	72
Balance — September 30, 2021	$28,128	$61	$76,949	$(44,328)	$(2,908)	$(1,684)	$56,218

Six Months Ended September 30, 2021
Balance — March 31, 2021	$25,778	$58	$75,204	$(42,656)	$(2,908)	$(3,175)	$52,301
Net loss	—	—	—	(1,672)	—	—	(1,672)
Other comprehensive loss, net of taxes	—	—	—	—	—	1,491	1,491
Conversion of Series D preferred stock to common stock	(1,650)	2	1,648	—	—	—	—
Issuance of preferred stock (Series F)	4,000	—	—	—	—	—	4,000
Stock based compensation expense	—	1	97	—	—	—	98
Balance — September 30, 2021	$28,128	$61	$76,949	$(44,328)	$(2,908)	$(1,684)	$56,218

Three Months Ended September 30, 2020
Balance — June 30, 2020	$44,521	$38	$56,129	$(53,097)	$(408)	$(142)	$47,041
Net loss	—	—	—	(809)	—	—	(809)
Other comprehensive loss, net of taxes	—	—	—	—	—	163	163
Conversion of Series D preferred stock to common stock	(12,922)	16	12,906	—	—	—	—
Stock relinquishment	(13,523)	(2)	—	13,525	—	—	—
Capital contribution	—	—	2,500	—	—	—	2,500
Repurchase of common stock	—	—	—	—	(2,500)	—	(2,500)
Stock based compensation expense	—	2	(1)	—	—	—	1
Balance — September 30, 2020	$18,076	$54	$71,534	$(40,381)	$(2,908)	$21	$46,396

Six Months Ended September 30, 2020
Balance — March 31, 2020	$45,118	$61	$55,476	$(52,285)	$(408)	$932	$48,894
Net loss	—	—	—	(1,621)	—	—	(1,621)
Other comprehensive loss, net of taxes	—	—	—	—	—	(911)	(911)
Conversion of Series D preferred stock to common stock	(13,519)	17	13,502	—	—	—	—
Stock relinquishment	(13,523)	(2)	—	13,525	—	—	—
Capital contribution	—	—	2,500	—	—	—	2,500
Repurchase of common stock	—	—	—	—	(2,500)		(2,500)
Stock based compensation expense	—	(22)	56	—	—	—	34
Balance — September 30, 2020	$18,076	$54	$71,534	$(40,381)	$(2,908)	$21	$46,396
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,672)	$(1,621)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	276	(103)
Stock based compensation expense	98	34
Depreciation and amortization expense	513	519
Gain on sale of real estate owned, net of market value adjustment	—	(80)
Gain on sale of securities	—	(862)
Amortization and accretion of loan premiums and discounts and deferred charges	(59)	358
Amortization and accretion of premiums and discounts — securities	246	274
Decrease (increase) in accrued interest receivable	41	(513)
Decrease in other assets	342	441
(Decrease) increase in other liabilities	(4,487)	1,580
Net cash (used in) provided by operating activities	(4,702)	27
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(58,861)
Proceeds from sales of investments: Available-for-sale	—	30,190
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	7,849	7,002
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	2,165	630
Loans held-for investment activity, net of (originations) and repayments/payoffs	(15,684)	(24,183)
Loans purchased from third parties	(24,910)	(11,767)
Proceeds on sale of loans	3,926	—
(Purchase) redemption of FHLB-NY stock, net	(122)	16
Purchase of premises and equipment	(134)	(145)
Proceeds from sales of real estate owned	—	260
Net cash used in investing activities	(26,910)	(56,858)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	46,806	51,931
(Decrease) increase in FHLB-NY advances and other borrowings	(18,155)	28,293
Increase in long-term debt	2,500	—
Contribution of capital	—	2,500
Repurchase of common stock	—	(2,500)
Issuance of preferred stock	4,000	—
Net cash provided by financing activities	35,151	80,224
Net increase in cash and cash equivalents	3,539	23,393
Cash and cash equivalents at beginning of period	75,591	47,540
Cash and cash equivalents at end of period	$79,130	$70,933

Supplemental cash flow information:
Noncash financing and investing activities
Securities purchased but not yet paid for	$—	$15,614
Recognition of right-of-use asset	680	—
Recognition of operating lease liability	680	—
Recognition of finance lease asset	—	13
Recognition of finance lease liability	—	13
Retirement of preferred stock	—	13,523
Retirement of common stock	—	2

Cash paid for:
Interest	$4,261	$2,160
Income taxes	91	36
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. The Company plans to begin paying its regular quarterly interest payments on its outstanding debentures commencing with the interest payment due on December 17, 2021. The interest rate was 3.17% and the total amount of deferred interest was $125 thousand at September 30, 2021.

    Carver relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to Carver, and the FRB regulates dividends paid by Carver. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement defined directly below, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended Carver’s regular quarterly cash dividend on its common stock. There are no assurances that dividend payments to Carver will resume.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended March 31, 2022. The consolidated balance sheet at September 30, 2021 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2021. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

COVID-19 continues to have a significant negative effect on families and businesses in New York and throughout the United States. While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The impact of new restrictive measures and mandates taken or issued by governments, businesses and individuals have caused uncertainty, volatility and disruption in the financial markets. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver's operations. The long-term effects of COVID-19 on the Company's business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat the impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees - including social distancing - as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

Consistent with regulatory guidance and the provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requested or needed. As of September 30, 2021, the Bank has received 73 applications for payment deferrals on approximately $73.8 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. As of September 30, 2021, there are 7 loans remaining on deferment with outstanding principal balances totaling $4.1 million.

As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As of September 30, 2021, the Bank has approved 420 applications for approximately $57.1 million of loans under the PPP. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. The net origination fees on these loans totaled approximately $646 thousand and are being recognized into interest income on loans over the 2-year and 5-year stated maturity terms of the PPP loans using the straight-line deferral method. The Federal Reserve established the Paycheck Protection Program Liquidity Facility ("PPPLF") to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of September 30, 2021, the Bank's outstanding advances under the PPPLF totaled $3.6 million, compared to $23.7 million at March 31, 2021.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

    The following table reconciles the income (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted income (loss) per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2021	2020	2021	2020
Net income (loss)	$1,084	$(809)	$(1,672)	$(1,621)
Less: Participated securities share of undistributed earnings	399	—	—	—
Net income (loss) available to common shareholders	$685	$(809)	$(1,672)	$(1,621)

Weighted average common shares outstanding - basic	3,498,861	3,775,728	3,440,827	3,737,905
Effect of dilutive shares	2,014,952	—	—	—
Weighted average common shares outstanding – diluted	5,513,813	3,775,728	3,440,827	3,737,905

Basic earnings (loss) per common share	$0.20	$(0.21)	$(0.49)	$(0.43)
Diluted earnings (loss) per common share	0.12	(0.21)	(0.49)	(0.43)

    For the three and six months ended September 30, 2021 and 2020, all restricted shares and outstanding stock options were anti-dilutive.

NOTE 4. COMMON STOCK DIVIDENDS AND ISSUANCES

    On October 28, 2011, the United States Department of the Treasury (the "Treasury Department") exchanged the CDCI Series B preferred stock for 2,321,286 shares of Carver common stock and the Series C preferred stock converted into 1,208,039 shares of Carver common stock and 45,118 shares of Series D preferred stock. Series C stock was previously reported as mezzanine equity, and upon conversion to common and Series D preferred stock is now reported as equity attributable to Carver Bancorp, Inc. The holders of the Series D Preferred Stock are entitled to receive dividends, on an as-converted basis, simultaneously to the payment of any dividends on the common stock.

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

On August 6, 2020, the Company entered into a Securities Purchase Agreement (the "Agreement") with the Treasury Department to repurchase 2,321,286 shares of Company common stock, owned by the Treasury Department for an aggregate purchase price of $2.5 million. The stock repurchase provided for in the Agreement was completed on August 6, 2020. Upon completion of the repurchase pursuant to the Agreement, the Treasury Department was no longer a stockholder in the Company. In connection with the repurchase, Morgan Stanley provided a grant of $2.5 million that was considered contributed capital to the Company to fund the repurchase transaction.

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

On January 22, 2021, Prudential Insurance Company of America, an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert such shares into 58,093 shares of Common Stock. The conversion had no impact on the Company's total capital.

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

On February 16, 2021, the Company entered into an agreement with J.P. Morgan Chase Community Development Corporation ("J.P. Morgan"), under which it sold: (i) 112,612 shares of its common stock, par value $0.01 per share, at a purchase price of $8.88 per share, and (ii) 5,000 shares of a new series of preferred stock, Series F non-cumulative non-voting non-convertible preferred stock, par value $0.01 per share ("Series F Preferred Stock"), at a purchase price of $1,000 per share, in a private placement for gross proceeds of approximately $6.0 million. On September 27, 2021, the Company entered into an agreement with J.P. Morgan under which it sold an additional 4,000 shares of its Series F Preferred Stock, at a purchase price of $1,000 per share, in a private placement for gross proceeds of $4.0 million. The issuance of the shares is exempt from registration pursuant to the exemption provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

During fiscal year 2022, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 1,650 shares of its holdings of Series D Preferred Stock to a third party. The third party notified the Company of its intention to cancel the shares and convert the into 201,795 shares of Common Stock. The conversions had no impact on the Company's total capital.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

    The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the six months ended September 30, 2021 and 2020:

$ in thousands	At March 31, 2021	Other Comprehensive Income, net of tax	At September 30, 2021
Net unrealized income (loss) on securities available-for-sale	$(3,175)	$1,491	$(1,684)

$ in thousands	At March 31, 2020	Other Comprehensive Loss, net of tax	At September 30, 2020
Net unrealized income (loss) on securities available-for-sale	$932	$(911)	$21

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2021. There was an $862 thousand reclassification out of accumulated other comprehensive income to the consolidated statement of operations for the six months ended September 30, 2020.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2021, securities with fair value of $79.9 million, or 93.4%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $5.6 million, or 6.6%, were classified as held-to-maturity, compared to $86.5 million and $7.8 million at March 31, 2021, respectively. The Bank had no securities classified as trading at September 30, 2021 and March 31, 2021.

    Other investments as of September 30, 2021 primarily consists of the Bank's investment in a limited partnership Community Capital Fund. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Other investments totaled $1.0 million at September 30, 2021 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2021 and March 31, 2021:

	At September 30, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$638	$28	$—	$666
Federal Home Loan Mortgage Corporation	25,980	46	631	25,395
Federal National Mortgage Association	14,019	—	436	13,583
Total mortgage-backed securities	40,637	74	1,067	39,644
U.S. Government Agency Securities	17,465	—	61	17,404
Corporate Bonds	5,273	—	338	4,935
Muni Securities	17,752	73	368	17,457
Asset-backed Securities	410	3	—	413
Total available-for-sale	$81,537	$150	$1,834	$79,853

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$574	$58	$—	$632
Federal National Mortgage Association and Other	5,049	184	—	5,233
Total held-to maturity	$5,623	$242	$—	$5,865

	At March 31, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$987	$39	$—	$1,026
Federal Home Loan Mortgage Corporation	28,458	88	761	27,785
Federal National Mortgage Association	15,120	—	510	14,610
Total mortgage-backed securities	44,565	127	1,271	43,421
U.S. Government Agency Securities	18,744	—	113	18,631
Corporate Bonds	5,274	—	793	4,481
Muni Securities	17,763	—	1,153	16,610
Asset-backed Securities	3,336	28	—	3,364
Total available-for-sale	$89,682	$155	$3,330	$86,507

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$683	$69	$—	$752
Federal National Mortgage Association and Other	7,124	264	—	7,388
Total held-to-maturity	$7,807	$333	$—	$8,140

There were no sales of available-for-sale and held-to-maturity securities for the three and six months ended September 30, 2021. The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the six months ended September 30, 2020.

$ in thousands	September 30, 2020
Proceeds	$30,190
Gross gains	862

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2021 and March 31, 2021 for less than 12 months and 12 months or longer:

	At September 30, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$531	$20,208	$536	$16,479	$1,067	$36,687
U.S. Government Agency securities	—	—	61	17,404	61	17,404
Corporate bonds	338	4,935	—	—	338	4,935
Muni securities	368	14,693	—	—	368	14,693
Total available-for-sale securities	$1,237	$39,836	$597	$33,883	$1,834	$73,719

	At March 31, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,271	$39,020	$—	$—	$1,271	$39,020
U.S. Government Agency securities	—	—	113	18,631	113	18,631
Corporate bonds	793	4,481	—	—	793	4,481
Muni securities	1,153	16,609			1,153	16,609
Total available-for-sale securities	$3,217	$60,110	$113	$18,631	$3,330	$78,741

    A total of 14 securities had an unrealized loss at September 30, 2021 compared to 15 at March 31, 2021. Mortgage-backed securities, U.S. government agency securities and municipal securities represented 49.8%, 23.6% and 19.9%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2021. There were three U.S. government agency securities and two mortgage-backed securities that had an unrealized loss position for more than 12 months at September 30, 2021. Given the high credit quality of the mortgage-backed securities, which are backed by the U.S. government's guarantees, and the high credit quality and strong financial performance of the U.S. Government Agency securities, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at September 30, 2021.

    The following is a summary of the amortized cost and fair value of debt securities at September 30, 2021, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	410	413	0.75%
Five through ten years	7,849	7,896	1.91%
After ten years	32,641	31,900	1.92%
Mortgage-backed securities	40,637	39,644	1.29%
Total	$81,537	$79,853	1.60%

Held-to-maturity:
Mortgage-backed securities	$5,623	$5,865	2.51%

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

    The following is a summary of loans receivable at September 30, 2021 and March 31, 2021:

	September 30, 2021		March 31, 2021
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$74,240	14.3%	$76,313	15.9%
Multifamily	128,735	24.9%	103,584	21.6%
Commercial real estate	155,063	29.9%	150,114	31.2%
Business (1)	158,265	30.5%	148,020	30.8%
Consumer (2)	2,033	0.4%	2,439	0.5%
Total loans receivable	$518,336	100.0%	$480,470	100.0%

Unamortized premiums, deferred costs and fees, net	2,317		3,079

Allowance for loan losses	(5,515)		(5,140)
Total loans receivable, net	$515,138		$478,409
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA is authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of September 30, 2021, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first round of the program.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of September 30, 2021, the Bank had received 73 applications for payment deferrals on approximately $73.8 million of loans. This total included 54 commercial loans totaling $67.6 million and 19 residential loans totaling $6.2 million. As of September 30, 2021, there were 7 residential loans remaining on deferment with outstanding principal balances totaling $4.1 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2021 and 2020, and the fiscal year ended March 31, 2021.

Three months ended September 30, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	1,086	826	870	2,104	144	184	$5,214
Charge-offs	—	—	—	—	(44)	—	(44)
Recoveries	—	—	—	1	12	128	141
Provision for (recovery of) Loan Losses	(71)	88	132	1	25	29	204
Ending Balance	$1,015	$914	$1,002	$2,106	$137	$341	$5,515

Six months ended September 30, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(99)	—	(99)
Recoveries	—	—	—	50	20	128	198
Provision for (recovery of) Loan Losses	(43)	34	95	201	51	(62)	276
Ending Balance	$1,015	$914	$1,002	$2,106	$137	$341	$5,515

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$985	$914	$1,002	$2,008	$137	$341	$5,387
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	30	—	—	98	—	—	128

Loan Receivables Ending Balance:	$75,202	$129,589	$156,197	$157,627	$2,038	$—	$520,653
Ending Balance: collectively evaluated for impairment	71,407	128,707	156,005	150,126	2,038	—	508,283
Ending Balance: individually evaluated for impairment	3,795	882	192	7,501	—	—	12,370

At March 31, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,026	$880	$907	$1,729	$165	$275	$4,982
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	32	—	—	126	—	—	158

Loan Receivables Ending Balance:	$78,213	$106,400	$148,809	$147,680	$2,447	$—	$483,549
Ending Balance: collectively evaluated for impairment	74,387	106,031	147,891	139,925	2,447	—	470,681
Ending Balance: individually evaluated for impairment	3,826	369	918	7,755	—	—	12,868

Three months ended September 30, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$972	$911	$955	$1,511	$202	$285	$4,836
Charge-offs	—	—	—	(9)	—	—	(9)
Recoveries	87	—	—	2	1	—	90
Provision for (recovery of) Loan Losses	(106)	49	14	132	(14)	(76)	(1)
Ending Balance	$953	$960	$969	$1,636	$189	$209	$4,916

Six months ended September 30, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946
Charge-offs	—	—	—	(19)	—	—	(19)
Recoveries	87	—	—	2	3	—	92
Provision for (recovery of) Loan Losses	(189)	(51)	157	86	(26)	(80)	(103)
Ending Balance	$953	$960	$969	$1,636	$189	$209	$4,916

The following is a summary of nonaccrual loans at September 30, 2021 and March 31, 2021.

$ in thousands	September 30, 2021	March 31, 2021
Gross loans receivable:
One-to-four family	$3,500	$3,524
Multifamily	882	369
Commercial real estate	192	918
Business	2,148	2,290
Consumer	—	90
Total nonaccrual loans	$6,722	$7,191

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

    At September 30, 2021 and March 31, 2021, other non-performing assets totaled $60 thousand which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at September 30, 2021 and March 31, 2021.

    Although we believe that substantially all risk elements at September 30, 2021 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

    At September 30, 2021, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$123,131	$149,523	$141,593
Special Mention	—	5,458	6,005
Substandard	6,458	1,216	10,029
Total	$129,589	$156,197	$157,627

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$71,702	$2,038
Non-Performing		3,500	—
Total		$75,202	$2,038

    At March 31, 2021, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$101,212	$142,168	$137,447
Special Mention	—	5,531	1,585
Substandard	5,188	1,110	8,648
Total	$106,400	$148,809	$147,680

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$74,689	$2,356
Non-Performing		3,524	91
Total		$78,213	$2,447

    The following table presents an aging analysis of the recorded investment of past due loans receivables at September 30, 2021 and March 31, 2021.
.

September 30, 2021
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,511	$270	$2,940	$4,721	$70,481	$75,202
Multifamily	561	455	517	1,533	128,056	129,589
Commercial real estate	824	—	—	824	155,373	156,197
Business	12,300	170	856	13,326	144,301	157,627
Consumer	220	—	—	220	1,818	2,038
Total	$15,416	$895	$4,313	$20,624	$500,029	$520,653

March 31, 2021
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,188	$—	$2,950	$4,138	$74,075	$78,213
Multifamily	798	—	—	798	105,602	106,400
Commercial real estate	5,263	—	—	5,263	143,546	148,809
Business	671	400	271	1,342	146,338	147,680
Consumer	2	33	91	126	2,321	2,447
Total	$7,922	$433	$3,312	$11,667	$471,882	$483,549

    The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2021 and March 31, 2021.

	At September 30, 2021			At March 31, 2021
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,721	$4,380	$—	$3,750	$4,409	$—
Multifamily	882	882	—	369	369	—
Commercial real estate	192	192	—	918	918	—
Business	2,158	2,158	—	2,332	2,527	—
With an allowance recorded:
One-to-four family	74	74	30	76	72	32
Business	5,343	5,343	98	5,423	5,423	126
Total	$12,370	$13,029	$128	$12,868	$13,718	$158

    The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three and six month periods ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2021		2020		2021		2020
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$3,735	$3	$3,795	$10	$3,728	$6	$3,840	$35
Multifamily	625	—	374	4	883	—	373	9
Commercial real estate	555	—	580	—	192	—	2,649	—
Business	2,245	—	2,608	26	2,199	—	2,555	55
With an allowance recorded:
One-to-four family	75	—	442	—	74	1	317	—
Business	5,383	73	602	—	5,363	149	602	—
Total	$12,618	$76	$8,401	$40	$12,439	$156	$10,336	$99

    In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the six month periods ended September 30, 2021 and 2020. Total TDR loans at September 30, 2021 were $7.4 million, $1.8 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2021, total TDR loans were $7.5 million, of which $1.8 million were non-performing.

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2021 and 2020, there were no modified loans that defaulted within 12 months of modification.

    At September 30, 2021, there were 5 loans in the TDR portfolio totaling $5.6 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2021, there were 5 loans in the TDR portfolio totaling $5.8 million that were on accrual status.

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

    The aggregate amount of loans outstanding to related parties was $30 thousand at September 30, 2021 and $60 thousand at March 31, 2021. During the six months ended September 30, 2021, principal repayments totaled $30 thousand.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2021 and March 31, 2021, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$134	$134
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	666	—	666
Federal Home Loan Mortgage Corporation	—	25,395	—	25,395
Federal National Mortgage Association	—	13,583	—	13,583
U.S. Government Agency securities	—	17,404	—	17,404
Corporate bonds	—	4,935	—	4,935
Muni securities	—	17,457	—	17,457
Asset-backed securities	—	413	—	413
Total available-for-sale securities	—	79,853	—	79,853
Total assets	$—	$79,853	$134	$79,987

	Fair Value Measurements at March 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$147	$147
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,026	—	1,026
Federal Home Loan Mortgage Corporation	—	27,785	—	27,785
Federal National Mortgage Association	—	14,610	—	14,610
U.S. Government Agency securities	—	18,631	—	18,631
Corporate bonds	—	4,481	—	4,481
Muni securities	—	16,610	—	16,610
Asset-backed securities	—	3,364	—	3,364
Total available-for-sale securities	—	86,507	—	86,507
Total assets	$—	$86,507	$147	$86,654

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at September 30, 2021 and March 31, 2021.

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

    In the six month period ended September 30, 2021, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2021 and 2020:

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2021
Mortgage servicing rights	147	(13)	—	—	134	(12)

$ in thousands	Beginning balance, April 1, 2020	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2020	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2020
Mortgage servicing rights	145	(3)	—	—	142	(2)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of September 30, 2021 and March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	134	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	12.81%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	147	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	13.33%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1200 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2021 and March 31, 2021, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,289	$5,289
Other real estate owned	—	—	60	$60

	Fair Value Measurements at March 31, 2021, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,341	$5,341
Other real estate owned	—	—	60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2021 and March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,289	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,341	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2021 and March 31, 2021 are as follows:

	September 30, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$79,130	$79,130	$79,130	$—	$—
Securities available-for-sale	79,853	79,853	—	79,853	—
Securities held-to-maturity	5,623	5,865	—	5,865	—
Loans receivable	515,138	530,090	—	—	530,090
Accrued interest receivable	2,599	2,599	—	2,599	—
Mortgage servicing rights	134	134	—	—	134
Financial Liabilities:
Deposits	$603,365	$601,460	$454,167	$147,293	$—
Other borrowed money	21,453	21,228	—	21,228	—
Accrued interest payable	183	183	—	183	—

	March 31, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$75,591	$75,591	$75,591	$—	$—
Securities available-for-sale	86,507	86,507	—	86,507	—
Securities held-to-maturity	7,807	8,140	—	8,140	—
Loans receivable	478,409	487,806	—	—	487,806
Accrued interest receivable	2,640	2,640	—	2,640	—
Mortgage servicing rights	147	147	—	—	147
Financial Liabilities:
Deposits	$556,559	$557,049	$402,843	$154,206	$—
Other borrowed money	37,108	37,150	—	37,150	—
Accrued interest payable	3,212	3,212	—	3,212	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Non-interest income
In-scope of Topic 606
Depository fees and charges	$592	$762	$1,195	$1,349
Loan fees and service charges	41	82	139	140
Other non-interest income	636	612	1,511	704
Non-interest income (in-scope of Topic 606)	1,269	1,456	2,845	2,193
Non-interest income (out-of-scope of Topic 606)	1,895	517	1,960	1,463
Total non-interest income	$3,164	$1,973	$4,805	$3,656

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Other non-interest income:
Correspondent banking fees	$624	$601	$1,489	$680
Other	19	13	90	96
Total non-interest income	$643	$614	$1,579	$776

Other non-interest expense:
Advertising	$180	$45	$279	$70
Legal expense	248	192	327	262
Insurance and surety	179	174	378	333
Audit expense	137	138	248	275
Data lines / internet	104	96	213	208
Retail expenses	245	207	488	391
Operating chargeoffs and other losses	(101)	16	2,016	40
Director's fees	71	85	142	170
Other	651	446	1,283	1,049
Total non-interest expense	$1,714	$1,399	$5,374	$2,798

NOTE 11. LEASES

    On April 1, 2019, the Company adopted Topic 842 and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption. As of September 30, 2021, operating ROU lease assets and related lease liabilities totaled $14.8 million and $15.5 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of September 30, 2021, the Company had $86 thousand and $79 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and six months ended September 30, 2021:

September 30, 2021
Weighted-average remaining lease term
Operating leases	6.5 years
Finance lease	1.9 years

Weighted-average discount rate
Operating leases	2.95%
Finance lease	1.78%

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Operating lease expense	$726	$714	$1,438	$1,428

Finance lease cost
Amortization of right-of use asset	18	18	35	38
Interest on lease liability	1	1	1	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	694	682	1,380	1,365
Finance lease	12	14	36	31

    Maturities of lease liabilities at September 30, 2021 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2022	$1,376	$36
2023	2,619	30
2024	2,674	11
2025	2,458	3
2026	2,449	—
Thereafter	5,616	—
Total lease payments	17,192	80
Interest	(1,644)	(1)
Lease liability	$15,548	$79

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

NOTE 13. SUBSEQUENT EVENTS

As previously disclosed, the Company recorded a $2.1 million loss contingency accrual related to a wire fraud matter that occurred during the first quarter of fiscal year 2022. In October 2021, the Bank recovered approximately $770 thousand in addition to the $126 thousand that was recovered during the second quarter ended September 30, 2021. The recovery of the $770 thousand will be recorded in the third quarter ending December 31, 2021. The Bank has issued a check to the depositor to return the funds recovered in the related wire fraud matter.

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

•the ability of the Company to obtain approval from the Federal Reserve Bank of Philadelphia (the "Federal Reserve Bank") to distribute interest payments owed to the holders of the Company's subordinated debt securities;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $706.9 million in assets and 99 employees as of September 30, 2021.

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

    The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at September 30, 2021, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,400	$13,400	$13,125	$400	$—	$—	$13,525
(1) Carver Statutory Trust I debt investment includes deferred interest of $125 thousand.

COVID-19 continues to have a significant negative effect on families and businesses in New York and throughout the United States. While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The impact of new restrictive measures and mandates taken or issued by governments, businesses and individuals have caused uncertainty, volatility and disruption in the financial markets. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver's operations. The long-term effects of COVID-19 on the Company's business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat the impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees - including social distancing - as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is making adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio, including reviewing the industries that the Company believes are most likely to be impacted by emerging COVID-19 events. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

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

In January 2021, the SBA reopened the PPP and began accepting applications again from participating lenders. The Bank approved and funded approximately 217 loans totaling $22.4 million in the second round of the PPP program.

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

Securities Impairment

    The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at September 30, 2021.

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

    On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand. A valuation allowance for the net deferred tax asset of $24.0 million has been recorded as of September 30, 2021. The valuation allowance was initially recorded during fiscal year 2011, and has remained through September 30, 2021, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The AMT credit was $143 thousand as of March 31, 2020, all of which was requested to be refunded to the Company upon filing of the fiscal year 2020 federal tax return.

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2021, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). As a result of the Company's participation in the TARP CDCI, the Treasury Department's prior approval was required to make further repurchases. On October 28, 2011, the Treasury Department converted its preferred stock into common stock, which it continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the Treasury Department for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of August 6, 2020, the Company is no longer bound by the TARP CDCI restrictions as the U.S. Treasury is no longer a common stockholder of the Company.

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $15.7 million, or 42.2%, to $21.5 million at September 30, 2021, compared to $37.2 million at March 31, 2021 as the Bank paid down $20.2 million of its PPP liquidity facility ("PPPLF") at the Federal Reserve. The Bank had a $2.0 million overnight advance outstanding from the FHLB-NY at September 30, 2021. At September 30, 2021, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $30.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Company also had $13.4 million in subordinated debt securities and added $2.5 million in low interest loans during the six months ended September 30, 2021.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2021 and March 31, 2021, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $79.1 million and $75.6 million, respectively.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2021, total cash and cash equivalents increased $3.5 million to $79.1 million at September 30, 2021, compared to $75.6 million at March 31, 2021, reflecting cash provided by financing activities of $35.2 million, partially offset by cash used in investing activities of $26.9 million and cash used in operating activities of $4.7 million. Net cash provided by financing activities of $31.1 million resulted from net increases in deposits of $46.8 million, partially offset by a decrease of $15.7 million in FHLB-NY advances and other borrowings. The net increase in deposits was primarily due to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank continues to expand its digital online account openings into nine states across the Northeast. The $15.7 million decrease in other borrowings was attributable to $20.2 million paydowns on the Bank's PPP liquidity facility at the Federal Reserve, offset by $2.5 million in unsecured low interest loans provided by third parties to finance eligible loans offered through the Bank's community investment initiatives loan program. In addition, the Bank secured a $2.0 million overnight advance from the FHLB-NY at September 30, 2021. Net cash used in investing activities of $26.9 million was attributable to loan originations and purchases, net of principal repayments and payoffs, offset by investment paydowns. Net cash used in operating activities included a payment of approximately $3.2 million to settle the deferred interest on the Company's subordinated debt associated with its trust preferred securities during the first quarter.

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

    The table below presents the capital position of the Bank at September 30, 2021:

	September 30, 2021
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$67,272	9.99%
Individual minimum capital requirement	60,634	9.00%
Minimum capital requirement	26,949	4.00%
Excess over individual minimum capital requirement	6,638	0.99%

Common equity Tier 1
Regulatory capital	$67,272	13.44%
Minimum capital requirement	35,051	7.00%
Excess	32,221	6.44%

Tier 1 risk-based capital
Regulatory capital	$67,272	13.44%
Minimum capital requirement	42,561	8.50%
Excess	24,711	4.94%

Total risk-based capital
Regulatory capital	$72,993	14.58%
Individual minimum capital requirement	60,087	12.00%
Minimum capital requirement	52,576	10.50%
Excess over individual minimum capital requirement	12,906	2.58%

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

    At September 30, 2021, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.99%, Common Equity Tier 1 capital ratio of 13.44%, Tier 1 risk-based capital ratio of 13.44%, and a total risk-based capital ratio of 14.58%.

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At September 30, 2021, the Bank continues to service 96 loans with a principal balance of $15.5 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2021 (1)	$1,687
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(307)
Open claims as of September 30, 2021 (1)	$1,380
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2021:

$ in thousands	September 30, 2021
Representation and warranty repurchase reserve, March 31, 2021 (1)	$181
Net adjustment to reserve for repurchase losses (2)	(6)
Representation and warranty repurchase reserve, September 30, 2021 (1)	$175
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2021 and March 31, 2021

Assets

    At September 30, 2021, total assets were $706.9 million, reflecting an increase of $30.2 million, or 4.5%, from total assets of $676.7 million at March 31, 2021. The increase was primarily attributable to increases of $3.5 million in cash and cash equivalents and $36.7 million in the Bank's net loan portfolio, partially offset by a decrease of $8.8 million in the investment portfolio.

    Total cash and cash equivalents increased $3.5 million, or 4.6%, from $75.6 million at March 31, 2021 to $79.1 million at September 30, 2021. The increase in cash was primarily due to an increase in total deposits of $46.8 million and paydowns received on investment securities. These cash receipts were partially reduced by the funding of net loan activity and repayment of advances on the PPPLF. In addition, the Company made a payment of approximately $3.2 million to settle deferred interest on the subordinated debt associated with its trust preferred securities during the first quarter of the current fiscal year.

    Total investment securities decreased $8.8 million, or 9.3%, to $85.5 million at September 30, 2021, compared to $94.3 million at March 31, 2021 due to scheduled principal payments received, and early payoffs of a $1.7 million mortgage-backed security in the held-to-maturity portfolio during the first quarter and a $2.5 million asset-backed security in the available-for-sale portfolio during the second quarter.

    Gross portfolio loans increased $37.2 million, or 7.7%, to $520.7 million at September 30, 2021, compared to $483.5 million at March 31, 2021 primarily due to loan pool purchases of $24.9 million and new loan originations of $83.6 million, of which $14.9 million were part of the SBA's PPP. The new volume was partially offset by attrition and payoffs of $68.1 million and loans participated of $3.0 million.

Liabilities and Equity

    Total liabilities increased $26.3 million, or 4.2%, to $650.7 million at September 30, 2021, compared to $624.4 million at March 31, 2021, primarily due to increases in total deposits partially offset by other borrowings related to the PPP.

    Deposits increased $46.8 million, or 8.4%, to $603.4 million at September 30, 2021, compared to $556.6 million at March 31, 2021, due primarily to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank continued to expand its digital online account openings into nine states across the Northeast.

    Advances from the FHLB-NY and other borrowed money decreased $15.7 million to $21.5 million at September 30, 2021, compared to $37.2 million at March 31, 2021. The Bank paid down $20.2 million of its PPPLF at the Federal Reserve as it continued to receive forgiveness payments on the PPP loan portfolio. The Company borrowed $1.5 million pursuant to an unsecured and subordinated loan and a $1.0 million unsecured term loan from third parties to finance eligible loans offered through the Bank's community investment initiatives loan program. In addition, the Bank secured a $2.0 million FHLB overnight advance at September 30, 2021.

    Total equity increased $3.9 million, or 7.5%, to $56.2 million at September 30, 2021, compared to $52.3 million at March 31, 2021. The increase was primarily due to the $4.0 million raised from the issuance of preferred stock during the second quarter. In addition, a decrease of $1.5 million in unrealized losses on securities available-for-sale was partially offset by a net loss of $1.7 million for the six month period ended September 30, 2021.

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

    The following table reflects the Bank's outstanding commitments as of September 30, 2021:

$ in thousands
Commitments to fund mortgage loans	$21,218
Commitments to fund commercial and consumer loans	$500
Lines of credit	2,857
Commitment to fund private equity investment	253
Total	$24,828

Comparison of Operating Results for the Three and Six Months Ended September 30, 2021 and 2020

Overview

    The Company reported net income of $1.1 million for the three months ended September 30, 2021, compared to a net loss of $0.8 million for the comparable prior year quarter. For the six months ended September 30, 2021, the Company reported a net loss of $1.7 million, compared to a net loss of $1.6 million for the prior year period. The change in our results was primarily driven by increases in net interest income and non-interest income. These were partially offset by an increase in non-interest expense and provisions for loan losses compared to recoveries of loan losses in the prior year periods.

    The following table reflects selected operating ratios for the three and six months ended September 30, 2021 and 2020 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2021		2020		2021		2020
Return on average assets (1)	0.63%		(0.48)%		(0.49)%		(0.50)%
Return on average stockholders' equity (2)	8.32%		(6.82)%		(6.37)%		(6.78)%
Return on average stockholders' equity, excluding AOCI (2) (8)	8.21%		(6.84)%		(6.19)%		(6.83)%
Net interest margin (3)	3.14%		2.42%		2.97%		2.40%
Interest rate spread (4)	3.02%		2.21%		2.83%		2.18%
Efficiency ratio (5)	84.53%		113.85%		109.55%		115.57%
Operating expenses to average assets (6)	4.11%		3.98%		4.66%		3.95%
Average stockholders' equity to average assets (7)	7.62%		7.10%		7.65%		7.37%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.71%		7.07%		7.87%		7.32%
Average interest-earning assets to average interest-bearing liabilities	1.37	x	1.29	x	1.36	x	1.28	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Average Stockholders' Equity
Average Stockholders' Equity	$52,146	$47,465	$52,536	$47,849
Average AOCI	(648)	156	(1,523)	373
Average Stockholders' Equity, excluding AOCI	$52,794	$47,309	$54,059	$47,476

Return on Average Stockholders' Equity	8.32%	(6.82)%	(6.37)%	(6.78)%
Return on Average Stockholders' Equity, excluding AOCI	8.21%	(6.84)%	(6.19)%	(6.83)%

Average Stockholders' Equity to Average Assets	7.62%	7.10%	7.65%	7.37%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.71%	7.07%	7.87%	7.32%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $1.3 million, or 33.3%, to $5.2 million for the three months ended September 30, 2021, compared to $3.9 million for the same quarter last year. Net interest income increased $2.4 million, or 32.4%, to $9.8 million for the six months ended September 30, 2021, compared to $7.4 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2021 and 2020. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended September 30,
	2021			2020
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$496,219	$5,323	4.29%	$454,108	$4,670	4.11%
Mortgage-backed securities	47,222	158	1.34%	15,828	89	2.25%
Investment securities(2)	43,878	209	1.91%	59,016	281	1.90%
Money market investments	69,905	28	0.16%	111,369	32	0.11%
Total interest-earning assets	657,224	5,718	3.48%	640,321	5,072	3.17%
Non-interest-earning assets	27,464			28,359
Total assets	$684,688			$668,680

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$50,446	$7	0.06%	$27,421	$8	0.12%
Savings and clubs	112,025	31	0.11%	107,771	71	0.26%
Money market	146,220	89	0.24%	118,546	140	0.47%
Certificates of deposit	145,557	305	0.83%	200,630	815	1.61%
Mortgagors deposits	2,399	2	0.33%	1,949	1	0.20%
Total deposits	456,647	434	0.38%	456,317	1,035	0.90%
Borrowed money	23,169	120	2.05%	41,854	163	1.55%
Total interest-bearing liabilities	479,816	554	0.46%	498,171	1,198	0.95%
Non-interest-bearing liabilities
Demand deposits	125,700			92,231
Other liabilities	27,026			30,813
Total liabilities	632,542			621,215
Stockholders' equity	52,146			47,465
Total liabilities and equity	$684,688			$668,680
Net interest income		$5,164			$3,874

Average interest rate spread			3.02%			2.21%

Net interest margin			3.14%			2.42%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2021			2020
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$491,645	$10,162	4.13%	$446,596	$9,055	4.06%
Mortgage-backed securities	48,328	402	1.66%	29,274	317	2.17%
Investment securities(2)	44,686	434	1.94%	46,687	439	1.88%
Money market investments	76,188	49	0.13%	96,470	49	0.10%
Total interest-earning assets	660,847	11,047	3.34%	619,027	9,860	3.19%
Non-interest-earning assets	26,199			29,884
Total assets	$687,046			$648,911

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$49,187	$14	0.06%	$26,729	$17	0.13%
Savings and clubs	111,974	62	0.11%	104,916	138	0.26%
Money market	144,867	176	0.24%	116,826	276	0.47%
Certificates of deposit	147,702	702	0.95%	197,753	1,677	1.69%
Mortgagors deposits	2,621	5	0.38%	2,380	2	0.17%
Total deposits	456,351	959	0.42%	448,604	2,110	0.94%
Borrowed money	29,347	272	1.85%	34,993	330	1.88%
Total interest-bearing liabilities	485,698	1,231	0.51%	483,597	2,440	1.01%
Non-interest-bearing liabilities
Demand deposits	120,598			87,945
Other liabilities	28,214			29,520
Total liabilities	634,510			601,062
Stockholders' equity	52,536			47,849
Total liabilities and equity	$687,046			$648,911
Net interest income		$9,816			$7,420

Average interest rate spread			2.83%			2.18%

Net interest margin			2.97%			2.40%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $0.6 million, or 11.8%, to $5.7 million for the three months ended September 30, 2021, compared to $5.1 million for the prior year quarter. For the six months ended September 30, 2021, interest income increased $1.1 million, or 11.1%, to $11.0 million, compared to $9.9 million for the prior year period. Interest income on loans increased $0.6 million and $1.1 million for the three and six months ended September 30, 2021, respectively, primarily due to an increase in average loan balances for the two comparative periods of $42.1 million, or 9.3%, and $45.0 million, or 10.1%, respectively. The increase in the loan portfolio was driven by a restructured lending team, funded by an increase in total deposits and supported by an increase in the Bank's total risk-based capital for the three and six months ended September 30, 2021. Interest income on mortgage-backed securities was higher due to an increase in average balances despite a decline in yields compared to the prior year periods.

Interest Expense

    Interest expense decreased $0.6 million, or 50.0%, to $0.6 million for the three months ended September 30, 2021, compared to $1.2 million for the prior year quarter. For the six months ended September 30, 2021, interest expense decreased $1.2 million, or 50.0%, to $1.2 million, compared to $2.4 million for the prior year period. Interest expense on deposits decreased $0.6 million and $1.1 million for the three and six months ended September 30, 2021, respectively, primarily due to a decrease in the average balances and rates paid on certificates of deposit.

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

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the Commercial Real Estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During fiscal year 2021, we increased our qualitative factors due to the ongoing pandemic. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period has improved for most of our loan categories. The Bank continues to maintain a $341 thousand unallocated reserve, or 6.2% of ALLL as of September 30, 2021.

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

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2021 and 2020 and the fiscal year ended March 31, 2021:

$ in thousands	Six Months Ended September 30, 2021	Fiscal Year Ended March 31, 2021	Six Months Ended September 30, 2020
Beginning Balance	5,140	$4,946	$4,946
Less: Charge-offs	(99)	(78)	(19)
Add: Recoveries	198	372	92
(Recovery of) provision for loan losses	276	(100)	(103)
Ending Balance	$5,515	$5,140	$4,916

Ratios:
Net recoveries to average loans outstanding (annualized)	0.04%	0.06%	0.03%
Allowance to total loans	1.06%	1.06%	1.06%
Allowance to non-performing loans	82.04%	71.48%	66.26%

    The Company recorded a $204 thousand provision for loan loss for the three months ended September 30, 2021, compared to a $1 thousand recovery of loan loss for the prior year quarter. Net recoveries of $97 thousand were recognized during the second quarter, compared to net recoveries of $81 thousand for the prior year quarter. For the six months ended September 30, 2021, the Company recorded a $276 thousand provision for loan loss, compared to a $103 thousand recovery of loan loss for the prior year period. Net recoveries of $99 thousand were recognized for the six months ended September 30, 2021, compared to net recoveries of $73 thousand in the prior year period.

At September 30, 2021, nonaccrual loans totaled $6.7 million, or 1.0% of total assets, compared to $7.2 million, or 1.1% of total assets at March 31, 2021. The ALLL was $5.5 million at September 30, 2021, which represents a ratio of the ALLL to nonaccrual loans of 82.0% compared to a ratio of 71.5% at March 31, 2021. The ratio of the allowance for loan losses to total loans was 1.06% at September 30, 2021 and March 31, 2021, respectively.

The Bank has received requests to modify loan terms to defer principal and/or interest payments from borrowers who are experiencing financial challenges due to the effects of COVID-19. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requested or needed. Outside of borrowers with short-term deferments, the delinquency and non-performing assets have increased due to various reasons such as prolonged vacancy or inadequate cash flow that for some may have existed prior to COVID-19. Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of September 30, 2021, the Bank had received 73 applications for payment deferrals on approximately $73.8 million of loans. This total included 54 commercial loans totaling $67.6 million and 19 residential loans totaling $6.2 million. As of September 30, 2021, there were 7 loans remaining on deferment with outstanding principal balances totaling $4.1 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At September 30, 2021, loans classified as TDR totaled $7.4 million, of which $5.6 million were classified as performing. At March 31, 2021, loans classified as TDR totaled $7.5 million, of which $5.8 million were classified as performing.

    At September 30, 2021, non-performing assets totaled $6.8 million, or 1.0% of total assets compared to $7.2 million, or 1.1% of total assets at March 31, 2021. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,500	$3,511	$3,524	$3,532	$3,541
Multifamily	882	885	369	372	372
Commercial real estate	192	192	918	1,160	1,160
Business	2,148	2,211	2,290	2,413	2,346
Consumer	—	—	90	—	—
Total nonaccrual loans	6,722	6,799	7,191	7,477	7,419
Other non-performing assets (2):
Real estate owned	60	60	60	60	60
Total non-performing assets (3)	$6,782	$6,859	$7,251	$7,537	$7,479

Non-performing loans to total loans	1.29%	1.39%	1.49%	1.60%	1.60%
Non-performing assets to total assets	0.96%	1.00%	1.07%	1.10%	1.11%
Allowance to total loans	1.06%	1.07%	1.06%	1.10%	1.06%
Allowance to non-performing loans	82.04%	76.69%	71.48%	68.72%	66.26%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2021, there were $5.6 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2021, the Bank had $3.8 million in subprime loans, or 0.7% of its total loan portfolio, of which $1.1 million are non-performing loans.

Non-Interest Income

    Non-interest income increased $1.2 million, or 60.0%, to $3.2 million for the three months ended September 30, 2021, compared to $2.0 million for the prior year quarter. For the six months ended September 30, 2021, non-interest income increased $1.1 million, or 29.7%, to $4.8 million, compared to $3.7 million for the prior year period. Other non-interest income for the current quarter included $1.8 million grant income recognized from the Bank's award through the CDFI Fund's Rapid Response Program. In addition, correspondent banking fees were $0.8 million higher compared to the prior year period. The prior year period included $0.9 million gains recognized from the sales of securities as management restructured the Bank's investment portfolio to improve the overall yield.

Non-Interest Expense

    Non-interest expense increased $0.3 million, or 4.5%, to $7.0 million for the three months ended September 30, 2021, compared to $6.7 million for the prior year quarter. For the six months ended September 30, 2021, non-interest expense increased $3.2 million, or 25.0%, to $16.0 million, compared to $12.8 million for the prior year period. Other non-interest expense for the current six month period included a $2.1 million loss contingency accrual related to a wire fraud matter that occurred during the first quarter of fiscal year 2022, with the Bank recovering approximately $126 thousand related to the wire fraud matter during the second quarter. Data processing and net equipment costs for the current year were higher compared to the prior year period due to one-time conversion costs associated with the Bank's upgrade to a new core banking system. The decision to convert was based on the projected operating efficiencies to be gained from the new system and the cost savings to be obtained. The current quarter, which did not include any carryover costs from the prior vendor or from the conversion, showed a reduction in net equipment and data processing costs of $0.3 million, or 25%.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) (the Company’s principal executive officer and principal financial officer, respectively), management conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the previously disclosed material weakness described below has been remediated, and our disclosure controls and procedures were effective as of September 30, 2021.

Previously Disclosed Material Weakness

The Company disclosed in Item 4 – Controls and Procedures in its Quarterly Report on Form 10-Q for the three months ended June 30, 2021 a “material weakness” under applicable SEC accounting rules. The material weakness did not result from ineffectiveness in the design of the controls or in the board or management oversight of the controls related to the wire fraud incident which lead to a material loss, but related to the execution of such internal controls. The Bank identified that the material weakness related to the execution of the file maintenance documentary review and verification controls, as designed.

Management’s Financial Reporting Remediation Initiatives

In order to remediate the material weakness related to the wire fraud incident, management terminated the online wire access during the second quarter. The Company continues to offer wire transfer services conducted through the branches.

Management is committed to maintaining a strong internal control environment and believes this is supported by a strong understanding by our employees of the importance of following existing controls as they are designed. As we continue to evaluate and work to improve understanding of and adherence to our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities.

(b) Changes in Internal Control over Financial Reporting
    There were no changes made in our internal controls during the three months ended September 30, 2021, except as it relates to the material weakness remediation discussed above, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2021, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
10.1	Preferred Stock Purchase Agreement, by and between Carver Bancorp, Inc. and J.P. Morgan Chase Community Development Corporation, dated September 27, 2021 (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2021 (unaudited) and March 31, 2021; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2021 and 2020 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2021 and 2020 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	November 15, 2021	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)