Form 10-Q
period 2021-12-31
CARVER BANCORP INC
filed 2022-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2022
Common Stock, par value $0.01	3,804,596

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	December 31, 2021	March 31, 2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$65,475	$75,337
Money market investments	254	254
Total cash and cash equivalents	65,729	75,591
Investment securities:
Available-for-sale, at fair value	75,268	86,507
Held-to-maturity, at amortized cost (fair value of $5,592 and $8,140 at December 31, 2021 and March 31, 2021, respectively)	5,407	7,807
Total investment securities	80,675	94,314
Loans receivable:
Real estate mortgage loans	392,655	333,422
Commercial business loans	158,487	147,680
Consumer loans	1,735	2,447
Loans, gross	552,877	483,549
Allowance for loan and lease losses	(5,488)	(5,140)
Total loans receivable, net	547,389	478,409
Premises and equipment, net	4,022	4,611
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	584	552
Accrued interest receivable	2,688	2,640
Right-of-use assets	14,239	15,344
Other assets	7,484	5,287
Total assets	$722,810	$676,748

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$127,906	$110,525
Interest-bearing deposits:
Interest-bearing checking	70,882	45,605
Savings	111,015	108,199
Money market	153,094	137,230
Certificates of deposit	157,229	152,723
Escrow	1,980	2,277
Total interest-bearing deposits	494,200	446,034
Total deposits	622,106	556,559
Advances from the FHLB-NY and other borrowed money	16,359	37,222
Operating lease liability	14,976	16,003
Other liabilities	11,671	14,663
Total liabilities	665,112	624,447

EQUITY
Preferred stock, (par value $0.01 per share: 14,851 and 17,601 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at December 31, 2021 and March 31, 2021, respectively)	14,851	17,601
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at December 31, 2021 and March 31, 2021)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 and 5,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at December 31, 2021 and March 31, 2021, respectively)	9,000	5,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 6,288,922 and 5,837,071 shares issued; 3,785,319 and 3,333,268 shares outstanding at December 31, 2021 and March 31, 2021, respectively)	63	58
Additional paid-in capital	79,029	75,204
Accumulated deficit	(43,632)	(42,656)
Treasury stock, at cost (2,503,803 shares at December 31, 2021 and March 31, 2021)	(2,908)	(2,908)
Accumulated other comprehensive loss	(1,882)	(3,175)
Total equity	57,698	52,301
Total liabilities and equity	$722,810	$676,748
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2021	2020	2021	2020
Interest income:
Loans	$5,379	$4,749	$15,541	$13,804
Mortgage-backed securities	150	192	552	509
Investment securities	109	277	543	716
Money market investments	27	21	76	70
Total interest income	5,665	5,239	16,712	15,099

Interest expense:
Deposits	476	938	1,435	3,048
Advances and other borrowed money	117	162	389	492
Total interest expense	593	1,100	1,824	3,540

Net interest income	5,072	4,139	14,888	11,559
Provision for (recovery of) loan losses	192	4	468	(99)
Net interest income after provision for (recovery of) loan losses	4,880	4,135	14,420	11,658

Non-interest income:
Depository fees and charges	432	692	1,627	2,041
Loan fees and service charges	54	65	199	234
Gain on sale of securities	—	—	—	862
Grant income	203	—	2,089	500
Other	1,142	142	2,721	918
Total non-interest income	1,831	899	6,636	4,555

Non-interest expense:
Employee compensation and benefits	2,793	2,837	8,595	8,369
Net occupancy expense	1,080	1,066	3,318	3,296
Equipment, net	408	386	1,299	1,239
Data processing	160	451	1,472	1,564
Consulting fees	112	38	338	154
Federal deposit insurance premiums	92	107	266	265
Other	1,370	1,459	6,744	4,257
Total non-interest expense	6,015	6,344	22,032	19,144

Income (loss) before income taxes	696	(1,310)	(976)	(2,931)
Income tax expense	—	—	—	—
Net income (loss)	$696	$(1,310)	$(976)	$(2,931)

Earnings (loss) per common share:
Basic	$0.13	$(0.44)	$(0.28)	$(0.84)
Diluted	0.13	(0.44)	(0.28)	(0.84)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2021	2020	2021	2020
Net income (loss)	$696	$(1,310)	$(976)	$(2,931)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale	(198)	346	1,293	297
Less: Reclassification adjustment for gains on sale of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	—	—	—	862
Total other comprehensive (loss) income, net of tax	(198)	346	1,293	(565)
Total comprehensive income (loss), net of tax	$498	$(964)	$317	$(3,496)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Nine Months Ended December 31, 2021 and 2020
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended December 31, 2021
Balance — September 30, 2021	$28,128	$61	$76,949	$(44,328)	$(2,908)	$(1,684)	$56,218
Net income	—	—	—	696	—	—	696
Other comprehensive loss, net of taxes	—	—	—	—	—	(198)	(198)
Conversion of Series D preferred stock to common stock	(1,100)	1	1,099	—	—	—	—
At-the-market "ATM" offering, net of offering costs	—	1	957	—	—	—	958
Stock based compensation expense	—	—	24	—	—	—	24
Balance — December 31, 2021	$27,028	$63	$79,029	$(43,632)	$(2,908)	$(1,882)	$57,698

Nine Months Ended December 31, 2021
Balance — March 31, 2021	$25,778	$58	$75,204	$(42,656)	$(2,908)	$(3,175)	$52,301
Net loss	—	—	—	(976)	—	—	(976)
Other comprehensive income, net of taxes	—	—	—	—	—	1,293	1,293
Conversion of Series D preferred stock to common stock	(2,750)	3	2,747	—	—	—	—
At-the-market "ATM" offering, net of offering costs	—	1	957	—	—	—	958
Issuance of preferred stock (Series F)	4,000	—	—	—	—	—	4,000
Stock based compensation expense	—	1	121	—	—	—	122
Balance — December 31, 2021	$27,028	$63	$79,029	$(43,632)	$(2,908)	$(1,882)	$57,698

Three Months Ended December 31, 2020
Balance — September 30, 2020	$18,076	$54	$71,534	$(40,381)	$(2,908)	$21	$46,396
Net loss	—	—	—	(1,310)	—	—	(1,310)
Other comprehensive income, net of taxes	—	—	—	—	—	346	346
Issuance of common stock	—	1	973		—		974
Stock based compensation expense	—	—	2	—	—	—	2
Balance — December 31, 2020	$18,076	$55	$72,509	$(41,691)	$(2,908)	$367	$46,408

Nine Months Ended December 31, 2020
Balance — March 31, 2020	$45,118	$61	$55,476	$(52,285)	$(408)	$932	$48,894
Net loss	—	—	—	(2,931)	—	—	(2,931)
Other comprehensive loss, net of taxes	—	—	—	—	—	(565)	(565)
Conversion of Series D preferred stock to common stock	(13,519)	17	13,502	—	—	—	—
Stock relinquishment	(13,523)	(2)	—	13,525	—	—	—
Capital contribution	—	—	2,500	—	—	—	2,500
Repurchase of common stock	—	—	—	—	(2,500)	—	(2,500)
Issuance of common stock	—	1	973	—	—	—	974
Stock based compensation expense	—	(22)	58	—	—	—	36
Balance — December 31, 2020	$18,076	$55	$72,509	$(41,691)	$(2,908)	$367	$46,408
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(976)	$(2,931)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for (recovery of) loan losses	468	(99)
Stock based compensation expense	122	36
Depreciation and amortization expense	770	769
Gain on sale of real estate owned, net of market value adjustment	—	(80)
Gain on sale of securities	—	(862)
Amortization and accretion of loan premiums and discounts and deferred charges	(209)	557
Amortization and accretion of premiums and discounts — securities	474	430
Increase in accrued interest receivable	(48)	(858)
Decrease in other assets	(1,995)	(3,970)
(Decrease) increase in other liabilities	(3,045)	2,547
Net cash used in operating activities	(4,439)	(4,461)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(74,475)
Proceeds from sales of investments: Available-for-sale	—	30,190
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	12,013	10,094
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	2,375	957
Loans held-for investment activity, net of (originations) and repayments/payoffs	(30,962)	(16,376)
Loans purchased from third parties	(44,410)	(24,141)
Proceeds from participation loans sold	6,080	—
(Purchase) redemption of FHLB-NY stock, net	(32)	16
Purchase of premises and equipment	(181)	(184)
Proceeds from sales of real estate owned	—	260
Net cash used in investing activities	(55,117)	(73,659)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,547	80,927
(Decrease) increase in FHLB-NY advances and other borrowings	(23,311)	28,230
Increase in long-term debt	2,500	—
Contribution of capital	—	2,500
Repurchase of common stock	—	(2,500)
Issuance of common stock	958	974
Issuance of preferred stock	4,000	—
Net cash provided by financing activities	49,694	110,131
Net (decrease) increase in cash and cash equivalents	(9,862)	32,011
Cash and cash equivalents at beginning of period	75,591	47,540
Cash and cash equivalents at end of period	$65,729	$79,551

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$680	$—
Recognition of operating lease liability	680	—
Recognition of finance lease asset	—	13
Recognition of finance lease liability	—	13
Retirement of preferred stock	—	13,523
Retirement of common stock	—	2

Cash paid for:
Interest	$4,993	$3,186
Income taxes	211	57
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. The Company made the regular quarterly interest payment on its outstanding debentures due on December 17, 2021. The interest rate was 3.27% and the total amount of deferred interest was $18 thousand at December 31, 2021.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ended March 31, 2022. The consolidated balance sheet at December 31, 2021 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2021. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

COVID-19 has impacted businesses in New York more severely than in the rest of the nation, according to a report from the Office of the New York State Comptroller. Since the U.S. Census Bureau began collecting and reporting data through the Small Business Pulse Survey, New York’s small businesses have consistently reported experiencing a negative effect from the pandemic at rates that exceed the national average. Despite the fact that one in five New York small businesses reported a return to normal operations in October 2021, the negative impacts on small businesses with less than 500 employees persist.

Small businesses account for the overwhelming majority of firms in most industry sectors in New York. They also employ the majority of workers in industry sectors such as accommodation and food services; wholesale trade; real estate; construction; professional, scientific and technical services; and arts, entertainment and recreation.

While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The impact of new restrictive measures and mandates taken or issued by governments, businesses and individuals have caused uncertainty in the financial markets. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver's operations. The long-term effects of COVID-19 on the Company's business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat the impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees - including social distancing - as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is continuing to make adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

Consistent with regulatory guidance and the provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requested or needed. As of December 31, 2021, the Bank has received 71 applications for payment deferrals on approximately $72.6 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. As of December 31, 2021, there are 6 loans remaining on deferment with outstanding principal balances totaling $7.8 million.

As part of the CARES Act, the Small Business Administration ("SBA") is authorized to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program ("PPP"). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As of December 31, 2021, the Bank has approved 420 applications for approximately $57.1 million of loans under the PPP. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. The net origination fees on these loans totaled approximately $457 thousand and are being recognized into interest income on loans over the 2-year and 5-year stated maturity terms of the PPP loans using the straight-line deferral method. The Federal Reserve established the Paycheck Protection Program Liquidity Facility ("PPPLF") to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of December 31, 2021, the Bank's outstanding advances under the PPPLF totaled $395 thousand, compared to $23.7 million at March 31, 2021.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

    The following table reconciles the income (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted income (loss) per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2021	2020	2021	2020
Net income (loss)	$696	$(1,310)	$(976)	$(2,931)
Less: Undistributed earnings attributable to dilutive shares	240	—	—	—
Net income (loss) available to common shareholders	$456	$(1,310)	$(976)	$(2,931)

Weighted average common shares outstanding - basic	3,573,707	2,980,655	3,485,120	3,485,488
Effect of dilutive shares	35,832	—	—	—
Weighted average common shares outstanding – diluted	3,609,539	2,980,655	3,485,120	3,485,488

Basic earnings (loss) per common share	$0.13	$(0.44)	$(0.28)	$(0.84)
Diluted earnings (loss) per common share	0.13	(0.44)	(0.28)	(0.84)

The Company has preferred stock which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three months ended December 31, 2020, and the nine months ended December 31, 2021 and 2020, all restricted shares and outstanding stock options were anti-dilutive.

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

On July 9, 2020, the Company received notice that Morgan Stanley International Holdings Inc. ("Morgan Stanley"), an institutional investor, relinquished its ownership of 180,573 shares of Company common stock and 13,523 shares of Company Preferred Series D Stock to the Company at no cost to the Company.

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

On October 15, 2020, the Company entered into an agreement with Banc of America Strategic Investments Corporation under which it issued and sold 147,227 shares of its common stock, par value $0.01, at a price of $6.62 per share.

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

On February 16, 2021, the Company entered into an agreement with J.P. Morgan Chase Community Development Corporation ("J.P. Morgan"), under which it sold: (i) 112,612 shares of its common stock, par value $0.01 per share, at a purchase price of $8.88 per share, and (ii) 5,000 shares of a new series of preferred stock, Series F non-cumulative non-voting non-convertible preferred stock, par value $0.01 per share ("Series F Preferred Stock"), at a purchase price of $1,000 per share, in a private placement for gross proceeds of approximately $6.0 million. On September 27, 2021, the Company entered into an agreement with J.P. Morgan under which it sold an additional 4,000 shares of its Series F Preferred Stock, at a purchase price of $1,000 per share, in a private placement for gross proceeds of $4.0 million. The issuances of the shares were exempt from registration pursuant to the exemption provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The offerings were made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

During fiscal year 2022, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 2,750 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 336,325 shares of Common Stock. The conversions had no impact on the Company's total capital.

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company may instruct Piper Sandler not to sell ATM Shares if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering of ATM Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the ATM Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Piper Sandler or the Company, as permitted therein. The Company will pay Piper Sandler a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and have agreed to provide Piper Sandler with customary indemnification and contribution rights. The Company will also reimburse Piper Sandler for certain specified expenses in connection with entering into the Sales Agreement. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. For the three months ended December 31, 2021, the Company completed the sale of 100,401 shares of common stock at an average price of $9.84 under the ATM offering program. The transactions resulted in gross proceeds of $988 thousand and net proceeds to the Company of $958 thousand after deducting commissions and expenses.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

    The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the nine months ended December 31, 2021 and 2020:

$ in thousands	At March 31, 2021	Other Comprehensive Income, net of tax	At December 31, 2021
Net unrealized income (loss) on securities available-for-sale	$(3,175)	$1,293	$(1,882)

$ in thousands	At March 31, 2020	Other Comprehensive Loss, net of tax	At December 31, 2020
Net unrealized income (loss) on securities available-for-sale	$932	$(565)	$367

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the nine months ended December 31, 2021. There was an $862 thousand reclassification out of accumulated other comprehensive income to the consolidated statement of operations for the nine months ended December 31, 2020.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. GAAP requires that securities be classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2021, securities with fair value of $75.3 million, or 93.3%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $5.4 million, or 6.7%, were classified as held-to-maturity, compared to $86.5 million and $7.8 million at March 31, 2021, respectively. The Bank had no securities classified as trading at December 31, 2021 and March 31, 2021.

    Other investments as of December 31, 2021 primarily consists of the Bank's investment in a limited partnership Community Capital Fund. These securities are measured at fair value with unrealized holding gains and losses reflected in net income. Other investments totaled $1.1 million at December 31, 2021 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2021 and March 31, 2021:

	At December 31, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$494	$18	$—	$512
Federal Home Loan Mortgage Corporation	24,791	31	877	23,945
Federal National Mortgage Association	13,306	—	446	12,860
Total mortgage-backed securities	38,591	49	1,323	37,317
U.S. Government Agency Securities	15,131	—	60	15,071
Corporate Bonds	5,272	—	90	5,182
Muni Securities	17,746	88	547	17,287
Asset-backed Securities	410	1	—	411
Total available-for-sale	$77,150	$138	$2,020	$75,268

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$527	$49	$—	$576
Federal National Mortgage Association and Other	4,880	136	—	5,016
Total held-to maturity	$5,407	$185	$—	$5,592

	At March 31, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$987	$39	$—	$1,026
Federal Home Loan Mortgage Corporation	28,458	88	761	27,785
Federal National Mortgage Association	15,120	—	510	14,610
Total mortgage-backed securities	44,565	127	1,271	43,421
U.S. Government Agency Securities	18,744	—	113	18,631
Corporate Bonds	5,274	—	793	4,481
Muni Securities	17,763	—	1,153	16,610
Asset-backed Securities	3,336	28	—	3,364
Total available-for-sale	$89,682	$155	$3,330	$86,507

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$683	$69	$—	$752
Federal National Mortgage Association and Other	7,124	264	—	7,388
Total held-to-maturity	$7,807	$333	$—	$8,140

There were no sales of available-for-sale and held-to-maturity securities for the three and nine months ended December 31, 2021. The following is a summary regarding proceeds, gross gains and gross losses realized from the sale of securities from the available-for-sale portfolio for the nine months ended December 31, 2020.

$ in thousands	December 31, 2020
Proceeds	$30,190
Gross gains	862

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2021 and March 31, 2021 for less than 12 months and 12 months or longer:

	At December 31, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$164	$6,030	$1,159	$28,824	$1,323	$34,854
U.S. Government Agency securities	—	—	60	15,071	60	15,071
Corporate bonds	—	—	90	5,182	90	5,182
Muni securities	411	12,057	136	2,454	547	14,511
Total available-for-sale securities	$575	$18,087	$1,445	$51,531	$2,020	$69,618

	At March 31, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,271	$39,020	$—	$—	$1,271	$39,020
U.S. Government Agency securities	—	—	113	18,631	113	18,631
Corporate bonds	793	4,481	—	—	793	4,481
Muni securities	1,153	16,609			1,153	16,609
Total available-for-sale securities	$3,217	$60,110	$113	$18,631	$3,330	$78,741

    A total of 14 securities had an unrealized loss at December 31, 2021 compared to 15 at March 31, 2021. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 50.1%, 21.6%, 20.8% and 7.4%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2021. There were four mortgage-backed securities, three U.S. government agency securities, one corporate bond and one municipal security that had an unrealized loss position for more than 12 months at December 31, 2021. Given the high credit quality of the mortgage-backed securities, which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the U.S. Government Agency and municipal securities, and the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at December 31, 2021.

    The following is a summary of the amortized cost and fair value of debt securities at December 31, 2021, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	410	410	0.75%
Five through ten years	7,582	7,644	1.95%
After ten years	30,567	29,897	1.95%
Mortgage-backed securities	38,591	37,317	1.33%
Total	$77,150	$75,268	1.64%

Held-to-maturity:
Mortgage-backed securities	$5,407	$5,592	2.48%

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

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the commercial real estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During fiscal year 2021, we increased our qualitative factors due to the ongoing pandemic. In fiscal year 2022, we continue to maintain qualitative reserves at previous levels and lowered our risk from high to medium for improving economic factors, such as unemployment. The increase in the overall qualitative reserves quarter over quarter is related to the increase in our loan portfolio. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period has improved for most of our loan categories.

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

    The following is a summary of loans receivable at December 31, 2021 and March 31, 2021:

	December 31, 2021		March 31, 2021
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$71,356	13.0%	$76,313	15.9%
Multifamily	152,743	27.8%	103,584	21.6%
Commercial real estate	165,050	30.0%	150,114	31.2%
Business (1)	159,214	28.9%	148,020	30.8%
Consumer (2)	1,718	0.3%	2,439	0.5%
Total loans receivable	$550,081	100.0%	$480,470	100.0%

Unamortized premiums, deferred costs and fees, net	2,796		3,079

Allowance for loan losses	(5,488)		(5,140)
Total loans receivable, net	$547,389		$478,409
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank is participating as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA is authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of December 31, 2021, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. PPP loans outstanding totaled $19.5 million as of December 31, 2021. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first round of the program.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of December 31, 2021, the Bank had received 71 applications for payment deferrals on approximately $72.6 million of loans. This total included 53 commercial loans totaling $66.8 million and 18 residential loans totaling $5.8 million. As of December 31, 2021, there were 6 residential loans remaining on deferment with outstanding principal balances totaling $7.8 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2021 and 2020, and the fiscal year ended March 31, 2021.

Three months ended December 31, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	1,015	914	1,002	2,106	137	341	$5,515
Charge-offs	—	—	—	—	(123)	(129)	(252)
Recoveries	—	—	—	32	1	—	33
Provision for (recovery of) Loan Losses	(94)	188	93	(30)	116	(81)	192
Ending Balance	$921	$1,102	$1,095	$2,108	$131	$131	$5,488

Nine months ended December 31, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(222)	(1)	(223)
Recoveries	—	—	—	82	21	—	103
Provision for (recovery of) Loan Losses	(137)	222	188	171	167	(143)	468
Ending Balance	$921	$1,102	$1,095	$2,108	$131	$131	$5,488

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$892	$1,102	$1,095	$2,025	$131	$131	$5,376
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	29	—	—	83	—	—	112

Loan Receivables Ending Balance:	$72,375	$154,230	$166,050	$158,487	$1,735	$—	$552,877
Ending Balance: collectively evaluated for impairment	67,165	153,714	165,865	151,153	1,735	—	539,632
Ending Balance: individually evaluated for impairment	5,210	516	185	7,334	—	—	13,245

At March 31, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,026	$880	$907	$1,729	$165	$275	$4,982
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	32	—	—	126	—	—	158

Loan Receivables Ending Balance:	$78,213	$106,400	$148,809	$147,680	$2,447	$—	$483,549
Ending Balance: collectively evaluated for impairment	74,387	106,031	147,891	139,925	2,447	—	470,681
Ending Balance: individually evaluated for impairment	3,826	369	918	7,755	—	—	12,868

Three months ended December 31, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$953	$960	$969	$1,636	$189	$209	$4,916
Charge-offs	—	—	—	(5)	(52)	—	(57)
Recoveries	1	—	—	273	1	—	275
Provision for (recovery of) Loan Losses	(90)	67	(3)	(66)	52	44	4
Ending Balance	$864	$1,027	$966	$1,838	$190	$253	$5,138

Nine months ended December 31, 2020
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946
Charge-offs	—	—	—	(24)	(52)	—	(76)
Recoveries	88	—	—	275	4	—	367
Provision for (recovery of) Loan Losses	(279)	16	154	20	26	(36)	(99)
Ending Balance	$864	$1,027	$966	$1,838	$190	$253	$5,138

The following is a summary of nonaccrual loans at December 31, 2021 and March 31, 2021.

$ in thousands	December 31, 2021	March 31, 2021
Gross loans receivable:
One-to-four family	$4,919	$3,524
Multifamily	516	369
Commercial real estate	185	918
Business	2,091	2,290
Consumer	57	90
Total nonaccrual loans	$7,768	$7,191

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

    At December 31, 2021 and March 31, 2021, other non-performing assets totaled $60 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at December 31, 2021 and March 31, 2021.

    Although we believe that substantially all risk elements at December 31, 2021 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

    At December 31, 2021, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$148,139	$156,636	$142,693
Special Mention	—	8,206	5,949
Substandard	6,091	1,208	9,845
Total	$154,230	$166,050	$158,487

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$67,457	$1,678
Non-Performing		4,918	57
Total		$72,375	$1,735

    At March 31, 2021, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$101,212	$142,168	$137,447
Special Mention	—	5,531	1,585
Substandard	5,188	1,110	8,648
Total	$106,400	$148,809	$147,680

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$74,689	$2,356
Non-Performing		3,524	91
Total		$78,213	$2,447

    The following table presents an aging analysis of the recorded investment of past due loans receivables at December 31, 2021 and March 31, 2021.
.

December 31, 2021
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$467	$—	$4,572	$5,039	$67,336	$72,375
Multifamily	3,410	—	516	3,926	150,304	154,230
Commercial real estate	1,729	1,608	—	3,337	162,713	166,050
Business	1,697	—	5,332	7,029	151,458	158,487
Consumer	50	22	57	129	1,606	1,735
Total	$7,353	$1,630	$10,477	$19,460	$533,417	$552,877

March 31, 2021
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,188	$—	$2,950	$4,138	$74,075	$78,213
Multifamily	798	—	—	798	105,602	106,400
Commercial real estate	5,263	—	—	5,263	143,546	148,809
Business	671	400	271	1,342	146,338	147,680
Consumer	2	33	91	126	2,321	2,447
Total	$7,922	$433	$3,312	$11,667	$471,882	$483,549

    The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2021 and March 31, 2021.

	At December 31, 2021			At March 31, 2021
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$5,137	$5,796	$—	$3,750	$4,409	$—
Multifamily	516	516	—	369	369	—
Commercial real estate	185	185	—	918	918	—
Business	2,091	2,091	—	2,332	2,527	—
With an allowance recorded:
One-to-four family	73	73	29	76	72	32
Business	5,243	5,243	83	5,423	5,423	126
Total	$13,245	$13,904	$112	$12,868	$13,718	$158

    The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three and nine month periods ended December 31, 2021 and 2020.

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2021		2020		2021		2020
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,429	$13	$3,790	$10	$4,443	$19	$3,767	$50
Multifamily	699	9	373	4	442	9	371	13
Commercial real estate	188	7	580	—	551	7	1,160	—
Business	2,125	24	2,634	26	2,212	24	2,445	86
With an allowance recorded:
One-to-four family	73	—	442	—	74	1	77	—
Business	5,293	—	3,057	—	5,333	149	3,007	—
Total	$12,807	$53	$10,876	$40	$13,055	$209	$10,827	$149

    In certain circumstances, the Bank will modify a loan as part of a TDR under GAAP. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the three and nine months ended December 31, 2021. There was one loan modification made during the three and nine months ended December 31, 2020. Total TDR loans at December 31, 2021 were $7.3 million, $1.7 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2021, total TDR loans were $7.5 million, of which $1.8 million were non-performing. The following table presents an analysis of the loan modification that was classified as a TDR during the three and nine month periods ended December 31, 2020.

	Loan Modifications during the three month period ended					Loan Modifications during the nine month period ended
	December 31, 2020					December 31, 2020
$ in thousands	Number of loans	Pre-Modification Recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate	Number of loans	Pre-Modification Recorded investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	4,949	4,949	6.68	5.50	1	4,949	4,949	6.68	5.50

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended December 31, 2021 and 2020, there were no modified loans that defaulted within 12 months of modification.

    At December 31, 2021, there were 4 loans in the TDR portfolio totaling $5.5 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2021, there were 5 loans in the TDR portfolio totaling $5.8 million that were on accrual status.

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

    The aggregate amount of loans outstanding to related parties was $30 thousand at December 31, 2021 and $60 thousand at March 31, 2021. During the nine months ended December 31, 2021, principal repayments totaled $30 thousand.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2021, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$132	$132
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	512	—	512
Federal Home Loan Mortgage Corporation	—	23,945	—	23,945
Federal National Mortgage Association	—	12,860	—	12,860
U.S. Government Agency securities	—	15,071	—	15,071
Corporate bonds	—	5,182	—	5,182
Muni securities	—	17,287	—	17,287
Asset-backed securities	—	411	—	411
Total available-for-sale securities	—	75,268	—	75,268
Total assets	$—	$75,268	$132	$75,400

	Fair Value Measurements at March 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$147	$147
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,026	—	1,026
Federal Home Loan Mortgage Corporation	—	27,785	—	27,785
Federal National Mortgage Association	—	14,610	—	14,610
U.S. Government Agency securities	—	18,631	—	18,631
Corporate bonds	—	4,481	—	4,481
Muni securities	—	16,610	—	16,610
Asset-backed securities	—	3,364	—	3,364
Total available-for-sale securities	—	86,507	—	86,507
Total assets	$—	$86,507	$147	$86,654

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at December 31, 2021 and March 31, 2021.

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

    In the nine month period ended December 31, 2021, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2021 and 2020:

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2021
Mortgage servicing rights	147	(15)	—	—	132	(14)

$ in thousands	Beginning balance, April 1, 2020	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2020	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2020
Mortgage servicing rights	145	(3)	—	—	142	(2)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	132	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	13.28%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	147	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	13.33%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1200 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2021 and March 31, 2021, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,203	$5,203
Other real estate owned	—	—	60	$60

	Fair Value Measurements at March 31, 2021, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,341	$5,341
Other real estate owned	—	—	60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2021 and March 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,203	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,341	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2021 and March 31, 2021 are as follows:

	December 31, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$65,729	$65,729	$65,729	$—	$—
Securities available-for-sale	75,268	75,268	—	75,268	—
Securities held-to-maturity	5,407	5,592	—	5,592	—
Loans receivable	547,389	557,329	—	—	557,329
Accrued interest receivable	2,688	2,688	—	2,688	—
Mortgage servicing rights	132	132	—	—	132
Financial Liabilities:
Deposits	$622,106	$620,462	$462,897	$157,565	$—
Other borrowed money	16,298	15,685	—	15,685	—
Accrued interest payable	44	44	—	44	—

	March 31, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$75,591	$75,591	$75,591	$—	$—
Securities available-for-sale	86,507	86,507	—	86,507	—
Securities held-to-maturity	7,807	8,140	—	8,140	—
Loans receivable	478,409	487,806	—	—	487,806
Accrued interest receivable	2,640	2,640	—	2,640	—
Mortgage servicing rights	147	147	—	—	147
Financial Liabilities:
Deposits	$556,559	$557,049	$402,843	$154,206	$—
Other borrowed money	37,108	37,150	—	37,150	—
Accrued interest payable	3,212	3,212	—	3,212	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2021	2020	2021	2020
Non-interest income
In-scope of Topic 606
Depository fees and charges	$432	$692	$1,628	$2,041
Loan fees and service charges	52	27	190	167
Other non-interest income	976	18	2,487	722
Non-interest income (in-scope of Topic 606)	1,460	737	4,305	2,930
Non-interest income (out-of-scope of Topic 606)	371	162	2,331	1,625
Total non-interest income	$1,831	$899	$6,636	$4,555

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2021	2020	2021	2020
Other non-interest income:
Compliance fee	$—	$78	$—	$78
Correspondent banking fees	965	7	2,454	687
Other	177	57	267	153
Total non-interest income	$1,142	$142	$2,721	$918

Other non-interest expense:
Advertising	$133	$119	$412	$189
Legal expense	285	93	612	355
Insurance and surety	253	232	631	565
Audit expense	425	138	674	413
Data lines / internet	94	109	307	318
Retail expenses	115	216	602	607
Loss contingency	(770)	—	1,203	—
Director's fees	131	85	273	255
Other	704	467	2,030	1,555
Total non-interest expense	$1,370	$1,459	$6,744	$4,257

NOTE 11. LEASES

    On April 1, 2019, the Company adopted Topic 842 and all subsequent ASUs that modified Topic 842. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. Because the transactions had no off-market terms, the Company recorded a $5.3 million cumulative effect adjustment to retained earnings to recognize the total deferred gain balance at the adoption date. The implementation of the new standard resulted in the recognition of $20.0 million right-of-use ("ROU") assets and corresponding operating lease liabilities upon adoption. As of December 31, 2021, operating ROU lease assets and related lease liabilities totaled $14.2 million and $15.0 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the discount rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of December 31, 2021, the Company had $68 thousand and $61 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and nine months ended December 31, 2021:

December 31, 2021
Weighted-average remaining lease term
Operating leases	6.3 years
Finance lease	1.8 years

Weighted-average discount rate
Operating leases	2.95%
Finance lease	1.77%

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2021	2020	2021	2020
Operating lease expense	$717	$714	$2,155	$2,141

Finance lease cost
Amortization of right-of use asset	18	17	53	56
Interest on lease liability	1	1	1	2

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	689	682	2,069	2,047
Finance lease	19	23	55	54

    Maturities of lease liabilities at December 31, 2021 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2022	$691	$18
2023	2,619	30
2024	2,674	11
2025	2,458	3
2026	2,449	—
Thereafter	5,616	—
Total lease payments	16,507	62
Interest	(1,531)	(1)
Lease liability	$14,976	$61

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue,” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company's financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include but are not limited to the following:

•the effects of COVID-19, which includes, but is not limited to, the length of time that the pandemic continues, the duration of restrictive orders and the imposition of restrictions on businesses and travel, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, and the effect of the pandemic on the general economy and the business of our borrowers;

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

•the market price and trading volume of our shares of common stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's fifth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in January 2019. The OCC found that a substantial majority of originated and purchased loans were within Carver's assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $722.8 million in assets and 97 employees as of December 31, 2021.

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

    The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at December 31, 2021, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,400	$13,400	$13,018	$400	$—	$—	$13,418
(1) Carver Statutory Trust I debt investment includes deferred interest of $18 thousand.

COVID-19 has impacted businesses in New York more severely than in the rest of the nation, according to a report from the Office of the New York State Comptroller. Since the U.S. Census Bureau began collecting and reporting data through the Small Business Pulse Survey, New York’s small businesses have consistently reported experiencing a negative effect from the pandemic at rates that exceed the national average. Despite the fact that one in five New York small businesses reported a return to normal operations in October 2021, the negative impacts on small businesses with less than 500 employees persist.

Small businesses account for the overwhelming majority of firms in most industry sectors in New York. They also employ the majority of workers in industry sectors such as accommodation and food services; wholesale trade; real estate; construction; professional, scientific and technical services; and arts, entertainment and recreation.

While New York State went through a phased reopening upon expiration of an earlier executive order to shelter in place, maintain social distancing and close all non-essential businesses statewide, there remains a significant amount of uncertainty as certain geographic areas continue to experience surges in COVID-19 cases and governments at all levels continue to react to changes in circumstances. The impact of new restrictive measures and mandates taken or issued by governments, businesses and individuals have caused uncertainty in the financial markets. The prolonged pandemic, or any other epidemic of this sort that ultimately harms the global economy, the U.S. economy or the markets in which we operate could adversely affect Carver's operations. The long-term effects of COVID-19 on the Company's business cannot be ascertained as there remains significant uncertainty regarding the breadth and duration of business disruptions related to the virus. In addition, new information may emerge regarding the severity of COVID-19 or the effectiveness of the vaccines developed, causing federal, state and local governments to take additional actions to contain COVID-19 or to treat the impact. Even after formal restrictions have been lifted, changes in the behavior of customers, businesses and their employees - including social distancing - as a result of the pandemic, are unknown. The Company is closely monitoring its asset quality, liquidity, and capital positions. Management is actively working to minimize the current and future impact of this unprecedented situation, and is continuing to make adjustments to operations where appropriate or necessary to help slow the spread of the virus. In addition, as a result of further actions that may be taken to contain or reduce the impact of the COVID-19 pandemic, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. The Company is actively managing the credit risk in its loan portfolio. These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

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

Securities Impairment

    The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive (loss) income. Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. The amount of an other-than-temporary impairment, when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive (loss) income. This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at December 31, 2021.

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

    On June 29, 2011, the Company raised $55 million of capital, which resulted in a $51.4 million increase in equity after considering the effect of various expenses associated with the capital raise. The capital raise triggered a change in control under Section 382 of the Internal Revenue Code. Generally, Section 382 limits the utilization of an entity's net operating loss carryforwards, general business credits, and recognized built-in losses, upon a change in ownership. The Company is currently subject to an annual limitation of approximately $870 thousand. A valuation allowance for the net deferred tax asset of $23.8 million has been recorded as of December 31, 2021. The valuation allowance was initially recorded during fiscal year 2011, and has remained through December 31, 2021, as management concluded and continues to conclude that it is "more likely than not" that the Company will not be able to fully realize the benefit of its deferred tax assets. However, tax legislation passed during the Company's fiscal year 2018 now permits a corporation to receive refunds for AMT credits even if there is no taxable income. As a result, at March 31, 2018, the valuation allowance was reduced by $340 thousand, the amount of the Company's AMT credits. The AMT credit was $143 thousand as of March 31, 2020, all of which was requested to be refunded to the Company upon filing of the fiscal year 2020 federal tax return.

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2021, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). As a result of the Company's participation in the TARP CDCI, the Treasury Department's prior approval was required to make further repurchases. On October 28, 2011, the Treasury Department converted its preferred stock into common stock, which it continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the Treasury Department for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of August 6, 2020, the Company is no longer bound by the TARP CDCI restrictions as the U.S. Treasury is no longer a common stockholder of the Company.

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $20.8 million, or 55.9%, to $16.4 million at December 31, 2021, compared to $37.2 million at March 31, 2021 as the Bank paid down $23.3 million of its PPP liquidity facility ("PPPLF") at the Federal Reserve. At December 31, 2021, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $35.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Company also had $13.4 million in subordinated debt securities and added $2.5 million in low interest loans during the nine months ended December 31, 2021.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2021 and March 31, 2021, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $65.7 million and $75.6 million, respectively.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2021, total cash and cash equivalents decreased $9.9 million to $65.7 million at December 31, 2021, compared to $75.6 million at March 31, 2021, reflecting cash used in investing activities of $55.1 million and cash used in operating activities of $4.4 million, partially offset by cash provided by financing activities of $49.7 million. Net cash used in investing activities of $55.1 million was attributable to loan originations and purchases, net of principal repayments and payoffs, offset by investment paydowns. Net cash used in operating activities included a payment of approximately $3.2 million to settle the deferred interest on the Company's subordinated debt associated with its trust preferred securities during the first quarter. Net cash provided by financing activities of $49.7 million resulted from net increases in deposits of $65.5 million, partially offset by a decrease of $20.8 million in FHLB-NY advances and other borrowings. The net increase in deposits was primarily due to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank continues to expand its digital online account openings into nine states across the Northeast. The $20.8 million decrease in other borrowings was attributable to $23.3 million paydowns on the Bank's PPP liquidity facility at the Federal Reserve, offset by $2.5 million in unsecured low interest loans provided by third parties to finance eligible loans offered through the Bank's community investment initiatives loan program. In addition, cash provided by financing activities included $4.0 million capital raised from the issuance of preferred stock during the second quarter.

On December 14, 2021, the Company entered into a Sales Agreement with Piper Sandler & Co. pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time through an “at-the-market” offering program “ATM Offering”). For the three months ended December 31, 2021, the Company completed the sale of 100,401 shares of common stock at an average price of $9.84 under the ATM offering program. The transactions resulted in net proceeds to the Company of $1.0 million after deducting commissions and expenses. As of February 14, 2022, the ATM Offering has a remaining availability of approximately $19.0 million.

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

    The table below presents the capital position of the Bank at December 31, 2021:

	December 31, 2021
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$73,396	10.32%
Individual minimum capital requirement	64,026	9.00%
Minimum capital requirement	28,456	4.00%
Excess over individual minimum capital requirement	9,370	1.32%

Common equity Tier 1
Regulatory capital	$73,396	13.75%
Minimum capital requirement	37,361	7.00%
Excess	36,035	6.75%

Tier 1 risk-based capital
Regulatory capital	$73,396	13.75%
Minimum capital requirement	45,367	8.50%
Excess	28,029	5.25%

Total risk-based capital
Regulatory capital	$79,070	14.81%
Individual minimum capital requirement	64,047	12.00%
Minimum capital requirement	56,041	10.50%
Excess over individual minimum capital requirement	15,023	2.81%

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

    At December 31, 2021, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.32%, Common Equity Tier 1 capital ratio of 13.75%, Tier 1 risk-based capital ratio of 13.75%, and a total risk-based capital ratio of 14.81%.

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At December 31, 2021, the Bank continues to service 92 loans with a principal balance of $14.7 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2021 (1)	$1,687
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(314)
Open claims as of December 31, 2021 (1)	$1,373
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2021:

$ in thousands	December 31, 2021
Representation and warranty repurchase reserve, March 31, 2021 (1)	$181
Net adjustment to reserve for repurchase losses (2)	(19)
Representation and warranty repurchase reserve, December 31, 2021 (1)	$162
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2021 and March 31, 2021

Assets

    At December 31, 2021, total assets were $722.8 million, reflecting an increase of $46.1 million, or 6.8%, from total assets of $676.7 million at March 31, 2021. The increase was primarily attributable to an increase of $69.0 million in the Bank's net loan portfolio, partially offset by decreases of $13.6 million in the investment portfolio and $9.9 million in cash and cash equivalents.

    Total cash and cash equivalents decreased $9.9 million, or 13.1%, from $75.6 million at March 31, 2021 to $65.7 million at December 31, 2021. The decrease in cash was primarily due to the funding of net loan activity and repayment of advances on the PPPLF. In addition, the Company made a payment of approximately $3.2 million to settle deferred interest on the subordinated debt associated with its trust preferred securities during the first quarter of the current fiscal year. These cash outflows were partially offset by an increase in total deposits of $65.5 million and paydowns received on investment securities.

    Total investment securities decreased $13.6 million, or 14.4%, to $80.7 million at December 31, 2021, compared to $94.3 million at March 31, 2021 due to scheduled principal payments received, and early payoffs of a $1.7 million mortgage-backed security in the held-to-maturity portfolio during the first quarter and a $2.5 million asset-backed security in the available-for-sale portfolio during the second quarter.

    Gross portfolio loans increased $69.4 million, or 14.4%, to $552.9 million at December 31, 2021, compared to $483.5 million at March 31, 2021 primarily due to loan pool purchases of $44.4 million and new loan originations of $115.0 million, of which $14.9 million were part of the SBA's PPP. The new volume was partially offset by attrition and payoffs of $84.4 million and loans participated of $6.1 million.

Liabilities and Equity

    Total liabilities increased $40.7 million, or 6.5%, to $665.1 million at December 31, 2021, compared to $624.4 million at March 31, 2021, primarily due to increases in total deposits partially offset by decreases in other borrowings related to the PPP.

    Deposits increased $65.5 million, or 11.8%, to $622.1 million at December 31, 2021, compared to $556.6 million at March 31, 2021, due primarily to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank continued to expand its digital online account openings into nine states across the Northeast.

    Advances from the FHLB-NY and other borrowed money decreased $20.8 million to $16.4 million at December 31, 2021, compared to $37.2 million at March 31, 2021. The Bank paid down $23.3 million of its PPPLF at the Federal Reserve as it continued to receive forgiveness payments on the PPP loan portfolio. The Company borrowed $2.5 million in unsecured loans from third parties to finance eligible loans offered through the Bank's community investment initiatives loan program.

    Total equity increased $5.4 million, or 10.3%, to $57.7 million at December 31, 2021, compared to $52.3 million at March 31, 2021. The increase was primarily due to the $4.0 million raised in net proceeds from the issuance of preferred stock during the second quarter. The Company also raised approximately $1.0 million in net proceeds through the sale of common stock under the ATM offering during the third quarter of fiscal year 2022. In addition, a decrease of $1.3 million in unrealized losses on securities available-for-sale was partially offset by a net loss of $1.0 million for the nine month period ended December 31, 2021.

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

    The following table reflects the Bank's outstanding commitments as of December 31, 2021:

$ in thousands
Commitments to fund mortgage loans	$21,780
Lines of credit	3,235
Commitment to fund private equity investment	253
Total	$25,268

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2021 and 2020

Overview

    The Company reported net income of $0.7 million for the three months ended December 31, 2021, compared to a net loss of $1.3 million for the comparable prior year quarter. The change in our results was primarily driven by increases in net interest income and non-interest income and a decrease in non-interest expense. These were partially offset by an increase in the provision for loan losses compared to the prior year quarter. For the nine months ended December 31, 2021, the Company reported a net loss of $1.0 million, compared to a net loss of $2.9 million for the prior year period. The change in our results was primarily driven by increases in net interest income and non-interest income, partially offset by an increase in non-interest expense and a provision for loan loss compared to a recovery of loan loss in the prior year period.

    The following table reflects selected operating ratios for the three and nine months ended December 31, 2021 and 2020 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2021		2020		2021		2020
Return on average assets (1)	0.39%		(0.78)%		(0.19)%		(0.59)%
Return on average stockholders' equity (2)	4.86%		(11.21)%		(2.40)%		(8.23)%
Return on average stockholders' equity, excluding AOCI (2) (8)	4.72%		(11.15)%		(2.34)%		(8.26)%
Net interest margin (3)	2.95%		2.56%		2.96%		2.45%
Interest rate spread (4)	2.82%		2.37%		2.82%		2.24%
Efficiency ratio (5)	87.14%		125.92%		102.36%		118.80%
Operating expenses to average assets (6)	3.38%		3.76%		4.22%		3.88%
Average stockholders' equity to average assets (7)	8.05%		6.93%		7.78%		7.22%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.28%		6.97%		8.01%		7.20%
Average interest-earning assets to average interest-bearing liabilities	1.40	x	1.28	x	1.37	x	1.28	x

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2021	2020	2021	2020
Average Stockholders' Equity
Average Stockholders' Equity	$57,305	$46,762	$54,131	$47,485
Average AOCI	(1,638)	(232)	(1,562)	171
Average Stockholders' Equity, excluding AOCI	$58,943	$46,994	$55,693	$47,314

Return on Average Stockholders' Equity	4.86%	(11.21)%	(2.40)%	(8.23)%
Return on Average Stockholders' Equity, excluding AOCI	4.72%	(11.15)%	(2.34)%	(8.26)%

Average Stockholders' Equity to Average Assets	8.05%	6.93%	7.78%	7.22%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.28%	6.97%	8.01%	7.20%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $1.0 million, or 24.4%, to $5.1 million for the three months ended December 31, 2021, compared to $4.1 million for the same quarter last year. Net interest income increased $3.3 million, or 28.4%, to $14.9 million for the nine months ended December 31, 2021, compared to $11.6 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2021 and 2020. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended December 31,
	2021			2020
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$527,924	$5,379	4.08%	$462,562	$4,749	4.11%
Mortgage-backed securities	44,067	150	1.36%	55,048	192	1.40%
Investment securities(2)	41,644	109	1.05%	57,290	277	1.93%
Money market investments	73,868	27	0.15%	72,414	21	0.12%
Total interest-earning assets	687,503	5,665	3.30%	647,314	5,239	3.24%
Non-interest-earning assets	24,556			27,230
Total assets	$712,059			$674,544

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$52,646	$7	0.05%	$27,940	$8	0.11%
Savings and clubs	111,647	31	0.11%	111,268	67	0.24%
Money market	151,372	94	0.25%	131,284	152	0.46%
Certificates of deposit	156,379	342	0.87%	190,902	709	1.47%
Mortgagors deposits	3,259	2	0.24%	2,240	2	0.35%
Total deposits	475,303	476	0.40%	463,634	938	0.80%
Borrowed money	16,902	117	2.75%	41,822	162	1.54%
Total interest-bearing liabilities	492,205	593	0.48%	505,456	1,100	0.86%
Non-interest-bearing liabilities
Demand deposits	136,165			92,085
Other liabilities	26,384			30,241
Total liabilities	654,754			627,782
Stockholders' equity	57,305			46,762
Total liabilities and equity	$712,059			$674,544
Net interest income		$5,072			$4,139

Average interest rate spread			2.82%			2.37%

Net interest margin			2.95%			2.56%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2021			2020
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$503,782	$15,541	4.11%	$451,938	$13,804	4.07%
Mortgage-backed securities	46,903	552	1.57%	37,896	509	1.79%
Investment securities(2)	43,668	543	1.66%	50,234	716	1.90%
Money market investments	75,412	76	0.13%	88,422	70	0.11%
Total interest-earning assets	669,765	16,712	3.32%	628,490	15,099	3.20%
Non-interest-earning assets	25,649			28,996
Total assets	$695,414			$657,486

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$50,344	$21	0.06%	$27,134	$24	0.12%
Savings and clubs	111,865	93	0.11%	107,041	205	0.25%
Money market	147,043	270	0.24%	121,663	428	0.47%
Certificates of deposit	150,605	1,043	0.92%	195,461	2,387	1.62%
Mortgagors deposits	2,834	8	0.37%	2,333	4	0.23%
Total deposits	462,691	1,435	0.41%	453,632	3,048	0.89%
Borrowed money	25,184	389	2.05%	37,278	492	1.75%
Total interest-bearing liabilities	487,875	1,824	0.50%	490,910	3,540	0.96%
Non-interest-bearing liabilities
Demand deposits	125,806			89,330
Other liabilities	27,602			29,761
Total liabilities	641,283			610,001
Stockholders' equity	54,131			47,485
Total liabilities and equity	$695,414			$657,486
Net interest income		$14,888			$11,559

Average interest rate spread			2.82%			2.24%

Net interest margin			2.96%			2.45%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $0.5 million, or 9.6%, to $5.7 million for the three months ended December 31, 2021, compared to $5.2 million for the prior year quarter. For the nine months ended December 31, 2021, interest income increased $1.6 million, or 10.6%, to $16.7 million, compared to $15.1 million for the prior year period. Interest income on loans increased $0.7 million and $1.7 million for the three and nine months ended December 31, 2021, respectively, primarily due to an increase in average loan balances for the two comparative periods of $65.4 million, or 14.1%, and $51.9 million, or 11.5%, respectively. The increase in the loan portfolio was driven by a restructured lending team, funded by an increase in total deposits and supported by an increase in the Bank's total risk-based capital for the three and nine months ended December 31, 2021. Interest income on investment securities was lower due to a decrease in average balances and yields compared to the prior year periods.

Interest Expense

    Interest expense decreased $0.5 million, or 45.5%, to $0.6 million for the three months ended December 31, 2021, compared to $1.1 million for the prior year quarter. For the nine months ended December 31, 2021, interest expense decreased $1.7 million, or 48.6%, to $1.8 million, compared to $3.5 million for the prior year period. Interest expense on deposits decreased $0.4 million and $1.6 million for the three and nine months ended December 31, 2021, respectively, primarily due to a decrease in the average balances and rates paid on certificates of deposit. Interest expense on borrowings decreased $0.1 million for the three and nine months ended December 31, 2021, despite an increase in average rates, due to a decrease in average borrowings as the Bank paid down advances on its PPPLF at the Federal Reserve.

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

During the fourth quarter of fiscal 2020, we changed the impact rating of the economic factors (related to unemployment and inflation rate) and collateral factors from moderate to high across all loan categories. Additionally, the factors related to problem loans (including delinquency and credit quality) in the commercial real estate category were increased from moderate to high. These changes were made as a response to the ongoing and expected stressed economic environment resulting from the COVID-19 pandemic. During fiscal year 2021, we increased our qualitative factors due to the ongoing pandemic. In fiscal year 2022, we continue to maintain qualitative reserves at previous levels and lowered our risk from high to medium for improving economic factors, such as unemployment. The increase in the overall qualitative reserves quarter over quarter is related to the increase in our loan portfolio. These increases in reserves were offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period has improved for most of our loan categories. The Bank continues to maintain a $131 thousand unallocated reserve, or 2.4% of ALLL as of December 31, 2021.

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

The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2021 and 2020 and the fiscal year ended March 31, 2021:

$ in thousands	Nine Months Ended December 31, 2021	Fiscal Year Ended March 31, 2021	Nine Months Ended December 31, 2020
Beginning Balance	5,140	$4,946	$4,946
Less: Charge-offs	(223)	(78)	(76)
Add: Recoveries	103	372	367
Provision for (recovery of) loan losses	468	(100)	(99)
Ending Balance	$5,488	$5,140	$5,138

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	(0.03)%	0.06%	0.09%
Allowance to total loans	0.99%	1.06%	1.10%
Allowance to non-performing loans	70.65%	71.48%	68.72%

    The Company recorded a $192 thousand provision for loan loss for the three months ended December 31, 2021, compared to a $4 thousand provision for loan loss for the prior year quarter. Net charge-offs of $219 thousand were recognized during the third quarter, compared to net recoveries of $218 thousand for the prior year quarter. For the nine months ended December 31, 2021, the Company recorded a $468 thousand provision for loan loss, compared to a $99 thousand recovery of loan loss for the prior year period. Net charge-offs of $120 thousand were recognized for the nine months ended December 31, 2021, compared to net recoveries of $291 thousand in the prior year period.

At December 31, 2021, nonaccrual loans totaled $7.8 million, or 1.1% of total assets, compared to $7.2 million, or 1.1% of total assets at March 31, 2021. The ALLL was $5.5 million at December 31, 2021, which represents a ratio of the ALLL to nonaccrual loans of 70.6% compared to a ratio of 71.5% at March 31, 2021. The ratio of the allowance for loan losses to total loans was 0.99% at December 31, 2021, compared to 1.06% at March 31, 2021.

The Bank has received requests to modify loan terms to defer principal and/or interest payments from borrowers who are experiencing financial challenges due to the effects of COVID-19. The Bank has accommodated borrowers with short-term deferments for up to 3 or 4 months as requested or needed. Outside of borrowers with short-term deferments, the delinquency and non-performing assets have increased due to various reasons such as prolonged vacancy or inadequate cash flow that for some may have existed prior to COVID-19. Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals will continue to be considered current and not be reported as TDRs. As of December 31, 2021, the Bank had received a total of 71 applications for payment deferrals on approximately $72.6 million of loans. This total included 53 commercial loans totaling $66.8 million and 18 residential loans totaling $5.8 million. As of December 31, 2021, there were 6 loans remaining on deferment with outstanding principal balances totaling $7.8 million. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At December 31, 2021, loans classified as TDR totaled $7.3 million, of which $5.5 million were classified as performing. At March 31, 2021, loans classified as TDR totaled $7.5 million, of which $5.8 million were classified as performing.

    At December 31, 2021, non-performing assets totaled $7.8 million, or 1.1% of total assets compared to $7.2 million, or 1.1% of total assets at March 31, 2021.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,919	$3,500	$3,511	$3,524	$3,532
Multifamily	516	882	885	369	372
Commercial real estate	185	192	192	918	1,160
Business	2,091	2,148	2,211	2,290	2,413
Consumer	57	—	—	90	—
Total nonaccrual loans	7,768	6,722	6,799	7,191	7,477
Other non-performing assets (2):
Real estate owned	60	60	60	60	60
Total non-performing assets (3)	$7,828	$6,782	$6,859	$7,251	$7,537

Non-performing loans to total loans	1.41%	1.29%	1.39%	1.49%	1.60%
Non-performing assets to total assets	1.08%	0.96%	1.00%	1.07%	1.10%
Allowance to total loans	0.99%	1.06%	1.07%	1.06%	1.10%
Allowance to non-performing loans	70.65%	82.04%	76.69%	71.48%	68.72%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2021, there were $5.5 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2021, the Bank had $3.6 million in subprime loans, or 0.7% of its total loan portfolio, of which $1.0 million are non-performing loans.

Non-Interest Income

    Non-interest income increased $0.9 million to $1.8 million for the three months ended December 31, 2021, compared to $0.9 million for the prior year quarter. For the nine months ended December 31, 2021, non-interest income increased $2.0 million, or 43.5%, to $6.6 million, compared to $4.6 million for the prior year period. Other non-interest income for the current three month and nine months ended December 31, 2021 included $0.2 million and $1.8 million grant income recognized from the Bank's awards through the CDFI Fund's Bank Enterprise Award and Rapid Response Program, respectively. In addition, correspondent banking fees were $1.0 million and $1.8 million higher for the three and nine months ended December 31, 2021 compared to the prior year periods, respectively. The prior year period included $0.9 million gains recognized from the sales of securities as management restructured the Bank's investment portfolio to improve the overall yield.

Non-Interest Expense

    Non-interest expense decreased $0.3 million, or 4.8%, to $6.0 million for the three months ended December 31, 2021, compared to $6.3 million for the prior year quarter. Data processing costs were lower compared to the prior year periods as the Company was able to utilize flex credits received from conversion costs associated with the Bank's upgrade to a new core banking system. For the nine months ended December 31, 2021, non-interest expense increased $2.9 million, or 15.2%, to $22.0 million, compared to $19.1 million for the prior year period. Other non-interest expense for the current nine month period included a $2.1 million loss contingency accrual, and additional audit and legal fees related to a wire fraud matter that occurred during the first quarter of fiscal year 2022. The Bank has recovered approximately $896 thousand related to the wire fraud matter and issued a check to the depositor during the third quarter to return the funds recovered.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2021, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2021, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

Stockholders may experience dilution as a result of our current ATM Offering or future equity offerings.

In order to raise capital for general corporate purposes, we have offered, and may in the future offer, additional shares of our common stock or other securities convertible into or exchangeable for our common stock at a price per share that may be lower than the current price. In December 2021, the Company announced the launch of the ATM Offering. The Company may sell up to $20.0 million of common stock under the ATM Offering. For the three months ended December 31, 2021, the Company completed the sale of 100,401 shares of common stock at an average price of $9.84 under the ATM offering program. As of February 14, 2022, the ATM Offering has a remaining availability of approximately $19.0 million. If we sell additional shares of our common stock in the ATM Offering or another future offering, the Company stockholders will experience dilution in their ownership interest in the Company.

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
10.1	Sales Agreement by and between Carver Bancorp, Inc. and Piper Sandler & Co. as of December 14, 2021 (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2021 (unaudited) and March 31, 2021; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended December 31, 2021 and 2020 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and nine months ended December 31, 2021 and 2020 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on December 14, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	February 14, 2022	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2022	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)