Form 10-K
period 2022-03-31
CARVER BANCORP INC
filed 2022-07-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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

☐	Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company
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

As of July 13, 2022 there were 4,240,037 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2021 (based on the closing sales price of $17.80 per share of the registrant's common stock on September 30, 2021) was approximately $62,278,391.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders. (Part III)

CARVER BANCORP, INC.
2022 ANNUAL REPORT ON FORM 10-K

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

•the ability of the Company to obtain approval from the Federal Reserve Bank of Philadelphia (the “Federal Reserve Bank”) to distribute interest payments owed to the holders of the Company's subordinated debt securities;

•the limitations imposed on the Company which require, among other things, written approval of the Federal Reserve Bank prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock, and the effect on operations resulting from such limitations;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $735.3 million in assets and 107 employees as of March 31, 2022.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2022, this subsidiary had $267 thousand in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2022, CAC owned mortgage loans carried at approximately $6.7 million and total assets of $129.3 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. In accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 810, "Consolidations," the Trust is not consolidated with the Company for financial reporting purposes. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments on the Carver Statutory Trust I capital securities through September 2016. Such payments were made in September 2016. Debenture interest payments had been deferred beginning with the December 2016 payment, which is permissible under the terms of the Indenture for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the interest deferred from September 16, 2021 and the regular quarterly interest payment due on December 17, 2021. Subsequently, the Company made the regular quarterly interest payment on its outstanding debentures due on March 17, 2022 and June 17, 2022.

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

At the Market Offering

In 2021, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent.

Human Capital Resources

    At March 31, 2022, the Company had 107 employees, nearly all of whom are full-time and of which approximately 60% were female and 86% were minorities. The majority of our employees are based in New York. Our goal is to attract, develop, retain and plan for succession of key talent and executives to achieve strategic objectives. We are continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development.

We offer a comprehensive benefits program to our employees and design our compensation programs to attract, retain and motivate employees, as well as to align with Company performance. None of the Company's employees are a member of a collective bargaining agreement and we consider our relations with our employees to be good.

In response to the COVID-19 pandemic, we implemented significant operating environmental changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. This includes implementing a hybrid working model where our employees work in the office 2 to 3 times a week, simultaneously, continuing to implement safety measures for employees while on-site.

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

In recent years, Carver Federal has focused on the origination of commercial real estate loans extended primarily to multifamily, as well as owner-occupied and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis remains on effective portfolio management and monitoring of the commercial real estate and multifamily mortgage loans relative to the level of credit risk inherent in this market segment. In fiscal years 2019 and 2020, the Bank's recoveries on previously charged off loans exceeded its charge-offs to such an extent that additional provisions were not necessary. The provision recorded in fiscal year 2020 was primarily related to overdraft deposit charge-offs. During fiscal year 2021, Carver increased its qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, the Bank adjusted its qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment, stable interest rates and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio, partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. The Bank could be required to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. Additionally, Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio. Per the requirements of the Formal Agreement, the Bank has reduced its commercial real estate loan concentration as a percentage of risk-based capital to a level well below that mandated by its regulators.

    Loan Portfolio Composition. Total loans receivable increased $96.0 million, or 20.0%, to $576.5 million at March 31, 2022, compared to $480.5 million at March 31, 2021. Carver Federal's total loans receivable as a percentage of total assets increased to 78.4% at March 31, 2022, compared to 71.0% at March 31, 2021.

    The following is a summary of loans receivable, net of allowance for loan losses, as of:

	March 31, 2022		March 31, 2021		March 31, 2020		March 31, 2019		March 31, 2018
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$69,297	12.0%	$76,313	15.9%	$105,532	24.8%	$108,363	25.4%	$121,233	25.6%
Multifamily	160,800	27.9%	103,584	21.6	89,241	21.0	86,177	20.2	103,887	21.9
Commercial real estate	174,270	30.2%	150,114	31.2	141,761	33.3	130,812	30.7	141,835	29.9
Business	170,497	29.6%	148,020	30.8	85,425	20.1	96,430	22.6	102,004	21.5
Consumer and other (1)	1,623	0.3%	2,439	0.5	3,213	0.8	4,023	0.9	5,238	1.1
Total loans receivable	$576,487	100.0%	$480,470	100.0%	$425,172	100.0%	$425,805	100.0%	$474,197	100.0%

Unamortized premiums, deferred costs and fees, net	3,017		3,079		3,560		3,023		3,556

Allowance for loan losses	(5,624)		(5,140)		(4,946)		(4,646)		(5,126)
Total loans receivable, net	$573,880		$478,409		$423,786		$424,182		$472,627
(1)Includes personal loans

One-to-four Family Residential Lending. Carver Federal purchases first mortgage loans secured by one-to-four family properties that serve generally as the primary residence of the owner. The Bank purchased $11.3 million and $2.8 million of one-to-four family residential loans during fiscal years 2022 and 2021, respectively. Approximately 21.2% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2022 were adjustable rate and approximately 78.8% were fixed-rate. One-to-four family residential real estate loans decreased $7.0 million, or 9.2%, to $69.3 million at March 31, 2022, compared to $76.3 million at March 31, 2021.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. Loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2022, the Bank, through its sub-servicer, serviced $14.2 million in loans for FNMA and $341 thousand for other third parties. The Bank has recorded $162 thousand in related mortgage servicing rights.

The retention of adjustable-rate loans in Carver Federal's portfolio helps reduce Carver Federal's exposure to increases in prevailing market interest rates. However, there are credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest rate sensitivity is limited by periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds would tend to offset this effect to an extent as well.

The Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2022, the Bank had $3.3 million in subprime loans, or 0.6% of its total loan portfolio, of which $1.0 million are non-performing loans. No subprime loans were purchased during fiscal year 2022.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. The Bank purchased $15.1 million, $6.9 million and $7.0 million of multifamily loans during fiscal years 2022, 2021 and 2020, respectively. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio increased $57.2 million, or 55.2%, to $160.8 million in fiscal 2022, or 27.9% of Carver Federal's total loan portfolio at March 31, 2022.

In making multifamily real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower, when applicable. Carver Federal's multifamily real estate product guidelines generally require that the maximum loan-to-value ("LTV") at origination not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on multifamily real estate loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily real estate loans, which are predominantly adjustable rate loans that generally amortize on the basis of a 15-, 20-, 25-, or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms on a limited basis. Personal guarantees may be obtained for additional comfort and support to these borrowers.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a risk rating system for its loans.  All commercial loans, including multifamily real estate loans, are risk rated internally at the time of origination.  Management continually monitors all commercial loans in order to update risk ratings when necessary (see "Asset Classification and Allowance for Loan and Lease Losses" for additional information on asset classification and risk ratings). In addition, to assist the Bank in evaluating changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews and prepares a written report for a sample of our commercial loan relationships.  Accordingly, on a triannual basis, the independent loan review company i) reviews 70% to 75% of the average commercial loan portfolio, ii) this includes all new and renewed loans greater than $100,000, and iii) all criticized and classified loans. Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole, and regularly presented to Senior Management and the Bank's Asset Liability and Interest Rate Risk Committee for risk assessment and monitoring.

Commercial Real Estate Lending. Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes but predominantly commercial), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate ("CRE"). The Bank purchased $18.2 million, $6.3 million and $12.6 million of commercial real estate loans during fiscal years 2022, 2021 and 2020, respectively. Although Carver Federal has experienced favorable loss history associated with commercial real estate loans, these loans may entail additional risks compared with one-to-four family residential and multifamily lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property.

In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum LTV ratio on commercial real estate mortgage loans at origination is generally 75% based on the latest appraised fair market value of the mortgaged property. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on commercial real estate loans. The Bank also requires the assignment of rents associated with all tenant leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

At March 31, 2022, commercial real estate mortgage loans totaled $174.3 million, or 30.2% of the total loan portfolio. This balance reflects a year-over-year increase of $24.2 million, or 16.1%, as a result of organic loan originations and purchases.

The Bank offers 5-year terms for our commercial mortgages. At times, we can offer greater than 5 years for terms of up to 15 years and amortization schedules up to 25 years; however, the interest rate generally resets every 5 years. Interest rates currently offered by the Bank are adjusted at the beginning of each adjustment period and are mostly based upon a fixed spread above the FHLB-NY corresponding regular advance rate.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2022, loans to churches totaled $18.6 million, or 3.2% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches and generally provides permanent financing upon completion of construction. There are currently 21 church loans in the Bank's loan portfolio.

Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one-to-four family residential mortgage loans and standard commercial real estate transactions. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis to determine the church's ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance that generally includes the pastor at a minimum, depending on the church make-up. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. While asset quality in the church loan category historically has been one of the strongest asset classes, recent economic conditions have produced higher delinquencies in this portfolio during the early stages of the pandemic, but have since normalized or leveled off. While management believes that Carver Federal will remain a leading lender to churches in its market area, Carver Federal will continue to conduct disciplined underwriting and maintain focused portfolio management.

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio increased $22.5 million to $170.5 million, comprising 29.6% of the Bank's gross loan portfolio in fiscal 2022. This includes $17.9 million of PPP loans at March 31, 2022. The Bank purchased $5.6 million and $10.7 million business loans during fiscal years 2022 and 2021, respectively. In a strategic attempt to diversify the Bank's loan portfolio, Carver Federal demonstrated an emphasis on C&I lending, placing particular focus on organic loan growth through the financing of local entrepreneurs beginning in fiscal year 2018. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in educational, health care, personal services, light industrial and wholesale segments. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment, accounts receivable and inventory.

Consumer and Other Loans. At March 31, 2022, the Bank had $1.6 million in consumer and other loans, or 0.3%, of the Bank's gross loan portfolio, primarily comprised of $1.5 million of guaranteed graduate medical student loans purchased in fiscal 2017.

Consumer loans are not typically secured by collateral and therefore involve more risk than first mortgage loans and all other transactions. Collection of a delinquent loan is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by changes in employment, marital status, health and other personal financial factors. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, including claims and defenses that the borrower has against the seller of the underlying collateral, if applicable. In underwriting unsecured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan. The underwriting for secured credit cards only takes into consideration the value of the underlying collateral. See “Asset Quality-Non-performing Assets.”

Loan Processing. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in and telephone customers. Loans are originated by the Bank's personnel who receive a base salary, commissions and other incentive compensation. Real estate, business and unsecured loan applications are forwarded to the Bank's Lending Department for processing, and to the Credit Group for underwriting pursuant to standards established in Carver Federal's Loan Policy. The underwriting and loan processing for residential one-to-four family loans are performed by an outsourced third party loan originator using lending standards established by the Bank.

A commercial real estate loan application is completed for all multifamily and non-residential properties that the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history and the financial capacity of the applicant(s). Business loan applications are completed for all business loans. Most business loans are secured by real estate, personal guarantees, and/or guarantees by the United States Small Business Administration (“SBA”), as applicable, along with Uniform Commercial Code (“UCC”) lien filings. The loan approval process considers the credit history of the applicant, collateral, cash flow and purpose and stability of the business.

Upon receipt of a completed loan application from a prospective borrower, a credit report and other verifications are ordered to confirm specific information relating to the loan applicant's income and credit standing.  It is the Bank's policy to obtain an appraisal of the real estate intended to secure a proposed mortgage loan from an independent appraiser approved by the Bank, along with applicable appraisal reviews.

It is Carver Federal's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood zone or plain as designated by the Department of Housing and Urban Development, obtain flood insurance. Most borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, for mortgage payment escrows from which the Bank makes disbursements for items such as real estate taxes and hazard insurance. Written confirmation of the guarantee for SBA loans and evidence of the UCC filing is also required, as applicable.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. The Bank includes all outstanding debt and any unfunded commitments under contractually binding commitments for purposes of its legal limit calculation. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2022, the maximum loans-to-one-borrower under this test was $12.2 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $151.5 million in fiscal 2022 compared to $114.5 million in fiscal 2021. There were $50.1 million loan purchases during fiscal 2022 and $26.8 million purchases in fiscal 2021.

    The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2022		2021		2020
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$—	—%	$4,217	3.0%	$—	—%
Multifamily	42,237	20.9%	15,936	11.3%	14,363	21.0%
Commercial real estate	79,403	39.4%	48,334	34.2%	13,892	20.4%
Business	29,391	14.6%	45,643	32.3%	4,803	7.0%
Consumer and others (1)	508	0.3%	366	0.2%	394	0.6%
Total loans originated	151,539	75.1%	114,496	81.0%	33,452	49.0%
Loans purchased (2)	50,144	24.9%	26,814	19.0%	34,780	51.0%
Total loans originated and purchased	201,683	100.0%	141,310	100.0%	68,232	100.0%
Loans sold/participated (3)	(6,080)		—		(1,294)
Net additions to loan portfolio	$195,603		$141,310		$66,938
(1)Comprised of personal loans.
(2)Comprised of $11.3 million one-to-four family, $15.1 million multifamily, $18.2 million commercial real estate and $5.6 million business loans.
(3)Comprised of primarily multifamily and commercial real estate loans.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2022 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-15 Yrs	15+ Yrs.	Total
Gross loans receivable:
One-to-four family	$—	$205	$13,089	$56,003	$69,297
Multifamily	12,138	44,715	89,827	14,120	160,800
Commercial real estate	13,438	75,595	67,508	17,729	174,270
Business	17,015	60,701	83,694	9,087	170,497
Consumer	1,501	122	—	—	1,623
Total	$44,092	$181,338	$254,118	$96,939	$576,487

    The following table sets forth as of March 31, 2022, amounts in each loan category that are contractually due after March 31, 2023 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2023
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$54,591	$14,706	$69,297
Multifamily	47,990	100,672	148,662
Commercial real estate	64,887	95,945	160,832
Business	44,780	108,702	153,482
Consumer	122	—	122
Total	$212,370	$320,025	$532,395

Asset Quality

General. One of the Bank's key operating objectives continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, monitoring loan delinquencies and borrower workout arrangements, the Bank has been proactive in addressing problem loans and non-performing assets.

The underlying credit quality of the Bank's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the adequacy of the value of the collateral securing the loan. For non-owner occupied non-residential real estate and multifamily real estate loans, the borrower's ability to pay typically is dependent on rental income, which can be impacted primarily by vacancies and general market conditions. For owner-occupied one-to-four family loans, a borrowers' ability to pay typically is dependent primarily on employment and other sources of income. For owner occupied non-residential real estate, a borrower's ability to pay typically is dependent primarily on the success of the borrower's business. For all of the Bank's loans, a borrower's ability to pay is also impacted by general economic and other factors, such as unanticipated expenditures or changes in the financial markets. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, maintenance and collection or foreclosure delays. The COVID-19 pandemic has placed additional strains on the economy. The Company has made provisions in its allowance for loans and lease reserves to mitigate any future charge-offs that may be needed.

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are typically placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2022, loans classified as TDR totaled $6.9 million, of which $5.2 million were classified as performing.

    The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2022	2021	2020	2019	2018
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,892	$3,524	$3,582	$4,488	$4,561
Multifamily	515	369	375	3,214	964
Commercial real estate	4,601	918	—	476	502
Business	1,448	2,290	2,797	2,051	635
Consumer	25	90	22	65	—
Total nonaccrual loans	11,481	7,191	6,776	10,294	6,662

Other non-performing assets (2)
Real estate owned	60	60	120	404	1,145
Total other non-performing assets	60	60	120	404	1,145
Total non-performing assets (3)	$11,541	$7,251	$6,896	$10,698	$7,807

Nonaccrual loans to total loans	1.98%	1.49%	1.58%	2.40%	1.39%
Non-performing loans to total loans	1.98%	1.49%	1.58%	2.40%	1.39%
Non-performing assets to total assets	1.57%	1.07%	1.19%	1.90%	1.13%
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
(3)    Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $1.7 million at 2022, $1.8 million at 2021, $2.2 million at 2020, $3.2 million at 2019, and $1.9 million at 2018. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $5.2 million at 2022, $5.8 million at 2021, $1.7 million at 2020, $2.2 million at 2019, and $3.8 million at 2018.

At March 31, 2022, total non-performing assets increased by $4.2 million, or 57.5%, to $11.5 million, compared to $7.3 million at March 31, 2021, as a result of a $4.3 million increase in nonaccrual loans, year over year. Nonaccrual loans at March 31, 2022 consisted of fifteen one-to-four family, one multifamily, two commercial real estate, eight small business and SBA loans, and five consumer loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2022 includes real estate owned assets consisting of one foreclosed residential property. At March 31, 2022, Carver had 8 loans secured by one-to-four family residential real estate properties in the process of foreclosure with a total outstanding balance of $3.1 million.

Although we believe that substantially all risk elements at March 31, 2022 have been disclosed, other factors, including economic conditions and the conditions related to COVID-19, may cause borrowers to be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The Board has designated the Management Credit Review Committee for management to perform a review on a quarterly basis of the Bank's asset quality, determine and properly identify and monitor credit risk in the loan portfolio and determine that the Bank's allowance for loan and lease losses is proper and appropriate and submit their report to the Board for review. Carver Federal's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific loans as well as losses that have not been identified but can be expected to occur.  Further, management reviews the ratio of allowances to total loans and recommends adjustments to the level of allowances accordingly. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans.  The Asset Liability and Interest Rate Risk Committees of the Board establish policy relating to internal classification of loans and also provide input to the Credit Review Committee in its review of classified assets.  In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses at and for the years ended March 31:

$ in thousands	2022	2021	2020	2019	2018
Balance at beginning of year	$5,140	$4,946	$4,646	$5,126	$5,060
Less Charge-offs:
One-to-four family	—	—	(12)	(151)	(96)
Multifamily	—	—	—	(164)	(104)
Business	—	(24)	(69)	(964)	(81)
Consumer and other	(257)	(54)	(102)	(19)	(33)
Total Charge-offs	$(257)	$(78)	$(183)	$(1,298)	$(314)
Add Recoveries:
One-to-four family	13	88	302	190	—
Multifamily	—	—	—	158	131
Commercial real estate	—	—	—	—	20
Business	102	278	160	705	87
Consumer and other	23	6	2	35	7
Total Recoveries	$138	$372	$464	$1,088	$245
Net loans charged off	(119)	294	281	(210)	(69)
Provision for (recovery of) losses	603	(100)	19	(270)	135
Balance at end of year	$5,624	$5,140	$4,946	$4,646	$5,126

Ratios:
Net (charge-off) recovery to average loans outstanding:
One-to-four family	0.02%	0.10%	0.26%	0.03%	(0.07)%
Multifamily	—%	—%	—%	(0.01)%	0.03%
Commercial real estate	—%	—%	—%	—%	0.01%
Business	0.06%	0.23%	0.10%	(0.26)%	0.01%
Consumer and other	(11.55)%	(1.62)%	(2.68)%	0.34%	(0.33)%
Total loans	(0.02)%	0.06%	0.07%	(0.05)%	(0.01)%

Allowance to total loans	0.97%	1.06%	1.15%	1.08%	1.07%
Allowance to nonaccrual loans	48.99%	71.48%	72.99%	45.13%	76.94%

The following table allocates the allowance for loan losses by asset category at March 31:

	2022		2021		2020		2019		2018
$ in thousands	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL
One-to-four family	$731	13.0%	$1,058	20.6%	$1,055	21.3%	$1,274	27.4%	$1,210	23.6%
Multifamily	1,114	19.8%	880	17.1%	1,011	20.5%	885	19.1%	1,819	35.5%
Commercial real estate	1,157	20.6%	907	17.6%	812	16.4%	766	16.5%	1,052	20.5%
Business	2,497	44.4%	1,855	36.1%	1,567	31.7%	1,330	28.6%	1,003	19.5%
Consumer and other	123	2.2%	165	3.2%	212	4.3%	154	3.3%	18	0.4%
Unallocated	2	—%	275	5.4%	289	5.8%	237	5.1%	24	0.5%
Total Allowance	$5,624	100.0%	$5,140	100.0%	$4,946	100.0%	$4,646	100.0%	$5,126	100.0%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2022, the Bank had no securities classified as trading.  At March 31, 2022, $67.6 million, or 92.8% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $5.3 million, or 7.2%, were classified as held-to-maturity.

    The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2022, categorized by remaining period to contractual maturity:

	Due < 1 Year			Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$—	$—	—%	$—	$—	—%	$439	$448	2.93%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	—	—	—%	23,744	21,547	1.33%
Federal National Mortgage Association	—	—	—%	—	—	—%	—	—	—%	12,852	11,584	1.36%
Total mortgage-backed securities	—	—	—%	—	—	—%	—	—	—%	37,035	33,579	1.36%
U.S. Government Agency Securities	—	—	—%	—	—	—%	4,243	4,203	1.46%	9,621	9,582	1.27%
Corporate Bonds	—	—	—%	—	—	—%	—	—	—%	5,271	4,121	2.61%
Muni securities	—	—	—%	—	—		2,686	2,620	2.67%	15,055	13,148	5.74%
Asset-backed securities	347	343	1.06%	—	—	—%	—	—	—%	—	—	—%
Total available-for-sale	$347	$343	1.06%	$—	$—	—%	$6,929	$6,823	1.92%	$66,982	$60,430	2.39%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	—	—	—%	$139	$143	3.48%	$—	$—	—%	$342	$365	4.17%
Federal National Mortgage Association	2,498	2,507	2.37%	—	—	—%	2,219	2,205	2.50%	56	56	—%
Total held-to-maturity	$2,498	$2,507	2.37%	$139	$143	3.48%	$2,219	$2,205	2.50%	$398	$421	3.58%

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

Mortgage-backed securities constituted 5.3% of total assets at March 31, 2022, compared to 7.6% at March 31, 2021. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA mortgage-backed securities and FHLMC mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2022, constituted $680 thousand, or 1.8%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at March 31, 2022.

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

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2022, Carver had a total of $64.2 million in brokered deposits, compared to $73.4 million as of March 31, 2021.

    As of March 31, 2022, the Bank has $46.4 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $43.2 million as of March 31, 2021. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the interest deferred from September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. Subsequently, the Company made the regular quarterly interest payments on its outstanding debentures due on March 17, 2022. The interest rate was 4.0% at March 31, 2022 and June 17, 2022.

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

REGULATION AND SUPERVISION

Enforcement Actions

On May 24, 2016, the Bank entered into a formal agreement (the "Formal Agreement") with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Current Report on Form 8-K as filed with the SEC on May 27, 2016. As a result of the Formal Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359.

As a result of the Formal Agreement, the OCC established higher minimum capital requirements for the Bank. For further information with respect to the Individual Minimum Capital Ratios (“IMCR”), effective June 29, 2016, refer to “Capital and Liquidity - Carver Federal’s Capital Position.”

The Company is subject to similar requirements as the Bank. The Company must provide notice to the FRB prior to affecting any change in its directors or senior executive officers. The Company is also subject to the restrictions on golden parachute and indemnification payments, as set forth in 12 C.F.R. Part 359. Written approval of the Federal Reserve Bank is required prior to: (1) the declaration or payment of dividends by the Company to its stockholders, (2) the declaration or payment of dividends by the Bank to the Company, (3) any distributions of interest or principal by the Company on subordinated debentures or trust preferred securities, (4) any purchases or redemptions of the Company’s stock and (5) the Company incurring, increasing or guaranteeing certain long-term debt outside the ordinary course of business. These limitations could affect our operations and financial performance.

General

The Bank is subject to extensive regulation, examination and supervision by its primary regulator, the OCC. The Bank's deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund. The Bank is a member of the FHLB-NY. The Bank must file reports with the OCC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The Company, as a unitary savings and loan holding company, is subject to regulation, examination and supervision by the FRB and is required to file certain reports with, and otherwise comply with, the rules and regulations of the FRB and of the SEC under the federal securities laws. The OCC periodically performs safety and soundness examinations of the Bank and tests compliance with various regulatory requirements. The OCC has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

Under OCC regulations, a federally chartered savings bank is treated as well-capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its common equity Tier 1 capital ratio is 6.5% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions as they deem necessary.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, required that the OCC and other federal banking agencies revise their risk-based capital standards to ensure that the standards take into account interest rate risk ("IRR") concentration of risk and the risks of non-traditional activities.  The OCC monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value ("NPV").  NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth.  The OCC has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions.  In addition, OCC Bulletin 2010-1 provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OCC, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OCC regarding NPV analysis.

Carver Federal's Capital Position. Federal regulations require depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. Federal savings banks must also meet a tangible capital ratio of 1.5%.

For purposes of the regulatory capital requirements, a higher risk weight (150%) is assigned to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. Unrealized gains and losses on certain “available-for-sale” securities holdings are required to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Carver Federal has chosen to opt-out and, therefore, does not include accumulated other comprehensive income (AOCI) in its regulatory capital determinations. Additional constraints are also imposed on the inclusion in regulatory capital of certain mortgage-servicing assets, deferred tax assets and minority interests. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Legislation enacted in May 2018 required the federal banking agencies, including the OCC, to establish for qualifying institutions with assets of less than $10 billion a “community bank leverage ratio” that ranges between 8 to 10% of consolidated assets. Institutions with capital complying with the ratio and otherwise meeting the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Such institutions are also considered "well-capitalized" for prompt corrective action purposes.

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was temporarily lowered to 8% for 2020. Another rule was issued to increase the ratio to 8.5% for calendar year 2021 and to 9% thereafter. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of March 31, 2022, the Bank has not opted into the alternative framework.

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and are consistent with Carver Federal’s risk profile. The IMCR established by the OCC on June 29, 2016, as a result of the previously described Formal Agreement, requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2022, Carver Federal exceeded the capital regulatory requirements and its IMCR requirements with a common equity Tier 1 ratio of 13.75%, Tier 1 leverage ratio of 10.45%, total risk-based capital ratio of 14.78% and a Tier 1 risk-based capital ratio of 13.75%.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2022, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $12.2 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2022, the Bank maintained approximately 98% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

Community Reinvestment.  Under the CRA, as amended, as implemented by OCC regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA does, however, require the OCC, in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination conducted in March 2022.

Regulations require that Carver Federal publicly disclose certain agreements that are in fulfillment of the CRA.  The Company has no such agreements in place at this time.

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

Transactions with Related Parties.  The Bank's authority to engage in transactions with its “affiliates” is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act.  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  Additionally, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital.  Collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank.  In addition, OCC regulations prohibit a savings bank from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits were $432 thousand and there was one related party loan totaling $30 thousand at March 31, 2022.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2022, Carver paid $216 thousand in regulatory assessments.

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

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. For fiscal 2022, Carver paid $363 thousand in FDIC insurance.

Anti-Money Laundering and Customer Identification

The Bank is subject to federal regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”).  The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act ("BSA"), Title III of the USA PATRIOT Act took measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the United States Commodity Exchange Act of 1936, as amended.

Title III of the USA PATRIOT Act and the related federal regulations imposed the following requirements with respect to financial institutions:

•Establish a Board approved policy and perform a risk assessment of BSA, Anti-Money Laundering and Office of Foreign Assets Control;

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the eleven regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2022 of $584 thousand.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $26 thousand and $33 thousand for fiscal years 2022 and 2021, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2022 was 4.75%.

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

The GLB restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan holding companies in existence or with applications filed with the regulator on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for financial holding companies and certain other activities specified by FRB regulations. GLB also prohibits nonfinancial companies from acquiring grandfathered unitary savings and loan holding companies.

Restrictions Applicable to All Savings and Loan Holding Companies.  Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, from acquiring:

(1)control (as defined under the HOLA), of another savings institution (or a holding company parent) without prior FRB approval;

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

The FRB has promulgated consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions, including a community bank leverage ratio alternative. However, holding companies with less than $3.0 billion of consolidated assets, such as the Company, are generally not subject to consolidated capital requirements unless otherwise advised by the FRB.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructurings and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, with an extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract would accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period was subsequently extended several times by administrative action..

•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance could be granted for up to 30 days, with an extension for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multifamily borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance. Federal mortgage backing agencies have extended this program.

The Paycheck Protection Program

The Paycheck Protection Program (“PPP”), established as part of the CARES Act, provided 100% federally guaranteed loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program for amounts up to 2.5 times the average monthly “payroll costs” of the business. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses, including, but not limited to, mortgage interest, rent and utilities. In May 2021, the SBA announced that PPP funding has been exhausted and the SBA stopped accepting new PPP loan applications.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank currently file a consolidated federal income tax return on the basis of a taxable year ending March 31 using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including in particular the Bank's tax reserve for bad debts. The Bank has a subsidiary which files a REIT tax return which reports its income for tax purposes on the basis of a taxable year ending

December 31. The REIT does not join in the consolidated return and it pays tax on its undistributed taxable income. The REIT has and intends to continue to distribute its taxable income and therefore not pay tax at the REIT level. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

In December 2017, "The Tax Cuts and Jobs Act" was signed into law. At March 31, 2018, the Company made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate.  The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $0.3 million for alternative minimum tax credits which, under the new tax law, are refundable.  As of March 31, 2022, the Company has a pending AMT credit refund of $143 thousand, related to the AMT credits, from its filed fiscal year 2020 federal tax return.
State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on capital allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2022. In addition, New York State imposes a tax surcharge of 30% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2022, the New York State franchise tax rate computed on capital was 0.1875%.

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on capital allocated to New York City.  For fiscal 2022, the New York City banking corporation tax rate computed on capital is 0.15%.

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

Risks Related to Lending Activities

Our loan portfolio exhibits a high degree of risk.

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $174.3 million, or 30.2% of our loan portfolio at March 31, 2022. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

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

    The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2022, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 10.45%, Common Equity Tier 1 capital ratio of 13.75%, Tier 1 risk-based capital ratio of 13.75%, and a total risk-based capital ratio of 14.78%.

There can be no assurance that our regulator will approve payment of our deferred interest on our outstanding trust preferred securities.

    Carver is a unitary savings and loan association holding company regulated by the FRB and almost all of its operating assets are owned by Carver Federal. Carver relies primarily on dividends from the Bank to pay cash dividends to its stockholders, and to engage in share repurchase programs. The OCC regulates all capital distributions, including dividend payments, by the Bank to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in the Bank’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement, the Bank is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended its regular quarterly cash dividend to the Company. There are no assurances that dividend payments to the Company will resume.

    Debenture interest payments on the Carver Statutory Trust I capital securities had been deferred, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company was prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make the debenture interest payments. Quarterly interest payments are now current, up to and including the most recent one, which was due on June 17, 2022. However, there can be no assurance that our regulators will approve future payments on our outstanding trust preferred securities.

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

At March 31, 2022, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.  Over the past several months: (1) Russia declared war on Ukraine, (2) the annual inflation rate for the United States reached 8.6% for the twelve-month period ended May 31, 2022 (the largest annual increase since December 1981) and (3) as of June 14, 2022, the national average gas price hit a record high. As of that date, the national average price for a gallon of gas was $5.01, the highest number ever recorded. Additionally, COVID-19 has impacted businesses in New York more severely than in the rest of the nation, according to a report from the Office of the New York State Comptroller. Since the U.S. Census Bureau began collecting and reporting data through the Small Business Pulse Survey, New York’s small businesses have consistently reported experiencing a negative effect from the pandemic at rates that exceed the national average. Consequently, deterioration in economic conditions in the New York metropolitan area, including the continued out-sized negative impact of COVID-19 in the New York metropolitan area, could have a material adverse impact on the quality of the Bank's loan portfolio, which could result in increased delinquencies, decreased interest income results as well as an adverse impact on loan loss experience with probable increased allowance for loan losses. Such deterioration also could adversely impact the demand for products and services, and, accordingly, further negatively affect results of operations.

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

Risks Related to the COVID-19 Outbreak

The economic impact of the COVID-19 outbreak could adversely impact our financial condition and results of operations

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments had ordered non-essential businesses to close and residents to shelter in place at home. This resulted in an unprecedented slow-down in economic activity, a related increase in unemployment and a significant decline in the value of the stock market, and in particular, bank stocks. In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes declined to historic lows. Various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies encouraged financial institutions to prudently work with affected borrowers and passed legislation provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries were particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The spread of the coronavirus has caused the Company to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

Given the ongoing and dynamic nature of the circumstances, it was difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact is dependent upon future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy would reopen.

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. From an interest rate risk perspective, for many years the Company was liability sensitive, which indicated that liabilities were generally re-pricing faster than assets. For the past several years, Carver has been asset sensitive, which indicates that assets generally re-price faster than liabilities. In a rising rate environment, asset sensitivity is preferable as it results in improvement to our net interest margin.

In response to improving economic conditions, the Federal Open Market Committee ("FOMC") had slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the target range of 2.25% - 2.50% that was in effect at March 31, 2019. However, as the result of the COVID-19 pandemic and the related adverse local and economic consequences, the target range was decreased to the range of 0.00% - 0.25% at March 31, 2020.  Citing strong job gains, a falling unemployment rate and "elevated" inflation, the Federal Reserve approved the first interest rate hike in more than three years on March 16, 2022, increasing the target range to 0.25% - 0.50%. On May 5, 2022, the FOMC voted approval for a 50 basis-point increase in the primary credit rate up to 1.00%. In their most recent meeting in June 2022, the FOMC approved a 75 basis-point increase to 1.75%, which was the first 0.75% rate hike issued by the FOMC since 1994.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. A rising rate environment can also negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. In addition, changes in interest rates can affect the average life of loans and securities. For example, a reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining rate environment.

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

The U.S. dollar-denominated London Interbank Offered Rate ("LIBOR") is used to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products, making it a primary metric in the global banking system. The U.K. Financial Conduct Authority ("FCA") has determined that LIBOR should no longer be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR. ARRC, comprised of a group of large domestic banks and regulators, has voted to use a benchmark, known as the Secured Overnight Financing Rate ("SOFR"). SOFR is based on short-term loans backed by Treasury securities, known as repurchase agreements or "repo" trades. ARRC has announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage adoption of SOFR. As of March 31, 2022, we have exposure to approximately $16.1 million of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR and the transition to SOFR will have any material impact on these instruments.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $23.9 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $23.9 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

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

The computer systems and network infrastructure Carver and its third-party service providers use has been, and in the future, could be vulnerable to unforeseen problems. Carver’s operations are dependent upon its ability to protect its computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in Carver’s operations could have a material adverse effect on its financial condition and results of operations. Computer break-ins, phishing and other disruptions may occur, and in infrequent cases have occurred, and could jeopardize the security of information stored in and transmitted through Carver’s computer systems and network infrastructure, which may result in significant liability to Carver and may cause existing and potential customers to refrain from doing business with Carver. Although Carver, with the help of third-party service providers, intends to continue to implement security technology and establish operational procedures designed to prevent such damage, its security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms Carver and its third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on Carver’s financial condition and results of operations.

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

Risks Related to Future Stock Issuances

We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2022, we had 4,216,815 shares of common stock outstanding. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. In 2021, we entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in one or more “at the market offerings.” As of March 31, 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent. In the future, we may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

A future issuance of stock could dilute the value of our common stock.

We may sell additional shares of common stock, or securities convertible into or exchangeable for such shares, in subsequent public or private offerings. As of March 31, 2022, there were 4,216,815 shares of our common stock outstanding. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock. We cannot predict the size of future issuances of our common stock, or securities convertible into or exchangeable for such shares, or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

    Not Applicable.

ITEM 2.PROPERTIES.

    The Bank currently conducts its business through one administrative office and seven branches (including the Harlem West 125th Street Main branch) and four separate ATM locations. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2022.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2026
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2026
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2024
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2022
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2023

ATM Centers
Fulton Street	1950 Fulton Street	Brooklyn, NY	2005	Leased	1/2023

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2024
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	3/2023
Brooklyn Navy Yard	141-07 Flushing Avenue	Brooklyn, NY	2019	Leased	10/2023

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028

ITEM 3.LEGAL PROCEEDINGS

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2022, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

ITEM 4.MINE SAFETY DISCLOSURES.

    Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “CARV". At March 31, 2022, there were 4,216,815 shares of common stock outstanding, held by approximately 512 stockholders of record.

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2022, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased pursuant to the stock repurchase program during fiscal 2022. As a result of the Company's participation in the TARP CDCI, the Treasury's prior approval was required to make further repurchases. The Treasury converted its preferred stock into common stock, which the Treasury continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the Treasury for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of this date, the Company is not bound by the TARP CDCI restrictions as the Treasury is no longer a common stockholder of the Company.

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

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

Carver concluded fiscal 2022 with a net loss of $0.8 million compared to net loss of $3.9 million for the prior year period. The change in our results of operations was primarily driven by increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Goods and services saw rapid growth in May and there was a large rise in food and energy prices. Additionally, the Federal Reserve has increased the federal funds rate, and will likely continue to increase the federal funds rate in order to bring down inflation that is at a 40-year high.

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

At the Market Offering

In 2021, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent.

SELECTED FINANCIAL DATA

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2022	2021	2020	2019	2018
Selected Financial Condition Data:
Assets	$735,314	$676,748	$578,770	$563,713	$693,910
Total loans receivable, net	573,880	478,409	423,786	424,182	472,627
Investment securities	72,850	94,314	75,980	90,982	72,784
Cash and cash equivalents	61,018	75,591	47,540	31,228	134,558
Deposits	628,117	556,559	488,815	480,196	586,883
Advances from the FHLB-NY and other borrowed money	15,949	37,222	13,573	21,403	38,403
Equity	55,087	52,301	48,894	47,136	51,971
Number of deposit accounts	29,950	33,400	30,496	31,447	31,972
Number of branches	7	7	7	8	9

Operating Data:
Interest income	22,865	20,307	21,627	23,230	24,359
Interest expense	2,399	4,420	5,631	6,141	5,280
Net interest income before provision for (recovery of) loan losses	20,466	15,887	15,996	17,089	19,079
Provision for (recovery of) loan losses	603	(100)	19	(270)	135
Net interest income after provision for (recovery of) loan losses	19,863	15,987	15,977	17,359	18,944
Non-interest income	7,354	6,198	3,739	4,649	14,359
Non-interest expense	28,064	26,081	25,139	27,944	27,982
(Loss) income before income tax (benefit) expense	(847)	(3,896)	(5,423)	(5,936)	5,321
Income tax (benefit) expense	—	—	—	—	(33)
Net (loss) income attributable to Carver Bancorp, Inc.	(847)	(3,896)	(5,423)	(5,936)	5,354
Basic (loss) earnings per common share	(0.24)	(1.14)	(1.47)	(1.60)	0.58
Diluted (loss) earnings per common share	(0.24)	(1.14)	(1.47)	(1.60)	0.58

Selected Statistical Data:
Return on average assets (1)	(0.12)%	(0.58)%	(0.95)%	(0.96)%	0.81%
Return on average stockholders' equity (2) (10)	(1.54)%	(8.24)%	(10.51)%	(12.93)%	11.17%
Return on average stockholders' equity, excluding AOCI (2) (10)	(1.49)%	(8.25)%	(10.52)%	(12.31)%	10.77%
Net interest margin (3)	3.01%	2.49%	2.95%	2.80%	2.94%
Average interest rate spread (4)	2.88%	2.30%	2.69%	2.57%	2.78%
Efficiency ratio (5)	100.88%	118.09%	127.38%	128.55%	83.68%
Operating expense to average assets (6)	3.98%	3.91%	4.39%	4.51%	4.23%
Average stockholders' equity to average assets (7) (10)	7.77%	7.09%	9.00%	7.41%	7.24%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	8.05%	7.08%	9.00%	7.79%	7.51%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.57%	1.07%	1.19%	1.90%	1.13%
Non-performing loans to total loans receivable (9)	1.98%	1.49%	1.58%	2.40%	1.39%
Allowance for loan losses to total loans, excluding PPP loans	1.00%	1.15%	1.15%	1.08%	1.07%
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
(9)Non-performing assets consist of nonaccrual loans and real estate owned.
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

$ in thousands	2022	2021	2020	2019	2018
Average Stockholders' Equity
Average Stockholders' Equity	$54,858	$47,306	$51,609	$45,920	$47,943
Average AOCI	(1,940)	57	43	(2,315)	(1,779)
Average Stockholders' Equity, excluding AOCI	$56,798	$47,249	$51,566	$48,235	$49,722

Return on Average Stockholders' Equity	(1.54)%	(8.24)%	(10.51)%	(12.93)%	11.17%
Return on Average Stockholders' Equity, excluding AOCI	(1.49)%	(8.25)%	(10.52)%	(12.31)%	10.77%

Average Stockholders' Equity to Average Assets	7.77%	7.09%	9.00%	7.41%	7.24%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.05%	7.08%	9.00%	7.79%	7.51%

Critical Accounting Estimates

Various elements of accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses is the most critical accounting policies.  These policies are important to the presentation of Carver's financial condition and results of operations, and involve a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan and Lease Losses

The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Citing strong job gains, the Federal Reserve approved the first interest rate hike in more than three years on March 16, 2022 and has intimated that rate hikes will continue the remainder of the year. A rising rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.

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

All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment in accordance with ASC Subtopic 310-10. Loans rated Substandard have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are inadequately protected by the current sound worth, paying capacity of the obligor, or of the collateral pledged, if any. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans rated Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Carver also performs impairment analysis for all TDRs.  If it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired.  Loans determined to be impaired are evaluated to determine the amount of impairment based on one of the three measurement methods noted above.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

Financial institutions were not required to comply with ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets, from the enactment date of the CARES Act until the earlier of the end of the President's declaration of a National Emergency or December 31, 2020. The new methodology requirements, know as the current expected credit loss model ("CECL"), will require entities to adopt an impairment model based on expected losses, rather than incurred losses. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. For smaller reporting companies, as defined by the SEC, the FASB further extended the CECL implementation date. The new effective date is for fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024), including interim periods within those fiscal years.

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

The economic environment is uncertain regarding long-term interest rate trends. Management monitors the Company's cumulative gap position, which is the difference between the sensitivity to rate changes on the Company's interest-earning assets and interest-bearing liabilities.  In addition, the Company uses various tools to monitor and manage interest rate risk, such as a model that projects net interest income based on increasing or decreasing interest rates.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, the Company had a positive one-year gap equal to 6.57% of total rate sensitive assets at March 31, 2022.  As a result, the Company's net interest income may be positively affected by rising interest rates and may be negatively affected by falling interest rates.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of the Company as of March 31, 2022.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Company's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing	Total
Rate Sensitive Assets:
Loans	$42,470	$70,633	$143,625	$116,816	$154,729	$50,007	$—	$578,280
Short-term investments	57,587	—	—	—	—	—	—	57,587
Long-term investments	1,330	6,899	8,972	7,381	15,571	32,117	—	72,270
Other assets	—	—	—	—	—	—	27,177	27,177
Total assets	$101,387	$77,532	$152,597	$124,197	$170,300	$82,124	$27,177	$735,314

Rate Sensitive Liabilities:
Non-maturity deposits	$4,415	$12,976	$32,712	$30,165	$65,723	$342,921	$—	$488,912
Term deposits	45,530	69,499	19,844	4,332	50	—	—	139,255
Borrowings	—	—	—	1,000	—	—	—	1,000
Other liabilities	—	—	—	—	—	—	51,060	51,060
Equity	—	—	—	—	—	—	55,087	55,087
Total liabilities and equity	$49,945	$82,475	$52,556	$35,497	$65,773	$342,921	$106,147	$735,314

Interest sensitivity gap	$51,442	$(4,943)	$100,041	$88,700	$104,527	$(260,797)	$(78,970)	$—

Cumulative interest sensitivity gap	$51,442	$46,499	$146,540	$235,240	$339,767	$78,970	$—	$—

Ratio of cumulative gap to total rate sensitive assets	7.26%	6.57%	20.69%	33.22%	47.98%	11.15%	—	—
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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. At March 31, 2022, the Company did not report any holdings in financial derivative contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2022, is an analysis of the Company's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +400/-200 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Company's current capital position.

$ in thousands	Economic Value of Equity
Change in Rate	$ Amount	$ Change	% Change
+400 bps	101,000	26,000	34.7%
+300 bps	98,000	23,000	30.7%
+200 bps	94,000	19,000	25.3%
+100 bps	87,000	12,000	16.0%
0 bps	75,000
-100 bps	58,000	(17,000)	(22.7)%
-200 bps	34,000	(41,000)	(54.7)%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in EVE requires the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and may differ from actual results.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2022, 2021, and 2020.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2022			2021			2020
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$516,687	$21,335	4.13%	$456,112	$18,552	4.07%	$423,454	$18,959	4.48%
Mortgage-backed securities	45,371	710	1.56%	41,513	708	1.71%	49,407	1,230	2.49%
Investment securities	42,278	714	1.69%	50,727	953	1.88%	37,717	868	2.30%
Other investments	75,833	106	0.14%	90,857	94	0.10%	32,364	570	1.76%
Total interest-earning assets	680,169	22,865	3.36%	639,209	20,307	3.18%	542,942	21,627	3.99%
Non-interest-earning assets	25,526			27,704			30,207
Total assets	$705,695			$666,913			$573,149

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$53,180	$30	0.06%	$37,313	$30	0.08%	$23,765	$29	0.12%
Savings and clubs	112,094	123	0.11%	107,820	235	0.22%	97,453	256	0.26%
Money market	155,719	378	0.24%	125,867	525	0.42%	100,796	533	0.53%
Certificates of deposit	152,803	1,349	0.88%	192,637	2,974	1.54%	188,285	3,799	2.02%
Mortgagors deposits	2,786	10	0.36%	2,257	6	0.27%	2,219	23	1.04%
Total deposits	476,582	1,890	0.40%	465,894	3,770	0.81%	412,518	4,640	1.12%
Borrowed money	22,923	509	2.22%	38,005	650	1.71%	21,600	991	4.59%
Total interest-bearing liabilities	499,505	2,399	0.48%	503,899	4,420	0.88%	434,118	5,631	1.30%
Non-interest-bearing liabilities:
Demand deposits	123,493			85,890			58,548
Other liabilities	27,839			29,818			28,874
Total liabilities	650,837			619,607			521,540
Stockholders' equity	54,858			47,306			51,609
Total liabilities & equity	$705,695			$666,913			$573,149
Net interest income		$20,466			$15,887			$15,996

Average interest rate spread			2.88%			2.30%			2.69%

Net interest margin			3.01%			2.49%			2.95%

Ratio of average interest-earning assets to interest-bearing liabilities			136.17%			126.85%			125.07%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Company's interest income and expense during the fiscal years ended March 31, 2022, 2021, and 2020 (in thousands). For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2022 vs. 2021 Increase (Decrease) due to			2021 vs. 2020 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$2,464	$319	$2,783	$1,463	$(1,870)	$(407)
Mortgage-backed securities	66	(64)	2	(196)	(326)	(522)
Investment securities	(159)	(80)	(239)	299	(214)	85
Other investments	(16)	28	12	1,031	(1,507)	(476)
Total interest-earning assets	2,355	203	2,558	2,597	(3,917)	(1,320)

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	13	(13)	—	17	(16)	1
Savings and clubs	9	(121)	(112)	27	(48)	(21)
Money market savings	125	(272)	(147)	132	(140)	(8)
Certificates of deposit	(615)	(1,010)	(1,625)	88	(913)	(825)
Mortgagors deposits	2	2	4	—	(17)	(17)
Total deposits	(466)	(1,414)	(1,880)	264	(1,134)	(870)
Borrowed money	(258)	117	(141)	753	(1,094)	(341)
Total interest-bearing liabilities	(724)	(1,297)	(2,021)	1,017	(2,228)	(1,211)

Net change in net interest income	$3,079	$1,500	$4,579	$1,580	$(1,689)	$(109)

Comparison of Financial Condition at March 31, 2022 and 2021

Assets

At March 31, 2022, total assets were $735.3 million, reflecting an increase of $58.6 million, or 8.7%, from total assets of $676.7 million at March 31, 2021. The increase was primarily attributable to a $95.5 million increase in the Bank's net loan portfolio, partially offset by decreases of $21.4 million in the investment portfolio and $14.6 million in cash and cash equivalents.

Total cash and cash equivalents decreased $14.6 million, or 19.3%, from $75.6 million at March 31, 2021 to $61.0 million at March 31, 2022. The decrease in cash was primarily due to the funding of net loan activity and repayment of advances on the PPPLF. In addition, the Company made a payment of approximately $3.2 million to settle deferred interest on the subordinated debt associated with its trust preferred securities during the first quarter of the fiscal year. These cash outflows were partially offset by an increase in total deposits and paydowns received on investment securities.

    Total investment securities decreased $21.4 million, or 22.7%, to $72.9 million at March 31, 2022, compared to $94.3 million at March 31, 2021 due to scheduled principal payments received, and early payoffs of a $1.7 million mortgage-backed security in the held-to-maturity portfolio during the first quarter of the fiscal year, and a $2.5 million asset-backed security in the available-for-sale portfolio during the second quarter of the fiscal year.

    Gross portfolio loans increased $96.0 million to $579.5 million at March 31, 2022, compared to $483.5 million at March 31, 2021, primarily due to loan pool purchases of $50.1 million and new loan originations of $151.5 million, of which $14.9 million were part of the SBA's PPP. The new volume was partially offset by attrition and payoffs of $99.5 million and loans participated of $6.1 million.

Liabilities and Equity

Liabilities

    Total liabilities increased $55.8 million, or 8.9%, to $680.2 million at March 31, 2022, compared to $624.4 million at March 31, 2021, primarily due to increases in total deposits, partially offset by a decrease in other borrowings related to the PPP.

    Deposits increased $71.5 million, or 12.8%, to $628.1 million at March 31, 2022, compared to $556.6 million at March 31, 2021, due primarily to PPP loan funds deposited by the program borrowers into their accounts at the Bank (a majority of which have been retained as new customers) and new deposit account relationships established as the Bank continued to expand its digital online account openings into nine states across the Northeast and Washington D.C. As of March 31, 2022 and 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $187.4 million and $104.4 million, respectively. These uninsured balances disclosed do not consider that FDIC insurance can be further extended by claimant within certain law firm deposit accounts. In addition, as of March 31, 2022, the aggregate amount of all our uninsured certificates of deposit was $36.9 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. See Note 8 to Consolidated Financial Statements for additional information on our deposits.

    Advances from the FHLB-NY and other borrowed money decreased $21.3 million to $15.9 million at March 31, 2022, compared to $37.2 million at March 31, 2021. The Bank paid down $23.7 million of its PPPLF at the Federal Reserve as it continued to receive forgiveness payments from the SBA on the PPP loan portfolio. The Company borrowed $2.5 million in low-rate unsecured loans from third parties to finance eligible loans offered through the Bank's community investment initiatives loan program. At March 31, 2022, the Bank had no outstanding borrowings from the FHLB-NY.

Other liabilities increased $7.1 million to $21.8 million at March 31, 2022, compared to $14.7 million at March 31, 2021 due to an increase in retail liabilities, primarily attributed to an outstanding teller check at March 31, 2022.

Equity

Total equity increased $2.8 million, or 5.4%, to $55.1 million at March 31, 2022, compared to $52.3 million at March 31, 2021. The increase was primarily due to $4.0 million raised in net proceeds from the issuance of preferred stock during the second quarter. During fiscal year 2022, a series of transfers was effected to convert $3.8 million Series D Preferred Stock into common stock, resulting in a transfer between preferred shares and paid in capital. These conversions had no impact on the Company's total capital. The Company also raised approximately $3.0 million in net proceeds through the sale of common stock under the ATM offering during the third and fourth quarters of fiscal year 2022. These were partially offset by an increase of $3.5 million in unrealized losses on securities available-for-sale and a net loss of $0.8 million for the fiscal year.

Comparison of Operating Results for the Years Ended March 31, 2022 and 2021

Net Loss

    The Company reported a net loss of $0.8 million for fiscal year 2022, compared to net loss of $3.9 million for the prior year period. The change in our results was primarily driven by increases in net interest income and non-interest income, partially offset by an increase in non-interest expense and a provision for loan loss compared to a recovery of loan loss in the prior fiscal year.

Net Interest Income

    Net interest income increased $4.6 million, or 28.9%, to $20.5 million for fiscal year 2022, compared to $15.9 million for the prior year period. The increase was attributable to a $2.6 million increase in interest income and $2.0 million decrease in interest expense for the period.

    Interest income increased $2.6 million, or 12.8%, to $22.9 million, compared to $20.3 million for the prior year period. Interest income on loans increased $2.7 million, or 14.5%, primarily due to a $60.6 million, or 13.3%, increase in average loan balances coupled with an increase in the average yield on the portfolio of 6 basis points. The increase in the loan portfolio was driven by a restructured lending team and funded by an increase in total deposits. Interest income on investment securities decreased $0.3 million, or 30.0%, due to a decrease in average balances and yields compared to the prior fiscal year.

    Interest expense decreased $2.0 million, or 45.5%, to $2.4 million compared to $4.4 million for the prior year period. Interest expense on deposits decreased $1.9 million, or 50.0%, primarily due to a decrease in the average balances and rates paid on certificates of deposit. The Company strategically exited its high-cost DTC brokered deposits, as well as many of its large high-rate non-relationship time deposits, and replaced them with demand deposits, savings and money market accounts (core deposits). Interest expense on borrowings decreased $0.2 million, or 28.6%, from the prior fiscal year despite an increase in the average rates, due to a decrease in average borrowings as the Bank paid down advances on its PPPLF at the Federal Reserve.

Provision for Loan Losses

    The Bank recorded a $603 thousand provision for loan losses for fiscal year 2022, compared to a $100 thousand recovery of loan losses for the prior year period. The provision was primarily due to the overall increase in the Bank's loan portfolio during fiscal year 2022. For the year ended March 31, 2022, net charge-offs of $119 thousand were recognized, compared to net recoveries of $294 thousand in the prior year period. Total charge-offs of $257 thousand were recognized for fiscal year 2022, compared to total charge-offs of $78 thousand for the prior fiscal year. At March 31, 2022, nonaccrual loans totaled $11.5 million, or 1.6% of total assets, compared to $7.2 million, or 1.1% of total assets at March 31, 2021. The ALLL was $5.6 million at March 31, 2022, which represents a ratio of the ALLL to nonaccrual loans of 49.0%, compared to 71.5% at March 31, 2021. The ratio of the allowance for loan losses to total loans receivable, excluding PPP loans, was 1.00% at March 31, 2022, compared to 1.15% at March 31, 2021.

Non-interest Income

    Non-interest income for the twelve months ended March 31, 2022 increased $1.2 million, or 19.4%, to $7.4 million compared to $6.2 million in the prior year period. Non-interest income included grant income of $2.1 million and $0.5 million for fiscal years 2022 and 2021, respectively. For the twelve months ended March 31, 2022, the Bank recognized $0.2 million and $1.8 million grant income from the CDFI Fund's Bank Enterprise Award and Rapid Response Program, respectively. In addition, other non-interest income for the current fiscal year included $2.6 million correspondent banking fees, which was $1.3 million higher compared to the prior fiscal year due to higher volume related to the Bank's servicing of PPPLF activity for the correspondent bank. The increases in the current fiscal year were partially offset by a reduction of $0.5 million, or 19.2%, in depository fees and charges as the Bank partnered with Wells Fargo and Chase to offer no-charge ATM access to our customers. The prior fiscal year included $1.2 million gains recognized from the sales of securities, as management restructured the Bank's investment portfolio to improve the overall yield.

Non-interest Expense

    Non-interest expense for the twelve months ended March 31, 2022 increased $2.0 million, or 7.7%, to $28.1 million compared to $26.1 million for the prior year period. Compensation and benefits increased $0.3 million, or 2.7%, due primarily to annual merit increases. Consulting fees increased as the Bank hired consultants to support the higher loan production. Other non-interest expense included additional audit and legal fees related to a wire fraud matter that occurred during the first quarter of fiscal year 2022. In addition, security services were higher as the Bank continues to address the need for security guards in our branches in response to the ongoing homeless crisis in New York City. These increases were partially offset by lower data processing costs for the current fiscal year as the Company was able to utilize flex credits received from conversion costs associated with the Bank's upgrade to a new core banking system during the prior fiscal year.

Income Taxes

    The Company did not have any federal, state and local income tax expense as of March 31, 2022 and 2021. State and local capital tax expenses of $0.2 million and $0.1 million for fiscal years 2022 and 2021, respectively, were included in other non-interest expense on the statements of operations.

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

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $21.3 million during fiscal year 2022 as the Bank paid down $23.7 million of its PPP liquidity facility ("PPPLF") at the Federal Reserve. The Bank had no advances outstanding from the FHLB-NY at March 31, 2022. At March 31, 2022, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $50.0 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in long-term subordinated debt securities and added $2.5 million in low interest loans during fiscal year 2022.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2022 and 2021, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $61.0 million and $75.6 million, respectively.

In 2021, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2022, total cash and cash equivalents decreased $14.6 million to $61.0 million reflecting cash used in investing activities of $79.1 million, partially offset by cash provided by financing activities of $57.4 million and cash provided by operating activities of $7.2 million. Net cash used in investing activities of $79.1 million was attributable to loan originations and purchases, net of principal repayments and payoffs, offset by investment paydowns. Net cash provided by financing activities of $57.4 million resulted from net increases in deposits of $71.6 million, partially offset by a decrease of $21.2 million in FHLB-NY advances and other borrowings. The net increase in deposits was primarily due to PPP loan funds deposited by the program borrowers into their accounts at the Bank and new deposit account relationships established as the Bank continues to expand its digital online account openings into nine states across the Northeast. The $21.2 million decrease in other borrowings was attributable to $23.7 million paydowns on the Bank's PPP liquidity facility at the Federal Reserve, offset by $2.5 million in unsecured low interest loans provided by third parties to finance eligible loans offered through the Bank's community investment initiatives loan program. In addition, cash provided by financing activities included $4.0 million capital raised from the issuance of preferred stock during the second quarter and $3.0 million net proceeds from the ATM offerings during the third and fourth quarters of fiscal year 2022.

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

Through fiscal 2011, none of the loans sold to FNMA were repurchased by the Bank.  During the periods from fiscal 2012 through 2015, 20 loans that had been sold to FNMA were repurchased by the Bank.  No loans have been repurchased by the Bank subsequent to fiscal 2015. At March 31, 2022 the Bank continues to service 90 loans with a principal balance of $14.2 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. The reserves totaled $123 thousand as of March 31, 2022. The table below summarizes changes in our representation and warranty reserves in fiscal 2022:

$ in thousands	March 31, 2022
Representation and warranty repurchase reserve, as of March 31, 2021 (1)	$181
Net adjustment to reserve for repurchase losses (2)	(58)
Representation and warranty repurchase reserve, as of March 31, 2022 (1)	$123
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases.  See Note 15 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2022.

The Bank has contractual obligations at March 31, 2022 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposit	$139,304	$110,298	$21,051	$6,665	$1,290
Debt obligations:
Other borrowings	2,565	17	29	2,519	—
Guaranteed preferred beneficial interest in junior subordinated debentures	13,425	—	—	—	13,425
Total debt obligations	15,990	17	29	2,519	13,425
Operating lease obligations:
Lease obligations for rental properties	15,815	2,618	5,132	4,642	3,423
Total contractual obligations	$171,109	$112,933	$26,212	$13,826	$18,138

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

	Involvement with SPE (000s)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust I(1)	$—	$—	$13,403	$13,403	$13,022	$403	$—	$—	$13,425
.
1 Carver Statutory Trust debt investment includes deferred interest of $22 thousand.

Regulatory Capital Position

The Bank must satisfy minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.” Regardless of Basel III's minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio.

 At March 31, 2022, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 13.75%, 10.45%, 13.75% and 14.78%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, change in equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses

As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $579.5 million and related allowance for loan losses of $5.6 million as of March 31, 2022. The allowance for loan losses includes a general reserve of $5.5 million and a specific reserve of $0.07 million. In calculating the general reserve component of the allowance for loan losses, the Company segregates the loan portfolio by loan pools and utilizes nine qualitative factors in addition to quantitative factors (historical loss experience).

We identified the qualitative factors used by management to estimate the general reserve portion of the allowance for loan losses, specifically the economic factor, as a critical audit matter. Significant management judgment is required in the evaluation of the economic factor, which include consideration of local, and national economic trends. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

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

New York, New York
July 14, 2022

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2022	March 31, 2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$60,764	$75,337
Money market investments	254	254
Total cash and cash equivalents	61,018	75,591
Investment securities:
Available-for-sale, at fair value	67,596	86,507
Held-to-maturity, at amortized cost (fair value of $5,276 and $8,140 at March 31, 2022 and March 31, 2021, respectively)	5,254	7,807
Total investment securities	72,850	94,314

Loans receivable:
Real estate mortgage loans	407,835	333,422
Commercial business loans	170,031	147,680
Consumer loans	1,638	2,447
Loans, net of deferred fees and costs	579,504	483,549
Allowance for loan losses	(5,624)	(5,140)
Total loans receivable, net	573,880	478,409
Premises and equipment, net	3,775	4,611
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	584	552
Accrued interest receivable	2,414	2,640
Right-of-use assets	13,637	15,344
Other assets	7,156	5,287
Total assets	$735,314	$676,748

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$107,472	$110,525
Interest-bearing deposits
Interest-bearing checking	57,985	45,605
Savings	112,305	108,199
Money market	208,122	137,230
Certificates of deposit	139,255	152,723
Escrow	2,978	2,277
Total interest-bearing deposits	520,645	446,034
Total deposits	628,117	556,559
Advances from the FHLB-NY and other borrowed money	15,949	37,222
Operating lease liability	14,393	16,003
Other liabilities	21,768	14,663
Total liabilities	680,227	624,447
EQUITY
Preferred stock (par value $0.01 per share: 13,751 and 17,601 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2022 and 2021, respectively)	13,751	17,601
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2022 and 2021)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 and 5,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2022 and 2021, respectively)	9,000	5,000
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 6,720,618 and 5,837,071 issued; 4,216,815 and 3,333,268 shares outstanding at March 31, 2022 and 2021, respectively)	67	58
Additional paid-in capital	82,165	75,204
Accumulated deficit	(43,503)	(42,656)
Treasury stock, at cost (2,503,803 shares at March 31, 2022 and 2021)	(2,908)	(2,908)
Accumulated other comprehensive loss	(6,662)	(3,175)
Total equity	55,087	52,301
Total liabilities and equity	$735,314	$676,748
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2022	2021
Interest income:
Loans	$21,335	$18,552
Mortgage-backed securities	710	708
Investment securities	714	953
Money market investments	106	94
Total interest income	22,865	20,307

Interest expense:
Deposits	1,890	3,770
Advances and other borrowed money	509	650
Total interest expense	2,399	4,420
Net interest income	20,466	15,887
Provision for (recovery of) loan losses	603	(100)
Net interest income after provision for (recovery of) for loan losses	19,863	15,987

Non-interest income:
Depository fees and charges	2,141	2,637
Loan fees and service charges	243	357
Gain on sale of securities, net	—	1,193
Grant income	2,089	500
Other	2,881	1,511
Total non-interest income	7,354	6,198

Non-interest expense:
Employee compensation and benefits	11,516	11,180
Net occupancy expense	4,460	4,402
Equipment, net	1,806	1,719
Data processing	2,205	2,871
Consulting fees	505	160
Federal deposit insurance premiums	363	355
Other	7,209	5,394
Total non-interest expense	28,064	26,081

Loss before income tax expense	(847)	(3,896)
Income tax expense	—	—
Net loss	$(847)	$(3,896)

Loss per common share:
Basic	$(0.24)	$(1.14)
Diluted	$(0.24)	$(1.14)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended March 31,
$ in thousands	2022	2021
Net loss	$(847)	$(3,896)
Other comprehensive loss, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(3,487)	(5,300)
Less: Reclassification adjustment for realized gains on sales of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	—	1,193
Total other comprehensive loss, net of tax	(3,487)	(4,107)
Total comprehensive loss, net of tax	$(4,334)	$(8,003)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2020	45,118	61	55,476	(52,285)	(408)	932	48,894
Net loss	—	—	—	(3,896)	—	—	(3,896)
Other comprehensive income, net of tax	—	—	—	—	—	(4,107)	(4,107)
Conversion of Series D preferred stock to common stock	(13,994)	17	13,977	—	—	—	—
Stock relinquishment	(13,523)	(2)		13,525	—	—	—
Capital contribution	—	—	2,500	—	—	—	2,500
Repurchase of common stock	—	—	—	—	(2,500)	—	(2,500)
Issuance of common stock	—	4	3,193	—	—	—	3,197
Issuance of Series E preferred stock	3,177	—	—	—	—	—	3,177
Issuance of Series F preferred stock	5,000	—	—	—	—	—	5,000
Stock based compensation expense		(22)	58		—		36
Balance—March 31, 2021	25,778	58	75,204	(42,656)	(2,908)	(3,175)	52,301
Net loss	—	—	—	(847)	—	—	(847)
Other comprehensive income, net of tax	—	—	—	—	—	(3,487)	(3,487)
Conversion of Series D preferred stock to common stock	(3,850)	4	3,846	—	—	—	—
Issuance of common stock, net of issuance costs	—	4	2,994				2,998
Issuance of Series F preferred stock	4,000	—	—	—	—	—	4,000
Stock based compensation expense	—	1	121	—	—	—	122
Balance—March 31, 2022	$25,928	$67	$82,165	$(43,503)	$(2,908)	$(6,662)	$55,087

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(847)	$(3,896)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) loan losses	603	(100)
Stock based compensation expense	122	36
Depreciation and amortization expense	1,029	1,017
Gain on sale of real estate owned, net of market value adjustment	—	(80)
Gain on sale of securities, net	—	(1,193)
Amortization and accretion of loan premiums and discounts and deferred charges	(335)	641
Amortization and accretion of premiums and discounts - securities	609	590
Decrease (increase) in accrued interest receivable	226	(588)
(Increase) decrease in other assets	(1,301)	593
Increase in other liabilities	7,046	5,192
Net cash provided by operating activities	7,152	2,212
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments: Available-for-sale	—	(74,475)
Proceeds from sales of investments: Available-for-sale	—	37,802
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	14,775	12,530
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	2,524	2,303
Loans held-for-investment, net of (originations) and repayments/payoffs and maturities	(51,977)	(28,350)
Loans purchased from third parties	(50,257)	(26,814)
Proceeds from participation loans sold	6,080	—
(Purchase) redemption of FHLB-NY stock	(32)	16
Purchase of premises and equipment	(192)	(256)
Proceeds from sale of real estate owned	—	260
Net cash used in investing activities	(79,079)	(76,984)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,558	67,744
Net (decrease) increase in FHLB-NY advances and other borrowings	(21,202)	23,705
Contribution of capital	—	2,500
Repurchase of common stock	—	(2,500)
Issuance of common stock	2,998	3,197
Issuance of preferred stock	4,000	8,177
Net cash provided by financing activities	57,354	102,823
Net (decrease) increase in cash and cash equivalents	(14,573)	28,051
Cash and cash equivalents at beginning of period	75,591	47,540
Cash and cash equivalents at end of period	$61,018	$75,591

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of finance lease asset	—	13
Recognition of finance lease liability	—	13
Conversion of preferred stock to common stock	3,850	13,994
Retirement of preferred stock	—	13,523
Retirement of common stock	—	2

Cash paid for:
Interest	$5,520	$3,904
Income taxes	211	57

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the interest scheduled for December 17, 2021. Subsequently, the Company made the regular quarterly interest payment on its outstanding debentures due on March 17, 2022 and June 17, 2022. The interest rate was 3.97% and the total amount of deferred interest was $22 thousand at March 31, 2022.

    Carver relies primarily on dividends from Carver Federal to pay cash dividends to its stockholders, and to engage in share repurchase programs. The OCC regulates all capital distributions, including dividend payments, by Carver Federal to Carver, and the FRB regulates dividends paid by Carver. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. In accordance with the Agreement defined directly below, Carver Federal is currently prohibited from paying any dividends without prior OCC approval, and, as such, has suspended Carver’s regular quarterly cash dividend on its common stock. There are no assurances that dividend payments to Carver will resume.

Regulation

On October 23, 2015, the Board of Directors of the Company adopted resolutions requiring, among other things, written approval from the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock.

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Formal Agreement, Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio.

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

Variable interest entities (“VIEs”) are consolidated, as required, when Carver has controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both (a) the power to direct activities of a VIE that most significantly impact the entities economic performance; and (b) the obligation to absorb losses of the entity that could benefit from the activities that could potentially be significant to the VIE.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security that management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). There were no other-than-temporary impairment charges recorded during the fiscal year ended March 31, 2022.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

If the Bank determines, after considering factors such as payment status and collateral value, that a loan is impaired, the Bank next determines the amount of the impairment.  The amount of impairment on collateral dependent loans is charged off within the given fiscal quarter.  Generally the amount of the loan and negative escrow in excess of the appraised value less estimated selling costs, for the fair value of collateral valuation method, is charged off.  For all other loans, impairment is measured as described below in Allowance for Loan and Lease Losses.

Allowance for Loan and Lease Losses ("ALLL")

The adequacy of the Bank's ALLL is determined in accordance with ASC Subtopics 450-20 "Loss Contingencies" and 310-10 "Accounting by Creditors for Impairment of a Loan."  Management reviews the Bank's loan portfolio to identify and review individual problem situations that may affect a borrower's ability to repay.  In addition, management reviews the overall portfolio quality through an analysis of delinquency and non-performing loan data, estimates of the value of underlying collateral, current charge-offs and other factors that may affect the portfolio, including an assessment of current and expected economic conditions and changes in the size and composition of the loan portfolio.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance includes the Bank evaluating the risk of potential loss on homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

•One-to-four family
•Multifamily
•Commercial Real Estate

•Business Loans
•Consumer (including Overdraft Accounts)

The Bank next applies to each pool a risk factor that determines the level of general reserves for that specific pool.  The Bank estimates its historical charge-offs via a lookback analysis. The actual historical loss experience by major loan category is expressed as a percentage of the outstanding balance of all loans within the category. As the loss experience for a particular loan category increases or decreases, the level of reserves required for that particular loan category also increases or decreases. The Bank’s historical charge-off rate reflects the period over which the charge-offs were confirmed and recognized, not the period over which the earlier losses occurred. That is, the charge-off rate measures the confirmation of losses over a period that occurs after the earlier actual losses. During the period between the loss-causing events and the eventual confirmations of losses, conditions may have changed. There is always a time lag between the period over which average charge-off rates are calculated and the date of the financial statements. During that period, conditions may have changed. Another factor influencing the General Reserve is the Bank’s loss emergence period ("LEP") assumptions which represent the Bank’s estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed, either through the identification of the loss or a charge-off. Based upon adequate management information systems and effective methodologies for estimating losses, management has established a LEP floor of one year on all pools. In some pools, such as Commercial Real Estate, Multifamily and Business pools, the Bank demonstrates a LEP in excess of 12 months. The Bank also recognizes losses in accordance with GAAP.

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

•Multifamily - Carver Federal originates and purchases recourse and non-recourse multifamily loans. These loans can be affected by economic conditions and the value of the underlying properties. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor.

•Commercial - Commercial real estate ("CRE") lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

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

Specific Reserve Allowance

Carver also maintains a specific reserve allowance for criticized and classified loans individually reviewed for impairment. The amount assigned to the specific reserve allowance is individually determined based upon the loan. Carver uses one of three methods to estimate the amount to be reserved and/or charged off for such credits. The three methods are as follows:

1.The present value of expected future cash flows discounted at the loan's effective interest rate;
2.The loan's observable market price; or
3.The fair value of the collateral if the loan is collateral dependent.

The Bank may choose the appropriate method on a loan-by-loan basis for an individually impaired loan, except for an impaired collateral dependent loan.  Impairment of a collateral dependent loan is measured using the fair value of collateral method. A loan is considered "collateral dependent" when the repayment of the debt will be provided solely by the underlying collateral, and there are no other available and reliable sources of repayment.

All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual evaluation for impairment. Carver also performs impairment analysis for all troubled debt restructurings (“TDRs”).  All TDRs are classified as impaired. For non-TDRs, if it is determined that it is probable the Bank will be unable to collect all amounts due according with the contractual terms of the loan agreement, the loan is categorized as impaired. Loans determined to be impaired are evaluated to determine the amount of impairment based on one of the three measurement methods noted above.  In accordance with guidance, if there is no impairment amount, no reserve is established for the loan.

An unallocated loan loss allowance is appropriate when it reflects an estimate of probable loss, determined in accordance with GAAP, and is properly supported.

Troubled Debt Restructured Loans

TDRs are those loans where the borrower is experiencing financial difficulty and a concession is made. A concession could include extension of the terms of the loan, reduced interest rates, capitalization of interest, a significant delay in payment terms and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered a TDR until paid in full. For a collateral dependent loan, the Bank records an impairment charge when the current estimated fair value (less estimated costs of disposal) of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. For all other TDRs, the Bank records a specific valuation allowance reserve equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the loan's original effective interest rate, and the loan's recorded investment. TDR loans remain on nonaccrual status until they have performed in accordance with the restructured terms for a period of at least six months.

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

Premises and Equipment

Premises and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost less accumulated depreciation and amortization.  Depreciation and amortization charges are included in Non-Interest Expense in the consolidated statements of operations and are computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10 to 25 years
Furnishings and equipment	3 to 5 years
Leasehold improvements	Lesser of useful life or remaining term of lease

Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company includes lease renewal options in the lease term if it is reasonably certain the option will be exercised. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company uses its incremental borrowing rate, which is the rate for a fully collateralized and fully amortizing loan with a maturity date that is similar to the lease term, at lease commencement to calculate the present value of lease payments when the implicit rate in a lease is not readily determinable.

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. FHLB stock does not have a readily determinable fair value and we do not consider these shares to be other-than-temporarily impaired at March 31, 2022. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $162 thousand and $147 thousand, respectively, at March 31, 2022 and 2021, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Changes in fair value is included in Non-Interest Income in the consolidated statements of operations. Servicing fee income of $41 thousand and $38 thousand, respectively, was recognized during the years ended March 31, 2022 and 2021, and is included in Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value at the date of acquisition less estimated selling costs. Any subsequent adjustments will be to the lower of cost or fair value and included in Non-Interest Expense in the consolidated statements of operations. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred and are included in Non-Interest Expense in the consolidated statements of operations. As of March 31, 2022, the Bank held $60 thousand in a foreclosed residential real estate property as a result of obtaining physical possession. In addition, as of March 31, 2022 and 2021, we had residential loans with a carrying value of $3.1 million and $2.5 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Income Taxes

The Company records income taxes using the asset and liability method. Income tax expense (benefit) consists of income taxes currently payable (receivable) and deferred income taxes.  Temporary differences between the basis of assets and liabilities for financial reporting and tax purposes are measured as of the balance sheet date.  Deferred tax liabilities or recognizable deferred tax assets are calculated on such differences, using current statutory rates, which result in future taxable or deductible amounts.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Where applicable, deferred tax assets are reduced by a valuation allowance for any portion determined more likely than not to be realized. This valuation allowance would subsequently be adjusted by a charge or credit to income tax expense as changes in facts and circumstances warrant.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Any interest expense or penalties would be recorded as interest expense.

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

Stock Compensation Plans

The Company currently has multiple stock plans in place for employees and directors of the Company. The compensation cost related to share-based payment transactions is included in Employee Compensation and Benefits in the consolidated statements of operations. Compensation cost for all stock awards is calculated and recognized over a defined vesting period. Forfeitures are accounted for as they occur. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award. The Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Off-Balance Sheet Financial Instruments

    In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. Reserves for unfunded lending commitments are included in Other Liabilities in the consolidated statements of financial condition.

Grant Income

Designated as a Community Development Financial Institution ("CDFI") by the U.S. Department of the Treasury, the Bank is eligible for, and on occasion receives, assistance from the government and other financial institutions in the form of grants. The Company earns these grants through compliance with their conditions and by meeting the stated obligations. The Company therefore recognizes the grant income over the periods that bear the cost of meeting the obligations.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Target Transition Relief," to provide transition relief by giving entities an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, which extended the CECL implementation date for smaller reporting companies, as defined by the SEC. The new effective date is for fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024), including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," to amend or clarify guidance regarding expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations. In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures," which eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. The amendments also require disclosure of current period gross writeoffs by year of origination. The effective dates for the amendments in ASU 2022-02 are the same as the effective dates in ASU 2016-13. The Company is evaluating the impacts of this ASU and does not believe it will have a material impact on the consolidated financial statements.

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

In November 2021, the FASB issued ASU No. 2021-10 "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance," to improve the financial reporting of government assistance received by business entities by requiring the disclosure of (1) the types of assistance received, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for all entities for financial statements issued for annual periods beginning after December 15, 2021 (for the Company, the fiscal year ending March 31, 2023). Early application of the guidance is permitted. The Company is evaluating the impacts of this ASU to determine whether it will have a material impact on the Company's consolidated statements of financial condition and results of operations.

NOTE 3.INVESTMENT SECURITIES

The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2022, securities with fair value of $67.6 million, or 92.8%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $5.3 million, or 7.2%, were classified as held-to-maturity. The Bank had no securities classified as trading at March 31, 2022 and March 31, 2021.

Other investments as of March 31, 2022 primarily consists of the Bank's investment in a limited partnership Community Capital Fund. These securities are measured at fair value with changes in fair value reflected in net income. Other investments totaled $1.1 million at March 31, 2022 and are included in Other Assets on the Statements of Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2022 and March 31, 2021:

	At March 31, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$439	$9	$—	$448
Federal Home Loan Mortgage Corporation	23,744	—	2,197	21,547
Federal National Mortgage Association	12,852	—	1,268	11,584
Total mortgage-backed securities	37,035	9	3,465	33,579
U.S. Government Agency Securities	13,864	—	79	13,785
Corporate Bonds	5,271	—	1,150	4,121
Muni Securities	17,741	—	1,973	15,768
Asset-backed Securities	347	—	4	343
Total available-for-sale	$74,258	$9	$6,671	$67,596

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$481	$27	$—	$508
Federal National Mortgage Association	4,773	9	14	4,768
Total held-to-maturity	$5,254	$36	$14	$5,276

	At March 31, 2021
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$987	$39	$—	$1,026
Federal Home Loan Mortgage Corporation	28,458	88	761	27,785
Federal National Mortgage Association	15,120	—	510	14,610
Total mortgage-backed securities	44,565	127	1,271	43,421
U.S. Government Agency Securities	18,744	—	113	18,631
Corporate Bonds	5,274	—	793	4,481
Muni Securities	17,763	—	1,153	16,610
Asset-backed Securities	3,336	28	—	3,364
Total available-for-sale	$89,682	$155	$3,330	$86,507

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$683	$69	$—	$752
Federal National Mortgage Association	7,124	264	—	7,388
Total held-to-maturity	$7,807	$333	$—	$8,140

There were no sales of available-for-sale securities and held-to-maturity securities for the year ended March 31, 2022. The following is a summary regarding proceeds and gross gains realized from the sale of securities from the available-for-sale portfolio for the year ended March 31, 2021.

$ in thousands	March 31, 2021
Proceeds	$37,802
Gross gains	1,193

Carver maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, Federal National Mortgage Association (“FNMA”) mortgage-backed securities and Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities. GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest. Based on the high quality of the Bank's investment portfolio, current market conditions have not significantly impacted the pricing of the portfolio or the Bank's ability to obtain reliable prices.

At March 31, 2022, the Bank pledged mortgage-backed and asset-backed securities of $5.9 million as collateral for advances from the FHLB-NY.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2022 and March 31, 2021 for less than 12 months and 12 months or longer:

	At March 31, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$519	$7,057	$2,946	$26,128	$3,465	$33,185
U.S. Government Agency Securities	—	—	79	13,785	79	13,785
Corporate bonds	—	—	1,150	4,121	1,150	4,121
Muni securities	1,640	13,512	333	2,256	1,973	15,768
Asset-backed securities	4	343	—	—	4	343
Total available-for-sale securities	$2,163	$20,912	$4,508	$46,290	$6,671	$67,202
Held-to-Maturity:
Mortgage-backed securities	$14	$2,204	$—	$—	$14	$2,204
Total held-to-maturity securities	$14	$2,204	$—	$—	$14	$2,204

	At March 31, 2021
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1,271	$39,020	$—	$—	$1,271	$39,020
U.S. Government Agency Securities	—	—	113	18,631	113	18,631
Corporate bonds	793	4,481	—	—	793	4,481
Muni securities	1,153	16,609	—	—	1,153	16,609
Total available-for-sale securities	$3,217	$60,110	$113	$18,631	$3,330	$78,741

A total of 23 securities had an unrealized loss at March 31, 2022, compared to 15 at March 31, 2021. Mortgage-backed securities, municipal securities, U.S. government agency securities and a corporate bond security represented 49.4%, 23.5%, 20.5% and 6.1%, respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2022. There were four mortgage-backed securities, three U.S. government agency securities, one corporate bond and one municipal security that had an unrealized loss position for more than 12 months at March 31, 2022. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the mortgage-backed securities which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the U.S. Government Agency and municipal securities, and the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuation recovers.

The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at March 31, 2022.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2022, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$347	$343	1.06%
One through five years	—	—	—%
Five through ten years	6,929	6,823	1.92%
After ten years	29,947	26,851	1.96%
Mortgage-backed securities	37,035	33,579	1.36%
	$74,258	$67,596	2.19%
Held-to-maturity:
Mortgage-backed securities	$5,254	$5,276	2.55%

NOTE 4.LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses at March 31:

	March 31, 2022		March 31, 2021
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$69,297	12.0%	$76,313	15.9%
Multifamily	160,800	27.9%	103,584	21.6%
Commercial real estate	174,270	30.2%	150,114	31.2%
Business (1)	170,497	29.6%	148,020	30.8%
Consumer (2)	1,623	0.3%	2,439	0.5%
Total loans receivable	576,487	100.0%	480,470	100.0%

Unamortized premiums, deferred costs and fees, net	3,017		3,079

Allowance for loan losses	(5,624)		(5,140)
Total loans receivable, net	$573,880		$478,409
(1) Includes business overdrafts of $5 thousand and $10 thousand as of March 31, 2022 and 2021, respectively
(2) Includes consumer overdrafts of $31 thousand and $44 thousand as of March 31, 2022 and 2021, respectively

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $14.5 million and $16.8 million at March 31, 2022 and 2021, respectively.

At March 31, 2022 the Bank pledged $58.3 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The Bank participated as a lender in the Paycheck Protection Program ("PPP"), which opened on April 3, 2020. As part of the CARES Act, the Small Business Administration ("SBA") was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of March 31, 2022, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Business loans included PPP loans outstanding totaling $17.9 million as of March 31, 2022. The net loan origination fees on these loans totaled approximately $399 thousand and are being recognized into interest income on loans over the 2-year and 5-year stated maturity terms of the PPP loans using the straight-line deferral method. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first and second rounds of the program.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately

$90.4 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. At March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2022:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(257)	—	(257)
Recoveries	13	—	—	102	23	—	138
Provision for (Recovery of) Loan Losses	(340)	234	250	540	192	(273)	603
Ending Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$731	$1,114	$1,157	$2,428	$123	$2	$5,555
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	—	—	—	69	—	—	69

Loan Receivables Ending Balance	$70,261	$162,261	$175,313	$170,031	$1,638	$—	$579,504
Ending Balance: collectively evaluated for impairment	65,369	161,746	175,313	163,991	1,638	—	568,057
Ending Balance: individually evaluated for impairment	4,892	515	—	6,040	—	—	11,447

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2021:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,055	$1,011	$812	$1,567	$212	$289	$4,946
Charge-offs	—	—	—	(24)	(54)	—	(78)
Recoveries	88	—	—	278	6	—	372
Provision for (Recovery of) Loan Losses	(85)	(131)	95	34	1	(14)	(100)
Ending Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$1,026	$880	$907	$1,729	$165	$275	$4,982
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	32	—	—	126	—	—	158

Loan Receivables Ending Balance	$78,213	$106,400	$148,809	$147,680	$2,447	$—	$483,549
Ending Balance: collectively evaluated for impairment	74,387	106,031	147,891	139,925	2,447	—	470,681
Ending Balance: individually evaluated for impairment	3,826	369	918	7,755	—	—	12,868

The following is a summary of nonaccrual loans at March 31, 2022 and 2021.

$ in thousands	March 31, 2022	March 31, 2021
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$4,892	$3,524
Multifamily	515	369
Commercial real estate	4,601	918
Business	1,448	2,290
Consumer	25	90
Total nonaccrual loans	$11,481	$7,191

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

At March 31, 2022 and March 31, 2021, other non-performing assets totaled $60 thousand, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2022 and March 31, 2021.
One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

As of March 31, 2022, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$155,274	$164,543	$155,196
Special Mention	897	8,157	6,302
Substandard	6,090	2,613	8,533
Total	$162,261	$175,313	$170,031

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$65,369	$1,613
Non-Performing	4,892	25
Total	$70,261	$1,638

As of March 31, 2021, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$101,212	$142,168	$137,447
Special Mention	—	5,531	1,585
Substandard	5,188	1,110	8,648
Total	$106,400	$148,809	$147,680

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$74,689	$2,356
Non-Performing	3,524	91
Total	$78,213	$2,447

The following tables presents an aging analysis of the recorded investment of past due loans receivable at March 31, 2022 and 2021.

March 31, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,943	$—	$5,229	$7,172	$63,089	$70,261
Multifamily	4,435	115	515	5,065	157,196	162,261
Commercial real estate	4,010	—	4,601	8,611	166,702	175,313
Business	923	40	664	1,627	168,404	170,031
Consumer	84	45	25	154	1,484	1,638
Total	$11,395	$200	$11,034	$22,629	$556,875	$579,504

March 31, 2021
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,188	$—	$2,950	$4,138	$74,075	$78,213
Multifamily	798	—	—	798	105,602	106,400
Commercial real estate	5,263	—	—	5,263	143,546	148,809
Business	671	400	271	1,342	146,338	147,680
Consumer	2	33	91	126	2,321	2,447
Total	$7,922	$433	$3,312	$11,667	$471,882	$483,549

    At March 31, 2022 and 2021, there were no loans 90 or more days past due and accruing interest.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2022 and 2021. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. Interest income of $266 thousand and $161 thousand for fiscal years 2022 and 2021 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.

Impaired Loans by Class
	At March 31,
	2022			2021
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,892	$5,576	$—	$3,750	$4,409	$—
Multifamily	515	515	—	369	369	—
Commercial real estate	—	—	—	918	918	—
Business	837	909	—	2,332	2,527	—

With an allowance recorded:
One-to-four family	—	—	—	76	72	32
Business	5,203	5,203	69	5,423	5,423	126
Total	$11,447	$12,203	$69	$12,868	$13,718	$158

    The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2022 and 2021.

	For the years ended March 31,
	2022		2021
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$4,321	$50	$4,119	$64
Multifamily	442	16	1,791	16
Commercial real estate	459	7	697	10
Business	1,585	33	2,153	102

With an allowance recorded:
One-to-four family	38	—	503	—
Business	5,313	217	3,355	—
Total	$12,158	$323	$12,618	$192

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a concession. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications made during the twelve months ended March 31, 2022. There was one loan modification made during the twelve months ended March 31, 2021. The following table presents an analysis of the loan modification that was classified as a TDR during the twelve month period ended March 31, 2021,

	Modifications to loans during the years ended March 31, 2021
$ in thousands	Number of loans	Pre-Modification Recorded Investment	Post-Modification Recorded investment	Pre-Modification rate	Post-Modification rate
Business	1	4,949	4,949	6.68%	5.50%

    In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal years ended March 31, 2022 and 2021, there were no modified loans that defaulted within the last 12 months of modification. Total TDR loans at March 31, 2022 were $6.9 million, $1.7 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2021, total TDR loans were $7.5 million, of which $1.8 million were non-performing.

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

The aggregate amount of loans outstanding to related parties was $30 thousand at March 31, 2022 and $60 thousand at March 31, 2021. During fiscal year 2022, there were no advances and principal repayments totaled $30 thousand.

Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.PREMISES AND EQUIPMENT, NET

The details of premises and equipment as of March 31 are as follows:

$ in thousands	2022	2021
Leasehold improvements	$6,940	$6,909
Furniture, equipment, and other	14,439	14,278
	21,379	21,187
Less accumulated depreciation and amortization	(17,604)	(16,576)
Premises and equipment, net	$3,775	$4,611

Depreciation and amortization charged to operations was $1.0 million for both fiscal years 2022 and 2021.

NOTE 6.LEASES

The Company applies Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842") to its leases. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC Topic 840, Leases ("ASC 840"). ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of March 31, 2022, the Company had $51 thousand and $43 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the year ended March 31, 2022:

March 31, 2022
Weighted-average remaining lease term
Operating leases	6.1 years
Finance lease	1.5 years

Weighted-average discount rate
Operating leases	2.95%
Finance lease	1.77%

$ in thousands	March 31, 2022	March 31, 2021
Operating lease expense	$2,871	$2,856

Finance lease cost
Amortization of right-of use asset	70	73
Interest on lease liability	1	3

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	2,765	2,734
Finance lease	77	66

Maturities of lease liabilities at March 31, 2022 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2023	$2,618	$30
2024	2,674	11
2025	2,458	3
2026	2,449	—
2027	2,193	—
Thereafter	3,423	—
Total lease payments	15,815	44
Interest	(1,422)	(1)
Lease liability	$14,393	$43

NOTE 7.ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2022	2021
Loans receivable	$2,166	$2,246
Mortgage-backed securities	72	93
Investments and other interest-bearing assets	176	301
Total accrued interest receivable	$2,414	$2,640

NOTE 8.DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2022			2021
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$107,472	17.11%	—%	$110,525	19.86%	—%
Interest-bearing checking	57,985	9.23	0.06	45,605	8.19	0.08
Savings	112,305	17.88	0.11	108,199	19.44	0.22
Money market savings account	208,122	33.14	0.24	137,230	24.66	0.42
Certificates of deposit	139,255	22.17	0.88	152,723	27.44	1.54
Loan escrow deposits	2,978	0.47	0.36	2,277	0.41	0.28
Total	$628,117	100.00%	0.30%	$556,559	100.00%	0.58%

Scheduled maturities of certificates of deposit for the year ended March 31, 2022 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2023	$110,251
2024	13,523
2025	7,527
2026	4,792
2027	1,873
2028 and beyond	1,289
Total	$139,255

The following table represents the amount of certificates of deposit of $250,000 or more at March 31, 2022 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2022 to June 30, 2022	$21,957
July 1, 2022 to September 30, 2022	6,851
October 1, 2022 to March 31, 2023	751
April 1, 2023 and beyond	7,360
Total	$36,919

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2022	2021
Interest-bearing checking	$30	$30
Savings and clubs	123	235
Money market savings	378	525
Certificates of deposit	1,349	2,974
Loan escrow deposits	10	6
Total interest expense	$1,890	$3,770

    The following table presents additional information about our year-end deposits:

$ in thousands	2022	2021
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$46,421	$43,209
Deposits from brokers	17,788	30,149
Certificates of deposit individually greater than $250,000	36,919	26,388
Deposits from certain directors, executive officers and their affiliates	432	216

NOTE 9.ADVANCES FROM THE FHLB-NY AND OTHER BORROWED MONEY

Federal Home Loan Bank Advances. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $220.6 million at March 31, 2022. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. The Bank had no outstanding advances from the FHLB-NY at March 31, 2022. At March 31, 2022, the Bank's collateral included its investment in FHLB-NY capital stock totaling $584 thousand, and a blanket assignment of pledged qualifying mortgage loans of $58.3 million and mortgage-backed and investment securities with a market value of $5.9 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow $50.0 million from the FHLB-NY at March 31, 2022.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments totaling $2.5 million were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. All quarterly interest payments subsequent to the June 2021 payment up to and including the June 2022 payment have been made.
The accrued interest payable on subordinated debt securities was $22 thousand and the interest expense was $462 thousand for the year ended March 31, 2022. The accrued interest payable on subordinated debt securities was $3.1 million and the interest expense was $562 thousand for the year ended March 31, 2021.

Paycheck Protection Program Liquidity Facility (PPPLF). The Federal Reserve established the PPPLF to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate on PPPLF advances is fixed at 0.35% and the maturity date is equal to the maturity date of the PPP loans pledged to secure the extension of credit. The interest expense was $27 thousand for the year ended March 31, 2022. The accrued interest payable on PPPLF advances was $73 thousand and the interest expense was $85 thousand for the year ended March 31, 2021.

Other Borrowings. During fiscal year 2022, the Company entered into $2.5 million in unsecured low interest loans provided by third parties at a fixed interest rate of 1.00% to finance eligible loans offered through the Bank's community investment initiatives loan program. The accrued interest payable and interest expense on these notes was $19 thousand for the year ended March 31, 2022.

The following table presents expected maturities of the Company's long-term borrowings at March 31, 2022:

$ in thousands
Year ending March 31,
2023	$3
2024	—
2025	—
2026	—
2027	2,500
Thereafter	13,403
Total	$15,906

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2022	2021
Amounts outstanding at the end of year:
Subordinated debt securities	$13,403	$13,403
PPPLF	3	23,705
Other	2,500	—

Rate paid at year end:
Subordinated debt securities	3.97%	3.23%
PPPLF	0.35%	0.35%
Other	1.00%	—%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$2,000	$—
Subordinated debt securities	13,403	13,403
PPPLF	23,705	28,293
Other	2,500	—

Approximate average amounts outstanding for year:
FHLB advances	$22	$—
Subordinated debt securities	13,403	13,403
PPPLF	7,647	24,453
Other	1,757	—

Approximate weighted average rate paid during year:
FHLB advances	0.09%	—%
Subordinated debt securities	3.45%	4.19%
PPPLF	0.35%	0.35%
Other	1.06%	—%

NOTE 10.INCOME TAXES

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2022		2021
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(177)	21.0%	$(818)	21.0%
State and local income tax, net of Federal tax benefit	—	—	(70)	12.0
Impact of income tax rate changes	—	—	(25)	0.6
Change in valuation allowance	174	(20.7)	917	(33.5)
Other	3	(0.3)	(4)	(0.1)
Total income tax expense (benefit)	$—	—%	$—	—%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2022	2021
Deferred Tax Assets:
Allowance for loan losses	$1,874	$1,723
Compensation and benefits	39	16
Nonaccrual loan interest	89	54
Net operating loss carryforward	17,692	18,890
New markets tax credit	3,434	3,434
Unrealized loss on available-for-sale securities	1,399	667
Other	291	248
Total Deferred Tax Assets	24,818	25,032
Deferred Tax Liabilities:
Depreciation	815	916
Other	94	370
Total Deferred Tax Liabilities	909	1,286
Deferred Tax Assets, net	23,909	23,746
Valuation Allowance	(23,909)	(23,746)
Deferred Tax Assets, net of valuation allowance	$—	$—

At March 31, 2022, the Company had net operating carryforwards for federal purposes of approximately $46.0 million, for state purposes of approximately $71.0 million and for city purposes of approximately $59.0 million which are available to offset future federal, state and city income and which expire over varying periods from March 2030 through March 2040. Federal net operating loss carryforwards of $16.1 million do not expire, as such losses were incurred after the enactment of the Tax Cuts and Jobs Act, which provides for an unlimited loss carryforward period..

The Company has no uncertain tax positions. The Company and its subsidiaries are subject to federal, New York State and New York City income taxation. The Company is no longer subject to examination by taxing authorities for years before March 31, 2018. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

NOTE 11.LOSS PER COMMON SHARE

The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the years ended March 31:

$ in thousands except per share data	2022	2021
Net loss attributable to Carver Bancorp, Inc.	$(847)	$(3,896)

Weighted average common shares outstanding – basic	3,588,523	3,415,154
Weighted average common shares outstanding – diluted	3,588,523	3,415,154

Basic loss per common share	$(0.24)	$(1.14)
Diluted loss per common share	$(0.24)	$(1.14)

    For the years ended March 31, 2022 and March 31, 2021, all restricted shares and outstanding stock options were anti-dilutive. For details of restricted shares and stock options, please refer to Note 14. "Employee Benefit and Stock Compensation Plans."

NOTE 12.STOCKHOLDERS' EQUITY

    Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2022, there were 4,216,815 shares of Company common stock outstanding.

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

    The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2022, there were 13,751 shares of Series D Preferred Stock outstanding.

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2022, 11,744 shares of its common stock have been repurchased in open market transactions. As a result of the Company's participation in the TARP CDCI, the United States Department of the Treasury's (the "U.S. Treasury") prior approval was required to make further repurchases. On August 6, 2020, the Company entered into a Securities Purchase Agreement with the U.S. Treasury to repurchase 2,321,286 shares of the common stock of the Company, par value $0.01 per share, owned by the U.S. Treasury for an aggregate purchase price of $2.5 million. The stock repurchase provided for in the Securities Purchase Agreement was completed on August 6, 2020. Upon completion of the repurchase pursuant to the Securities Purchase Agreement, the U.S. Treasury was no longer a stockholder in the Company. In connection with the repurchase, Morgan Stanley provided a grant of $2.5 million that was considered contributed capital to the Company to fund the repurchase transaction.

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

On January 22, 2021, Prudential Insurance Company of America ("Prudential"), an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert them into 58,093 shares of Common Stock. During fiscal year 2022, Prudential donated a total of 3,850 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 470,855 shares of Common Stock. The conversions had no impact on the Company's total capital.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company may instruct Piper Sandler not to sell ATM Shares if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering of ATM Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the ATM Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Piper Sandler or the Company, as permitted therein. The Company will pay Piper Sandler a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and have agreed to provide Piper Sandler with customary indemnification and contribution rights. The Company will also reimburse Piper Sandler for certain specified expenses in connection with entering into the Sales Agreement. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. As of March 31, 2022, we have sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses.

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

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Regardless of Basel III's minimum requirements, Carver, as a result of the previously described Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2022, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 10.45%, Common Equity Tier 1 capital ratio of 13.75%, Tier 1 risk-based capital ratio of 13.75%, and a total risk-based capital ratio of 14.78%.

The table below presents the Bank's regulatory capital ratios at March 31, 2022 and 2021.

	March 31, 2022		March 31, 2021
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$76,906	10.45%	$66,644	10.01%
Individual minimum capital requirement	66,244	9.00%	59,946	9.00%
Minimum capital requirement	29,442	4.00%	26,643	4.00%
Excess	47,464	6.45%	40,001	6.01%

Common equity Tier 1
Regulatory capital	$76,906	13.75%	$66,644	14.41%
Minimum capital requirement	39,161	7.00%	32,383	7.00%
Excess	37,745	6.75%	34,261	7.41%

Tier 1 risk-based capital
Regulatory capital	$76,906	13.75%	$66,644	14.41%
Minimum capital requirement	47,553	8.50%	39,323	8.50%
Excess	29,353	5.25%	27,321	5.91%

Total risk-based capital
Regulatory capital	$82,672	14.78%	$71,989	15.56%
Individual minimum capital requirement	67,134	12.00%	55,514	12.00%
Minimum capital requirement	58,742	10.50%	48,575	10.50%
Excess	23,930	4.28%	23,414	5.06%
NOTE 13.OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the years ended March 31, 2022 and 2021:

$ in thousands	At March 31, 2021	Other Comprehensive Income	At March 31, 2022
Net unrealized loss on securities available-for-sale	$(3,175)	$(3,487)	$(6,662)

$ in thousands	At March 31, 2020	Other Comprehensive Income	At March 31, 2021
Net unrealized (loss) income on securities available-for-sale	$932	$(4,107)	$(3,175)

    The following table sets forth information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of operations and the affected line item in the statement where net income is presented.

	For the Twelve Months Ended March 31,		Affected Line Item in the Consolidated Statement of Operations
$ in thousands	2022	2021
Reclassification adjustment for sales of available for-sale securities, net of tax	$—	$1,193	Gain on sale of securities, net

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2022 included $3.5 million of unrealized losses for the year ended March 31, 2022. The balance at March 31, 2021 included $4.1 million of unrealized losses for the year ended March 31, 2021.

NOTE 14.EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. The Bank reinstated the 401(k) match in January 2022, which had been suspended since October 2020.

Compensation expense recognized for the savings incentive plan was $88 thousand and $118 thousand, respectively, for fiscal 2022 and 2021.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2022, there were 3,600 options outstanding under the 2006 Incentive Plan and 3,600 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized no expense for fiscal 2022 and $1 thousand as expense for fiscal 2021.

    In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. During fiscal 2022 no restricted stock awards were issued, in fiscal 2021 31,000 restricted stock awards were issued. At March 31, 2022, there were 3,000 options outstanding under the 2014 Incentive Plan and 1,417 were exercisable.  All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $101 thousand as expense for fiscal year 2022 and $88 thousand in fiscal year 2021.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2022		2021
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	72,750	$5.00	32,100	$3.09
Granted	—	—	51,000	5.84
Vested	(24,917)	4.73	(10,350)	3.02
Forfeited	9,000	5.11	—	—
Outstanding, end of year	56,833	$5.15	72,750	$5.00

Unrecognized compensation expense on unvested restricted shares as of March 31, 2022 totaled $138 thousand. This amount will be recognized over the remaining vesting period of 1.42 years (weighted average).

    Information regarding stock options as of and for the years ended March 31 is as follows:

	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,600	$5.42	4,733	$7.71
Granted	—	—	2,000	5.70
Exercised	—	—	—	—
Expired/Forfeited	—	—	133	97.50
Outstanding, end of year	6,600	$5.29	6,600	$5.42
Exercisable, at year end	5,267		4,350

Information regarding stock options as of March 31, 2022 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	5.70	$3.48	1,000	$3.48
5.00	$5.59	3,600	3.23	5.56	3,600	5.56
5.60	$5.99	2,000	8.33	5.70	667	5.70
Total		6,600			5,267

As of March 31, 2022, unrecognized compensation expense on unvested stock options totaled $5 thousand. This amount will be recognized over the remaining vesting period of 1.33 years (weighted average).

There were no stock options awarded to employees or directors during the year ended March 31, 2022.

    At March 31, 2022, all outstanding options had no intrinsic value.

The Company recorded stock compensation expense of $3 thousand in both fiscal 2022 and 2021.

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

The following table reflects the Bank's outstanding commitments as of March 31:

$ in thousands	2022	2021
Commitments to fund mortgage loans	$12,135	$2,179
Commitments to fund commercial and consumer loans	—	—
Lines of credit	2,986	1,677
Commitment to fund private equity investment	253	253
	$15,374	$4,109

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2021 (1)	$1,687
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(324)
Open claims as of March 31, 2022 (1)	$1,363
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

    The table below summarizes changes in our representation and warranty reserves during fiscal 2022.

$ in thousands	March 31, 2022
Representation and warranty repurchase reserve, March 31, 2021 (1)	$181
Net adjustment to reserve for repurchase losses (2)	(58)
Representation and warranty repurchase reserve, March 31, 2022 (1)	$123
(1) Reported in consolidated statements of financial condition as a component of other liabilities.

(2) Component of other non-interest expense.

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2022, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2022 and 2021, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$162	$162
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	448	—	448
Federal Home Loan Mortgage Corporation	—	21,547	—	21,547
Federal National Mortgage Association	—	11,584	—	11,584
U.S. Government Agency securities	—	13,785	—	13,785
Corporate bonds	—	4,121	—	4,121
Muni securities	—	15,768	—	15,768
Asset-backed securities	—	343	—	343
Total available-for-sale securities	—	67,596	—	67,596
Total assets	$—	$67,596	$162	$67,758

	Fair Value Measurements at March 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$147	$147
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	1,026	—	1,026
Federal Home Loan Mortgage Corporation	—	27,785	—	27,785
Federal National Mortgage Association	—	14,610	—	14,610
U.S. Government Agency securities	—	18,631	—	18,631
Corporate bonds	—	4,481	—	4,481
Muni securities	—	16,610	—	16,610
Asset-backed securities	—	3,364	—	3,364
Total available-for-sale securities	—	86,507	—	86,507
Total assets	$—	$86,507	$147	$86,654

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR"). Level 3 assets accounted for 0.02% of the Company's total assets measured at fair value at March 31, 2022 and 2021.

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

During the fiscal year ended March 31, 2022, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2022 and 2021:

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2022	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2022
Mortgage Servicing Rights	147	15	—	—	162	15

$ in thousands	Beginning balance, April 1, 2020	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2021
Mortgage Servicing Rights	145	2	—	—	147	2
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of March 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	162	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.70%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	147	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	13.33%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1200 basis points
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2022 and 2021, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$5,134	$5,134
Other real estate owned	$—	$—	$60	$60

	Fair Value Measurements at March 31, 2021, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$5,341	$5,341
Other real estate owned	$—	$—	$60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,134	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,341	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$61,018	$61,018	$61,018	$—	$—
Securities available-for-sale	67,596	67,596	—	67,596	—
Securities held-to-maturity	5,254	5,276	—	5,276	—
Loans receivable	573,880	563,821	—	—	563,821
Accrued interest receivable	2,414	2,414	—	2,414	—
Mortgage servicing rights	162	162	—	—	162
Financial Liabilities:
Deposits	$628,117	$624,160	$485,884	$138,276	$—
Other borrowed money	15,906	15,673	—	15,673	—
Accrued interest payable	91	91	—	91	—

	March 31, 2021
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$75,591	$75,591	$75,591	$—	$—
Securities available-for-sale	86,507	86,507	—	86,507	—
Securities held-to-maturity	7,807	8,140	—	8,140	—
Loans receivable	478,409	487,806	—	—	487,806
Accrued interest receivable	2,640	2,640	—	2,640	—
Mortgage servicing rights	147	147	—	—	147
Financial Liabilities:
Deposits	$556,559	$557,049	$402,843	$154,206	$—
Other borrowed money	37,108	37,150	—	37,150	—
Accrued interest payable	3,212	3,212	—	3,212	—

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

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based initiatives. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. In June 2006, CCDC received a NMTC award of $59 million. CCDC received a second NMTC award of $65 million in May 2009, and a third award of $25 million in August 2011. The NMTC compliance period was completed for all these entities, and subsidiary CDEs 2-21 have been dissolved. CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2022, there have been no activities in these entities.

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

As none of the Bank's VIEs meet the above criteria, there are no consolidated VIEs at March 31, 2022.

The Bank's unconsolidated VIEs, in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at March 31, 2022 are presented below:

	Involvement with SPE (000's)				Funded Exposure		Unfunded Exposure		Total
	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1(1)	$—	$—	$13,403	$13,403	$13,022	$403	$—	$—	$13,425
1 Carver Statutory Trust debt investment includes deferred interest of $22 thousand.

NOTE 19.NON-INTEREST REVENUE AND EXPENSE

    ASC Topic 606, Revenue from Contracts with Customers ("Topic 606") does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gains on sales of residential mortgage and SBA loans, income associated with servicing assets, and loan fees, including residential mortgage originations to be sold and prepayment and late fees charged across all loan categories are also not in scope of the new guidance. Topic 606 is applicable to non-interest revenue streams, such as depository fees, service charges and commission revenues. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Non-interest revenue streams in-scope of Topic 606 are discussed below.

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

Interchange income

The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
$ in thousands	2022	2021
Non-interest income
In-scope of Topic 606
Depository fees and charges	$2,141	$2,637
Loan fees and service charges	225	288
Other non-interest income	2,616	1,279
Non-interest income (in-scope of Topic 606)	4,982	4,204
Non-interest income (out-of-scope of Topic 606)	2,372	1,994
Total non-interest income	$7,354	$6,198

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2022	2021
Other non-interest income:
Correspondent banking fees	$2,574	$1,235
Other	307	276
Total non-interest income	$2,881	$1,511

Other non-interest expense:
Advertising	$572	$380
Legal expense	626	498
Insurance and surety	927	766
Audit expense	851	378
Data lines / internet	410	432
Retail expenses	820	825
Director's fees	344	366
Other	2,659	1,749
Total non-interest expense	$7,209	$5,394

NOTE 20.CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2022	2021
Assets
Cash on deposit with subsidiaries	$1,433	$12,374
Investment in subsidiaries	70,646	63,871
Other assets	66	363
Total assets	$72,145	$76,608

Liabilities and Stockholders' Equity
Borrowings	$15,903	$13,403
Accounts payable to subsidiaries	499	7,656
Other liabilities	656	3,248
Total liabilities	17,058	24,307

Stockholders’ equity	55,087	52,301
Total liabilities and stockholders’ equity	$72,145	$76,608

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2022	2021
Income
Equity in net income/loss from subsidiaries	$706	$(3,039)
Other income	17	21
Grant income	60	500
Total income (loss)	783	(2,518)
Expense
Interest expense on borrowings	481	562
Salaries and employee benefits	232	168
Shareholder expense	162	223
Other	755	425
Total expense	1,630	1,378
Net loss	$(847)	$(3,896)
Comprehensive loss	$(4,334)	$(8,003)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2022	2021
Cash Flows From Operating Activities
Net loss	$(847)	$(3,896)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net income/loss from subsidiaries	(706)	3,039
Decrease (increase) in accounts receivable from subsidiaries	205	(164)
Decrease (increase) in other assets	92	(38)
(Decrease) increase in accounts payable to subsidiaries	(1,213)	917
(Decrease) increase in other liabilities	(2,593)	609
Net cash (used in) provided by operating activities	(5,062)	467

Cash Flows From Financing Activities
Increase in borrowings	2,500	—
Capital contribution	(15,500)	2,500
Redemption of treasury stock, net	—	(2,500)
Issuance of common stock	2,999	3,197
Issuance of preferred stock	4,000	8,177
Restricted stock vesting	122	37
Net cash (used in) provided by financing activities	(5,879)	11,411

Net (decrease) increase in cash	(10,941)	11,878
Cash and cash equivalents – beginning	12,374	496
Cash and cash equivalents – ending	$1,433	$12,374

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2022, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

    Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

    The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2022.

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

(c) Changes in Internal Control Over Financial Reporting

    There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers of Carver and Carver Federal" in the Company's definitive proxy statement to be filed in connection with the 2022 Annual Meeting of Stockholders (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Delinquent Section 16(a) Reports" in the Proxy Statement.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is BDO USA, LLP, New York, New York, PCAOB ID: 243. The information required in response to this Item is incorporated by reference from the section entitled "Auditor Fee Information" in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.    List of Documents Filed as Part of this Annual Report on Form 10-K

A.    The following consolidated financial statements are included in Item 8 of this Annual Report:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Statements of Financial Condition as of March 31, 2022 and 2021

3.    Consolidated Statements of Operations for the years ended March 31, 2022 and 2021

4.    Consolidated Statements of Comprehensive Loss for the years ended March 31, 2022 and 2021

5.    Consolidated Statements of Changes in Equity for the years ended March 31, 2022 and 2021

6.    Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021

7.    Notes to Consolidated Financial Statements.

B.    Financial Statement Schedules. Financial statement schedules are included in Item 8 of this Annual Report.

II.    Exhibits required by Item 601 of Regulation S-K:

A.    See Exhibit Index

III. Exhibits required by Rule 405 of Regulation S-T
A.     See Exhibit Index

ITEM 16.FORM 10-K SUMMARY.

    None.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Securities Purchase Agreement by and between Carver Bancorp, Inc. and the U.S. Treasury Department, dated August 6, 2020 (1)
2.2	Stock Purchase Agreement, by and between Carver Bancorp, Inc. and Wells Fargo Central Pacific Holdings, Inc., dated February 1, 2021 (2)
2.3	Stock Purchase Agreement, by and between Carver Bancorp, Inc. and J.P. Morgan Chase Community Development Corporation, dated February 16, 2021 (3)
2.4	Preferred Stock Purchase Agreement, by and between Carver Bancorp, Inc. and J.P. Morgan Chase Community Development Corporation, dated September 27, 2021 (4)
3.1	Certificate of Incorporation of Carver Bancorp, Inc. (5)
3.2	Second Amended and Restated Bylaws of Carver Bancorp, Inc. (6)
3.3
Certificate of Designation for Mandatorily Convertible Non-Voting Participating Preferred Stock Series C and Convertible Non-Cumulative Non-Voting Participating Preferred Stock, Series D of Carver Bancorp, Inc. (7)

3.4	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(8)
3.5	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (9)
3.6	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (10)
3.7	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (11)
4.1	Stock Certificate of Carver Bancorp, Inc. (5)
4.2	Description of Carver Bancorp, Inc. Securities
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (12)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (12)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (12)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (13)
10.5	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (14)
10.6	Carver Bancorp, Inc. 2014 Equity Incentive Plan (15)
10.7	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (16)
10.8	Sales Agreement by and between Carver Bancorp, Inc. and Piper Sandler & Co., dated as of December 14, 2021 (17)
11	Code of Ethics (18)
21.1	Subsidiaries of the Registrant
23.1	Consent of Current Independent Registered Public Accounting Firm - BDO USA, LLP
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibits 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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
(4)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.
(5)Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.

(6)Incorporated herein by reference to the Exhibits to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.
(7)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(8)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(9)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(10)Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(11)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.
(12)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.
(13)Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.
(14)Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.
(15)Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.
(16)Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.
(17)Incorporated herein by reference to the Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on December 14, 2021.
(18)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

July 14, 2022	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on July 14, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

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