Form 10-Q
period 2022-06-30
CARVER BANCORP INC
filed 2022-08-15
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2022
Common Stock, par value $0.01	4,224,821

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	June 30, 2022	March 31, 2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$43,127	$60,764
Money market investments	254	254
Total cash and cash equivalents	43,381	61,018
Investment securities:
Available-for-sale, at fair value	60,718	67,596
Held-to-maturity, at amortized cost (fair value of $5,058 and $5,276 at June 30, 2022 and March 31, 2022, respectively)	5,100	5,254
Total investment securities	65,818	72,850
Loans receivable:
Real estate mortgage loans	395,537	407,835
Commercial business loans	158,327	170,031
Consumer loans	1,533	1,638
Loans, gross	555,397	579,504
Allowance for loan and lease losses	(5,604)	(5,624)
Total loans receivable, net	549,793	573,880
Premises and equipment, net	3,565	3,775
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,141	584
Accrued interest receivable	2,320	2,414
Right-of-use assets	13,029	13,637
Other assets	11,879	7,156
Total assets	$690,926	$735,314

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$105,913	$107,472
Interest-bearing deposits:
Interest-bearing checking	57,413	57,985
Savings	111,696	112,305
Money market	171,985	208,122
Certificates of deposit	139,282	139,255
Escrow	2,005	2,978
Total interest-bearing deposits	482,381	520,645
Total deposits	588,294	628,117
Advances from the FHLB-NY and other borrowed money	25,928	15,949
Operating lease liability	13,806	14,393
Other liabilities	12,262	21,768
Total liabilities	640,290	680,227

EQUITY
Preferred stock, (par value $0.01 per share: 13,201 and 13,751 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at June 30, 2022 and March 31, 2022, respectively)	13,201	13,751
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at June 30, 2022 and March 31, 2022)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at June 30, 2022 and March 31, 2022, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 6,791,828 and 6,720,618 shares issued; 4,288,025 and 4,216,815 shares outstanding at June 30, 2022 and March 31, 2022, respectively)	68	67
Additional paid-in capital	82,734	82,165
Accumulated deficit	(44,360)	(43,503)
Treasury stock, at cost (2,503,803 shares at June 30, 2022 and March 31, 2022)	(2,908)	(2,908)
Accumulated other comprehensive loss	(10,276)	(6,662)
Total equity	50,636	55,087
Total liabilities and equity	$690,926	$735,314
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2022	2021
Interest income:
Loans	$5,977	$4,839
Mortgage-backed securities	159	244
Investment securities	165	225
Money market investments	72	21
Total interest income	6,373	5,329

Interest expense:
Deposits	411	525
Advances and other borrowed money	148	152
Total interest expense	559	677

Net interest income	5,814	4,652
(Recovery of) provision for loan losses	(27)	72
Net interest income after (recovery of) provision for loan losses	5,841	4,580

Non-interest income:
Depository fees and charges	555	603
Loan fees and service charges	119	102
Other	35	936
Total non-interest income	709	1,641

Non-interest expense:
Employee compensation and benefits	3,184	2,808
Net occupancy expense	1,084	1,087
Equipment, net	514	474
Data processing	616	837
Consulting fees	150	20
Federal deposit insurance premiums	101	91
Other	1,758	3,660
Total non-interest expense	7,407	8,977

Loss before income taxes	(857)	(2,756)
Income tax expense	—	—
Net loss	$(857)	$(2,756)

Loss per common share:
Basic	$(0.20)	$(0.81)
Diluted	(0.20)	(0.81)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2022	2021
Net loss	$(857)	$(2,756)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(3,614)	2,119
Total other comprehensive (loss) income, net of tax	(3,614)	2,119
Total comprehensive loss, net of tax	$(4,471)	$(637)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended June 30, 2022
Balance — March 31, 2022	$25,928	$67	$82,165	$(43,503)	$(2,908)	$(6,662)	$55,087
Net loss	—	—	—	(857)	—	—	(857)
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,614)	(3,614)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	20	—	—	—	20
Balance — June 30, 2022	$25,378	$68	$82,734	$(44,360)	$(2,908)	$(10,276)	$50,636

Three Months Ended June 30, 2021
Balance — March 31, 2021	$25,778	$58	$75,204	$(42,656)	$(2,908)	$(3,175)	$52,301
Net loss	—	—	—	(2,756)	—	—	(2,756)
Other comprehensive income, net of taxes	—	—	—	—	—	2,119	2,119
Conversion of Series D preferred stock to common stock	(1,100)	1	1,099	—	—	—	—
Stock based compensation expense	—	1	25	—	—	—	26
Balance — June 30, 2021	$24,678	$60	$76,328	$(45,412)	$(2,908)	$(1,056)	$51,690

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857)	$(2,756)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Recovery of) provision for loan losses	(27)	72
Stock based compensation expense	20	26
Depreciation and amortization expense	260	259
Amortization and accretion of loan premiums and discounts and deferred charges	(65)	159
Amortization and accretion of premiums and discounts — securities	132	89
Decrease in accrued interest receivable	94	61
Increase in other assets	(4,800)	(162)
Decrease in other liabilities	(9,524)	(2,027)
Net cash used in operating activities	(14,767)	(4,279)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	3,135	2,443
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	151	1,961
Loans held-for investment, net of repayments/payoffs and (originations)	33,178	1,883
Loans purchased from third parties	(8,901)	(8,370)
Proceeds from participation loans sold	—	926
Purchase of FHLB-NY stock, net	(557)	(32)
Purchase of premises and equipment	(50)	(98)
Net cash provided by (used in) investing activities	26,956	(1,287)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(39,823)	11,717
Increase (decrease) in FHLB-NY advances and other borrowings	9,997	(4,515)
Increase in long-term debt	—	1,500
Net cash (used in) provided by financing activities	(29,826)	8,702
Net (decrease) increase in cash and cash equivalents	(17,637)	3,136
Cash and cash equivalents at beginning of period	61,018	75,591
Cash and cash equivalents at end of period	$43,381	$78,727

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$—	$680
Recognition of operating lease liability	—	680
Conversion of preferred stock to common stock	$550	$1,100

Cash paid for:
Interest	$559	$3,765
Income taxes	17	16
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the interest scheduled for December 17, 2021. Subsequently, the Company made the regular quarterly interest payment on its outstanding debentures due on March 17, 2022 and June 17, 2022. The interest rate was 5.08% and the total amount of deferred interest was $26 thousand at June 30, 2022.

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

Variable interest entities ("VIEs") are consolidated, as required, when Carver has a controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both (a) the power to direct activities of a VIE that most significantly impact the entity's economic performance; and (b) the obligation to absorb losses of the entity that could benefit from the activities that could potentially be significant to the VIE.

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended March 31, 2023. The consolidated balance sheet at June 30, 2022 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2022. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. Additionally, the Federal Reserve has increased the federal funds rate at each of its meetings in 2022, and will likely continue to increase the rate in order to bring down inflation that is at a 40-year high.

For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. Less than 71 percent of the City’s pandemic-induced job losses have returned, and unemployment remains high at 6.5 percent.

The Company is closely monitoring its asset quality, liquidity, and capital positions, as well as the credit risk in its loan portfolio. Management is actively working to minimize the current and future impact of this unusual situation, and is continuing to make adjustments to operations where appropriate or necessary to mitigate risk. However, these factors and events may have negative effects on the business, financial condition, and results of operations of the Company and its customers.

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2022	2021
Net loss	$(857)	$(2,756)

Weighted average common shares outstanding - basic	4,229,209	3,382,793
Weighted average common shares outstanding – diluted	4,229,209	3,382,793

Basic loss per common share	$(0.20)	$(0.81)
Diluted loss per common share	(0.20)	(0.81)

The Company has preferred stock which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three months ended June 30, 2022 and 2021, all restricted shares and outstanding stock options were anti-dilutive.

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

On January 22, 2021, Prudential Insurance Company of America ("Prudential"), an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert such shares into 58,093 shares of common stock. During fiscal year 2022, Prudential donated a total of 3,850 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 470,855 shares of Common Stock. During the three months ended June 30, 2022, Prudential donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. The conversions had no impact on the Company's total capital.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company may instruct Piper Sandler not to sell ATM Shares if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering of ATM Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the ATM Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Piper Sandler or the Company, as permitted therein. The Company will pay Piper Sandler a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and have agreed to provide Piper Sandler with customary indemnification and contribution rights. The Company will also reimburse Piper Sandler for certain specified expenses in connection with entering into the Sales Agreement. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings during the three months ended June 30, 2022.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

    The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the three months ended June 30, 2022 and 2021:

$ in thousands	At March 31, 2022	Other Comprehensive Income, net of tax	At June 30, 2022
Net unrealized income (loss) on securities available-for-sale	$(6,662)	$(3,614)	$(10,276)

$ in thousands	At March 31, 2021	Other Comprehensive Loss, net of tax	At June 30, 2021
Net unrealized income (loss) on securities available-for-sale	$(3,175)	$2,119	$(1,056)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the three months ended June 30, 2022 and 2021.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2022, securities with fair value of $60.7 million, or 92.3%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $5.1 million, or 7.7%, were classified as held-to-maturity, compared to $67.6 million and $5.3 million at March 31, 2022, respectively. The Bank had no securities classified as trading at June 30, 2022 and March 31, 2022.

    Other investments as of June 30, 2022 primarily consists of the Bank's investment in a limited partnership Community Capital Fund and a $5 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023. These securities are measured at fair value with changes in fair value reflected in net income. Other investments totaled $6.1 million at June 30, 2022 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2022 and March 31, 2022:

	At June 30, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$399	$2	$1	$400
Federal Home Loan Mortgage Corporation	22,955	—	3,267	19,688
Federal National Mortgage Association	12,444	—	1,861	10,583
Total mortgage-backed securities	35,798	2	5,129	30,671
U.S. Government Agency Securities	11,843	5	29	11,819
Corporate Bonds	5,271	—	1,802	3,469
Muni Securities	17,736	—	3,317	14,419
Asset-backed Securities	346	—	6	340
Total available-for-sale	$70,994	$7	$10,283	$60,718

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$438	$13	$—	$451
Federal National Mortgage Association and Other	4,662	—	55	4,607
Total held-to maturity	$5,100	$13	$55	$5,058

	At March 31, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$439	$9	$—	$448
Federal Home Loan Mortgage Corporation	23,744	—	2,197	21,547
Federal National Mortgage Association	12,852	—	1,268	11,584
Total mortgage-backed securities	37,035	9	3,465	33,579
U.S. Government Agency Securities	13,864	—	79	13,785
Corporate Bonds	5,271	—	1,150	4,121
Muni Securities	17,741	—	1,973	15,768
Asset-backed Securities	347	—	4	343
Total available-for-sale	$74,258	$9	$6,671	$67,596

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$481	$27	$—	$508
Federal National Mortgage Association and Other	4,773	9	14	4,768
Total held-to-maturity	$5,254	$36	$14	$5,276

There were no sales of available-for-sale and held-to-maturity securities for the three months ended June 30, 2022 and June 30, 2021.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2022 and March 31, 2022 for less than 12 months and 12 months or longer:

	At June 30, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$804	$6,354	$4,325	$23,969	$5,129	$30,323
U.S. Government Agency securities	—	—	29	6,936	29	6,936
Corporate bonds	—	—	1,802	3,469	1,802	3,469
Muni securities	2,722	12,426	595	1,993	3,317	14,419
Asset-backed securities	6	340	—	—	6	340
Total available-for-sale securities	$3,532	$19,120	$6,751	$36,367	$10,283	$55,487
Held-to-Maturity:
Mortgage-backed securities	$55	$4,557	$—	$—	$55	$4,557
Total held-to-maturity securities	$55	$4,557	$—	$—	$55	$4,557

	At March 31, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$519	$7,057	$2,946	$26,128	$3,465	$33,185
U.S. Government Agency securities	—	—	79	13,785	79	13,785
Corporate bonds	—	—	1,150	4,121	1,150	4,121
Muni securities	1,640	13,512	333	2,256	1,973	15,768
Asset-backed securities	4	343	—	—	4	343
Total available-for-sale securities	$2,163	$20,912	$4,508	$46,290	$6,671	$67,202
Held-to-Maturity:
Mortgage-backed securities	$14	$2,204	$—	$—	$14	$2,204
Total held-to-maturity securities	$14	$2,204	$—	$—	$14	$2,204

    A total of 23 securities had an unrealized loss at June 30, 2022 and March 31, 2022. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 54.6%, 12.5%, 26.0% and 6.3%, respectively, of total available-for-sale securities in an unrealized loss position at June 30, 2022. There were four mortgage-backed securities, two U.S. government agency securities, one corporate bond and one municipal security that had an unrealized loss position for more than 12 months at June 30, 2022. Given the high credit quality of the mortgage-backed securities, which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the U.S. Government Agency and municipal securities, and the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at June 30, 2022.

    The following is a summary of the amortized cost and fair value of debt securities at June 30, 2022, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$346	$340	1.06%
One through five years	—	—	—%
Five through ten years	6,713	6,460	2.38%
After ten years	28,137	23,247	2.20%
Mortgage-backed securities	35,798	30,671	1.43%
Total	$70,994	$60,718	2.41%
Held-to-maturity:
Mortgage-backed securities	$5,100	$5,058	2.43%

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

During fiscal year 2021, we increased our qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, we adjusted our qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio. These increases in reserves were partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories.

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

    The following is a summary of loans receivable at June 30, 2022 and March 31, 2022:

	June 30, 2022		March 31, 2022
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$67,373	12.2%	$69,297	12.0%
Multifamily	151,787	27.5%	160,800	27.9%
Commercial real estate	173,047	31.3%	174,270	30.2%
Business (1)	158,491	28.7%	170,497	29.6%
Consumer (2)	1,518	0.3%	1,623	0.3%
Total loans receivable	$552,216	100.0%	$576,487	100.0%

Unamortized premiums, deferred costs and fees, net	3,181		3,017

Allowance for loan losses	(5,604)		(5,624)
Total loans receivable, net	$549,793		$573,880
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of June 30, 2022, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first and second rounds of the program. Business loans included PPP loans outstanding totaling $7.9 million as of June 30, 2022.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. At June 30, 2022 and March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three month periods ended June 30, 2022 and 2021, and the fiscal year ended March 31, 2022.

Three months ended June 30, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Charge-offs	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	19	1	—	20
Provision for (recovery of) Loan Losses	(82)	(61)	(49)	(195)	2	358	(27)
Ending Balance	$649	$1,053	$1,108	$2,321	$113	$360	$5,604

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$611	$1,053	$1,108	$2,244	$113	$360	$5,489
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	38	—	—	77	—	—	115

Loan Receivables Ending Balance:	$68,294	$153,141	$174,102	$158,327	$1,533	$—	$555,397
Ending Balance: collectively evaluated for impairment	62,647	153,032	167,932	151,929	1,533	—	537,073
Ending Balance: individually evaluated for impairment	5,647	109	6,170	6,398	—	—	18,324

At March 31, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$731	$1,114	$1,157	$2,428	$123	$2	$5,555
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	—	—	—	69	—	—	69

Loan Receivables Ending Balance:	$70,261	$162,261	$175,313	$170,031	$1,638	$—	$579,504
Ending Balance: collectively evaluated for impairment	65,369	161,746	175,313	163,991	1,638	—	568,057
Ending Balance: individually evaluated for impairment	4,892	515	—	6,040	—	—	11,447

Three months ended June 30, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(55)	—	(55)
Recoveries	—	—	—	49	8	—	57
Provision for (recovery of) Loan Losses	28	(54)	(37)	200	26	(91)	72
Ending Balance	$1,086	$826	$870	$2,104	$144	$184	$5,214

The following is a summary of nonaccrual loans at June 30, 2022 and March 31, 2022.

$ in thousands	June 30, 2022	March 31, 2022
Gross loans receivable:
One-to-four family	$4,600	$4,892
Multifamily	109	515
Commercial real estate	6,170	4,601
Business	1,234	1,448
Consumer	—	25
Total nonaccrual loans	$12,113	$11,481

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

    At June 30, 2022 and March 31, 2022, other non-performing assets totaled $60 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at June 30, 2022 and March 31, 2022.

    Although we believe that substantially all risk elements at June 30, 2022 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

    One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

    At June 30, 2022, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$151,425	$166,227	$144,449
Special Mention	778	720	6,245
Substandard	938	7,155	7,633
Total	$153,141	$174,102	$158,327

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$62,647	$1,533
Non-Performing		5,647	—
Total		$68,294	$1,533

    At March 31, 2022, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$155,274	$164,543	$155,196
Special Mention	897	8,157	6,302
Substandard	6,090	2,613	8,533
Total	$162,261	$175,313	$170,031

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$65,369	$1,613
Non-Performing		4,892	25
Total		$70,261	$1,638

    The following table presents an aging analysis of the recorded investment of past due loans receivables at June 30, 2022 and March 31, 2022.
.

June 30, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$73	$3,995	$4,068	$64,226	$68,294
Multifamily	—	—	—	—	153,141	153,141
Commercial real estate	—	1,110	1,608	2,718	171,384	174,102
Business	—	—	703	703	157,624	158,327
Consumer	—	181	—	181	1,352	1,533
Total	$—	$1,364	$6,306	$7,670	$547,727	$555,397

March 31, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,943	$—	$5,229	$7,172	$63,089	$70,261
Multifamily	4,435	115	515	5,065	157,196	162,261
Commercial real estate	4,010	—	4,601	8,611	166,702	175,313
Business	923	40	664	1,627	168,404	170,031
Consumer	84	45	25	154	1,484	1,638
Total	$11,395	$200	$11,034	$22,629	$556,875	$579,504

    The following table presents information on impaired loans with the associated allowance amount, if applicable, at June 30, 2022 and March 31, 2022.

	At June 30, 2022			At March 31, 2022
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$5,202	$5,826	$—	$4,892	$5,576	$—
Multifamily	109	112	—	515	515	—
Commercial real estate	6,170	6,240	—	—	—	—
Business	1,234	1,542	—	837	909	—
With an allowance recorded:
One-to-four family	445	445	38	—	—	—
Business	5,164	5,164	77	5,203	5,203	69
Total	$18,324	$19,329	$115	$11,447	$12,203	$69

    The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three month periods ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,
	2022		2021
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$5,047	$42	$3,742	$4
Multifamily	312	3	627	—
Commercial real estate	3,085	39	555	—
Business	1,036	8	2,286	—
With an allowance recorded:
One-to-four family	223	3	75	—
Business	5,184	72	5,403	76
Total	$14,887	$167	$12,688	$80

    In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a concession. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were two loan modifications made during the three months ended June 30, 2022. There were no loan modifications made during the three months ended June 30, 2021. Total TDR loans at June 30, 2022 were $7.6 million, $1.4 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2022, total TDR loans were $6.9 million, of which $1.7 million were non-performing. The following table presents an analysis of the loan modification that was classified as a TDR during the three months ended June 30, 2022.

	Loan Modifications for the three months ended
	June 30, 2022
$ in thousands	Number of loans	Recorded investment at time of modification
One-to-four family	2	$1,047

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended June 30, 2022 and 2021, there were no modified loans that defaulted within 12 months of modification.

    At June 30, 2022, there were 4 loans in the TDR portfolio totaling $6.2 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2022, there were 2 loans in the TDR portfolio totaling $5.2 million that were on accrual status.

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

    The aggregate amount of loans outstanding to related parties was $30 thousand at June 30, 2022 and at March 31, 2022. There were no advances or principal repayments during the three months ended June 30, 2022.

    Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 8. FAIR VALUE MEASUREMENTS

    Fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are categorized in a a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2022 and March 31, 2022, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$165	$165
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	400	—	400
Federal Home Loan Mortgage Corporation	—	19,688	—	19,688
Federal National Mortgage Association	—	10,583	—	10,583
U.S. Government Agency securities	—	11,819	—	11,819
Corporate bonds	—	3,469	—	3,469
Muni securities	—	14,419	—	14,419
Asset-backed securities	—	340	—	340
Total available-for-sale securities	—	60,718	—	60,718
Total assets	$—	$60,718	$165	$60,883

	Fair Value Measurements at March 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$162	$162
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	448	—	448
Federal Home Loan Mortgage Corporation	—	21,547	—	21,547
Federal National Mortgage Association	—	11,584	—	11,584
U.S. Government Agency securities	—	13,785	—	13,785
Corporate bonds	—	4,121	—	4,121
Muni securities	—	15,768	—	15,768
Asset-backed securities	—	343	—	343
Total available-for-sale securities	—	67,596	—	67,596
Total assets	$—	$67,596	$162	$67,758

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at June 30, 2022 and March 31, 2022.

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

    In the three month period ended June 30, 2022, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2022 and 2021:

$ in thousands	Beginning balance, April 1, 2022	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2022	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2022
Mortgage servicing rights	162	3	—	—	165	3

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2021
Mortgage servicing rights	147	4	—	—	151	4
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of June 30, 2022 and March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	165	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	4.69%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	162	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.70%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2022 and March 31, 2022, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,494	$5,494
Other real estate owned	—	—	60	$60

	Fair Value Measurements at March 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,334	$5,334
Other real estate owned	—	—	60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2022 and March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,494	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,334	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2022 and March 31, 2022 are as follows:

	June 30, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$43,381	$43,381	$43,381	$—	$—
Securities available-for-sale	60,718	60,718	—	60,718	—
Securities held-to-maturity	5,100	5,058	—	5,058	—
Loans receivable	549,793	530,627	—	—	530,627
Accrued interest receivable	2,320	2,320	—	2,320	—
Mortgage servicing rights	165	165	—	—	165
Financial Liabilities:
Deposits	$588,294	$584,330	$447,007	$137,323	$—
Advances from FHLB of New York	10,000	10,000	—	10,000	—
Other borrowed money	15,903	14,487	—	14,487	—
Accrued interest payable	91	91	—	91	—

	March 31, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$61,018	$61,018	$61,018	$—	$—
Securities available-for-sale	67,596	67,596	—	67,596	—
Securities held-to-maturity	5,254	5,276	—	5,276	—
Loans receivable	573,880	563,821	—	—	563,821
Accrued interest receivable	2,414	2,414	—	2,414	—
Mortgage servicing rights	162	162	—	—	162
Financial Liabilities:
Deposits	$628,117	$624,160	$485,884	$138,276	$—
Other borrowed money	15,906	15,673	—	15,673	—
Accrued interest payable	91	91	—	91	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
$ in thousands	2022	2021
Non-interest income
In-scope of Topic 606
Depository fees and charges	$555	$603
Loan fees and service charges	116	98
Other non-interest income	10	876
Non-interest income (in-scope of Topic 606)	681	1,577
Non-interest income (out-of-scope of Topic 606)	28	64
Total non-interest income	$709	$1,641

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended June 30,
$ in thousands	2022	2021
Other non-interest income:
Correspondent banking fees	$—	$865
Other	35	71
Total non-interest income	$35	$936

Other non-interest expense:
Advertising	$153	$99
Legal expense	71	79
Insurance and surety	296	199
Audit expense	151	112
Data lines / internet	96	109
Security services	74	47
Retail expenses	216	243
Loss contingency	—	2,100
Director's fees	123	71
Other	578	601
Total non-interest expense	$1,758	$3,660

NOTE 11. LEASES

    The Company applies Accounting Standards Codification Topic 842, Leases, ("ASC 842") to its leases. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of June 30, 2022, operating ROU lease assets and related lease liabilities totaled $13.0 million and $13.8 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of June 30, 2022, the Company had $34 thousand and $25 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three months ended June 30, 2022:

June 30, 2022
Weighted-average remaining lease term
Operating leases	5.7 years
Finance lease	1.9 years

Weighted-average discount rate
Operating leases	2.96%
Finance lease	1.77%

	Three Months Ended June 30,
$ in thousands	2022	2021
Operating lease expense	$716	$712

Finance lease cost
Amortization of right-of use asset	18	17
Interest on lease liability	—	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	696	686
Finance lease	19	24

    Maturities of lease liabilities at June 30, 2022 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2023	$1,927	$12
2024	2,674	11
2025	2,458	3
2026	2,449	—
2027	2,193	—
Thereafter	3,423	—
Total lease payments	15,124	26
Interest	(1,318)	(1)
Lease liability	$13,806	$25

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Target Transition Relief," to provide transition relief by giving entities an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, which extended the CECL implementation date for smaller reporting companies, as defined by the SEC. The new effective date is for fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024), including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," to amend or clarify guidance regarding expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations. In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures," which eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. The amendments also require disclosure of current period gross writeoffs by year of origination. The effective dates for the amendments in ASU 2022-02 are the same as the effective dates in ASU 2016-13. The Company is evaluating the impacts of this ASU and does not believe it will have a material impact on the consolidated financial statements.

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

•risks related to a high concentration of loans secured by property located in our market area;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $690.9 million in assets and 109 employees as of June 30, 2022.

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

    The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at June 30, 2022, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,403	$13,403	$13,026	$403	$—	$—	$13,429
(1) Carver Statutory Trust I debt investment includes deferred interest of $26 thousand.

Critical Accounting Estimates

    Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2022 included in its Form 10-K for the year ended March 31, 2022, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies with respect to the methodologies used to determine the allowance for loan and lease losses is the most critical accounting policy. This policy involves a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2022.

Allowance for Loan and Lease Losses

    The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Citing strong job gains, the Federal Reserve approved a second consecutive interest rate hike in July 2022, and will likely continue to increase the rate to bring down inflation that is at a 40-year high. A rising rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2022, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). As a result of the Company's participation in the TARP CDCI, the Treasury Department's prior approval was required to make further repurchases. On October 28, 2011, the Treasury Department converted its preferred stock into common stock, which it continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the Treasury Department for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of August 6, 2020, the Company is no longer bound by the TARP CDCI restrictions as the U.S. Treasury is no longer a common stockholder of the Company.

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $10.0 million, or 62.9%, to $25.9 million at June 30, 2022, compared to $15.9 million at March 31, 2022 as the Bank secured a $10 million overnight advance from the FHLB-NY at quarter-end. At June 30, 2022, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $36.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. During the three months ended June 30, 2022, the Bank repaid its remaining $3 thousand outstanding advance under its PPP liquidity facility ("PPPLF") at the Federal Reserve. The Company also had $13.4 million in subordinated debt securities and $2.5 million in low interest loans outstanding as of June 30, 2022.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2022 and March 31, 2022, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $43.4 million and $61.0 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the agent. There were no additional offerings during the three months ended June 30, 2022.

    The most significant potential liquidity challenge the Bank faces is variability in its cash flows as a result of mortgage refinance activity. When mortgage interest rates decline, customers’ refinance activities tend to accelerate, causing the cash flow from both the mortgage loan portfolio and the mortgage-backed securities portfolio to accelerate. In contrast, when mortgage interest rates increase, refinance activities tend to slow, causing a reduction of liquidity. However, in a rising rate environment, customers generally tend to prefer fixed-rate mortgage loan products over variable rate products. Carver Federal is also at risk of deposit outflows due to a competitive interest rate environment.

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2022, total cash and cash equivalents decreased $17.6 million to $43.4 million at June 30, 2022, compared to $61.0 million at March 31, 2022, reflecting cash used in financing activities of $29.8 million and cash used in operating activities of $14.8 million, partially offset by cash provided by investing activities of $27.0 million. Net cash used in financing activities of $29.8 million resulted from a net decrease in deposits of $39.8 million, partially offset by an increase of $10.0 million in FHLB-NY advances and other borrowings. The net decrease in deposits was primarily attributable to large outflows from several accounts, including $30.7 million from a customer relationship and $10.1 million from a brokered money market account. The Bank secured a $10.0 million overnight advance from the FHLB-NY on June 30, 2022 to ensure the availability of sufficient liquidity for forecasted loan closings. Net cash used in operating activities totaled $14.8 million, which was primarily due to a $4.8 million increase in other assets from the purchase of a $5.0 million bank-owned life insurance policy, and a $9.5 million decrease in other liabilities related to an outstanding teller check from the prior fiscal year that cleared during the first quarter. Net cash provided by investing activities of $27.0 million was attributable to loan principal repayments and payoffs, net of originations and purchases, and investment paydowns.

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

    The table below presents the capital position of the Bank at June 30, 2022:

	June 30, 2022
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$76,331	10.97%
Individual minimum capital requirement	62,624	9.00%
Minimum capital requirement	27,833	4.00%
Excess over individual minimum capital requirement	13,707	1.97%

Common equity Tier 1
Regulatory capital	$76,331	13.87%
Minimum capital requirement	38,528	7.00%
Excess	37,803	6.87%

Tier 1 risk-based capital
Regulatory capital	$76,331	13.87%
Minimum capital requirement	46,784	8.50%
Excess	29,547	5.37%

Total risk-based capital
Regulatory capital	$82,049	14.91%
Individual minimum capital requirement	66,048	12.00%
Minimum capital requirement	57,792	10.50%
Excess over individual minimum capital requirement	16,001	2.91%

Bank Regulatory Matters

    On May 24, 2016, the Bank entered into a Formal Agreement with the OCC to undertake certain compliance-related and other actions. As a result of the Formal Agreement, the Bank must obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers. The Bank may not declare or pay dividends or make any other capital distributions, including to the Company, without first filing an application with the OCC and receiving the prior approval of the OCC. Furthermore, the Bank must seek the OCC's written approval and the FDIC's written concurrence before entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Formal Agreement, Carver was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk based capital ratio.

    At June 30, 2022, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.97%, Common Equity Tier 1 capital ratio of 13.87%, Tier 1 risk-based capital ratio of 13.87%, and a total risk-based capital ratio of 14.91%.

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At June 30, 2022, the Bank continues to service 86 loans with a principal balance of $13.6 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2022 (1)	$1,363
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(5)
Open claims as of June 30, 2022 (1)	$1,358
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2022:

$ in thousands	June 30, 2022
Representation and warranty repurchase reserve, March 31, 2022 (1)	$123
Net adjustment to reserve for repurchase losses (2)	(26)
Representation and warranty repurchase reserve, June 30, 2022 (1)	$97
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2022 and March 31, 2022

Assets

    At June 30, 2022, total assets were $690.9 million, reflecting a decrease of $44.4 million, or 6.0%, from total assets of $735.3 million at March 31, 2022. The reduction was primarily attributable to decreases of $17.6 million in cash and cash equivalents and $24.1 million and $7.1 million in the Bank's net loan and investment portfolios, respectively, partially offset by an increase of $4.7 million in other assets.

    Total cash and cash equivalents decreased $17.6 million, or 28.9%, from $61.0 million at March 31, 2022 to $43.4 million at June 30, 2022. The decrease in cash was primarily due to a decrease in total deposits of $39.8 million, partially offset by net loan activity and paydowns received on investment securities.

    Total investment securities decreased $7.1 million, or 9.7%, to $65.8 million at June 30, 2022, compared to $72.9 million at March 31, 2022 due to scheduled principal payments received of approximately $3.3 million and a $3.6 million increase in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans decreased $24.1 million, or 4.2%, to $555.4 million at June 30, 2022, compared to $579.5 million at March 31, 2022 primarily due to attrition and payoffs of $55.5 million. The unexpected high level of payoffs was primarily due to commercial real estate borrowers who perceived the rising rate environment, coupled with high inflation, as the right time to exit contractual debt and take advantage of a small window of new opportunities. These were partially offset by new loan originations of $22.4 million and loan pool purchases of $8.9 million.

Other assets increased $4.7 million, or 65.7%, to $11.9 million at June 30, 2022, compared to $7.2 million at March 31, 2022 primarily due to the purchase of a $5.0 million bank-owned life insurance policy during the first quarter.

Liabilities and Equity

    Total liabilities decreased $39.9 million, or 5.9%, to $640.3 million at June 30, 2022, compared to $680.2 million at March 31, 2022, primarily due to decreases in total deposits and other liabilities, partially offset by an increase in advances from the FHLB-NY.

    Deposits decreased $39.8 million, or 6.3%, to $588.3 million at June 30, 2022, compared to $628.1 million at March 31, 2022, due primarily to large outflows from several deposit accounts including $30.7 million from one large customer withdrawal, and $10.1 million from a high cost brokered money market account.

    Advances from the FHLB-NY and other borrowed money increased $10.0 million to $25.9 million at June 30, 2022, compared to $15.9 million at March 31, 2022. The Bank secured a $10.0 million overnight advance from the FHLB-NY to ensure the availability of sufficient liquidity for projected loan closings.

Other liabilities decreased $9.5 million, or 43.6%, to $12.3 million at June 30, 2022, compared to $21.8 million at March 31, 2022 due to a decrease in retail liabilities, primarily attributable to an outstanding teller check from the prior fiscal year that cleared during the first quarter.

    Total equity decreased $4.5 million, or 8.2%, to $50.6 million at June 30, 2022, compared to $55.1 million at March 31, 2022. The decrease was due to a net loss of $0.9 million, coupled with an increase of $3.6 million in unrealized losses on securities available-for-sale for the three month period ended June 30, 2022.

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

    The following table reflects the Bank's outstanding commitments as of June 30, 2022:

$ in thousands
Commitments to fund mortgage loans	$7,750
Lines of credit	4,072
Commitment to fund private equity investment	253
Total	$12,075

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

Overview

    The Company reported net loss of $0.9 million for the three months ended June 30, 2022, compared to a net loss of $2.8 million for the comparable prior year quarter. The change in our results was primarily driven by an increase in net interest income and a decrease in non-interest expense. These were partially offset by a decrease in non-interest income compared to the prior year quarter.

    The following table reflects selected operating ratios for the three months ended June 30, 2022 and 2021 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2022		2021
Return on average assets (1)	(0.49)%		(1.60)%
Return on average stockholders' equity (2)	(6.44)%		(20.83)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(5.52)%		(19.92)%
Net interest margin (3)	3.46%		2.80%
Interest rate spread (4)	3.36%		2.65%
Efficiency ratio (5)	113.55%		142.65%
Operating expenses to average assets (6)	4.25%		5.21%
Average stockholders' equity to average assets (7)	7.64%		7.68%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.91%		8.03%
Average interest-earning assets to average interest-bearing liabilities	1.32	x	1.35	x

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

	Three Months Ended June 30,
$ in thousands	2022	2021
Average Stockholders' Equity
Average Stockholders' Equity	$53,222	$52,929
Average AOCI	(8,839)	(2,408)
Average Stockholders' Equity, excluding AOCI	$62,061	$55,337

Return on Average Stockholders' Equity	(6.44)%	(20.83)%
Return on Average Stockholders' Equity, excluding AOCI	(5.52)%	(19.92)%

Average Stockholders' Equity to Average Assets	7.64%	7.68%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.91%	8.03%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $1.1 million, or 23.4%, to $5.8 million for the three months ended June 30, 2022, compared to $4.7 million for the same quarter last year.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2022 and 2021. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended June 30,
	2022			2021
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$566,904	$5,977	4.22%	$487,020	$4,839	3.97%
Mortgage-backed securities	36,749	159	1.73%	49,446	244	1.97%
Investment securities(2)	35,931	165	1.84%	45,503	225	1.98%
Money market investments	32,300	72	0.89%	82,540	21	0.10%
Total interest-earning assets	671,884	6,373	3.80%	664,509	5,329	3.20%
Non-interest-earning assets	24,983			24,920
Total assets	$696,867			$689,429

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$58,291	$8	0.06%	$47,914	$7	0.06%
Savings and clubs	114,279	31	0.11%	111,922	31	0.11%
Money market	184,750	129	0.28%	143,499	87	0.24%
Certificates of deposit	130,910	246	0.75%	149,870	397	1.06%
Mortgagors deposits	3,545	(3)	(0.34)%	2,845	3	0.42%
Total deposits	491,775	411	0.34%	456,050	525	0.46%
Borrowed money	16,716	148	3.55%	35,594	152	1.71%
Total interest-bearing liabilities	508,491	559	0.44%	491,644	677	0.55%
Non-interest-bearing liabilities
Demand deposits	106,622			115,440
Other liabilities	28,532			29,416
Total liabilities	643,645			636,500
Stockholders' equity	53,222			52,929
Total liabilities and equity	$696,867			$689,429
Net interest income		$5,814			$4,652

Average interest rate spread			3.36%			2.65%

Net interest margin			3.46%			2.80%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $1.1 million, or 20.8%, to $6.4 million for the three months ended June 30, 2022, compared to $5.3 million for the prior year quarter. Interest income on loans increased $1.2 million, or 25.0%, for the three months ended June 30, 2022, primarily due to a $79.9 million, or 16.4%, increase in average loan balances coupled with an increase in the average yield on the portfolio of 25 basis points. The increase in the loan portfolio was driven by a restructured lending team and funded by an increase in total deposits during the prior fiscal year. Interest income on mortgage-backed and investment securities was lower due to a decrease in average balances and yields compared to the prior year period.

Interest Expense

    Interest expense decreased $0.1 million, or 14.3%, to $0.6 million for the three months ended June 30, 2022, compared to $0.7 million for the prior year quarter. Interest expense on deposits decreased $0.1 million, or 20.0%, for the three months ended June 30, 2022, primarily due to a decrease in the average balances and rates paid on certificates of deposit. Interest expense on borrowings remained relatively flat despite an increase in average rates, due to a decrease in average borrowings as the Bank paid down advances on its PPPLF at the Federal Reserve.

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

During fiscal year 2021, we increased our qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, we adjusted our qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio. These increases in reserves were partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. The Bank continues to maintain a $360 thousand unallocated reserve, or 6.4% of ALLL as of June 30, 2022.

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

    The Bank’s provision for loan loss methodology is consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses (the “Interagency Policy Statement”) released by the OCC on December 13, 2006. For additional information regarding the Bank’s ALLL policy, refer to Note 2 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

The following table summarizes the activity in the ALLL for the three month periods ended June 30, 2022 and 2021 and the fiscal year ended March 31, 2022:

$ in thousands	Three Months Ended June 30, 2022	Fiscal Year Ended March 31, 2022	Three Months Ended June 30, 2021
Beginning Balance	5,624	$5,140	$5,140
Less: Charge-offs
One-to-four family	—	—	—
Multifamily	—	—	—
Commercial real estate	—	—	—
Business	—	—	—
Consumer	(13)	(257)	(55)
Total charge-offs	(13)	(257)	(55)
Add: Recoveries
One-to-four family	—	13	—
Multifamily	—	—	—
Commercial real estate	—	—	—
Business	19	102	49
Consumer	1	23	8
Total recoveries	20	138	57
Net recoveries (charge-offs)	7	(119)	2
Provision for (recovery of) loan losses	(27)	603	72
Ending Balance	$5,604	$5,624	$5,214

Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)
One-to-four family	—%	0.02%	—%
Multifamily	—%	—%	—%
Commercial real estate	—%	—%	—%
Business	0.05%	0.06%	0.13%
Consumer	(3.04)%	(11.55)%	(8.07)%
Total loans	—%	(0.02)%	—%

Allowance to total loans	1.01%	0.97%	1.07%
Allowance to nonaccrual loans	46.26%	48.99%	76.69%

    The Company recorded a $27 thousand recovery of loan loss for the three months ended June 30, 2022, compared to a $72 thousand provision for loan loss for the prior year quarter. Net recoveries of $7 thousand were recognized during the first quarter, compared to net recoveries of $2 thousand for the prior year quarter.

At June 30, 2022, nonaccrual loans totaled $12.1 million, or 1.8% of total assets, compared to $11.5 million, or 1.6% of total assets at March 31, 2022. The ALLL was $5.6 million at June 30, 2022, which represents a ratio of the ALLL to nonaccrual loans of 46.3% compared to a ratio of 49.0% at March 31, 2022. The ratio of the allowance for loan losses to total loans was 1.01% at June 30, 2022, compared to 0.97% at March 31, 2022.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. At June 30, 2022 and March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At June 30, 2022, loans classified as TDR totaled $7.6 million, of which $6.2 million were classified as performing. At March 31, 2022, loans classified as TDR totaled $6.9 million, of which $5.2 million were classified as performing.

    At June 30, 2022, non-performing assets totaled $12.2 million, or 1.8% of total assets compared to $11.5 million, or 1.6% of total assets at March 31, 2022.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,600	$4,892	$4,919	$3,500	$3,511
Multifamily	109	515	516	882	885
Commercial real estate	6,170	4,601	185	192	192
Business	1,234	1,448	2,091	2,148	2,211
Consumer	—	25	57	—	—
Total nonaccrual loans	12,113	11,481	7,768	6,722	6,799
Other non-performing assets (2):
Real estate owned	60	60	60	60	60
Total non-performing assets (3)	$12,173	$11,541	$7,828	$6,782	$6,859

Nonaccrual loans to total loans	2.18%	1.98%	1.41%	1.29%	1.39%
Non-performing loans to total loans	2.18%	1.98%	1.41%	1.29%	1.39%
Non-performing assets to total assets	1.76%	1.57%	1.08%	0.96%	1.00%
Allowance to total loans	1.01%	0.97%	0.99%	1.06%	1.07%
Allowance to nonaccrual loans	46.26%	48.99%	70.65%	82.04%	76.69%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2022, there were $6.2 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2022, the Bank had $3.0 million in subprime loans, or 0.5% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

    Non-interest income decreased $0.9 million, or 56.3%, to $0.7 million for the three months ended June 30, 2022, compared to $1.6 million for the prior year quarter. Other non-interest income in the prior year quarter included $0.9 million correspondent banking fees related to the Bank's servicing of PPPLF activity for a correspondent bank.

Non-Interest Expense

    Non-interest expense decreased $1.6 million, or 17.8%, to $7.4 million for the three months ended June 30, 2022, compared to $9.0 million for the prior year quarter. Other non-interest expense in the prior year quarter included a $2.1 million loss contingency accrual related to a wire fraud matter that occurred during the first quarter of the prior fiscal year. In addition, data processing costs were lower compared to the prior year period as the Company was able to utilize flex credits received from its current core service provider related to conversion costs associated with the Bank's upgrade to a new core banking system. These decreases were partially offset by higher compensation and benefits and consulting fees compared to the prior year period. The increased use of consultants was for temporary assistance in the underwriting department as the Company sought to add permanent staff due to increased loan volume.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2022, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2022, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's first quarter ended June 30, 2022.

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2022 (unaudited) and March 31, 2022; (ii) Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended June 30, 2022 and 2021 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2022 and 2021 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	August 15, 2022	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)