Form 10-Q
period 2022-09-30
CARVER BANCORP INC
filed 2022-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2022
Common Stock, par value $0.01	4,226,419

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	September 30, 2022	March 31, 2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$95,291	$60,764
Money market investments	254	254
Total cash and cash equivalents	95,545	61,018
Investment securities:
Available-for-sale, at fair value	55,041	67,596
Held-to-maturity, at amortized cost (fair value of $2,361 and $5,276 at September 30, 2022 and March 31, 2022, respectively)	2,511	5,254
Total investment securities	57,552	72,850
Loans receivable:
Real estate mortgage loans	413,674	407,835
Commercial business loans	159,312	170,031
Consumer loans	1,423	1,638
Loans, gross	574,409	579,504
Allowance for loan and lease losses	(5,509)	(5,624)
Total loans receivable, net	568,900	573,880
Premises and equipment, net	3,484	3,775
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,491	584
Accrued interest receivable	1,844	2,414
Right-of-use assets	13,524	13,637
Other assets	12,383	7,156
Total assets	$755,723	$735,314

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$103,741	$107,472
Interest-bearing deposits:
Interest-bearing checking	56,641	57,985
Savings	109,754	112,305
Money market	208,950	208,122
Certificates of deposit	144,191	139,255
Escrow	3,093	2,978
Total interest-bearing deposits	522,629	520,645
Total deposits	626,370	628,117
Advances from the FHLB-NY and other borrowed money	56,018	15,949
Operating lease liability	14,346	14,393
Other liabilities	12,752	21,768
Total liabilities	709,486	680,227

EQUITY
Preferred stock, (par value $0.01 per share: 13,201 and 13,751 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2022 and March 31, 2022, respectively)	13,201	13,751
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2022 and March 31, 2022)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2022 and March 31, 2022, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 6,797,612 and 6,720,618 shares issued; 4,293,809 and 4,216,815 shares outstanding at September 30, 2022 and March 31, 2022, respectively)	68	67
Additional paid-in capital	82,734	82,165
Accumulated deficit	(45,315)	(43,503)
Treasury stock, at cost (2,503,803 shares at September 30, 2022 and March 31, 2022)	(2,908)	(2,908)
Accumulated other comprehensive loss	(13,720)	(6,662)
Total equity	46,237	55,087
Total liabilities and equity	$755,723	$735,314
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2022	2021	2022	2021
Interest income:
Loans	$6,005	$5,323	$11,982	$10,162
Mortgage-backed securities	156	158	315	402
Investment securities	201	209	366	434
Money market investments	363	28	435	49
Total interest income	6,725	5,718	13,098	11,047

Interest expense:
Deposits	827	434	1,238	959
Advances and other borrowed money	395	120	543	272
Total interest expense	1,222	554	1,781	1,231

Net interest income	5,503	5,164	11,317	9,816
(Recovery of) provision for loan losses	(189)	204	(216)	276
Net interest income after (recovery of) provision for loan losses	5,692	4,960	11,533	9,540

Non-interest income:
Depository fees and charges	553	592	1,108	1,195
Loan fees and service charges	138	43	257	145
Grant income	162	1,886	162	1,886
Other	246	643	281	1,579
Total non-interest income	1,099	3,164	1,808	4,805

Non-interest expense:
Employee compensation and benefits	3,302	2,994	6,486	5,802
Net occupancy expense	1,175	1,151	2,259	2,238
Equipment, net	526	417	1,040	891
Data processing	648	475	1,264	1,312
Consulting fees	164	206	314	226
Federal deposit insurance premiums	89	83	190	174
Other	1,842	1,714	3,600	5,374
Total non-interest expense	7,746	7,040	15,153	16,017

(Loss) income before income taxes	(955)	1,084	(1,812)	(1,672)
Income tax expense	—	—	—	—
Net (loss) income	$(955)	$1,084	$(1,812)	$(1,672)

(Loss) income per common share:
Basic	$(0.22)	$0.20	$(0.43)	$(0.49)
Diluted	(0.22)	0.19	(0.43)	(0.49)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Net (loss) income	$(955)	$1,084	$(1,812)	$(1,672)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(3,444)	(628)	(7,058)	1,491
Total other comprehensive (loss) income, net of tax	(3,444)	(628)	(7,058)	1,491
Total comprehensive (loss) income, net of tax	$(4,399)	$456	$(8,870)	$(181)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Six Months Ended September 30, 2022 and 2021
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended September 30, 2022
Balance — June 30, 2022	$25,378	$68	$82,734	$(44,360)	$(2,908)	$(10,276)	$50,636
Net loss	—	—	—	(955)	—	—	(955)
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,444)	(3,444)
Balance — September 30, 2022	$25,378	$68	$82,734	$(45,315)	$(2,908)	$(13,720)	$46,237

Six Months Ended September 30, 2022
Balance — March 31, 2022	$25,928	$67	$82,165	$(43,503)	$(2,908)	$(6,662)	$55,087
Net loss	—	—	—	(1,812)	—	—	(1,812)
Other comprehensive loss, net of taxes	—	—	—	—	—	(7,058)	(7,058)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	20	—	—	—	20
Balance — September 30, 2022	$25,378	$68	$82,734	$(45,315)	$(2,908)	$(13,720)	$46,237

Three Months Ended September 30, 2021
Balance — June 30, 2021	$24,678	$60	$76,328	$(45,412)	$(2,908)	$(1,056)	$51,690
Net income	—	—	—	1,084	—	—	1,084
Other comprehensive loss, net of taxes	—	—	—	—	—	(628)	(628)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Issuance of preferred stock (Series F)	4,000	—	—				4,000
Stock based compensation expense	—	—	72	—	—	—	72
Balance — September 30, 2021	$28,128	$61	$76,949	$(44,328)	$(2,908)	$(1,684)	$56,218

Six Months Ended September 30, 2021
Balance — March 31, 2021	$25,778	$58	$75,204	$(42,656)	$(2,908)	$(3,175)	$52,301
Net loss	—	—	—	(1,672)	—	—	(1,672)
Other comprehensive income, net of taxes	—	—	—	—	—	1,491	1,491
Conversion of Series D preferred stock to common stock	(1,650)	2	1,648	—	—	—	—
Issuance of preferred stock (Series F)	4,000	—	—	—	—	—	4,000
Stock based compensation expense	—	1	97	—	—	—	98
Balance — September 30, 2021	$28,128	$61	$76,949	$(44,328)	$(2,908)	$(1,684)	$56,218
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,812)	$(1,672)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Recovery of) provision for loan losses	(216)	276
Stock based compensation expense	20	98
Depreciation and amortization expense	521	513
Amortization and accretion of loan premiums and discounts and deferred charges, net	(88)	(59)
Amortization and accretion of premiums and discounts — securities	242	246
Decrease in accrued interest receivable	570	41
(Increase) decrease in other assets	(105)	342
Decrease in other liabilities	(8,990)	(4,487)
Net cash used in operating activities	(9,858)	(4,702)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	5,259	7,849
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	2,738	2,165
Purchase of bank-owned life insurance	(5,000)	—
Loans held-for investment, net of repayments/payoffs and (originations)	14,069	(15,684)
Loans purchased from third parties	(8,901)	(24,910)
Proceeds from participation loans sold	—	3,926
Purchase of FHLB-NY stock, net	(1,907)	(122)
Purchase of premises and equipment	(123)	(134)
Net cash provided by (used in) investing activities	6,135	(26,910)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,747)	46,806
Increase (decrease) in FHLB-NY advances and other borrowings	39,997	(18,155)
Increase in long-term debt	—	2,500
Issuance of preferred stock	—	4,000
Net cash provided by financing activities	38,250	35,151
Net increase in cash and cash equivalents	34,527	3,539
Cash and cash equivalents at beginning of period	61,018	75,591
Cash and cash equivalents at end of period	$95,545	$79,130

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$1,103	$680
Recognition of operating lease liability	1,103	680
Recognition of finance lease asset	58	—
Recognition of finance lease liability	58	—
Conversion of preferred stock to common stock	$550	$1,650

Cash paid for:
Interest	$1,518	$4,261
Income taxes	112	91
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the interest scheduled for December 17, 2021. Subsequently, the Company made the regular quarterly interest payment on its outstanding debentures due on March 17, 2022, June 17, 2022 and September 17, 2022. The interest rate was 6.58% and the total amount of deferred interest was $29 thousand at September 30, 2022.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended March 31, 2023. The consolidated balance sheet at September 30, 2022 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2022. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City is still missing 176,000 jobs, representing the slowest recovery of any major metropolitan area, and unemployment remains high at 5.6 percent.

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

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2022	2021	2022	2021
Net loss (income)	$(955)	$1,084	$(1,812)	$(1,672)
Less: Participated securities share of undistributed earnings	—	399	—	—
Net (loss) income available to common shareholders	$(955)	$685	$(1,812)	$(1,672)

Weighted average common shares outstanding - basic	4,291,672	3,498,861	4,260,178	3,440,827
Effect of dilutive shares	—	2,014,952	—	—
Weighted average common shares outstanding – diluted	4,291,672	5,513,813	4,260,178	3,440,827

Basic (loss) income per common share	$(0.22)	$0.20	$(0.43)	$(0.49)
Diluted (loss) income per common share	(0.22)	0.19	(0.43)	(0.49)

The Company has preferred stock which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three and six months ended September 30, 2022 and six months ended September 31, 2021, all restricted shares and outstanding stock options were anti-dilutive.

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

On January 22, 2021, Prudential Insurance Company of America ("Prudential"), an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert such shares into 58,093 shares of common stock. During fiscal year 2022, Prudential donated a total of 3,850 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 470,855 shares of Common Stock. During the three months ended September 30, 2022, Prudential donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. The conversions had no impact on the Company's total capital.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company may instruct Piper Sandler not to sell ATM Shares if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the ATM Shares under the

Sales Agreement. The offering of ATM Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the ATM Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Piper Sandler or the Company, as permitted therein. The Company will pay Piper Sandler a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and have agreed to provide Piper Sandler with customary indemnification and contribution rights. The Company will also reimburse Piper Sandler for certain specified expenses in connection with entering into the Sales Agreement. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings during the six months ended September 30, 2022.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

    The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the six months ended September 30, 2022 and 2021:

$ in thousands	At March 31, 2022	Other Comprehensive Loss, net of tax	At September 30, 2022
Net unrealized income (loss) on securities available-for-sale	$(6,662)	$(7,058)	$(13,720)

$ in thousands	At March 31, 2021	Other Comprehensive Income, net of tax	At September 30, 2021
Net unrealized income (loss) on securities available-for-sale	$(3,175)	$1,491	$(1,684)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2022 and 2021.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2022, securities with fair value of $55.0 million, or 95.6%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $2.5 million, or 4.4%, were classified as held-to-maturity, compared to $67.6 million and $5.3 million at March 31, 2022, respectively. The Bank had no securities classified as trading at September 30, 2022 and March 31, 2022.

    Other investments as of September 30, 2022 primarily consists of the Bank's investment in a limited partnership Community Capital Fund and a $5 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investment in the limited partnership is measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investment and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.2 million at September 30, 2022 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2022 and March 31, 2022:

	At September 30, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$375	$1	$1	$375
Federal Home Loan Mortgage Corporation	22,448	—	4,491	17,957
Federal National Mortgage Association	12,094	—	2,484	9,610
Total mortgage-backed securities	34,917	1	6,976	27,942
U.S. Government Agency Securities	10,743	—	24	10,719
Corporate Bonds	5,270	—	2,297	2,973
Muni Securities	17,730	—	4,422	13,308
Asset-backed Securities	101	—	2	99
Total available-for-sale	$68,761	$1	$13,721	$55,041

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$399	$—	$11	$388
Federal National Mortgage Association and Other	2,112	—	139	1,973
Total held-to maturity	$2,511	$—	$150	$2,361

	At March 31, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$439	$9	$—	$448
Federal Home Loan Mortgage Corporation	23,744	—	2,197	21,547
Federal National Mortgage Association	12,852	—	1,268	11,584
Total mortgage-backed securities	37,035	9	3,465	33,579
U.S. Government Agency Securities	13,864	—	79	13,785
Corporate Bonds	5,271	—	1,150	4,121
Muni Securities	17,741	—	1,973	15,768
Asset-backed Securities	347	—	4	343
Total available-for-sale	$74,258	$9	$6,671	$67,596

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$481	$27	$—	$508
Federal National Mortgage Association and Other	4,773	9	14	4,768
Total held-to-maturity	$5,254	$36	$14	$5,276

There were no sales of available-for-sale and held-to-maturity securities for the six months ended September 30, 2022 and September 30, 2021.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2022 and March 31, 2022 for less than 12 months and 12 months or longer:

	At September 30, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$45	$1,272	$6,931	$26,344	$6,976	$27,616
U.S. Government Agency securities	4	4,573	20	6,146	24	10,719
Corporate bonds	—	—	2,297	2,973	2,297	2,973
Muni securities	1,087	4,105	3,335	9,203	4,422	13,308
Asset-backed securities	2	99	—	—	2	99
Total available-for-sale securities	$1,138	$10,049	$12,583	$44,666	$13,721	$54,715
Held-to-Maturity:
Mortgage-backed securities	$150	$2,324	$—	$—	$150	$2,324
Total held-to-maturity securities	$150	$2,324	$—	$—	$150	$2,324

	At March 31, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$519	$7,057	$2,946	$26,128	$3,465	$33,185
U.S. Government Agency securities	—	—	79	13,785	79	13,785
Corporate bonds	—	—	1,150	4,121	1,150	4,121
Muni securities	1,640	13,512	333	2,256	1,973	15,768
Asset-backed securities	4	343	—	—	4	343
Total available-for-sale securities	$2,163	$20,912	$4,508	$46,290	$6,671	$67,202
Held-to-Maturity:
Mortgage-backed securities	$14	$2,204	$—	$—	$14	$2,204
Total held-to-maturity securities	$14	$2,204	$—	$—	$14	$2,204

    A total of 25 securities had an unrealized loss at September 30, 2022 compared to 23 at March 31, 2022. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 50.5%, 19.6%, 24.3% and 5.4%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2022. There were five mortgage-backed securities, two U.S. government agency securities, one corporate bond and four municipal securities that had an unrealized loss position for more than 12 months at September 30, 2022. Given the high credit quality of the mortgage-backed securities, which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the U.S. Government Agency and municipal securities, and the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at September 30, 2022.

    The following is a summary of the amortized cost and fair value of debt securities at September 30, 2022, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$101	$99	(0.85)%
One through five years	—	—	—%
Five through ten years	6,344	5,965	3.23%
After ten years	27,399	21,035	2.67%
Mortgage-backed securities	34,917	27,942	1.53%
Total	$68,761	$55,041	1.99%
Held-to-maturity:
Mortgage-backed securities	$2,511	$2,361	2.77%

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

During fiscal year 2021, we increased our qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, we adjusted our qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio. These increases in reserves were partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. During fiscal year-to-date 2023, we again increased our qualitative factors and assessment criteria to high due to the economic climate in general and its impact on the New York City ("NYC") metropolitan area in which the Company operates. With inflation at a 40-year high, the Federal Reserve has increased the federal funds rate 3.0% since September 30, 2021. In terms of restoring pre-pandemic jobs, NYC represents the slowest recovery of any major metropolitan area and reports a high unemployment rate of 5.6%. In spite of the strict analysis applied to our qualitative reserves, the Company's overall allowance declined moderately as the level of gross loans decreased and the rolling 20 quarter loss look back period revealed little in recorded losses.

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

    The following is a summary of loans receivable at September 30, 2022 and March 31, 2022:

	September 30, 2022		March 31, 2022
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$66,302	11.6%	$69,297	12.0%
Multifamily	171,946	30.1%	160,800	27.9%
Commercial real estate	172,341	30.2%	174,270	30.2%
Business (1)	159,422	27.9%	170,497	29.6%
Consumer (2)	1,409	0.2%	1,623	0.3%
Total loans receivable	$571,420	100.0%	$576,487	100.0%

Unamortized premiums, deferred costs and fees, net	2,989		3,017

Allowance for loan losses	(5,509)		(5,624)
Total loans receivable, net	$568,900		$573,880
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of September 30, 2022, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first and second rounds of the program. Business loans included PPP loans outstanding totaling $5.3 million as of September 30, 2022.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. At September 30, 2022 and March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and six month periods ended September 30, 2022 and 2021, and the fiscal year ended March 31, 2022.

Three months ended September 30, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$649	$1,053	$1,108	$2,321	$113	$360	$5,604
Charge-offs	—	—	—	—	(11)	—	(11)
Recoveries	90	—	10	4	1	—	105
Provision for (recovery of) Loan Losses	(35)	2	490	(511)	(21)	(114)	(189)
Ending Balance	$704	$1,055	$1,608	$1,814	$82	$246	$5,509

Six months ended September 30, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Charge-offs	—	—	—	—	(24)	—	(24)
Recoveries	90	—	10	23	2	—	125
Provision for (recovery of) Loan Losses	(117)	(59)	441	(706)	(19)	244	(216)
Ending Balance	$704	$1,055	$1,608	$1,814	$82	$246	$5,509

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$603	$1,055	$1,014	$1,700	$82	$246	$4,700
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	101	—	594	114	—	—	809

Loan Receivables Ending Balance:	$67,180	$173,169	$173,325	$159,312	$1,423	$—	$574,409
Ending Balance: collectively evaluated for impairment	61,798	173,169	163,870	153,008	1,423	—	553,268
Ending Balance: individually evaluated for impairment	5,382	—	9,455	6,304	—	—	21,141

At March 31, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$731	$1,114	$1,157	$2,428	$123	$2	$5,555
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	—	—	—	69	—	—	69

Loan Receivables Ending Balance:	$70,261	$162,261	$175,313	$170,031	$1,638	$—	$579,504
Ending Balance: collectively evaluated for impairment	65,369	161,746	175,313	163,991	1,638	—	568,057
Ending Balance: individually evaluated for impairment	4,892	515	—	6,040	—	—	11,447

Three months ended September 30, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,086	$826	$870	$2,104	$144	$184	$5,214
Charge-offs	—	—	—	—	(44)	—	(44)
Recoveries	—	—	—	1	12	128	141
Provision for (recovery of) Loan Losses	(71)	88	132	1	25	29	204
Ending Balance	$1,015	$914	$1,002	$2,106	$137	$341	$5,515

Six months ended September 30, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(99)	—	(99)
Recoveries	—	—	—	50	20	128	198
Provision for (recovery of) Loan Losses	(43)	34	95	201	51	(62)	276
Ending Balance	$1,015	$914	$1,002	$2,106	$137	$341	$5,515

The following is a summary of nonaccrual loans at September 30, 2022 and March 31, 2022.

$ in thousands	September 30, 2022	March 31, 2022
Gross loans receivable:
One-to-four family	$4,371	$4,892
Multifamily	—	515
Commercial real estate	9,455	4,601
Business	1,179	1,448
Consumer	87	25
Total nonaccrual loans	$15,092	$11,481

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

    At September 30, 2022 and March 31, 2022, other non-performing assets totaled $60 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at September 30, 2022 and March 31, 2022.

    Although we believe that substantially all risk elements at September 30, 2022 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

    One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

    At September 30, 2022, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$171,570	$163,156	$145,602
Special Mention	776	714	6,179
Substandard	823	9,455	7,531
Total	$173,169	$173,325	$159,312

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$61,798	$1,423
Non-Performing		5,382	—
Total		$67,180	$1,423

    At March 31, 2022, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$155,274	$164,543	$155,196
Special Mention	897	8,157	6,302
Substandard	6,090	2,613	8,533
Total	$162,261	$175,313	$170,031

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$65,369	$1,613
Non-Performing		4,892	25
Total		$70,261	$1,638

    The following table presents an aging analysis of the recorded investment of past due loans receivables at September 30, 2022 and March 31, 2022.
.

September 30, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$—	$4,043	$4,043	$63,137	$67,180
Multifamily	—	—	—	—	173,169	173,169
Commercial real estate	4,522	—	4,933	9,455	163,870	173,325
Business	—	—	663	663	158,649	159,312
Consumer	—	39	92	131	1,292	1,423
Total	$4,522	$39	$9,731	$14,292	$560,117	$574,409

March 31, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,943	$—	$5,229	$7,172	$63,089	$70,261
Multifamily	4,435	115	515	5,065	157,196	162,261
Commercial real estate	4,010	—	4,601	8,611	166,702	175,313
Business	923	40	664	1,627	168,404	170,031
Consumer	84	45	25	154	1,484	1,638
Total	$11,395	$200	$11,034	$22,629	$556,875	$579,504

    The following table presents information on impaired loans with the associated allowance amount, if applicable, at September 30, 2022 and March 31, 2022.

	At September 30, 2022			At March 31, 2022
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,342	$4,937	$—	$4,892	$5,576	$—
Multifamily	—	—	—	515	515	—
Commercial real estate	7,847	7,940	—	—	—	—
Business	1,179	1,222	—	837	909	—
With an allowance recorded:
One-to-four family	1,040	1,039	101	—	—	—
Commercial real estate	1,608	1,608	594	—	—	—
Business	5,125	5,125	114	5,203	5,203	69
Total	$21,141	$21,871	$809	$11,447	$12,203	$69

    The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three and six month periods ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,				For the Six Months Ended September 30,
	2022		2021		2022		2021
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,772	$9	$3,735	$3	$4,617	$41	$3,728	$6
Multifamily	55	—	625	—	257	3	883	—
Commercial real estate	7,008	39	555	—	3,923	82	192	—
Business	1,207	17	2,245	—	1,008	26	2,199	—
With an allowance recorded:
One-to-four family	742	9	75	—	520	23	74	1
Commercial real estate	804	—	—	—	804	—	—	—
Business	5,144	71	5,383	73	5,164	143	5,363	149
Total	$19,732	$145	$12,618	$76	$16,293	$318	$12,439	$156

    In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a concession. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were two loan modifications made during the six months ended September 30, 2022. No loan modifications were made during the three months ended September 30, 2022. There were no loan modifications made during the three and six months ended September 30, 2021. Total TDR loans at September 30, 2022 were $7.2 million, $1.0 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2022, total TDR loans were $6.9 million, of which $1.7 million were non-performing. The following table presents an analysis of the loan modifications that were classified as TDRs during the three and six months ended September 30, 2022.

	Loan Modifications for the six months ended
	September 30, 2022
$ in thousands	Number of loans	Recorded investment at time of modification
One-to-four family	2	$1,047

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2022 and 2021, there were no modified loans that defaulted within 12 months of modification.

    At September 30, 2022, there were 4 loans in the TDR portfolio totaling $6.2 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2022, there were 2 loans in the TDR portfolio totaling $5.2 million that were on accrual status.

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

    The aggregate amount of loans outstanding to related parties was $30 thousand at September 30, 2022 and at March 31, 2022. There were no advances or principal repayments during the six months ended September 30, 2022.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2022 and March 31, 2022, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$157	$157
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	375	—	375
Federal Home Loan Mortgage Corporation	—	17,957	—	17,957
Federal National Mortgage Association	—	9,610	—	9,610
U.S. Government Agency securities	—	10,719	—	10,719
Corporate bonds	—	2,973	—	2,973
Muni securities	—	13,308	—	13,308
Asset-backed securities	—	99	—	99
Total available-for-sale securities	—	55,041	—	55,041
Total assets	$—	$55,041	$157	$55,198

	Fair Value Measurements at March 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$162	$162
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	448	—	448
Federal Home Loan Mortgage Corporation	—	21,547	—	21,547
Federal National Mortgage Association	—	11,584	—	11,584
U.S. Government Agency securities	—	13,785	—	13,785
Corporate bonds	—	4,121	—	4,121
Muni securities	—	15,768	—	15,768
Asset-backed securities	—	343	—	343
Total available-for-sale securities	—	67,596	—	67,596
Total assets	$—	$67,596	$162	$67,758

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at September 30, 2022 and March 31, 2022.

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

    In the six month period ended September 30, 2022, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2022 and 2021:

$ in thousands	Beginning balance, April 1, 2022	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2022	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2022
Mortgage servicing rights	162	(5)	—	—	157	(5)

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2021
Mortgage servicing rights	147	4	—	—	151	4
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of September 30, 2022 and March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	157	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	4.07%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	162	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.70%
			Option Adjusted Spread ("OAS" applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2022 and March 31, 2022, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$6,964	$6,964
Other real estate owned	—	—	60	$60

	Fair Value Measurements at March 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,334	$5,334
Other real estate owned	—	—	60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2022 and March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$6,964	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,334	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of September 30, 2022 and March 31, 2022, we had loans with a carrying value of $5.3 million and $3.1 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2022 and March 31, 2022 are as follows:

	September 30, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$95,545	$95,545	$95,545	$—	$—
Securities available-for-sale	55,041	55,041	—	55,041	—
Securities held-to-maturity	2,511	2,361	—	2,361	—
Loans receivable	568,900	533,604	—	—	533,604
Accrued interest receivable	1,844	1,844	—	1,844	—
Mortgage servicing rights	157	157	—	—	157
Financial Liabilities:
Deposits	$626,370	$620,393	$479,086	$141,307	$—
Advances from FHLB of New York	40,000	39,976	—	39,976	—
Other borrowed money	15,903	14,546	—	14,546	—
Accrued interest payable	353	353	—	353	—

	March 31, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$61,018	$61,018	$61,018	$—	$—
Securities available-for-sale	67,596	67,596	—	67,596	—
Securities held-to-maturity	5,254	5,276	—	5,276	—
Loans receivable	573,880	563,821	—	—	563,821
Accrued interest receivable	2,414	2,414	—	2,414	—
Mortgage servicing rights	162	162	—	—	162
Financial Liabilities:
Deposits	$628,117	$624,160	$485,884	$138,276	$—
Other borrowed money	15,906	15,673	—	15,673	—
Accrued interest payable	91	91	—	91	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Non-interest income
In-scope of Topic 606
Depository fees and charges	$553	$592	$1,108	$1,195
Loan fees and service charges	132	41	248	139
Other non-interest income	152	636	162	1,511
Non-interest income (in-scope of Topic 606)	837	1,269	1,518	2,845
Non-interest income (out-of-scope of Topic 606)	262	1,895	290	1,960
Total non-interest income	$1,099	$3,164	$1,808	$4,805

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Other non-interest income:
Correspondent banking fees	$143	$624	143	1,489
Other	103	19	138	90
Total non-interest income	$246	$643	$281	$1,579

Other non-interest expense:
Advertising	$111	$180	$264	$279
Legal expense	112	248	183	327
Insurance and surety	289	179	585	378
Audit expense	148	137	299	248
Data lines / internet	99	104	194	213
Security services	75	59	149	107
Retail expenses	250	245	467	488
Loss contingency	23	(101)	34	2,016
Director's fees	123	71	246	142
Other	612	592	1,179	1,176
Total non-interest expense	$1,842	$1,714	$3,600	$5,374

NOTE 11. LEASES

    The Company applies Accounting Standards Codification Topic 842, Leases, ("ASC 842") to its leases. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of September 30, 2022, operating ROU lease assets and related lease liabilities totaled $13.5 million and $14.3 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of September 30, 2022, the Company had $125 thousand and $115 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and six months ended September 30, 2022:

September 30, 2022
Weighted-average remaining lease term
Operating leases	5.7 years
Finance lease	2.6 years

Weighted-average discount rate
Operating leases	3.03%
Finance lease	2.74%

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Operating lease expense	$716	$726	$1,432	$1,438

Finance lease cost
Amortization of right-of use asset	15	18	32	35
Interest on lease liability	1	1	2	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	696	694	1,392	1,380
Finance lease	19	12	38	36

    Maturities of lease liabilities at September 30, 2022 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2023	$1,382	$38
2024	2,921	41
2025	2,705	18
2026	2,687	16
2027	2,441	5
Thereafter	3,535	—
Total lease payments	15,671	118
Interest	(1,325)	(3)
Lease liability	$14,346	$115

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

Overview

    Carver Bancorp, Inc. is the holding company for Carver Federal Savings Bank, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its seven branches and five stand-alone 24/7 ATM centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $755.7 million in assets and 110 employees as of September 30, 2022.

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

    Carver Federal's 74-year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors in its market.

    The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at September 30, 2022, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,403	$13,403	$13,029	$403	$—	$—	$13,432
(1) Carver Statutory Trust I debt investment includes deferred interest of $29 thousand.

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

Allowance for Loan and Lease Losses

    The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes based on the current environment. In a continued effort to combat inflation, the Federal Reserve approved a fourth consecutive 0.75-point interest rate hike in November 2022, and has indicated that it will likely continue to increase rates to higher than previously projected, although at potentially smaller increments, to bring down inflation that is at a 40-year high. A rising rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2022, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011). As a result of the Company's participation in the TARP CDCI, the Treasury Department's prior approval was required to make further repurchases. On October 28, 2011, the Treasury Department converted its preferred stock into common stock, which it continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the Treasury Department for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of August 6, 2020, the Company is no longer bound by the TARP CDCI restrictions as the U.S. Treasury is no longer a common stockholder of the Company.

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $40.1 million, or 252.2%, to $56.0 million at September 30, 2022, compared to $15.9 million at March 31, 2022 as the Bank secured a $40 million 90-day advance from the FHLB-NY during the second quarter of fiscal year 2023. At September 30, 2022, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $3.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. During the six months ended September 30, 2022, the Bank repaid its remaining $3 thousand outstanding advance under its PPP liquidity facility ("PPPLF") at the Federal Reserve. The Company also had $13.4 million in subordinated debt securities and $2.5 million in low interest loans outstanding as of September 30, 2022.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2022 and March 31, 2022, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $95.5 million and $61.0 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the agent. There were no additional offerings during the six months ended September 30, 2022.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2022, total cash and cash equivalents increased $34.5 million to $95.5 million at September 30, 2022, compared to $61.0 million at March 31, 2022, reflecting cash provided by financing activities of $38.3 million and cash provided by investing activities of $6.1 million, partially offset by cash used in operating activities of $9.9 million. Net cash provided by financing activities of $38.3 million resulted from an increase of $40.0 million in FHLB-NY advances and other borrowings, partially offset by a net decrease in deposits of $1.7 million. The Bank secured a $40.0 million short-term advance from the FHLB-NY during the second quarter to ensure the availability of sufficient liquidity for forecasted loan closings. Net cash provided by investing activities of $6.1 million was attributable to loan principal repayments and payoffs, net of originations and purchases, and investment paydowns. This was offset by the purchase of a $5.0 million bank-owned life insurance policy during the first quarter. Net cash used in operating activities totaled $9.9 million, which was primarily due to a $9.0 million decrease in other liabilities related to an outstanding teller check from the prior fiscal year that cleared during the first quarter of the current fiscal year.

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

    The table below presents the capital position of the Bank at September 30, 2022:

	September 30, 2022
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$75,790	10.51%
Individual minimum capital requirement	64,926	9.00%
Minimum capital requirement	28,856	4.00%
Excess over individual minimum capital requirement	10,864	1.51%

Common equity Tier 1
Regulatory capital	$75,790	13.30%
Minimum capital requirement	39,894	7.00%
Excess	35,896	6.30%

Tier 1 risk-based capital
Regulatory capital	$75,790	13.30%
Minimum capital requirement	48,443	8.50%
Excess	27,347	4.80%

Total risk-based capital
Regulatory capital	$81,422	14.29%
Individual minimum capital requirement	68,390	12.00%
Minimum capital requirement	59,841	10.50%
Excess over individual minimum capital requirement	13,032	2.29%

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

    At September 30, 2022, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.51%, Common Equity Tier 1 capital ratio of 13.30%, Tier 1 risk-based capital ratio of 13.30%, and a total risk-based capital ratio of 14.29%.

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At September 30, 2022, the Bank continues to service 81 loans with a principal balance of $12.9 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2022 (1)	$1,363
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	29
Open claims as of September 30, 2022 (1)	$1,392
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2022:

$ in thousands	September 30, 2022
Representation and warranty repurchase reserve, March 31, 2022 (1)	$123
Net adjustment to reserve for repurchase losses (2)	(22)
Representation and warranty repurchase reserve, September 30, 2022 (1)	$101
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2022 and March 31, 2022

Assets

    At September 30, 2022, total assets were $755.7 million, reflecting an increase of $20.4 million, or 2.8%, from total assets of $735.3 million at March 31, 2022. The increase was primarily attributable to increases of $34.5 million in cash and cash equivalents and $5.2 million in other assets, partially offset by decreases of $15.3 million and $5.0 million in the Bank's net investment and loan portfolios, respectively.

    Total cash and cash equivalents increased $34.5 million, or 56.6%, from $61.0 million at March 31, 2022 to $95.5 million at September 30, 2022. The increase in cash was primarily due to an increase in borrowings, net loan activity and paydowns received on investment securities, partially offset by a decrease in total deposits of $1.7 million.

    Total investment securities decreased $15.3 million, or 21.0%, to $57.6 million at September 30, 2022, compared to $72.9 million at March 31, 2022 due to scheduled principal payments received of approximately $5.5 million and a $7.0 million increase in unrealized losses in the available-for-sale portfolio. In addition, there was an early payoff of a $2.5 million mortgage-backed security in the held-to-maturity portfolio during the second quarter.

    Gross portfolio loans decreased $5.1 million, or 0.9%, to $574.4 million at September 30, 2022, compared to $579.5 million at March 31, 2022 primarily due to attrition and payoffs of $77.9 million. The unexpected high level of payoffs was primarily due to commercial real estate borrowers who perceived the rising rate environment, coupled with high inflation, as the right time to exit contractual debt and take advantage of a small window of new opportunities. These were partially offset by new loan originations of $64.0 million and loan pool purchases of $8.9 million.

Other assets increased $5.2 million, or 72.7%, to $12.4 million at September 30, 2022, compared to $7.2 million at March 31, 2022 primarily due to the purchase of a $5.0 million bank-owned life insurance policy during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators.

Liabilities and Equity

    Total liabilities increased $29.3 million, or 4.3%, to $709.5 million at September 30, 2022, compared to $680.2 million at March 31, 2022, primarily due to an increase in advances from the FHLB-NY, partially offset by decreases in total deposits and other liabilities.

    Deposits decreased $1.7 million, or 0.3%, to $626.4 million at September 30, 2022, compared to $628.1 million at March 31, 2022. There was significant activity in the portfolio in the intervening months. In the 30 days following fiscal year-end 2022, deposits decreased $30.6 million. The decline was primarily related to a $25.0 million withdrawal by one customer, who left a balance of $25.0 million in the Bank. Carver had previously been informed of the intended withdrawal as well as the reason behind it, which was concern regarding a large deposit concentration with one bank. Following that, a $15 million time deposit from a branch of the U.S. Military matured and was not renewed due to their liquidity requirements at the time. At the time of the first quarter 10-Q filing as of June 30, 2022, the Company's total deposits had declined $39.8 million from March 31, 2022. In the following quarter, an increase in interest rates, coupled with significant outreach efforts from the retail team, culminated in increases in certificate of deposit and money market accounts strong enough to bring the deposit portfolio back to a level just shy of that at March 31, 2022.

    Advances from the FHLB-NY and other borrowed money increased $40.1 million to $56.0 million at September 30, 2022, compared to $15.9 million at March 31, 2022. The Bank secured a $40.0 million 90-day advance from the FHLB-NY during the second quarter to ensure the availability of sufficient liquidity for projected loan closings.

Other liabilities decreased $9.0 million, or 41.3%, to $12.8 million at September 30, 2022, compared to $21.8 million at March 31, 2022 due to a decrease in outstanding teller checks from the prior fiscal year that cleared during the first quarter.

    Total equity decreased $8.9 million, or 16.2%, to $46.2 million at September 30, 2022, compared to $55.1 million at March 31, 2022. The decrease was due to a net loss of $1.8 million, coupled with an increase of $7.0 million in unrealized losses on securities available-for-sale for the six month period ended September 30, 2022.

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

    The following table reflects the Bank's outstanding commitments as of September 30, 2022:

$ in thousands
Commitments to fund mortgage loans	$2,400
Lines of credit	4,399
Commitment to fund private equity investment	253
Total	$7,052

Comparison of Operating Results for the Three and Six Months Ended September 30, 2022 and 2021

Overview

    The Company reported net loss of $1.0 million for the three months ended September 30, 2022, compared to net income of $1.1 million for the comparable prior year quarter. The change in our results was primarily driven by a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income after (recovery of) provision for loan losses, compared to the prior year quarter. For the six months ended September 30, 2022, the Company reported a net loss of $1.8 million, compared to a net loss of $1.7 million for the prior year period. The change in our results was primarily driven by a decrease in non-interest income, partially offset by an increase in net interest income and a decrease in non-interest expense compared to the prior year period.

    The following table reflects selected operating ratios for the three and six months ended September 30, 2022 and 2021 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2022		2021		2022		2021
Return on average assets (1)	(0.53)%		0.63%		(0.51)%		(0.49)%
Return on average stockholders' equity (2)	(7.51)%		8.32%		(6.96)%		(6.37)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(6.27)%		8.21%		(5.90)%		(6.19)%
Net interest margin (3)	3.14%		3.14%		3.30%		2.97%
Interest rate spread (4)	2.94%		3.02%		3.14%		2.83%
Efficiency ratio (5)	117.33%		84.53%		115.45%		109.55%
Operating expenses to average assets (6)	4.29%		4.11%		4.27%		4.66%
Average stockholders' equity to average assets (7)	7.04%		7.62%		7.33%		7.65%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.43%		7.71%		8.66%		7.87%
Average interest-earning assets to average interest-bearing liabilities	1.29	x	1.37	x	1.31	x	1.36	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Average Stockholders' Equity
Average Stockholders' Equity	$50,861	$52,146	$52,035	$52,536
Average AOCI	(10,020)	(648)	(9,433)	(1,523)
Average Stockholders' Equity, excluding AOCI	$60,881	$52,794	$61,468	$54,059

Return on Average Stockholders' Equity	(7.51)%	8.32%	(6.96)%	(6.37)%
Return on Average Stockholders' Equity, excluding AOCI	(6.27)%	8.21%	(5.90)%	(6.19)%

Average Stockholders' Equity to Average Assets	7.04%	7.62%	7.33%	7.65%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.43%	7.71%	8.66%	7.87%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $0.3 million, or 5.8%, to $5.5 million for the three months ended September 30, 2022, compared to $5.2 million for the same quarter last year. Net interest income increased $1.5 million, or 15.3%, to $11.3 million for the six months ended September 30, 2022, compared to $9.8 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the six months ended September 30, 2022 and 2021. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended September 30,
	2022			2021
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$569,074	$6,005	4.22%	$496,219	$5,323	4.29%
Mortgage-backed securities	33,174	156	1.88%	47,222	158	1.34%
Investment securities(2)	37,692	201	2.13%	43,878	209	1.91%
Money market investments	60,378	363	2.39%	69,905	28	0.16%
Total interest-earning assets	700,318	6,725	3.84%	657,224	5,718	3.48%
Non-interest-earning assets	21,973			27,464
Total assets	$722,291			$684,688

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$58,561	$20	0.14%	$50,446	$7	0.06%
Savings and clubs	111,960	54	0.19%	112,025	31	0.11%
Money market	183,698	422	0.91%	146,220	89	0.24%
Certificates of deposit	139,703	329	0.93%	145,557	305	0.83%
Mortgagors deposits	2,604	2	0.30%	2,399	2	0.33%
Total deposits	496,526	827	0.66%	456,647	434	0.38%
Borrowed money	44,654	395	3.51%	23,169	120	2.05%
Total interest-bearing liabilities	541,180	1,222	0.90%	479,816	554	0.46%
Non-interest-bearing liabilities
Demand deposits	104,086			125,700
Other liabilities	26,164			27,026
Total liabilities	671,430			632,542
Stockholders' equity	50,861			52,146
Total liabilities and equity	$722,291			$684,688
Net interest income		$5,503			$5,164

Average interest rate spread			2.94%			3.02%

Net interest margin			3.14%			3.14%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2022			2021
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$567,995	$11,982	4.22%	$491,645	$10,162	4.13%
Mortgage-backed securities	34,952	316	1.81%	48,328	402	1.66%
Investment securities(2)	36,816	366	1.99%	44,686	434	1.94%
Money market investments	46,416	434	1.86%	76,188	49	0.13%
Total interest-earning assets	686,179	13,098	3.82%	660,847	11,047	3.34%
Non-interest-earning assets	23,470			26,199
Total assets	$709,649			$687,046

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$58,427	$28	0.10%	$49,187	$14	0.06%
Savings and clubs	113,113	85	0.15%	111,974	62	0.11%
Money market	184,222	551	0.60%	144,867	176	0.24%
Certificates of deposit	135,330	575	0.85%	147,702	702	0.95%
Mortgagors deposits	3,072	(1)	(0.06)%	2,621	5	0.38%
Total deposits	494,164	1,238	0.50%	456,351	959	0.42%
Borrowed money	30,761	543	3.52%	29,347	272	1.85%
Total interest-bearing liabilities	524,925	1,781	0.68%	485,698	1,231	0.51%
Non-interest-bearing liabilities
Demand deposits	105,347			120,598
Other liabilities	27,342			28,214
Total liabilities	657,614			634,510
Stockholders' equity	52,035			52,536
Total liabilities and equity	$709,649			$687,046
Net interest income		$11,317			$9,816

Average interest rate spread			3.14%			2.83%

Net interest margin			3.30%			2.97%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $1.0 million, or 17.5%, to $6.7 million for the three months ended September 30, 2022, compared to $5.7 million for the prior year quarter. For the six months ended September 30, 2022, interest income increased $2.1 million, or 19.1%, to $13.1 million, compared to $11.0 million for the prior year period. Interest income on loans increased $0.7 million and $1.8 million for the three and six months ended September 30, 2022, respectively, primarily due to an increase in average loan balances for the two comparative periods of $72.9 million, or 14.7%, and $76.4 million, or 15.5%, respectively. The increase in the loan portfolio was driven by a restructured lending team and funded by an increase in total deposits during the fiscal year. Interest income on money market investments increased $0.4 million for the three and six months ended September 30, 2022, primarily due to an increase in interest rates on the Bank's interest-bearing account at the Federal Reserve Bank. Interest income on mortgage-backed and investment securities was lower due to a decrease in average balances, despite an increase in yields compared to the prior year periods.

Interest Expense

    Interest expense increased $0.6 million to $1.2 million for the three months ended September 30, 2022, compared to $0.6 million for the prior year quarter, an increase of 100.0%. On September 30, 2021, the prime rate was 3.25%. On September 30, 2022, it was 6.25%. The heightened rate environment is reflected in the average cost of interest-bearing deposits for the two quarterly periods under review. For the three months ended September 30, 2021, that cost was 0.38%; for the same period in 2022, it was 0.66%. A rate/volume analysis indicates that 89% of the $0.4 million increase in deposit interest expense for the quarterly period is attributable to rate. The rising rate environment had the same impact on borrowing costs - the Company's floating rate trust preferred securities increased from an average cost of 3.18% for the three months ended September 30, 2021, to an average cost of 5.27% for the current quarter. Advances from the FHLB repriced quickly and dramatically, increasing from an average cost of 0.35% in the prior year to 2.86% in the current quarter.

For the six months ended September 30, 2022, interest expense increased $0.6 million, or 50.0%, to $1.8 million, compared to $1.2 million for the prior year period. Interest expense on deposits increased $0.2 million for the six months ended September 30, 2022, primarily due to an increase in the average balances and rates paid on money market accounts of $39.3 million and 36 basis points, respectively. Interest expense on borrowings was almost $0.3 million higher in the current six-month period, primarily due to an increase in the average borrowing rate from 1.85% in the prior year-to-date period to 3.52% for the current six-month period, an increase of 90.3%.

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

During fiscal year 2021, we increased our qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, we adjusted our qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio. These increases in reserves were partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. The Bank continues to maintain a $246 thousand unallocated reserve, or 4.5% of ALLL as of September 30, 2022.

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

The following table summarizes the activity in the ALLL for the six month periods ended September 30, 2022 and 2021 and the fiscal year ended March 31, 2022:

$ in thousands	Six Months Ended September 30, 2022	Fiscal Year Ended March 31, 2022	Six Months Ended September 30, 2021
Beginning Balance	5,624	$5,140	$5,140
Less: Charge-offs
One-to-four family	—	—	—
Multifamily	—	—	—
Commercial real estate	—	—	—
Business	—	—	—
Consumer	(24)	(257)	(99)
Total charge-offs	(24)	(257)	(99)
Add: Recoveries
One-to-four family	90	13	—
Multifamily	—	—	—
Commercial real estate	10	—	—
Business	23	102	50
Consumer	2	23	20
Unallocated	—	—	128
Total recoveries	125	138	198
Net recoveries (charge-offs)	101	(119)	99
Provision for (recovery of) loan losses	(216)	603	276
Ending Balance	$5,509	$5,624	$5,515

Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)
One-to-four family	0.26%	0.02%	—%
Multifamily	—%	—%	—%
Commercial real estate	0.01%	—%	—%
Business	0.03%	0.06%	0.06%
Consumer	(2.86)%	(11.55)%	(7.13)%
Total loans	0.04%	(0.02)%	0.04%

Allowance to total loans	0.96%	0.97%	1.06%
Allowance to nonaccrual loans	36.50%	46.43%	82.04%

    The Company recorded a $189 thousand recovery of loan loss for the three months ended September 30, 2022, compared to a $204 thousand provision for loan loss for the prior year quarter. Net recoveries of $94 thousand were recognized during the second quarter, compared to net recoveries of $97 thousand for the prior year quarter. For the six months ended September 30, 2022, the Company recorded a $216 thousand recovery of loan loss, compared to a $276 thousand provision for loan loss for the prior year period. Net recoveries of $101 thousand were recognized for the six months ended September 30, 2022, compared to net recoveries of $99 thousand in the prior year period.

At September 30, 2022, nonaccrual loans totaled $15.1 million, or 2.0% of total assets, compared to $11.5 million, or 1.6% of total assets at March 31, 2022. The ALLL was $5.5 million at September 30, 2022, which represents a ratio of the ALLL to nonaccrual loans of 36.5% compared to a ratio of 49.0% at March 31, 2022. The ratio of the allowance for loan losses to total loans was 0.96% at September 30, 2022, compared to 0.97% at March 31, 2022.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. At September 30, 2022 and March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At September 30, 2022, loans classified as TDR totaled $7.2 million, of which $6.2 million were classified as performing. At March 31, 2022, loans classified as TDR totaled $6.9 million, of which $5.2 million were classified as performing.

    At September 30, 2022, non-performing assets totaled $15.2 million, or 2.0% of total assets compared to $11.5 million, or 1.6% of total assets at March 31, 2022. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,371	$4,600	$4,892	$4,919	$3,500
Multifamily	—	109	515	516	882
Commercial real estate	9,455	6,170	4,601	185	192
Business	1,179	1,234	1,448	2,091	2,148
Consumer	87	—	25	57	—
Total nonaccrual loans	15,092	12,113	11,481	7,768	6,722
Other non-performing assets (2):
Real estate owned	60	60	60	60	60
Total non-performing assets (3)	$15,152	$12,173	$11,541	$7,828	$6,782

Nonaccrual loans to total loans	2.63%	2.18%	1.98%	1.41%	1.29%
Non-performing loans to total loans	2.63%	2.18%	1.98%	1.41%	1.29%
Non-performing assets to total assets	2.00%	1.76%	1.57%	1.08%	0.96%
Allowance to total loans	0.96%	1.01%	0.97%	0.99%	1.06%
Allowance to nonaccrual loans	36.50%	46.26%	48.99%	70.65%	82.04%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2022, there were $6.2 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2022, the Bank had $2.9 million in subprime loans, or 0.5% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

    Non-interest income decreased $2.1 million, or 65.6%, to $1.1 million for the three months ended September 30, 2022, compared to $3.2 million for the prior year quarter. For the six months ended September 30, 2022, non-interest income decreased $3.0 million, or 62.5%, to $1.8 million, compared to $4.8 million for the prior year period. Non-interest income in the prior year included $1.8 million grant income recognized from the Bank's award through the CDFI Fund's Rapid Response Program. In addition, other non-interest income includes correspondent banking fees related to the Bank's servicing of PPPLF activity for a correspondent bank that were $0.5 million and $1.3 million higher for the three and six months ended September 30, 2021, compared to the current year periods, respectively.

Non-Interest Expense

    Non-interest expense increased $0.7 million, or 10.0%, to $7.7 million for the three months ended September 30, 2022, compared to $7.0 million for the prior year quarter. Employee compensation and benefits increased by $0.3 million in the current period due equally to merit increases, recruiting fees and employer portion of 401K contribution. Net equipment expense was $0.1 million higher as a result of additional hardware/software maintenance contracts put in place for new business strategies being implemented. Data processing expense increased by $0.1 million in the current quarterly period due to upgraded cybersecurity systems and an improved remote work environment. The cost to provide insurance and surety for the Company increased by $0.1 million based on the economic environment.

For the six months ended September 30, 2022, non-interest expense decreased $0.8 million, or 5.0%, to $15.2 million, compared to $16.0 million for the prior year period. Other non-interest expense in the prior year period included a $2.1 million loss contingency accrual related to a wire fraud matter that occurred during the first quarter, with the Bank recovering approximately $126 thousand during the second quarter of fiscal year 2022. Employee compensation and benefits and consulting fees were higher compared to the prior year period due to agency fees and the increased use of consultants for temporary assistance in the underwriting department as the Company sought to add permanent staff due to increased loan volume.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2022, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2022, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's second quarter ended September 30, 2022.

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2022 (unaudited) and March 31, 2022; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended September 30, 2022 and 2021 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2022 and 2021 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	November 14, 2022	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)