Form 10-Q
period 2022-12-31
CARVER BANCORP INC
filed 2023-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2022
Common Stock, par value $0.01	4,226,619

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	December 31, 2022	March 31, 2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$43,658	$60,764
Money market investments	254	254
Total cash and cash equivalents	43,912	61,018
Investment securities:
Available-for-sale, at fair value	53,443	67,596
Held-to-maturity, at amortized cost (fair value of $2,282 and $5,276 at December 31, 2022 and March 31, 2022, respectively)	2,406	5,254
Total investment securities	55,849	72,850
Loans receivable:
Real estate mortgage loans	417,008	407,835
Commercial business loans	167,602	170,031
Consumer loans	2,139	1,638
Loans, gross	586,749	579,504
Allowance for loan and lease losses	(5,154)	(5,624)
Total loans receivable, net	581,595	573,880
Premises and equipment, net	3,267	3,775
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,366	584
Accrued interest receivable	2,513	2,414
Right-of-use assets	12,918	13,637
Other assets	10,822	7,156
Total assets	$712,242	$735,314

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$105,647	$107,472
Interest-bearing deposits:
Interest-bearing checking	56,668	57,985
Savings	108,907	112,305
Money market	183,944	208,122
Certificates of Deposit	152,283	139,255
Escrow	1,798	2,978
Total interest-bearing deposits	503,600	520,645
Total deposits	609,247	628,117
Advances from the FHLB-NY and other borrowed money	31,000	15,949
Operating lease liability	13,770	14,393
Other liabilities	13,095	21,768
Total liabilities	667,112	680,227

EQUITY
Preferred stock, (par value $0.01 per share: 13,201 and 13,751 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at December 31, 2022 and March 31, 2022, respectively)	13,201	13,751
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at December 31, 2022 and March 31, 2022)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at December 31, 2022 and March 31, 2022, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 6,799,410 and 6,720,618 shares issued; 4,295,607 and 4,216,815 shares outstanding at December 31, 2022 and March 31, 2022, respectively)	68	67
Additional paid-in capital	82,734	82,165
Accumulated deficit	(46,404)	(43,503)
Treasury stock, at cost (2,503,803 shares at December 31, 2022 and March 31, 2022)	(2,908)	(2,908)
Accumulated other comprehensive loss	(13,738)	(6,662)
Total equity	45,130	55,087
Total liabilities and equity	$712,242	$735,314
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2022	2021	2022	2021
Interest income:
Loans	$6,380	$5,379	$18,362	$15,541
Mortgage-backed securities	150	150	465	552
Investment securities	273	109	639	543
Money market investments	395	27	830	76
Total interest income	7,198	5,665	20,296	16,712

Interest expense:
Deposits	1,128	476	2,366	1,435
Advances and other borrowed money	327	117	870	389
Total interest expense	1,455	593	3,236	1,824

Net interest income	5,743	5,072	17,060	14,888
(Recovery of) provision for loan losses	(281)	192	(497)	468
Net interest income after (recovery of) provision for loan losses	6,024	4,880	17,557	14,420

Non-interest income:
Depository fees and charges	561	432	1,669	1,627
Loan fees and service charges	72	54	329	199
Loss on sale of loans, net	(479)	—	(479)	—
Grant income	162	203	324	2,089
Other	90	1,142	371	2,721
Total non-interest income	406	1,831	2,214	6,636

Non-interest expense:
Employee compensation and benefits	3,239	2,793	9,725	8,595
Net occupancy expense	1,135	1,080	3,394	3,318
Equipment, net	593	408	1,633	1,299
Data processing	639	160	1,903	1,472
Consulting fees	86	112	400	338
Federal deposit insurance premiums	102	92	292	266
Other	1,725	1,370	5,325	6,744
Total non-interest expense	7,519	6,015	22,672	22,032

(Loss) income before income taxes	(1,089)	696	(2,901)	(976)
Income tax expense	—	—	—	—
Net (loss) income	$(1,089)	$696	$(2,901)	$(976)

(Loss) income per common share:
Basic	$(0.25)	$0.13	$(0.68)	$(0.28)
Diluted	(0.25)	0.13	(0.68)	(0.28)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2022	2021	2022	2021
Net (loss) income	$(1,089)	$696	$(2,901)	$(976)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(18)	(198)	(7,076)	1,293
Total other comprehensive (loss) income, net of tax	(18)	(198)	(7,076)	1,293
Total comprehensive (loss) income, net of tax	$(1,107)	$498	$(9,977)	$317

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Nine Months Ended December 31, 2022 and 2021
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended December 31, 2022
Balance — September 30, 2022	$25,378	$68	$82,734	$(45,315)	$(2,908)	$(13,720)	$46,237
Net loss	—	—	—	(1,089)	—	—	(1,089)
Other comprehensive loss, net of taxes	—	—	—	—	—	(18)	(18)
Balance — December 31, 2022	$25,378	$68	$82,734	$(46,404)	$(2,908)	$(13,738)	$45,130

Nine Months Ended December 31, 2022
Balance — March 31, 2022	$25,928	$67	$82,165	$(43,503)	$(2,908)	$(6,662)	$55,087
Net loss	—	—	—	(2,901)	—	—	(2,901)
Other comprehensive loss, net of taxes	—	—	—	—	—	(7,076)	(7,076)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	20	—	—	—	20
Balance — December 31, 2022	$25,378	$68	$82,734	$(46,404)	$(2,908)	$(13,738)	$45,130

Three Months Ended December 31, 2021
Balance — September 30, 2021	$28,128	$61	$76,949	$(44,328)	$(2,908)	$(1,684)	$56,218
Net income	—	—	—	696	—	—	696
Other comprehensive loss, net of taxes	—	—	—	—	—	(198)	(198)
Conversion of Series D preferred stock to common stock	(1,100)	1	1,099	—	—	—	—
At-the-market "ATM" offering, net of offering costs	—	1	957	—	—	—	958
Stock based compensation expense	—	—	24	—	—	—	24
Balance — December 31, 2021	$27,028	$63	$79,029	$(43,632)	$(2,908)	$(1,882)	$57,698

Nine Months Ended December 31, 2021
Balance — March 31, 2021	$25,778	$58	$75,204	$(42,656)	$(2,908)	$(3,175)	$52,301
Net loss	—	—	—	(976)	—	—	(976)
Other comprehensive income, net of taxes	—	—	—	—	—	1,293	1,293
Conversion of Series D preferred stock to common stock	(2,750)	3	2,747	—	—	—	—
At-the-market "ATM" offering, net of offering costs	—	1	957	—	—	—	958
Issuance of preferred stock (Series F)	4,000	—	—	—	—	—	4,000
Stock based compensation expense	—	1	121	—	—	—	122
Balance — December 31, 2021	$27,028	$63	$79,029	$(43,632)	$(2,908)	$(1,882)	$57,698
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,901)	$(976)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Recovery of) provision for loan losses	(497)	468
Stock based compensation expense	20	122
Depreciation and amortization expense	783	770
Loss on sale of loans, net	479	—
Amortization and accretion of loan premiums and discounts and deferred charges, net	(78)	(209)
Amortization and accretion of premiums and discounts — securities	328	474
Increase in accrued interest receivable	(99)	(48)
Decrease (increase) in other assets	2,360	(1,995)
Decrease in other liabilities	(9,242)	(3,045)
Net cash used in operating activities	(8,847)	(4,439)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	6,756	12,013
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	2,841	2,375
Purchase of bank-owned life insurance	(5,000)	—
Loans held-for investment, net of repayments/payoffs and (originations)	(1,963)	(30,962)
Loans purchased from third parties	(11,199)	(44,410)
Proceeds from participation loans sold	5,129	6,080
Purchase of FHLB-NY stock, net	(782)	(32)
Purchase of premises and equipment	(168)	(181)
Net cash used in investing activities	(4,386)	(55,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(18,870)	65,547
Increase (decrease) in FHLB-NY advances and other borrowings	14,997	(23,311)
Increase in long-term debt	—	2,500
Issuance of common stock	—	958
Issuance of preferred stock	—	4,000
Net cash (used in) provided by financing activities	(3,873)	49,694
Net decrease in cash and cash equivalents	(17,106)	(9,862)
Cash and cash equivalents at beginning of period	61,018	75,591
Cash and cash equivalents at end of period	$43,912	$65,729

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$1,103	$680
Recognition of operating lease liability	1,103	680
Recognition of finance lease asset	58	—
Recognition of finance lease liability	58	—
Conversion of preferred stock to common stock	$550	$2,750

Cash paid for:
Interest	$3,175	$4,993
Income taxes	162	211
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the interest scheduled for December 17, 2021. Subsequently, the Company made the regular quarterly interest payment on its outstanding debentures due on March 17, 2022, June 17, 2022, September 17, 2022 and December 19, 2022. The interest rate was 7.79% and the total amount of deferred interest was $38 thousand at December 31, 2022.

    Carver relies, in part, on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts. Under the prior Formal Agreement, the OCC regulated all capital distributions, including dividend payments, by Carver Federal to Carver, and the FRB regulates dividends paid by Carver. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and an application with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend that, among other reasons, would result in Carver Federal’s failure to meet the OCC minimum capital requirements. Carver has suspended Carver’s regular quarterly cash dividend on its common stock.

Regulation

    On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, the Bank was required to obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers, paying dividends and entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Agreement, Carver was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

As further discussed in Note 13, Subsequent Events, the Agreement was terminated on January 18, 2023. The IMCR remains in effect.

The Company continues to be subject to similar requirements that the Bank was subject to under the Agreement. The Company must provide notice to the FRB prior to affecting any change in its directors or senior executive officers. The Company is also subject to the restrictions on golden parachute and indemnification payments, as set forth in 12 C.F.R. Part 359. Written approval of the Federal Reserve Bank is required prior to: (1) the declaration or payment of dividends by the Company to its stockholders, (2) the declaration or payment of dividends by the Bank to the Company, (3) any distributions of interest or principal by the Company on subordinated debentures or trust preferred securities, (4) any purchases or redemptions of the Company’s stock and (5) the Company incurring, increasing or guaranteeing certain long-term debt outside the ordinary course of business. These limitations could affect our operations and financial performance.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ended March 31, 2023. The consolidated balance sheet at December 31, 2022 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2022. Amounts subject to significant estimates and assumptions are items such as the allowance for loan losses, realization of deferred tax assets, assessment of other-than-temporary impairment of securities, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. Additionally, the Federal Reserve has increased the federal funds rate at each of its meetings in 2022 and 2023, and has indicated that it will likely continue to increase market interest rates in order to attempt to decrease the rate of inflation.

For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City's unemployment rate remains high at 5.9%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

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

NOTE 3. (LOSS) INCOME PER COMMON SHARE

    The following table reconciles the (loss) income available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted income (loss) per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2022	2021	2022	2021
Net loss (income)	$(1,089)	$696	$(2,901)	$(976)
Less: Participated securities share of undistributed earnings	—	240	—	—
Net (loss) income available to common shareholders	$(1,089)	$456	$(2,901)	$(976)

Weighted average common shares outstanding - basic	4,294,871	3,573,707	4,271,743	3,485,120
Effect of dilutive shares	—	1,877,422	—	—
Weighted average common shares outstanding – diluted	4,294,871	5,451,129	4,271,743	3,485,120

Basic (loss) income per common share	$(0.25)	$0.13	$(0.68)	$(0.28)
Diluted (loss) income per common share	(0.25)	0.13	(0.68)	(0.28)

The Company has preferred stock which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three and nine months ended December 31, 2022 and nine months ended December 31, 2021, all restricted shares and outstanding stock options were anti-dilutive.

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

On January 22, 2021, Prudential Insurance Company of America ("Prudential"), an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert such shares into 58,093 shares of common stock. During fiscal year 2022, Prudential donated a total of 3,850 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 470,855 shares of Common Stock. During the nine months ended December 31, 2022, Prudential donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. The conversions had no impact on the Company's total capital.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company may instruct Piper Sandler not to sell ATM Shares if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the ATM Shares under the Sales Agreement. The offering of ATM Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the ATM Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Piper Sandler or the Company, as permitted therein. The Company will pay Piper Sandler a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of ATM Shares and have agreed to provide Piper Sandler with customary indemnification and contribution rights. The Company will also reimburse Piper Sandler for certain specified expenses in connection with entering into the Sales Agreement. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings during the nine months ended December 31, 2022.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

    The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the nine months ended December 31, 2022 and 2021:

$ in thousands	At March 31, 2022	Other Comprehensive Loss, net of tax	At December 31, 2022
Net unrealized loss on securities available-for-sale	$(6,662)	$(7,076)	$(13,738)

$ in thousands	At March 31, 2021	Other Comprehensive Income, net of tax	At December 31, 2021
Net unrealized income (loss) on securities available-for-sale	$(3,175)	$1,293	$(1,882)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the nine months ended December 31, 2022 and 2021.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2022, securities with fair value of $53.4 million, or 95.7%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $2.4 million, or 4.3%, were classified as held-to-maturity, compared to $67.6 million and $5.3 million at March 31, 2022, respectively. The Bank had no securities classified as trading at December 31, 2022 and March 31, 2022.

    Other investments as of December 31, 2022 primarily consists of the Bank's investment in a limited partnership Community Capital Fund and a $5.1 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investment in the limited partnership is measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investment and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.2 million at December 31, 2022 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2022 and March 31, 2022:

	At December 31, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$347	$—	$4	$343
Federal Home Loan Mortgage Corporation	22,012	—	4,518	17,494
Federal National Mortgage Association	11,868	—	2,357	9,511
Total mortgage-backed securities	34,227	—	6,879	27,348
U.S. Government Agency Securities	9,860	—	38	9,822
Corporate Bonds	5,269	—	2,324	2,945
Muni Securities	17,724	—	4,496	13,228
Asset-backed Securities	101	—	1	100
Total available-for-sale	$67,181	$—	$13,738	$53,443

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$384	$—	$8	$376
Federal National Mortgage Association and Other	2,022	—	116	1,906
Total held-to maturity	$2,406	$—	$124	$2,282

	At March 31, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$439	$9	$—	$448
Federal Home Loan Mortgage Corporation	23,744	—	2,197	21,547
Federal National Mortgage Association	12,852	—	1,268	11,584
Total mortgage-backed securities	37,035	9	3,465	33,579
U.S. Government Agency Securities	13,864	—	79	13,785
Corporate Bonds	5,271	—	1,150	4,121
Muni Securities	17,741	—	1,973	15,768
Asset-backed Securities	347	—	4	343
Total available-for-sale	$74,258	$9	$6,671	$67,596

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$481	$27	$—	$508
Federal National Mortgage Association and Other	4,773	9	14	4,768
Total held-to-maturity	$5,254	$36	$14	$5,276

There were no sales of available-for-sale and held-to-maturity securities for the nine months ended December 31, 2022 and December 31, 2021.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2022 and March 31, 2022 for less than 12 months and 12 months or longer:

	At December 31, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$41	$1,225	$6,838	$26,123	$6,879	$27,348
U.S. Government Agency securities	12	4,107	26	5,715	38	9,822
Corporate bonds	—	—	2,324	2,945	2,324	2,945
Muni securities	456	2,222	4,040	11,006	4,496	13,228
Asset-backed securities	—	—	1	100	1	100
Total available-for-sale securities	$509	$7,554	$13,229	$45,889	$13,738	$53,443
Held-to-Maturity:
Mortgage-backed securities	$124	$2,246	$—	$—	$124	$2,246
Total held-to-maturity securities	$124	$2,246	$—	$—	$124	$2,246

	At March 31, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$519	$7,057	$2,946	$26,128	$3,465	$33,185
U.S. Government Agency securities	—	—	79	13,785	79	13,785
Corporate bonds	—	—	1,150	4,121	1,150	4,121
Muni securities	1,640	13,512	333	2,256	1,973	15,768
Asset-backed securities	4	343	—	—	4	343
Total available-for-sale securities	$2,163	$20,912	$4,508	$46,290	$6,671	$67,202
Held-to-Maturity:
Mortgage-backed securities	$14	$2,204	$—	$—	$14	$2,204
Total held-to-maturity securities	$14	$2,204	$—	$—	$14	$2,204

    A total of 26 securities had an unrealized loss at December 31, 2022 compared to 23 at March 31, 2022. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 51.2%, 18.4%, 24.8% and 5.5%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2022. There were six mortgage-backed securities, two U.S. government agency securities, one corporate bond, five municipal securities and one asset-backed security that had an unrealized loss position for more than 12 months at December 31, 2022. Given the high credit quality of the mortgage-backed securities, which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the U.S. Government Agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at December 31, 2022.

    The following is a summary of the amortized cost and fair value of debt securities at December 31, 2022, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Less than one year	$101	$100	(0.85)%
One through five years	—	—	—%
Five through ten years	6,127	5,655	4.08%
After ten years	26,726	20,340	3.10%
Mortgage-backed securities	34,227	27,348	1.59%
Total	$67,181	$53,443	2.26%
Held-to-maturity:
Mortgage-backed securities	$2,406	$2,282	2.74%

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

During fiscal year 2021, we increased our qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, we adjusted our qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio. These increases in reserves were partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. During fiscal year-to-date 2023, we again increased our qualitative factors and assessment criteria to high due to the economic climate in general and its impact on the New York City ("NYC") metropolitan area in which the Company operates. The Federal Reserve has increased the federal funds rate 4.5% since December 31, 2021, and has indicated that it will likely continue to increase market interest rates in order to attempt to decrease the rate of inflation. In terms of restoring pre-pandemic jobs, NYC represents one of the slowest recovery of any major metropolitan area and reports a high unemployment rate of 5.9%. In spite of the strict analysis applied to our qualitative reserves, the Company's overall allowance declined moderately as the level of gross loans decreased and the rolling 20 quarter loss look back period revealed little in recorded losses.

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

    The following is a summary of loans receivable at December 31, 2022 and March 31, 2022:

	December 31, 2022		March 31, 2022
$ in thousands	Amount	Percent	Amount	Percent
Gross loans receivable:
One-to-four family	$65,291	11.2%	$69,297	12.0%
Multifamily	176,480	30.2%	160,800	27.9%
Commercial real estate	172,468	29.5%	174,270	30.2%
Business (1)	167,700	28.7%	170,497	29.6%
Consumer (2)	2,127	0.4%	1,623	0.3%
Total loans receivable	$584,066	100.0%	$576,487	100.0%

Unamortized premiums, deferred costs and fees, net	2,683		3,017

Allowance for loan losses	(5,154)		(5,624)
Total loans receivable, net	$581,595		$573,880
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of December 31, 2022, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. The Bank has begun to receive debt forgiveness payments on PPP loans closed during the first and second rounds of the program. Business loans included PPP loans outstanding totaling $2.9 million as of December 31, 2022.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. At December 31, 2022 and March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the three and nine month periods ended December 31, 2022 and 2021, and the fiscal year ended March 31, 2022.

Three months ended December 31, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$704	$1,055	$1,608	$1,814	$82	$246	$5,509
Charge-offs	—	—	—	—	(106)	—	(106)
Recoveries	—	—	—	30	2	—	32
Provision for (recovery of) Loan Losses	20	25	(563)	69	143	25	(281)
Ending Balance	$724	$1,080	$1,045	$1,913	$121	$271	$5,154

Nine months ended December 31, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Charge-offs	—	—	—	—	(130)	—	(130)
Recoveries	90	—	10	53	4	—	157
Provision for (recovery of) Loan Losses	(97)	(34)	(122)	(637)	124	269	(497)
Ending Balance	$724	$1,080	$1,045	$1,913	$121	$271	$5,154

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$621	$1,080	$1,045	$1,761	$121	$271	$4,899
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	103	—	—	152	—	—	255

Loan Receivables Ending Balance:	$66,142	$177,647	$173,219	$167,602	$2,139	$—	$586,749
Ending Balance: collectively evaluated for impairment	61,045	177,576	165,944	161,635	2,139	—	568,339
Ending Balance: individually evaluated for impairment	5,097	71	7,275	5,967	—	—	18,410

At March 31, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance:	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	731	1,114	1,157	2,428	123	2	5,555
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	—	—	—	69	—	—	69

Loan Receivables Ending Balance:	$70,261	$162,261	$175,313	$170,031	$1,638	$—	$579,504
Ending Balance: collectively evaluated for impairment	65,369	161,746	175,313	163,991	1,638	—	568,057
Ending Balance: individually evaluated for impairment	4,892	515	—	6,040	—	—	11,447

Three months ended December 31, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,015	$914	$1,002	$2,106	$137	$341	$5,515
Charge-offs	—	—	—	—	(123)	(129)	(252)
Recoveries	—	—	—	32	1	—	33
Provision for (recovery of) Loan Losses	(94)	188	93	(30)	116	(81)	192
Ending Balance	$921	$1,102	$1,095	$2,108	$131	$131	$5,488

Nine months ended December 31, 2021
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(222)	(1)	(223)
Recoveries	—	—	—	82	21	—	103
Provision for (recovery of) Loan Losses	(137)	222	188	171	167	(143)	468
Ending Balance	$921	$1,102	$1,095	$2,108	$131	$131	$5,488

The following is a summary of nonaccrual loans at December 31, 2022 and March 31, 2022.

$ in thousands	December 31, 2022	March 31, 2022
Gross loans receivable:
One-to-four family	$4,066	$4,892
Multifamily	71	515
Commercial real estate	7,275	4,601
Business	973	1,448
Consumer	—	25
Total nonaccrual loans	$12,385	$11,481

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

    At December 31, 2022 and March 31, 2022, other non-performing assets totaled $60 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at December 31, 2022 and March 31, 2022.

    Although we believe that substantially all risk elements at December 31, 2022 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

    One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

    At December 31, 2022, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$175,990	$165,237	$154,280
Special Mention	771	707	6,136
Substandard	886	7,275	7,186
Total	$177,647	$173,219	$167,602

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$61,045	$2,139
Non-Performing		5,097	—
Total		$66,142	$2,139

    At March 31, 2022, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$155,274	$164,543	$155,196
Special Mention	897	8,157	6,302
Substandard	6,090	2,613	8,533
Total	$162,261	$175,313	$170,031

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$65,369	$1,613
Non-Performing		4,892	25
Total		$70,261	$1,638

    The following table presents an aging analysis of the recorded investment of past due loans receivables at December 31, 2022 and March 31, 2022.
.

December 31, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$233	$3,968	$4,201	$61,941	$66,142
Multifamily	2,991	—	71	3,062	174,585	177,647
Commercial real estate	3,238	1,237	7,274	11,749	161,470	173,219
Business	8,443	—	464	8,907	158,695	167,602
Consumer	33	121	—	154	1,985	2,139
Total	$14,705	$1,591	$11,777	$28,073	$558,676	$586,749

March 31, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,943	$—	$5,229	$7,172	$63,089	$70,261
Multifamily	4,435	115	515	5,065	157,196	162,261
Commercial real estate	4,010	—	4,601	8,611	166,702	175,313
Business	923	40	664	1,627	168,404	170,031
Consumer	84	45	25	154	1,484	1,638
Total	$11,395	$200	$11,034	$22,629	$556,875	$579,504

    The following table presents information on impaired loans with the associated allowance amount, if applicable, at December 31, 2022 and March 31, 2022.

	At December 31, 2022			At March 31, 2022
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$4,066	$4,661	$—	$4,892	$5,576	$—
Multifamily	71	71	—	515	515	—
Commercial real estate	7,275	7,401	—	—	—	—
Business	1,168	1,211	—	837	909	—
With an allowance recorded:
One-to-four family	1,031	1,031	103	—	—	—
Business	4,799	4,799	152	5,203	5,203	69
Total	$18,410	$19,174	$255	$11,447	$12,203	$69

    The following tables presents information on average balances of impaired loans and the interest income recognized on a cash basis for the three and nine month periods ended December 31, 2022 and 2021.

	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2022		2021		2022		2021
$ in thousands	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no specific allowance recorded:
One-to-four family	$4,204	$2	$4,429	$13	$4,479	$40	$4,443	$19
Multifamily	36	—	699	9	293	—	442	9
Commercial real estate	7,560	33	188	7	3,637	107	551	7
Business	1,174	10	2,125	24	1,003	44	2,212	24
With an allowance recorded:
One-to-four family	1,035	9	73	—	516	31	74	1
Commercial real estate	804	—	—	—	—	—	—	—
Business	4,962	67	5,293	—	5,001	202	5,333	149
Total	$19,775	$121	$12,807	$53	$14,929	$424	$13,055	$209

    In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a concession. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were two loan modifications made during the nine months ended December 31, 2022. No loan modifications were made during the three months ended December 31, 2022. There were no loan modifications made during the three and nine months ended December 31, 2021. Total TDR loans at December 31, 2022 were $6.8 million, $0.8 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2022, total TDR loans were $6.9 million, of which $1.7 million were non-performing. The following table presents an analysis of the loan modifications that were classified as TDRs during the three and nine months ended December 31, 2022.

	Loan Modifications for the nine months ended
	December 31, 2022
$ in thousands	Number of loans	Recorded investment at time of modification
One-to-four family	2	$1,047

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended December 31, 2022 and 2021, there were no modified loans that defaulted within 12 months of modification.

    At December 31, 2022, there were 4 loans in the TDR portfolio totaling $6.0 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months. At March 31, 2022, there were 2 loans in the TDR portfolio totaling $5.2 million that were on accrual status.

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

    The aggregate amount of loans outstanding to related parties was $30 thousand at December 31, 2022 and at March 31, 2022. There were no advances or principal repayments during the nine months ended December 31, 2022.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$145	$145
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	343	—	343
Federal Home Loan Mortgage Corporation	—	17,494	—	17,494
Federal National Mortgage Association	—	9,511	—	9,511
U.S. Government Agency securities	—	9,822	—	9,822
Corporate bonds	—	2,945	—	2,945
Muni securities	—	13,228	—	13,228
Asset-backed securities	—	100	—	100
Total available-for-sale securities	—	53,443	—	53,443
Total assets	$—	$53,443	$145	$53,588

	Fair Value Measurements at March 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$162	$162
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	448	—	448
Federal Home Loan Mortgage Corporation	—	21,547	—	21,547
Federal National Mortgage Association	—	11,584	—	11,584
U.S. Government Agency securities	—	13,785	—	13,785
Corporate bonds	—	4,121	—	4,121
Muni securities	—	15,768	—	15,768
Asset-backed securities	—	343	—	343
Total available-for-sale securities	—	67,596	—	67,596
Total assets	$—	$67,596	$162	$67,758

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at December 31, 2022 and March 31, 2022.

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

    In the nine month period ended December 31, 2022, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2022 and 2021:

$ in thousands	Beginning balance, April 1, 2022	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2022	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2022
Mortgage servicing rights	162	(17)	—	—	145	(15)

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2021	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2021
Mortgage servicing rights	147	(15)	—	—	132	(14)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	145	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	4.08%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	162	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.70%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2022 and March 31, 2022, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,575	$5,575
Other real estate owned	—	—	60	$60

	Fair Value Measurements at March 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$—	$—	$5,334	$5,334
Other real estate owned	—	—	60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2022 and March 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,575	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,334	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of December 31, 2022 and March 31, 2022, we had loans with a carrying value of $6.9 million and $3.1 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2022 and March 31, 2022 are as follows:

	December 31, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$43,912	$43,912	$43,912	$—	$—
Securities available-for-sale	53,443	53,443	—	53,443	—
Securities held-to-maturity	2,406	2,282	—	2,282	—
Loans receivable	581,595	546,749	—	—	546,749
Accrued interest receivable	2,513	2,513	—	2,513	—
Mortgage servicing rights	145	145	—	—	145
Financial Liabilities:
Deposits	$609,247	$604,416	$455,166	$149,250	$—
Advances from FHLB of New York	15,000	15,000	—	15,000	—
Other borrowed money	15,903	14,565	—	14,565	—
Accrued interest payable	152	152	—	152	—

	March 31, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$61,018	$61,018	$61,018	$—	$—
Securities available-for-sale	67,596	67,596	—	67,596	—
Securities held-to-maturity	5,254	5,276	—	5,276	—
Loans receivable	573,880	563,821	—	—	563,821
Accrued interest receivable	2,414	2,414	—	2,414	—
Mortgage servicing rights	162	162	—	—	162
Financial Liabilities:
Deposits	$628,117	$624,160	$485,884	$138,276	$—
Other borrowed money	15,906	15,673	—	15,673	—
Accrued interest payable	91	91	—	91	—

NOTE 10. NON-INTEREST REVENUE AND EXPENSE

    Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gains on sales of residential mortgage and SBA loans, income associated with servicing assets, and loan fees, including residential mortgage originations to be sold and prepayment and late fees charged across all loan categories are also not in scope of the guidance. Topic 606 is applicable to non-interest revenue streams, such as depository fees, service charges and commission revenues. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Non-interest revenue streams in-scope of Topic 606 are discussed below.

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2022	2021	2022	2021
Non-interest income
In-scope of Topic 606
Depository fees and charges	$561	$432	$1,669	$1,627
Loan fees and service charges	68	52	317	190
Other non-interest income	42	976	204	2,487
Non-interest income (in-scope of Topic 606)	671	1,460	2,190	4,304
Non-interest income (out-of-scope of Topic 606)	(265)	371	24	2,332
Total non-interest income	$406	$1,831	$2,214	$6,636

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2022	2021	2022	2021
Other non-interest income:
Correspondent banking fees	$4	$965	147	2,454
Other	86	177	224	267
Total non-interest income	$90	$1,142	$371	$2,721

Other non-interest expense:
Advertising	$104	$133	$368	$412
Legal expense	63	285	246	612
Insurance and surety	293	253	878	631
Audit expense	148	425	448	674
Data lines / internet	105	94	299	307
Security services	85	81	234	187
Retail expenses	224	115	690	602
Loss contingency	—	(770)	—	1,203
Director's fees	24	131	270	273
Other	679	623	1,892	1,843
Total non-interest expense	$1,725	$1,370	$5,325	$6,744

NOTE 11. LEASES

    The Company applies Accounting Standards Codification Topic 842, Leases, ("ASC 842") to its leases. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of December 31, 2022, operating ROU lease assets and related lease liabilities totaled $12.9 million and $13.8 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of December 31, 2022, the Company had $108 thousand and $97 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and nine months ended December 31, 2022:

December 31, 2022
Weighted-average remaining lease term
Operating leases	5.4 years
Finance lease	2.8 years

Weighted-average discount rate
Operating leases	3.03%
Finance lease	2.78%

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2022	2021	2022	2021
Operating lease expense	$717	$717	$2,149	$2,155

Finance lease cost
Amortization of right-of use asset	17	18	49	53
Interest on lease liability	1	1	2	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	686	689	2,078	2,069
Finance lease	14	19	52	55

    Maturities of lease liabilities at December 31, 2022 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2023	$700	$19
2024	2,921	41
2025	2,705	18
2026	2,687	16
2027	2,441	6
Thereafter	3,535	—
Total lease payments	14,989	100
Interest	(1,219)	(3)
Lease liability	$13,770	$97

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 016-13, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Target Transition Relief," to provide transition relief by giving entities an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, which extended the CECL implementation date for smaller reporting companies, as defined by the SEC. The new effective date is for fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024), including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," to amend or clarify guidance regarding expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The Company is currently in the implementation stage of ASU 2016-13 and has engaged two vendors to assist management in evaluating the requirements of the new standard, modeling requirements and assessment of the impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations. In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures," which eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. The amendments also require disclosure of current period gross writeoffs by year of origination. The effective dates for the amendments in ASU 2022-02 are the same as the effective dates in ASU 2016-13. The Company has conducted testing of the ASU 2016-13 method utilizing historical financial analysis and plans to implement ASU 2016-13 with a deadline of April 1, 2023, for the application of the ASU 2016-13 methodology in all formal June 30, 2023 reports. The Company is evaluating the impacts of ASU 2016-13 and does not believe it will have a material impact on the consolidated financial statements. However, the Company has observed a slightly more conservative reserve calculation in testing modules. In addition, as mentioned herein, the Company has engaged a vendor as an additional resource to examine and reaffirm the models as it relates to the implementation of the ASU 2016-13 methodology. The effects and comparisons of the final implementation of ASU 2016-13 will be indicated and explained in further detail in forthcoming reports, including the Form 10-K for the Company's fiscal year ending March 31, 2023.

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply for relief in Topic 848. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2024 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impacts of this ASU and has not yet determined whether LIBOR transition and this ASU will have a material impact on the Company's consolidated statements of financial condition and results of operations.

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

NOTE 13. SUBSEQUENT EVENTS

On January 18, 2023, the Office of the Comptroller of the Currency ("OCC") notified the Bank that the Formal Agreement ("FA") between Carver Federal Savings Bank and the OCC dated May 24, 2016 was terminated, effective immediately. Dissolution of the FA releases the Bank from the following requirements/limits:

•Submission to the Board of a quarterly written progress report detailing the actions needed to achieve full compliance with each Article of the FA, identification of Bank personnel responsible for implementing the corrective actions, and the timeframes for completing the corrective actions;
◦Updates on actions taken to comply with each Article of the FA; and
◦Updates on the results and status of those actions.

•Periodic assessments and evaluations, including a performance appraisal program, to ensure strict adherence to an implemented written program to provide for effective Board and management supervision of the Bank.

•Annual submission to the OCC, within 60 days of its fiscal year-end, the Bank’s formal, written three-year Strategic Plan which establishes objectives for the Bank’s overall risk profile, earnings performance, growth, balance sheet mix, concentrations, liability structure, capital ad liquidity structure, together with strategies to achieve those objectives;
◦Prior to adoption of the annual Strategic Plan by the Board, the receipt of written determination of no supervisory objection from the OCC;
◦A quarterly written evaluation, prepared by the Board, of the Bank’s performance against the Strategic Plan, including a description of the actions the Board will take to address any shortcomings;

•Receipt of written determination of no supervisory objection from the OCC prior to initiating any action that “deviates significantly” from the Strategic Plan. Actions that may have constituted a “significant deviation” from the Strategic Plan included, but were not limited to, changes in the Bank's marketing strategies, products and services, marketing partners, underwriting practices and standards, credit administration, account management, collection strategies or operations, fee structure or pricing, accounting processes and practices, or funding strategy, or any other changes in personnel, operations, or external factors that may have a material impact on the Bank's operations or financial performance.

•Annual submission to the OCC, within 75 days of its fiscal year-end, the Bank’s formal, written three-year Capital Plan for the Bank,which includes specific plans for the maintenance of adequate capital, the identification and evaluation of all material risks and the identification and establishment of a capital strengthening strategy, if needed.
◦Prior to adoption of the annual Capital Plan by the Board, the receipt of written determination of no supervisory objection from the OCC;
◦A quarterly written evaluation, prepared by the Board, of the Bank’s performance against the Capital Plan, including a description of the actions the Board will take to address any shortcomings;

•Limitation on the asset size of the Commercial Real Estate loan portfolio, measured as a percentage of total risk-based capital.

•Limitation on the Bank’s ability to grow deposits through relationships with its institutional customers due to all reciprocal deposits considered to be brokered.

•Requirement to submit a prior notice to the OCC at least 90 days in advance of proposed changes in directors and senior executive officers.

•Prohibited from making, or agreeing to make, golden parachute payments to institution-affiliated parties without OCC and FDIC approval.

The Individual Minimum Capital Ratio letter issued by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio, remains in effect, as do the Company's resolutions requiring, among other things, written approval from the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock.

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

•monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $712.2 million in assets and 108 employees as of December 31, 2022.

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

    The Bank's unconsolidated variable interest entities ("VIEs"), in which the Company holds significant variable interests or has continuing involvement through servicing a majority of assets in a VIE at December 31, 2022, are presented below.

Involvement with SPE (000's)					Funded Exposure		Unfunded Exposure		Total
$ in thousands	Recognized Gain (Loss) (000's)	Total Rights transferred	Significant unconsolidated VIE assets	Total Involvement with SPE asset	Debt Investments	Equity Investments	Funding Commitments	Maximum exposure to loss
Carver Statutory Trust 1 (1)	$—	$—	$13,403	$13,403	$13,038	$403	$—	$—	$13,441
(1) Carver Statutory Trust I debt investment includes deferred interest of $38 thousand.

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

Allowance for Loan and Lease Losses

    The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes based on the current environment. In a continued effort to combat inflation, the Federal Reserve approved an eighth consecutive interest rate hike in February 2023, raising the overnight borrowing rate 25 basis points to a target range of 4.5% to 4.75%, the highest it has been in 15 years. While this quarter-point rate increase is the smallest adjustment since March 2022 and inflation seems to have eased, rates will likely continue to increase, although at potentially smaller increments. A rising rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2022, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $15.1 million, or 95.0%, to $31.0 million at December 31, 2022, compared to $15.9 million at March 31, 2022. The Bank had a $15 million overnight advance outstanding from the FHLB-NY at December 31, 2022. At December 31, 2022, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow from the FHLB-NY an additional $25.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. During the nine months ended December 31, 2022, the Bank repaid its remaining $3 thousand outstanding advance under its PPP liquidity facility ("PPPLF") at the Federal Reserve. The Company also had $13.4 million in subordinated debt securities and $2.5 million in low interest loans outstanding as of December 31, 2022.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2022 and March 31, 2022, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $43.9 million and $61.0 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the agent. There were no additional offerings during the nine months ended December 31, 2022.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2022, total cash and cash equivalents decreased $17.1 million to $43.9 million at December 31, 2022, compared to $61.0 million at March 31, 2022, reflecting $8.8 million, $4.4 million and $3.9 million cash used in operating, investing and financing activities, respectively. Net cash used in operating activities totaled $8.8 million, which was primarily due to a $9.2 million decrease in other liabilities related to an outstanding teller check from the prior fiscal year that cleared during the first quarter of the current fiscal year. Net cash used in investing activities of $4.4 million was attributable to loan originations and purchases, net of principal repayments and payoffs, and the purchase of a $5.0 million bank-owned life insurance policy during the first quarter, partially offset by investment paydowns. Net cash used in financing activities of $3.9 million resulted from a net decrease in deposits of $18.9 million, offset by an increase of $15.0 million in FHLB-NY advances and other borrowings. The Bank secured a $15.0 million overnight advance from the FHLB-NY on December 30, 2022.

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

    The table below presents the capital position of the Bank at December 31, 2022:

	December 31, 2022
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$75,042	10.57%
Individual minimum capital requirement	63,885	9.00%
Minimum capital requirement	28,393	4.00%
Excess over individual minimum capital requirement	11,157	1.57%

Common equity Tier 1
Regulatory capital	$75,042	12.84%
Minimum capital requirement	40,920	7.00%
Excess	34,122	5.84%

Tier 1 risk-based capital
Regulatory capital	$75,042	12.84%
Minimum capital requirement	49,689	8.50%
Excess	25,353	4.34%

Total risk-based capital
Regulatory capital	$80,304	13.74%
Individual minimum capital requirement	70,149	12.00%
Minimum capital requirement	61,380	10.50%
Excess over individual minimum capital requirement	10,155	1.74%

Bank Regulatory Matters

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, the Bank was required to obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers, paying dividends and entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Agreement, Carver was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.
As further discussed in Note 13 "Subsequent Events" of the Notes to Consolidated Financial Statements (Unaudited) included herein, the Agreement was terminated on January 18, 2023. The IMCR remains in effect. At December 31, 2022, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 10.57%, Common Equity Tier 1 capital ratio of 12.84%, Tier 1 risk-based capital ratio of 12.84%, and a total risk-based capital ratio of 13.74%.

The Company continues to be subject to similar requirements that the Bank was subject to under the Agreement. The Company must provide notice to the FRB prior to affecting any change in its directors or senior executive officers. The Company is also subject to the restrictions on golden parachute and indemnification payments, as set forth in 12 C.F.R. Part 359. Written approval of the Federal Reserve Bank is required prior to: (1) the declaration or payment of dividends by the Company to its stockholders, (2) the declaration or payment of dividends by the Bank to the Company, (3) any distributions of interest or principal by the Company on subordinated debentures or trust preferred securities, (4) any purchases or redemptions of the Company’s stock and (5) the Company incurring, increasing or guaranteeing certain long-term debt outside the ordinary course of business. These limitations could affect our operations and financial performance.

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At December 31, 2022, the Bank continues to service 79 loans with a principal balance of $12.5 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2022 (1)	$1,363
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	26
Open claims as of December 31, 2022 (1)	$1,389
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2022:

$ in thousands	December 31, 2022
Representation and warranty repurchase reserve, March 31, 2022 (1)	$123
Net adjustment to reserve for repurchase losses (2)	(25)
Representation and warranty repurchase reserve, December 31, 2022 (1)	$98
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2022 and March 31, 2022

Assets

    At December 31, 2022, total assets were $712.2 million, reflecting a decrease of $23.1 million, or 3.1%, from total assets of $735.3 million at March 31, 2022. The decrease was primarily attributable to decreases of $17.1 million in cash and cash equivalents and $17.1 million in the Bank's investment portfolio, partially offset by increases of $7.7 million in the Bank's net loan portfolio and $3.6 million in other assets.

    Total cash and cash equivalents decreased $17.1 million, or 28.0%, from $61.0 million at March 31, 2022 to $43.9 million at December 31, 2022. The decrease in cash was primarily due to a decrease in deposits and increased net loan activity, partially offset by an increase in borrowings and paydowns received on investment securities.

    Total investment securities decreased $17.1 million, or 23.5%, to $55.8 million at December 31, 2022, compared to $72.9 million at March 31, 2022 due to scheduled principal payments received of approximately $7.1 million and a $7.0 million increase in unrealized losses in the available-for-sale portfolio. In addition, there was an early payoff of a $2.5 million mortgage-backed security in the held-to-maturity portfolio during the second quarter.

    Gross portfolio loans increased $7.2 million, or 1.2%, to $586.7 million at December 31, 2022, compared to $579.5 million at March 31, 2022 due to new loan originations of $92.4 million and loan pool purchases of $11.2 million. These were partially offset by attrition and payoffs of $90.3 million. The unexpected high level of payoffs was primarily due to commercial real estate borrowers who perceived the rising rate environment, coupled with high inflation, as the right time to exit contractual debt.

Other assets increased $3.6 million, or 50.3%, to $10.8 million at December 31, 2022, compared to $7.2 million at March 31, 2022 primarily due to the purchase of a $5.0 million bank-owned life insurance policy during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators.

Liabilities and Equity

    Total liabilities decreased $13.1 million, or 1.9%, to $667.1 million at December 31, 2022, compared to $680.2 million at March 31, 2022, primarily due to decreases in total deposits and other liabilities, partially offset by an increase in advances from the FHLB-NY.

    Deposits decreased $18.9 million, or 3.0%, to $609.2 million at December 31, 2022, compared to $628.1 million at March 31, 2022. The decline was primarily related to a large withdrawal of by one customer, who had previously informed Carver of the intended withdrawal due to concerns regarding a large deposit concentration with one bank. This was partially offset by increases in certificate of deposit and money market accounts due to an increase in interest rates, coupled with significant outreach efforts from the retail team.

    Advances from the FHLB-NY and other borrowed money increased $15.1 million to $31.0 million at December 31, 2022, compared to $15.9 million at March 31, 2022. The Bank secured a $15.0 million overnight advance from the FHLB-NY on December 30, 2022.

Other liabilities decreased $8.7 million, or 39.9%, to $13.1 million at December 31, 2022, compared to $21.8 million at March 31, 2022 due to a decrease in outstanding teller checks from the prior fiscal year that cleared during the first quarter.

    Total equity decreased $10.0 million, or 18.1%, to $45.1 million at December 31, 2022, compared to $55.1 million at March 31, 2022. The decrease was due to a net loss of $2.9 million, coupled with an increase of $7.0 million in unrealized losses on securities available-for-sale for the nine month period ended December 31, 2022.

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

    The following table reflects the Bank's outstanding commitments as of December 31, 2022:

$ in thousands
Lines of credit	$3,488
Commitment to fund private equity investment	253
Total	$3,741

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2022 and 2021

Overview

    The Company reported net loss of $1.1 million for the three months ended December 31, 2022, compared to net income of $0.7 million for the comparable prior year quarter. For the nine months ended December 31, 2022, the Company reported a net loss of $2.9 million, compared to a net loss of $1.0 million for the prior year period. The change in our results was primarily driven by a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income after recoveries of loan losses compared to the prior year periods.

    The following table reflects selected operating ratios for the three and nine months ended December 31, 2022 and 2021 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2022		2021		2022		2021
Return on average assets (1)	(0.61)%		0.39%		(0.55)%		(0.19)%
Return on average stockholders' equity (2)	(9.52)%		4.86%		(7.75)%		(2.40)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(7.29)%		4.72%		(6.35)%		(2.34)%
Net interest margin (3)	3.34%		2.95%		3.31%		2.96%
Interest rate spread (4)	3.09%		2.82%		3.12%		2.82%
Efficiency ratio (5)	122.28%		87.14%		117.63%		102.36%
Operating expenses to average assets (6)	4.24%		3.38%		4.26%		4.22%
Average stockholders' equity to average assets (7)	6.45%		8.05%		7.04%		7.78%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	8.43%		8.28%		8.58%		8.01%
Average interest-earning assets to average interest-bearing liabilities	1.30	x	1.40	x	1.30	x	1.37	x

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2022	2021	2022	2021
Average Stockholders' Equity
Average Stockholders' Equity	$45,743	$57,305	$49,930	$54,131
Average AOCI	(14,042)	(1,638)	(10,975)	(1,562)
Average Stockholders' Equity, excluding AOCI	$59,785	$58,943	$60,905	$55,693

Return on Average Stockholders' Equity	(9.52)%	4.86%	(7.75)%	(2.40)%
Return on Average Stockholders' Equity, excluding AOCI	(7.29)%	4.72%	(6.35)%	(2.34)%

Average Stockholders' Equity to Average Assets	6.45%	8.05%	7.04%	7.78%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.43%	8.28%	8.58%	8.01%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for loan losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $0.6 million, or 11.8%, to $5.7 million for the three months ended December 31, 2022, compared to $5.1 million for the same quarter last year. Net interest income increased $2.2 million, or 14.8%, to $17.1 million for the nine months ended December 31, 2022, compared to $14.9 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the nine months ended December 31, 2022 and 2021. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended December 31,
	2022			2021
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$578,490	$6,380	4.41%	$527,924	$5,379	4.08%
Mortgage-backed securities	30,070	150	2.00%	44,067	150	1.36%
Investment securities(2)	34,117	273	3.20%	41,644	109	1.05%
Money market investments	45,863	395	3.42%	73,868	27	0.15%
Total interest-earning assets	688,540	7,198	4.18%	687,503	5,665	3.30%
Non-interest-earning assets	20,784			24,556
Total assets	$709,324			$712,059

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$56,644	$20	0.14%	$52,646	$7	0.05%
Savings and clubs	110,349	54	0.19%	111,647	31	0.11%
Money market	195,862	613	1.24%	151,372	94	0.25%
Certificates of deposit	138,054	439	1.26%	156,379	342	0.87%
Mortgagors deposits	3,091	2	0.26%	3,259	2	0.24%
Total deposits	504,000	1,128	0.89%	475,303	476	0.40%
Borrowed money	27,534	327	4.71%	16,902	117	2.75%
Total interest-bearing liabilities	531,534	1,455	1.09%	492,205	593	0.48%
Non-interest-bearing liabilities
Demand deposits	104,801			136,165
Other liabilities	27,246			26,384
Total liabilities	663,581			654,754
Stockholders' equity	45,743			57,305
Total liabilities and equity	$709,324			$712,059
Net interest income		$5,743			$5,072

Average interest rate spread			3.09%			2.82%

Net interest margin			3.34%			2.95%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2022			2021
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$571,506	$18,362	4.28%	$503,782	$15,541	4.11%
Mortgage-backed securities	33,319	466	1.86%	46,903	552	1.57%
Investment securities(2)	35,913	639	2.37%	43,668	543	1.66%
Money market investments	46,231	829	2.38%	75,412	76	0.13%
Total interest-earning assets	686,969	20,296	3.93%	669,765	16,712	3.32%
Non-interest-earning assets	22,571			25,649
Total assets	$709,540			$695,414

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$57,831	$47	0.11%	$50,344	$21	0.06%
Savings and clubs	112,188	139	0.16%	111,865	93	0.11%
Money market	188,116	1,164	0.82%	147,043	270	0.24%
Certificates of deposit	136,242	1,015	0.99%	150,605	1,043	0.92%
Mortgagors deposits	3,078	1	0.04%	2,834	8	0.37%
Total deposits	497,455	2,366	0.63%	462,691	1,435	0.41%
Borrowed money	29,681	870	3.89%	25,184	389	2.05%
Total interest-bearing liabilities	527,136	3,236	0.81%	487,875	1,824	0.50%
Non-interest-bearing liabilities
Demand deposits	105,164			125,806
Other liabilities	27,310			27,602
Total liabilities	659,610			641,283
Stockholders' equity	49,930			54,131
Total liabilities and equity	$709,540			$695,414
Net interest income		$17,060			$14,888

Average interest rate spread			3.12%			2.82%

Net interest margin			3.31%			2.96%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $1.5 million, or 26.3%, to $7.2 million for the three months ended December 31, 2022, compared to $5.7 million for the prior year quarter. For the nine months ended December 31, 2022, interest income increased $3.6 million, or 21.6%, to $20.3 million, compared to $16.7 million for the prior year period. Interest income on loans increased $1 million and $2.9 million for the three and nine months ended December 31, 2022, respectively, primarily due to an increase in average loan balances for the two comparative periods of $50.6 million, or 9.6%, and $67.7 million, or 13.4%, respectively. Interest income on money market investments increased $0.4 million and $0.7 million for the three and nine months ended December 31, 2022, respectively, due to an increase in interest rates on the Bank's interest-bearing account at the Federal Reserve Bank. Interest income on investment securities was also higher, despite a decrease in average balances, due to an increase in yields compared to the prior year periods.

Interest Expense

    Interest expense increased $0.9 million to $1.5 million for the three months ended December 31, 2022, compared to $0.6 million for the prior year quarter. For the nine months ended December 31, 2022, interest expense increased $1.4 million, or 77.8%, to $3.2 million, compared to $1.8 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits and borrowing costs for the comparative periods. Interest expense on deposits increased $0.6 million and $1.0 million for the three and nine months ended December 31, 2022, respectively, primarily due to an increase in the average balances and rates paid on money market accounts. Interest expense on borrowings increased $0.2 million and $0.5 million for the three and nine months ended December 31, 2022, respectively, due to an increase in the average borrowing rates compared to the prior year periods.

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

During fiscal year 2021, we increased our qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, we adjusted our qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio. These increases in reserves were partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. The Bank continues to maintain a $271 thousand unallocated reserve, or 5.3% of ALLL as of December 31, 2022.

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

The following table summarizes the activity in the ALLL for the nine month periods ended December 31, 2022 and 2021 and the fiscal year ended March 31, 2022:

$ in thousands	Nine Months Ended December 31, 2022	Fiscal Year Ended March 31, 2022	Nine Months Ended December 31, 2021
Beginning Balance	5,624	$5,140	$5,140
Less: Charge-offs
One-to-four family	—	—	—
Multifamily	—	—	—
Commercial real estate	—	—	—
Business	—	—	—
Consumer	(130)	(257)	(222)
Unallocated	—	—	(1)
Total charge-offs	(130)	(257)	(223)
Add: Recoveries
One-to-four family	90	13	—
Multifamily	—	—	—
Commercial real estate	10	—	—
Business	53	102	82
Consumer	4	23	21
Total recoveries	157	138	103
Net recoveries (charge-offs)	27	(119)	(120)
Provision for (recovery of) loan losses	(497)	603	468
Ending Balance	$5,154	$5,624	$5,488

Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)
One-to-four family	0.18%	0.02%	—%
Multifamily	—%	—%	—%
Commercial real estate	0.01%	—%	—%
Business	0.04%	0.06%	0.07%
Consumer	(10.69)%	(11.55)%	(12.54)%
Total loans	0.01%	(0.02)%	(0.05)%

Allowance to total loans	0.88%	0.97%	0.99%
Allowance to nonaccrual loans	41.61%	48.99%	70.65%

    The Company recorded a $281 thousand recovery of loan loss for the three months ended December 31, 2022, compared to a $192 thousand provision for loan loss for the prior year quarter. Net chargeoffs of $74 thousand were recognized during the third quarter, compared to net chargeoffs of $219 thousand for the prior year quarter. For the nine months ended December 31, 2022, the Company recorded a $497 thousand recovery of loan loss, compared to a $468 thousand provision for loan loss for the prior year period. Net recoveries of $27 thousand were recognized for the nine months ended December 31, 2022, compared to net chargeoffs of $120 thousand in the prior year period.

At December 31, 2022, nonaccrual loans totaled $12.4 million, or 1.7% of total assets, compared to $11.5 million, or 1.6% of total assets at March 31, 2022. The ALLL was $5.2 million at December 31, 2022, which represents a ratio of the ALLL to nonaccrual loans of 41.6% compared to a ratio of 49.0% at March 31, 2022. The ratio of the allowance for loan losses to total loans was 0.88% at December 31, 2022, compared to 0.97% at March 31, 2022.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. At December 31, 2022 and March 31, 2022, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At December 31, 2022, loans classified as TDR totaled $6.8 million, of which $6.0 million were classified as performing. At March 31, 2022, loans classified as TDR totaled $6.9 million, of which $5.2 million were classified as performing.

    At December 31, 2022, non-performing assets totaled $12.4 million, or 1.7% of total assets compared to $11.5 million, or 1.6% of total assets at March 31, 2022. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,066	$4,371	$4,600	$4,892	$4,919
Multifamily	71	—	109	515	516
Commercial real estate	7,275	9,455	6,170	4,601	185
Business	973	1,179	1,234	1,448	2,091
Consumer	—	87	—	25	57
Total nonaccrual loans	12,385	15,092	12,113	11,481	7,768
Other non-performing assets (2):
Real estate owned	60	60	60	60	60
Total non-performing assets (3)	$12,445	$15,152	$12,173	$11,541	$7,828

Nonaccrual loans to total loans	2.11%	2.63%	2.18%	1.98%	1.41%
Non-performing loans to total loans	2.11%	2.63%	2.18%	1.98%	1.41%
Non-performing assets to total assets	1.75%	2.00%	1.76%	1.57%	1.08%
Allowance to total loans	0.88%	0.96%	1.01%	0.97%	0.99%
Allowance to nonaccrual loans	41.61%	36.50%	46.26%	48.99%	70.65%

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

(3) Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2022, there were $6.0 million TDR loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2022, the Bank had $2.9 million in subprime loans, or 0.5% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

    Non-interest income decreased $1.4 million, or 77.8%, to $0.4 million for the three months ended December 31, 2022, compared to $1.8 million for the prior year quarter. For the nine months ended December 31, 2022, non-interest income decreased $4.4 million, or 66.7%, to $2.2 million, compared to $6.6 million for the prior year period. Non-interest income in the prior year included $1.8 million grant income recognized from the Bank's award through the CDFI Fund's Rapid Response Program. In addition, the Bank recognized $0.5 million loss on the sale of a loan in the current period. Other non-interest income includes correspondent banking fees related to the Bank's servicing of PPPLF activity for a correspondent bank that were $1.0 million and $2.3 million higher for the three and nine months ended December 31, 2021, compared to the current year periods, respectively.

Non-Interest Expense

    Non-interest expense increased $1.5 million, or 25.0%, to $7.5 million for the three months ended December 31, 2022, compared to $6.0 million for the prior year quarter. For the nine months ended December 31, 2022, non-interest expense increased $0.7 million, or 3.2%, to $22.7 million, compared to $22.0 million for the prior year period. Employee compensation and benefits and consulting fees were higher compared to the prior year period due to agency fees and the increased use of consultants for temporary assistance in the underwriting department as the Company sought to add permanent staff due to increased loan volume. Net equipment expense increased as a result of additional hardware/software maintenance contracts put in place for new business strategies being implemented and data processing expense was higher due to upgraded cybersecurity systems and an improved remote work environment. Other non-interest expense in the prior year period included a $2.1 million loss contingency accrual related to a wire fraud matter that occurred during the first quarter, with the Bank recovering approximately $896 thousand during the second and third quarters of fiscal year 2022.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2022, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2022, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's third quarter ended December 31, 2022.

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2022 (unaudited) and March 31, 2022; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended December 31, 2022 and 2021 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and nine months ended December 31, 2022 and 2021 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	February 14, 2023	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2023	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)