Form 10-K
period 2023-03-31
CARVER BANCORP INC
filed 2023-06-29
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 28, 2023 there were 4,441,167 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2022 (based on the closing sales price of $4.00 per share of the registrant's common stock on September 30, 2022) was approximately $16,905,676.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders. (Part III)

CARVER BANCORP, INC.
2023 ANNUAL REPORT ON FORM 10-K

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

•the impact of the recent bank closings of First Republic Bank, Silicon Valley Bank and Signature Bank and the risks related to continued disruption in the banking industry and financial markets;

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

•national and/or local changes in economic conditions, which could occur from numerous causes, including political changes, domestic and international policy changes, unrest, war and weather, inflation or deflation conditions in the real estate, securities markets or the banking industry, which could affect liquidity in the capital markets, the volume of loan originations, deposit flows, real estate values, the levels of non-interest income and the amount of loan losses;

•adverse changes in the financial industry and the securities, credit, national and local real estate markets (including real estate value);

•the continuing impact of the COVID-19 pandemic on our business and results of operation;

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

•the impairment of our investment securities;

•risks related to a high concentration of loans to borrowers secured by property located in our market area;

•increases in competitive pressure among financial institutions or non-financial institutions;

•unexpected outflows of uninsured deposits could require us to sell investment securities at a loss;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $723.2 million in assets and 110 employees as of March 31, 2023.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2023, this subsidiary had $268 thousand in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2023, CAC owned mortgage loans carried at approximately $5.3 million and total assets of $129.3 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. In accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 810, "Consolidations," the Trust is not consolidated with the Company for financial reporting purposes. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments on the Carver Statutory Trust I capital securities through September 2016. Such payments were made in September 2016. Debenture interest payments had been deferred beginning with the December 2016 payment, which is permissible under the terms of the Indenture for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the interest deferred from September 16, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the June 2023 payment have been made.

The Company may rely on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts, which may include cash from government grants or below market-rate loans. Under the prior Formal Agreement, the OCC regulated all capital distributions, including dividend payments, by Carver Federal to the Company. The Board of Governors of the Federal Reserve (the "FRB") regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. Carver has suspended its regular quarterly cash dividend on its common stock.

At the Market Offering

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we had sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during the twelve months ended March 31, 2023.

Formal Agreement

On January 18, 2023, the OCC notified the Bank that the Formal Agreement between the Bank and the OCC dated May 24, 2016 (the "Formal Agreement") was terminated, effective immediately. The formal agreement required the Bank to reduce its concentration of commercial real estate and required that the Bank undertake several actions to improve compliance matters and overall profitability. As a result of active participation and cooperation of management and the Board of Directors of the Bank and the Company, the issues that led to the formal agreement were successfully resolved, resulting in the OCC's termination of the agreement.

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

Human Capital Resources

    At March 31, 2023, the Company had 110 employees, nearly all of whom are full-time and of which approximately 52% were female and 88% were minorities. The majority of our employees are based in New York. Our goal is to attract, develop, retain and plan for succession of key talent and executives to achieve strategic objectives. We are continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development.

We offer a comprehensive benefits program to our employees and design our compensation programs to attract, retain and motivate employees, as well as to align with Company performance. None of the Company's employees are a member of a collective bargaining agreement and we consider our relations with our employees to be good.

We have implemented significant operating environmental changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. This includes implementing a hybrid working model where our employees work in the office 2 to 3 times a week, simultaneously, continuing to implement safety measures for employees while on-site.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage and business loans originated by the Bank's lending teams and secured by commercial real estate including multifamily, mixed-use and owner-occupied properties. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may participate or purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth and strategic objectives, as well as asset and geographical diversification.

In recent years, Carver Federal has focused on the origination of commercial real estate loans extended primarily to multifamily, as well as owner-occupied and mixed-use commercial loans. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis remains on effective portfolio management and monitoring of the commercial real estate and multifamily mortgage loans relative to the level of credit risk inherent in this market segment. In fiscal years 2019 and 2020, the Bank's recoveries on previously charged off loans exceeded its charge-offs to such an extent that additional provisions were not necessary. The provision recorded in fiscal year 2020 was primarily related to overdraft deposit charge-offs. During fiscal year 2021, Carver increased its qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, the Bank adjusted its qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio, partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. During fiscal year 2023, the Bank strengthened its qualitative factors and assessment criteria due to the economic climate in general and its impact on the New York City ("NYC") metropolitan area in which the Company operates. In spite of the strict analysis applied to our qualitative reserves, the Company's overall allowance declined moderately as the rolling 20 quarter loss look back period revealed little in recorded losses. Additionally, Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.

    Loan Portfolio Composition. Total loans receivable increased $18.6 million, or 3.2%, to $595.1 million at March 31, 2023, compared to $576.5 million at March 31, 2022. Carver Federal's total loans receivable as a percentage of total assets increased to 82.3% at March 31, 2023, compared to 78.4% at March 31, 2022.

    The following is a summary of loans receivable, net of allowance for loan losses, as of:

	March 31, 2023		March 31, 2022		March 31, 2021		March 31, 2020		March 31, 2019
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$64,971	10.9%	$69,297	12.0%	$76,313	15.9%	$105,532	24.8%	$108,363	25.4%
Multifamily	177,995	29.9%	160,800	27.9	103,584	21.6	89,241	21.0	86,177	20.2
Commercial real estate	177,714	29.9%	174,270	30.2	150,114	31.2	141,761	33.3	130,812	30.7
Business	166,940	28.0%	170,497	29.6	148,020	30.8	85,425	20.1	96,430	22.6
Consumer and other (1)	7,513	1.3%	1,623	0.3	2,439	0.5	3,213	0.8	4,023	0.9
Total loans receivable	$595,133	100.0%	$576,487	100.0%	$480,470	100.0%	$425,172	100.0%	$425,805	100.0%

Unamortized premiums, deferred costs and fees, net	2,763		3,017		3,079		3,560		3,023

Allowance for loan losses	(5,229)		(5,624)		(5,140)		(4,946)		(4,646)
Total loans receivable, net	$592,667		$573,880		$478,409		$423,786		$424,182
(1)Includes personal loans

One-to-four Family Residential Lending. Carver Federal occasionally purchases first mortgage loans secured by one-to-four family properties that serve generally as the primary residence of the owner. The Bank purchased $4.0 million and $11.3 million of one-to-four family residential loans during fiscal years 2023 and 2022, respectively. Approximately 23.6% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2023 were adjustable rate and approximately 76.4% were fixed-rate. One-to-four family residential real estate loans decreased $4.3 million, or 6.2%, to $65.0 million at March 31, 2023, compared to $69.3 million at March 31, 2022.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time in the past, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. These loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2023, the Bank, through its sub-servicer, serviced $12.4 million in loans for FNMA and $212 thousand for other third parties. The Bank has recorded $152 thousand in related mortgage servicing rights.

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

The Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2023, the Bank had $2.8 million in subprime loans, or 0.5% of its total loan portfolio, of which $698 thousand are non-performing loans. No subprime loans were purchased during fiscal year 2023.

Multifamily Real Estate Lending. Traditionally, Carver Federal originates and purchases multifamily loans. There were no multifamily loan purchases during fiscal year 2023. The Bank purchased $15.1 million and $6.9 million of multifamily loans during fiscal years 2022 and 2021, respectively. Multifamily property lending entails additional risks compared to one-to-four family residential lending. For example, such loans are dependent on the successful operation of such buildings and can be significantly impacted by supply and demand conditions in the market for multifamily residential units. Carver Federal's multifamily real estate loan portfolio increased $17.2 million, or 10.7%, to $178.0 million in fiscal 2023, or 29.9% of Carver Federal's total loan portfolio at March 31, 2023.

In making multifamily real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower, when applicable. Carver Federal's multifamily real estate product guidelines generally require that the maximum loan-to-value ("LTV") at origination not exceed 75% based on the appraised value of the mortgaged property on all such loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on multifamily real estate loans, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. Carver Federal originates and purchases multifamily real estate loans, which are predominantly fixed rate for the first five years, then adjusts for the second five years, if applicable. These loans generally amortize on the basis of a 15-, 20-, 25-, or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms on a limited basis. Personal guarantees may be obtained for additional comfort and support to these transactions.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a risk rating system for its loans.  All commercial loans, including multifamily real estate loans, are risk rated internally at the time of origination.  Management continually monitors all commercial loans in order to update risk ratings when necessary (see "Asset Classification and Allowance for Loan and Lease Losses" for additional information on asset classification and risk ratings). In addition, to assist with ensuring that the Bank remains consistent with its established procedures and practices, and is effectively evaluating and monitoring changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews, evaluates and prepares a written report for a sample of our commercial loan relationships.  Accordingly, on a triannual basis, the independent loan review company i) reviews 70% to 75% of the average commercial loan portfolio, ii) this includes all new and renewed loans greater than $100,000, and iii) all criticized and classified loans. Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole, and regularly presented to Senior Management and the Bank's Asset Liability and Interest Rate Risk Committee for risk assessment and monitoring.

Commercial Real Estate Lending. Commercial real estate lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use (properties used for both commercial and residential purposes), retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both residential and business use and are classified as commercial real estate ("CRE"). The Bank purchased $5.8 million, $18.2 million and $6.3 million of commercial real estate loans during fiscal years 2023, 2022 and 2021, respectively. Although Carver Federal has had a favorable loss track record associated with commercial real estate loans, these loans may entail additional risks compared with one-to-four family residential and multifamily lending. For example, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience on such loans typically is dependent on the successful operation of the commercial property or larger overall structure.

In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum LTV ratio on commercial real estate mortgage loans at origination is generally 75% based on the latest appraised fair market value of the mortgaged property. The Bank generally requires a debt service coverage ratio at origination of at least 1.20 on commercial real estate loans. The Bank also requires the assignment of rents associated with all tenant leases in the mortgaged property and personal guarantees may be obtained for additional security in connection with these transactions.

At March 31, 2023, commercial real estate mortgage loans totaled $177.7 million, or 29.9% of the total loan portfolio. This balance reflects a year-over-year increase of $3.4 million, or 2.0%, as a result of organic loan originations and purchases.

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

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2023, loans to churches totaled $39.7 million, or 6.7% of the Bank's gross loan portfolio. These loans generally have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches in the past, and would have generally provided permanent financing upon completion of construction. There are currently 32 church loans in the Bank's loan portfolio and no new construction financing provided in 2023.

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

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio increased $3.6 million to $166.9 million, comprising 28.0% of the Bank's gross loan portfolio in fiscal 2023. This includes $568 thousand of PPP loans at March 31, 2023. The Bank purchased $0.6 million and $5.6 million business loans during fiscal years 2023 and 2022, respectively. In a strategic attempt to diversify the Bank's loan portfolio, Carver Federal continues to make efforts towards increased C&I lending activity, placing particular focus on organic loan growth through the financing of local entrepreneurs and organizations throughout its marketplace. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in various business segments, including educational, health care, personal services, light industrial, wholesale and trade contractors generally through select programs. Business loans are typically personally guaranteed by the owners and may also be secured by additional collateral, including real estate, equipment, accounts receivable and inventory.

Consumer and Other Loans. At March 31, 2023, the Bank had $7.5 million in consumer and other loans, or 1.3%, of the Bank's gross loan portfolio. This includes $1.1 million of graduate medical student loans purchased in fiscal 2017. During fiscal year 2023, the Bank purchased $3.9 million consumer loans through strategic partnerships with Bankers Healthcare Group, LLC and Upstart Holdings, Inc.

Consumer loans are not typically secured by collateral and therefore involve more risk than first mortgage loans and all other transactions. Collection of a delinquent loan is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by changes in employment, marital status, health and other personal financial factors. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered. These loans may also give rise to claims and defenses by a borrower against Carver Federal, including defenses against any applicable underlying collateral. In underwriting unsecured consumer loans other than secured credit cards, Carver Federal considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan. In the instances of underwriting for secured credit cards, the Bank generally only takes the value of the underlying collateral into consideration. See “Asset Quality-Non-performing Assets.”

Loan Processing. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in and dial-in customers. Loans are originated by the Bank's personnel who receive a base salary, commissions and other incentive compensation. Real estate, business and unsecured loan applications are forwarded to the Bank's Lending Department for processing, and to the Credit Group for underwriting pursuant to standards established in Carver Federal's Loan Policy. The underwriting and loan processing for residential one-to-four family loans are performed by an outsourced third party loan originator using lending standards established by the Bank.

A commercial real estate loan application is completed for all multifamily and non-residential income producing properties that the Bank finances. Prior to loan approval, the property is inspected by a loan officer. As part of the loan approval process, consideration is given to an independent appraisal, location, accessibility, stability of the neighborhood, environmental assessment, personal credit history and the financial capacity of the applicant(s).

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

It is Carver Federal's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy that insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood zone or plain as designated by the Department of Housing and Urban Development, obtain flood insurance. Most borrowers are also required to make payments on a monthly basis, which can include principal and interest, along with mortgage payment escrows from which the Bank makes disbursements for items such as real estate taxes and hazard insurance. Written confirmation of the guarantee, as applicable, for SBA loans and evidence of the UCC filing is also required.

Business loan applications are completed for all business loans. Most business loans are secured by Uniform Commercial Code ("UCC") lien filings and in some cases, other collateral enhancements that can include real estate, marketable securities, along with personal guarantees, and/or guarantees by the United States Small Business Administration ("SBA"), as applicable. The loan approval process considers the credit history of the applicant, collateral, cash flow and purpose and stability of the business.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the unimpaired capital and surplus of a savings bank. The Bank includes all outstanding debt and any unfunded commitments under contractually binding commitments for purposes of its legal limit calculation. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2023, the maximum loans-to-one-borrower under this test was $12.0 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $111.9 million in fiscal 2023 compared to $151.5 million in fiscal 2022. There were $14.3 million loan purchases during fiscal 2023 and $50.1 million purchases in fiscal 2022.

    The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2023		2022		2021
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$—	—%	$—	—%	$4,217	3.0%
Multifamily	43,023	34.1%	42,237	20.9%	15,936	11.2%
Commercial real estate	53,643	42.5%	79,403	39.4%	48,334	34.2%
Business	12,075	9.6%	29,391	14.6%	45,643	32.3%
Consumer and others (1)	3,136	2.5%	508	0.2%	366	0.3%
Total loans originated	111,877	88.7%	151,539	75.1%	114,496	81.0%
Loans purchased (2)	14,289	11.3%	50,144	24.9%	26,814	19.0%
Total loans originated and purchased	126,166	100.0%	201,683	100.0%	141,310	100.0%
Loans sold/participated (3)	(5,608)		(6,080)		—
Net additions to loan portfolio	$120,558		$195,603		$141,310
(1)Comprised of personal loans.
(2)Comprised of $4.0 million one-to-four family, $5.8 million commercial real estate, $0.6 million business and $3.9 million consumer loans.
(3)Comprised of commercial real estate loans.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2023 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-15 Yrs	15+ Yrs.	Total
Gross loans receivable:
One-to-four family	$52	$244	$13,467	$51,208	$64,971
Multifamily	2,143	46,181	116,197	13,474	177,995
Commercial real estate	27,928	47,496	86,536	15,754	177,714
Business	24,628	27,363	107,064	7,885	166,940
Consumer	1,092	2,956	3,465	—	7,513
Total	$55,843	$124,240	$326,729	$88,321	$595,133

    The following table sets forth as of March 31, 2023, amounts in each loan category that are contractually due after March 31, 2024 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2024
$ in thousands	Fixed	Adjustable	Total
Gross loans receivable:
One-to-four family	$49,601	$15,318	$64,919
Multifamily	48,486	127,366	175,852
Commercial real estate	44,317	105,469	149,786
Business	18,615	123,697	142,312
Consumer	6,421	—	6,421
Total	$167,440	$371,850	$539,290

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in a TDR are typically placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2023, loans classified as TDR totaled $7.6 million, of which $6.0 million were classified as performing.

    The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2023	2022	2021	2020	2019
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,001	$4,892	$3,524	$3,582	$4,488
Multifamily	71	515	369	375	3,214
Commercial real estate	7,190	4,601	918	—	476
Business	998	1,448	2,290	2,797	2,051
Consumer	1	25	90	22	65
Total nonaccrual loans	12,261	11,481	7,191	6,776	10,294

Other non-performing assets (2)
Real estate owned	60	60	60	120	404
Total other non-performing assets	60	60	60	120	404
Total non-performing assets (3)	$12,321	$11,541	$7,251	$6,896	$10,698

Nonaccrual loans to total loans	2.05%	1.98%	1.49%	1.58%	2.40%
Non-performing loans to total loans	2.05%	1.98%	1.49%	1.58%	2.40%
Non-performing assets to total assets	1.70%	1.57%	1.07%	1.19%	1.90%
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
(3)    Troubled debt restructured loans performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. TDR loans included in the nonaccrual category above totaled $1.6 million at 2023, $1.7 million at 2022, $1.8 million at 2021, $2.2 million at 2020, and $3.2 million at 2019. TDR loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing TDR loans were $6.0 million at 2023, $5.2 million at 2022, $5.8 million at 2021, $1.7 million at 2020, and $2.2 million at 2019.

At March 31, 2023, total non-performing assets increased by $780 thousand, or 6.8%, to $12.3 million, compared to $11.5 million at March 31, 2022, as a result of a $780 thousand increase in nonaccrual loans, year over year. Nonaccrual loans at March 31, 2023 consisted of twelve one-to-four family, one multifamily, four commercial real estate, five business, and two consumer loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's loan loss reserves. Other non-performing assets at year-end 2023 includes real estate owned assets consisting of one foreclosed residential property. At March 31, 2023, Carver had 9 loans secured by one-to-four family residential real estate properties in the process of foreclosure with a total outstanding balance of $3.2 million.

Although we believe that substantially all risk elements at March 31, 2023 have been disclosed, other factors, including economic conditions, may cause borrowers to be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The following table sets forth an analysis of Carver Federal's allowance for loan losses at and for the years ended March 31:

$ in thousands	2023	2022	2021	2020	2019
Beginning Balance	$5,624	$5,140	$4,946	$4,646	$5,126
Less Charge-offs:
One-to-four family	—	—	—	(12)	(151)
Multifamily	—	—	—	—	(164)
Commercial real estate	(586)	—	—	—	—
Business	—	—	(24)	(69)	(964)
Consumer and other	(141)	(257)	(54)	(102)	(19)
Total Charge-offs	$(727)	$(257)	$(78)	$(183)	$(1,298)
Add Recoveries:
One-to-four family	90	13	88	302	190
Multifamily	—	—	—	—	158
Commercial real estate	10	—	—	—	—
Business	127	102	278	160	705
Consumer and other	5	23	6	2	35
Total Recoveries	$232	$138	$372	$464	$1,088
Net recoveries (charge-offs)	(495)	(119)	294	281	(210)
Provision for (recovery of) losses
One-to-four family	(105)	(340)	(85)	(509)	25
Multifamily	(5)	234	(131)	126	(928)
Commercial real estate	1,233	250	95	46	(286)
Construction	—	—	—	—	—
Business	(1,485)	540	34	146	586
Consumer and other	462	192	1	158	120
Unallocated	—	(273)	(14)	52	213
Total provision for (recovery of) losses	100	603	(100)	19	(270)
Ending balance	$5,229	$5,624	$5,140	$4,946	$4,646

Ratios:
Net recoveries (charge-offs) to average loans outstanding:
One-to-four family	0.13%	0.02%	0.10%	0.26%	0.03%
Multifamily	—%	—%	—%	—%	(0.01)%
Commercial real estate	(0.33)%	—%	—%	—%	—%
Business	0.08%	0.06%	0.23%	0.10%	(0.26)%
Consumer and other	(5.60)%	(11.55)%	(1.62)%	(2.68)%	0.34%
Total loans	(0.09)%	(0.02)%	0.06%	0.07%	(0.05)%

Allowance to total loans	0.87%	0.97%	1.06%	1.15%	1.08%
Allowance to nonaccrual loans	42.65%	48.99%	71.48%	72.99%	45.13%

The following table allocates the allowance for loan losses by asset category at March 31:

	2023		2022		2021		2020		2019
$ in thousands	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL
One-to-four family	$716	13.7%	$731	13.0%	$1,058	20.6%	$1,055	21.3%	$1,274	27.4%
Multifamily	1,109	21.2%	1,114	19.8%	880	17.1%	1,011	20.5%	885	19.1%
Commercial real estate	1,814	34.7%	1,157	20.6%	907	17.6%	812	16.4%	766	16.5%
Business	1,139	21.8%	2,497	44.4%	1,855	36.1%	1,567	31.7%	1,330	28.6%
Consumer and other	449	8.6%	123	2.2%	165	3.2%	212	4.3%	154	3.3%
Unallocated	2	—%	2	—%	275	5.4%	289	5.8%	237	5.1%
Total Allowance	$5,229	100.0%	$5,624	100.0%	$5,140	100.0%	$4,946	100.0%	$4,646	100.0%

The changes in the ALLL by loan category was primarily due to the increase in commercial real estate and consumer loans and decrease in business loans during fiscal year 2023. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

Investment Activities

General.  The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy.  In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2023, the Bank had no securities classified as trading.  At March 31, 2023, $53.8 million, or 95.9% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $2.3 million, or 4.1%, were classified as held-to-maturity.

    The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2023, categorized by remaining period to contractual maturity:

	Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$—	$—	—%	$341	$341	2.57%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	21,651	17,600	1.62%
Federal National Mortgage Association	—	—	—%	—	—	—%	11,714	9,502	1.62%
Total mortgage-backed securities	—	—	—%	—	—	—%	33,706	27,443	1.63%
U.S. Government Agency Securities	—	—	—%	3,004	2,986	5.65%	6,360	6,340	5.65%
Corporate Bonds	—	—	—%	—	—	—%	5,269	3,092	2.61%
Muni securities	—	—		2,676	2,345	2.67%	15,043	11,637	2.25%
Total available-for-sale	$—	$—	—%	$5,680	$5,331	4.34%	$60,378	$48,512	2.37%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$65	$64	3.49%	$—	$—	—%	$301	$299	4.34%
Federal National Mortgage Association	1,473	1,404	2.68%	444	419	2.19%	35	35	—%
Total held-to-maturity	$1,538	$1,468	2.71%	$444	$419	2.19%	$336	$334	3.89%

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

Mortgage-backed securities constituted 4.1% of total assets at March 31, 2023, compared to 5.3% at March 31, 2022. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association

(“GNMA”) pass-through certificates, FNMA mortgage-backed securities and FHLMC mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2023, constituted $491 thousand, or 1.6%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. On a quarterly basis, the Bank reviews and evaluates the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. The Bank generally views changes in fair value caused by changes in interest rates as temporary, which is consistent with its experience. Following FASB guidance, the amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security which management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income (loss). This guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. The Bank does not have any securities that are classified as having other-than-temporary impairment in its investment portfolio at March 31, 2023.

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

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the Depository Trust Company.  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2023, Carver had a total of $17.6 million in brokered deposits, compared to $64.2 million as of March 31, 2022. Brokered deposits as of March 31, 2022 included $46.4 million CDARS deposits.

    As of March 31, 2023, the Bank has $84.4 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $46.4 million as of March 31, 2022. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the interest deferred from September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. Subsequently, the Company made the regular quarterly interest payments on its outstanding debentures due on March 17, 2022, June 17, 2022, September 17, 2022, December 19, 2022 and March 17, 2023. The interest rate was 8.0% at March 31, 2023.

    Carver relies, in part, on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts. Under the prior Formal Agreement, the OCC regulated all capital distributions, including dividend payments, by Carver Federal to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements. Carver has suspended its regular quarterly cash dividend on its common stock.

REGULATION AND SUPERVISION

Enforcement Actions

On May 24, 2016, the Bank entered into a formal agreement (the "Formal Agreement") with the OCC to undertake certain compliance-related and other actions as further described in the Company’s Report on Form 8-K as filed with the SEC on May 27, 2016. On January 18, 2023, the Bank was released from the Formal Agreement by the OCC as further described in the Company's Current Report on Form 8-K as filed with the SEC on January 23, 2023.

The OCC has established higher minimum capital requirements for the Bank. For further information with respect to the Individual Minimum Capital Ratios (“IMCR”), effective June 29, 2016, refer to “Capital and Liquidity - Carver Federal’s Capital Position.”

The Company continues to be subject to certain requirements pursuant to the Memorandum of Understanding dated October, 20, 2016 with the FRB. The Company must provide notice to the FRB prior to affecting any change in its directors or senior executive officers. The Company is also subject to the restrictions on golden parachute and indemnification payments, as set forth in 12 C.F.R. Part 359. Written approval of the Federal Reserve Bank is required prior to: (1) the declaration or payment of dividends by the Company to its stockholders, (2) the declaration or payment of dividends by the Bank to the Company, (3) any distributions of interest or principal by the Company on subordinated debentures or trust preferred securities, (4) any purchases or redemptions of the Company’s stock and (5) the Company incurring, increasing or guaranteeing certain long-term debt outside the ordinary course of business. These limitations may affect our operations and financial performance.

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

The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was temporarily lowered to 8% for 2020. Another rule was issued to increase the ratio to 8.5% for calendar year 2021 and to 9% thereafter. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators. As of March 31, 2023, the Bank has not opted into the alternative framework.

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and are consistent with Carver Federal’s risk profile. The IMCR established by the OCC on June 29, 2016, as a result of the previously described Formal Agreement, requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. While the Formal Agreement was terminated on January 18, 2023, the IMCR remains in effect. At March 31, 2023, Carver Federal exceeded the capital regulatory requirements and its IMCR requirements with a common equity Tier 1 ratio of 12.47%, Tier 1 leverage ratio of 10.61%, total risk-based capital ratio of 13.37% and a Tier 1 risk-based capital ratio of 12.47%.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2023, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $12.0 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2023, the Bank maintained approximately 97% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

Community Reinvestment Act ("CRA")  Under the CRA, as amended, and implemented by OCC regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including those in low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for the Bank nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA does, however, require the primary regulator, in connection with its examination of the Bank, to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.

While CRA modernization is underway, the current evaluation system focuses on three tests:

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

Regulations require that Carver Federal publicly disclose certain agreements that are in fulfillment of the CRA.  The Bank has no such agreements in place at this time.

In June 2020, the OCC issued amendments to its CRA evaluations. The final rule clarified and expanded the activities that qualify for CRA credit, updated where activities count for such credit and, according to the agency, sought to create a more consistent and objective method for evaluating CRA performance. The final rule was issued effective October 1, 2020 with compliance of some key changes earmarked for implementation by January 1, 2023. However, small banks were not expected to be impacted by the 2020 Rule. Subsequently, in May 2022, based on substantial industry feedback, the OCC rescinded its 2020 Rule in favor of a more comprehensive, realistic, and interagency approach to CRA modernization with Notice of Proposed Rulemaking comments ending as of August 2022. Implementation of new rules and evaluation methodology has been delayed to 2024. CRA modernization endeavors to address inequities in access to credit for low- and moderate-income individuals and communities by strengthening the legacy legislation, while also adapting to changes in the banking industry specifically acknowledging the use of mobile and digital banking in regulatory evaluations.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits were $4.9 million and there was one related party loan totaling $30 thousand at March 31, 2023.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2023, Carver paid $203 thousand in regulatory assessments.

Insurance of Deposit Accounts

Under the FDIC's risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution's total assets less tangible equity instead of deposits. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 2.5 basis points to 32 basis points.

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. For fiscal 2023, Carver paid $389 thousand in FDIC insurance.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the eleven regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2023 of $2.3 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $73 thousand and $26 thousand for fiscal years 2023 and 2022, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2023 was 7.75%.

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

In December 2017, "The Tax Cuts and Jobs Act" was signed into law. At March 31, 2018, the Company made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate.  The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $0.3 million for alternative minimum tax credits which, under the new tax law, are refundable.  As of March 31, 2022, the Company had a pending AMT credit refund of $143 thousand, related to the AMT credits, from its filed fiscal year 2020 federal tax return. The refund was received during fiscal year 2023.
State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on capital allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2023. In addition, New York State imposes a tax surcharge of 30% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2023, the New York State franchise tax rate computed on capital was 0.1875%.

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on capital allocated to New York City.  For fiscal 2023, the New York City banking corporation tax rate computed on capital is 0.15%.

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

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $177.7 million, or 29.9% of our loan portfolio at March 31, 2023. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

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

Risks Related to Laws and Regulation and Their Enforcement

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company anticipates increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations directed towards banks, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny by regulators and the investor community.

Carver is subject to more stringent capital requirements, which may adversely impact the Company's return on equity, or constrain it from paying dividends or repurchasing shares.

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Regardless of the federal regulatory minimum requirements, Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2023, the Bank's capital level exceeded the regulatory requirements and its

IMCR requirements with a Tier 1 leverage ratio of 10.61%, Common Equity Tier 1 capital ratio of 12.47%, Tier 1 risk-based capital ratio of 12.47%, and a total risk-based capital ratio of 13.37%. The application of these capital requirements, including the higher IMCR requirements, could, among other things, result in lower returns on equity, result in regulatory actions if we are unable to comply with such requirements and could limit the Bank's ability to pay dividends to the Company.

There can be no assurance that our regulator will approve payment of our deferred interest on our outstanding trust preferred securities.

    Carver is a unitary savings and loan association holding company regulated by the FRB and almost all of its operating assets are owned by Carver Federal. Carver relies, in part,on dividends from the Bank to pay cash dividends to its stockholders, and to engage in share repurchase programs. Under the prior Formal Agreement, the OCC regulated all capital distributions, including dividend payments, by the Bank to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in the Bank’s failure to meet the OCC minimum capital requirements. Carver has suspended its regular quarterly cash dividend on its common stock. There are no assurances that dividend payments to the Company will resume.

    Debenture interest payments on the Carver Statutory Trust I capital securities had been deferred, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company was prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make the debenture interest payments. Quarterly interest payments are now current, up to and including the most recent one, which was due on March 17, 2023. However, there can be no assurance that our regulators will approve future payments on our outstanding trust preferred securities.

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

Risks Related to the Economic Conditions

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving First Republic Bank, Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness of banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in banks and the banking system more broadly.

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2023, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.

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

Risks Related to the COVID-19 Outbreak

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect the Company’s business activities, financial condition, and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have affected the macroeconomic environment, both nationally and in the Company’s market area. Federal and state agencies may pass measures to address the economic and social consequences of the pandemic that could impact the Company’s financial results and have a destabilizing effect on financial markets, key market indices, and overall economic activity. Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could harm the Bank’s business and that of its customers, in particular small to medium-sized business customers. Although the Company has business continuity plans and other safeguards in place, there is no assurance that they will be effective. A decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic, could result in a material adverse effect on the Company’s business, financial condition, and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.

Risks Related to Market Interest Rates

Changes in interest rates may adversely affect our profitability and financial condition.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. From an interest rate risk perspective, for many years the Company was asset sensitive, which indicated that assets were generally re-pricing faster than liabilities. For the past few years, Carver has been liability sensitive, which indicates that liabilities generally re-price faster than assets. In a rising rate environment, liability sensitivity is not preferable as it results in a reduction to our net interest margin.

In response to improving economic conditions, the Federal Open Market Committee ("FOMC") had slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the target range of 2.25% - 2.50% that was in effect at March 31, 2019. However, as the result of the COVID-19 pandemic and the related adverse local and economic consequences, the target range was decreased to the range of 0.00% - 0.25% at March 31, 2020.  Citing strong job gains, a falling unemployment rate and "elevated" inflation, the Federal Reserve approved the first interest rate hike in more than three years on March 16, 2022, increasing the target range to 0.25% - 0.50%. The Federal Reserve approved its eighth consecutive interest rate hike in February 2023, raising the overnight borrowing rate 25 basis points to a target range of 4.5% to 4.75%, the highest it has been in 15 years. While this quarter-point rate increase was the smallest adjustment since March 2022 and inflation seems to have eased, rates will likely continue to increase, although at potentially smaller increments.

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

Rising interest rates have decreased the value of the Company’s held-to-maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including a significant portion of the Company’s, resulting in unrealized losses embedded in the U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Risks Related to the Bank's Business

Uncertainty surrounding the elimination of LIBOR and the proposed transition to SOFR may adversely affect our business.

The U.S. dollar-denominated London Interbank Offered Rate ("LIBOR") is used to calculate interest rates for numerous types of debt obligations, including personal and commercial loans, interest rate swaps, and other derivative products, making it a primary metric in the global banking system. The U.K. Financial Conduct Authority ("FCA") has determined that LIBOR should no longer be used as a benchmark rate. In anticipation of the elimination of LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee ("ARRC") to select a replacement index for U.S. Dollar LIBOR. ARRC, comprised of a group of large domestic banks and regulators, has voted to use a benchmark, known as the Secured Overnight Financing Rate ("SOFR"). SOFR is based on short-term loans backed by Treasury securities, known as repurchase agreements or "repo" trades. ARRC has announced a paced transition plan for this new rate, including specific steps and timelines designed to encourage adoption of SOFR. As of March 31, 2023, we have exposure to approximately $15.9 million of financial assets and liabilities, including off-balance sheet instruments, which are LIBOR-based. We do not yet know whether, and if so the extent to which, the elimination of LIBOR and the transition to SOFR will have any material impact on these instruments.

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

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as current negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB of New York and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $26.6 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $26.6 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

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

As a bank, we are susceptible to fraudulent activity that has been, and in the future may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2023, we had 4,295,607 shares of common stock outstanding. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. During fiscal year 2022, the Company entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in one or more “at the market offerings.” During fiscal year 2022, we had sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during the twelve months ended March 31, 2023. In the future, we may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

A future issuance of stock could dilute the value of our common stock.

We may sell additional shares of common stock, or securities convertible into or exchangeable for such shares, in subsequent public or private offerings. As of March 31, 2023, there were 4,295,607 shares of our common stock outstanding. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock. We cannot predict the size of future issuances of our common stock, or securities convertible into or exchangeable for such shares, or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

    Not Applicable.

ITEM 2.PROPERTIES.

    The Bank currently conducts its business through one administrative office and seven branches (including the Harlem West 125th Street Main branch) and four separate ATM locations. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2023.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2026
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2026
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2024
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2027
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2023

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2024
Atlantic Center	625 Atlantic Avenue	Brooklyn, NY	2006	Leased	3/2024
Brooklyn Navy Yard	141-07 Flushing Avenue	Brooklyn, NY	2019	Leased	10/2023
City College	160 Convent Avenue	New York, NY	2022	Leased	7/2026

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028

ITEM 3.LEGAL PROCEEDINGS

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2023, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

ITEM 4.MINE SAFETY DISCLOSURES.

    Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “CARV". At March 31, 2023, there were 4,295,607 shares of common stock outstanding, held by approximately 496 stockholders of record.

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2023, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased pursuant to the stock repurchase program during fiscal 2023. As a result of the Company's participation in the TARP CDCI, the Treasury's prior approval was required to make further repurchases. The Treasury converted its preferred stock into common stock, which the Treasury continued to hold. On August 6, 2020, the Company repurchased all 2,321,286 shares of its common stock held by the Treasury for an aggregate purchase price of $2.5 million. The purchase price was funded by a third party grant. As of this date, the Company is not bound by the TARP CDCI restrictions as the Treasury is no longer a common stockholder of the Company.

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

Executive Summary

Carver concluded fiscal 2023 with a net loss of $4.4 million, compared to a net loss of $0.8 million for the prior year period. The change in our results of operations was primarily driven by a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income after recoveries of loan losses compared to the prior fiscal year.

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. Additionally, the Federal Reserve has increased the federal funds rate at each of its meetings since March 2022, and while the rate was held steady at the most recent meeting in June 2023, it has indicated that it will likely increase again later this year. For Carver, the economic climate of New York City ("the City"), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City's unemployment rate remains high at 5.4%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

In March 2023, the FDIC was appointed as receiver for Silicon Valley Bank and Signature Bank after they experienced runs on deposits and other liquidity constraints. At the time, Silicon Valley Bank and Signature Bank were the 16th and 29th largest banks in the United States, respectively, as measured by total assets as of December 31, 2022. Following the failures of Silicon Valley Bank and Signature Bank, on May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The closures of those banks led to industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system. In response to these recent developments, the Company took a number of preemptive actions, which included proactive outreach to clients and steps to maximize its funding sources. As a result, the Company's liquidity position remains adequate. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates, will depend on future developments, which are highly uncertain and difficult to predict.

The Company is closely monitoring its asset quality, liquidity, and capital positions, as well as the credit risk in its loan portfolio. Management is actively working to minimize the current and future impact of this situation, and is continuing to make adjustments to operations where appropriate or necessary to mitigate risk. However, these factors and events may have negative effects on the business, financial condition, and results of operations of the Company and its customers.

At the Market Offering

During fiscal year 2022, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock pursuant to the terms of such sales agreement, resulting in aggregate gross proceeds of approximately $3.1 million and net proceeds of $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during the twelve months ended March 31, 2023.

Subsequent Events

On April 12, 2023, the Company entered into an agreement with a third party, in which the third party would provide the Company with an unsecured long-term, below-market-rate loan in the amount of $2.5 million to finance eligible loans offered through the Bank's community investment initiatives and loan programs focused on Minority and Women-owned Business Enterprises and consumers across the greater New York City region.

In April 2023, the Bank was awarded a $2.5 million grant as part of the U.S. Department of the Treasury's Community Development Financial Institutions Fund's Equitable Recovery Program ("CDFI ERP"). The funds will be used towards financing programs and activities to help low- and moderate income communities recover from the COVID-19 pandemic in accordance with the terms and requirements of the CDFI ERP.

SELECTED FINANCIAL DATA

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2023	2022	2021	2020	2019
Selected Financial Condition Data:
Assets	$723,224	$735,314	$676,748	$578,770	$563,713
Total loans receivable, net	592,667	573,880	478,409	423,786	424,182
Investment securities	56,161	72,850	94,314	75,980	90,982
Cash and cash equivalents	42,552	61,018	75,591	47,540	31,228
Deposits	600,429	628,117	556,559	488,815	480,196
Advances from the FHLB-NY and other borrowed money	51,090	15,949	37,222	13,573	21,403
Equity	45,224	55,087	52,301	48,894	47,136
Number of deposit accounts	29,615	29,950	33,400	30,496	31,447
Number of branches	7	7	7	7	8

Operating Data:
Interest income	27,700	22,865	20,307	21,627	23,230
Interest expense	4,911	2,399	4,420	5,631	6,141
Net interest income before provision for (recovery of) loan losses	22,789	20,466	15,887	15,996	17,089
Provision for (recovery of) loan losses	100	603	(100)	19	(270)
Net interest income after provision for (recovery of) loan losses	22,689	19,863	15,987	15,977	17,359
Non-interest income	3,595	7,354	6,198	3,739	4,649
Non-interest expense	30,685	28,064	26,081	25,139	27,944
(Loss) income before income tax (benefit) expense	(4,401)	(847)	(3,896)	(5,423)	(5,936)
Income tax (benefit) expense	—	—	—	—	—
Net (loss) income attributable to Carver Bancorp, Inc.	(4,401)	(847)	(3,896)	(5,423)	(5,936)
Basic (loss) earnings per common share	(1.03)	(0.24)	(1.14)	(1.47)	(1.60)
Diluted (loss) earnings per common share	(1.03)	(0.24)	(1.14)	(1.47)	(1.60)

Selected Statistical Data:
Return on average assets (1)	(0.62)%	(0.12)%	(0.58)%	(0.95)%	(0.96)%
Return on average stockholders' equity (2) (10)	(8.98)%	(1.54)%	(8.24)%	(10.51)%	(12.93)%
Return on average stockholders' equity, excluding AOCI (2) (10)	(7.28)%	(1.49)%	(8.25)%	(10.52)%	(12.31)%
Net interest margin (3)	3.33%	3.01%	2.49%	2.95%	2.80%
Average interest rate spread (4)	3.11%	2.88%	2.30%	2.69%	2.57%
Efficiency ratio (5)	116.30%	100.88%	118.09%	127.38%	128.55%
Operating expense to average assets (6)	4.34%	3.98%	3.91%	4.39%	4.51%
Average stockholders' equity to average assets (7) (10)	6.93%	7.77%	7.09%	9.00%	7.41%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	8.55%	8.05%	7.08%	9.00%	7.79%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.70%	1.57%	1.07%	1.19%	1.90%
Non-performing loans to total loans receivable (9)	2.05%	1.98%	1.49%	1.58%	2.40%
Allowance for loan losses to total loans, excluding PPP loans	0.88%	1.00%	1.15%	1.15%	1.08%
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

    Return on average stockholders' equity, excluding AOCI measures how efficiently we generate profits from the resources provided by our net assets. Return on average stockholders' equity, excluding AOCI is calculated by dividing annualized net income (loss) attributable to Carver by average stockholders' equity, excluding AOCI. Management believes that this performance measure and average stockholders' equity, excluding AOCI to average assets explains the results of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current businesses. For purposes of the Company's presentation, AOCI includes the changes in the market or fair value of its investment portfolio. These fluctuations have been excluded due to the unpredictable nature of this item and is not necessarily indicative of current operating or future performance.

$ in thousands	2023	2022	2021	2020	2019
Average Stockholders' Equity
Average Stockholders' Equity	$48,984	$54,858	$47,306	$51,609	$45,920
Average AOCI	(11,467)	(1,940)	57	43	(2,315)
Average Stockholders' Equity, excluding AOCI	$60,451	$56,798	$47,249	$51,566	$48,235

Return on Average Stockholders' Equity	(8.98)%	(1.54)%	(8.24)%	(10.51)%	(12.93)%
Return on Average Stockholders' Equity, excluding AOCI	(7.28)%	(1.49)%	(8.25)%	(10.52)%	(12.31)%

Average Stockholders' Equity to Average Assets	6.93%	7.77%	7.09%	9.00%	7.41%
Average Stockholders' Equity, excluding AOCI, to Average Assets	8.55%	8.05%	7.08%	9.00%	7.79%

Critical Accounting Estimates

Various elements of accounting estimates, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for loan and lease losses is the most critical accounting estimates.  These estimates are important to the presentation of Carver's financial condition and results of operations, and involve a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition.

Allowance for Loan and Lease Losses

The ALLL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ALLL.  These assumptions and estimates are susceptible to significant changes based on the current environment. In a continued effort to combat inflation, the Federal Reserve approved its eighth consecutive interest rate hike in February 2023, raising the overnight borrowing rate 25 basis points to a target range of 4.5% to 4.75%, the highest it has been in 15 years. While this quarter-point rate increase is the smallest adjustment since March 2022 and inflation seems to have eased, rates will likely continue to increase, although at potentially smaller increments. A rising rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ALLL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ALLL accurately reflects the actual loss potential inherent in a loan portfolio.

General Reserve Allowance

Carver's maintenance of a general reserve allowance in accordance with ASC Subtopic 450-20 includes the Bank's evaluation of the risk to loss potential of homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The main pools of loans (“Loan Type”) are:

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

Financial institutions were not required to comply with ASC 326, "Financial Instruments - Credit Loss," which updates the guidance on recognition and measurement of credit losses for financial assets until the earlier of the end of the President's declaration of a National Emergency or December 31, 2020. The new methodology requirements, known as the current expected credit loss model ("CECL"), will require entities to adopt an impairment model based on expected losses, rather than incurred losses. The Consolidated Appropriations Act, 2021, that was enacted in December 2020, provided for a further extension of the required CECL adoption date to January 1, 2022. For smaller reporting companies, as defined by the SEC, the FASB further extended the CECL implementation date. The new effective date is for fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024), including interim periods within those fiscal years.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, the Company had a negative one-year gap equal to 12.70% of total rate sensitive assets at March 31, 2023.  As a result, the Company's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates. While the Company, as a liability-semsitive institution, may benefit from a falling interest rate environment, the rising rates over the past fiscal year have not yet been projected to end, indicating another period in which compressed margins may negatively impact net interest income.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of the Company as of March 31, 2023.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Company's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing	Total
Rate Sensitive Assets:
Loans	$34,082	$70,837	$158,945	$87,466	$190,630	$52,339	$—	$594,299
Short-term investments	40,583	—	—	—	—	—	—	40,583
Long-term investments	917	3,058	7,215	7,246	13,645	29,473	—	61,554
Other assets	—	—	—	—	—	—	26,788	26,788
Total assets	$75,582	$73,895	$166,160	$94,712	$204,275	$81,812	$26,788	$723,224

Rate Sensitive Liabilities:
Non-maturity deposits	$43,567	$44,029	$25,529	$18,312	$41,011	$249,285	$—	$421,733
Term deposits	59,913	80,401	36,238	2,151	—	—	—	178,703
Borrowings	10,000	—	25,000	2,500	—	—	—	37,500
Other liabilities	—	—	—	—	—	—	40,064	40,064
Equity	—	—	—	—	—	—	45,224	45,224
Total liabilities and equity	$113,480	$124,430	$86,767	$22,963	$41,011	$249,285	$85,288	$723,224

Interest sensitivity gap	$(37,898)	$(50,535)	$79,393	$71,749	$163,264	$(167,473)	$(58,500)	$—

Cumulative interest sensitivity gap	$(37,898)	$(88,433)	$(9,040)	$62,709	$225,973	$58,500	$—	$—

Ratio of cumulative gap to total rate sensitive assets	(5.44)%	(12.70)%	(1.30)%	9.00%	32.45%	8.40%	—	—

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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. At March 31, 2023, the Company did not report any holdings in financial derivative contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2023, is an analysis of the Company's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +300/-300 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Company's current capital position.

$ in thousands	Economic Value of Equity
Change in Rate	$ Amount	$ Change	% Change
+300 bps	86,000	14,000	19.4%
+200 bps	84,000	12,000	16.7%
+100 bps	79,000	7,000	9.7%
0 bps	72,000
-100 bps	61,000	(11,000)	(15.3)%
-200 bps	44,000	(28,000)	(38.9)%
-300 bps	22,000	(50,000)	(69.4)%

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2023, 2022, and 2021.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2023			2022			2021
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$576,249	$25,073	4.35%	$516,687	$21,335	4.13%	$456,112	$18,552	4.07%
Mortgage-backed securities	32,512	619	1.90%	45,371	710	1.56%	41,513	708	1.71%
Investment securities	35,467	929	2.62%	42,278	714	1.69%	50,727	953	1.88%
Other investments	40,575	1,079	2.66%	75,833	106	0.14%	90,857	94	0.10%
Total interest-earning assets	684,803	27,700	4.04%	680,169	22,865	3.36%	639,209	20,307	3.18%
Non-interest-earning assets	22,068			25,526			27,704
Total assets	$706,871			$705,695			$666,913

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$56,437	$55	0.10%	$53,180	$30	0.06%	$37,313	$30	0.08%
Savings and clubs	111,508	166	0.15%	112,094	123	0.11%	107,820	235	0.22%
Money market	185,473	1,728	0.93%	155,719	378	0.24%	125,867	525	0.42%
Certificates of deposit	141,125	1,756	1.24%	152,803	1,349	0.88%	192,637	2,974	1.54%
Mortgagors deposits	2,969	3	0.10%	2,786	10	0.36%	2,257	6	0.27%
Total deposits	497,512	3,708	0.75%	476,582	1,890	0.40%	465,894	3,770	0.81%
Borrowed money	27,864	1,203	4.32%	22,923	509	2.22%	38,005	650	1.71%
Total interest-bearing liabilities	525,376	4,911	0.93%	499,505	2,399	0.48%	503,899	4,420	0.88%
Non-interest-bearing liabilities:
Demand deposits	105,312			123,493			85,890
Other liabilities	27,199			27,839			29,818
Total liabilities	657,887			650,837			619,607
Stockholders' equity	48,984			54,858			47,306
Total liabilities & equity	$706,871			$705,695			$666,913
Net interest income		$22,789			$20,466			$15,887

Average interest rate spread			3.11%			2.88%			2.30%

Net interest margin			3.33%			3.01%			2.49%

Ratio of average interest-earning assets to interest-bearing liabilities			130.35%			136.17%			126.85%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Company's interest income and expense during the fiscal years ended March 31, 2023, 2022, and 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2023 vs. 2022 Increase (Decrease) due to			2022 vs. 2021 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$2,459	$1,279	$3,738	$2,464	$319	$2,783
Mortgage-backed securities	(201)	110	(91)	66	(64)	2
Investment securities	(115)	330	215	(159)	(80)	(239)
Other investments	(49)	1,022	973	(16)	28	12
Total interest-earning assets	2,094	2,741	4,835	2,355	203	2,558

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	1	24	25	13	(13)	—
Savings and clubs	(1)	44	43	9	(121)	(112)
Money market savings	72	1,278	1,350	125	(272)	(147)
Certificates of deposit	(103)	510	407	(615)	(1,010)	(1,625)
Mortgagors deposits	1	(8)	(7)	2	2	4
Total deposits	(30)	1,848	1,818	(466)	(1,414)	(1,880)
Borrowed money	110	584	694	(258)	117	(141)
Total interest-bearing liabilities	80	2,432	2,512	(724)	(1,297)	(2,021)

Net change in net interest income	$2,014	$309	$2,323	$3,079	$1,500	$4,579

Comparison of Financial Condition at March 31, 2023 and 2022

Assets

At March 31, 2023, total assets were $723.2 million, reflecting a decrease of $12.1 million, or 1.6%, from total assets of $735.3 million at March 31, 2022. The decrease was primarily attributable to decreases of $18.4 million in cash and cash equivalents and $16.7 million in the Bank's investment portfolio, partially offset by increases of $18.8 million in the Bank's net loan portfolio and $5.0 million in other assets.

Total cash and cash equivalents decreased $18.4 million, or 30.2%, from $61.0 million at March 31, 2022 to $42.6 million at March 31, 2023. The decrease in cash was primarily due to a $27.7 million decrease in deposits and increased net loan activity, partially offset by an increase of $35.2 million in borrowings and $10.7 million in paydowns received on investment securities.

    Total investment securities decreased $16.7 million, or 22.9%, to $56.2 million at March 31, 2023, compared to $72.9 million at March 31, 2022 due to scheduled principal payments received of approximately $8.1 million and a $5.5 million increase in unrealized losses in the available-for-sale portfolio. In addition, there was an early payoff of a $2.5 million mortgage-backed security in the held-to-maturity portfolio during the second quarter of the fiscal year.

    Gross portfolio loans increased $18.4 million to $597.9 million at March 31, 2023, compared to $579.5 million at March 31, 2022, primarily due to new loan originations of $111.9 million and loan pool purchases of $14.3 million. These were partially offset by attrition and payoffs of $101.7 million and loans participated of $4.0 million. The unexpected high level of payoffs was primarily due to commercial real estate borrowers who perceived the rising rate environment, coupled with high inflation, as the right time to exit contractual debt.

Other assets increased $5.0 million to $12.2 million at March 31, 2023, compared to $7.2 million at March 31, 2022, primarily due to the purchase of a $5.0 million bank-owned life insurance policy during the first quarter of fiscal year 2023 as a channel to add the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators.

Liabilities and Equity

Liabilities

    Total liabilities decreased $2.2 million, or 0.3%, to $678.0 million at March 31, 2023, compared to $680.2 million at March 31, 2022, primarily due to decreases in total deposits and other liabilities, partially offset by an increase in advances from the FHLB-NY.

    Deposits decreased $27.7 million, or 4.4%, to $600.4 million at March 31, 2023, compared to $628.1 million at March 31, 2022. The decline was primarily related to a large withdrawal by one customer, who had previously informed Carver of the intended withdrawal due to concerns regarding a large deposit concentration with one bank. This was partially offset by increases in certificate of deposit accounts due to an increase in interest rates, coupled with significant outreach efforts from the retail team. As of March 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $116.8 million and $187.4 million, respectively. These uninsured balances disclosed do not consider that FDIC insurance can be further extended by claimant within certain law firm deposit accounts. In addition, as of March 31, 2023, the aggregate amount of all our uninsured certificates of deposit was $25.8 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. See Note 8 to Consolidated Financial Statements for additional information on our deposits.

    Advances from the FHLB-NY and other borrowed money increased $35.2 million to $51.1 million at March 31, 2023, compared to $15.9 million at March 31, 2022. The Bank secured a $25.0 million 2-year advance from the FHLB-NY during the fourth quarter of fiscal year 2023. In addition, the Bank secured a $10.0 million overnight advance from the FHLB-NY on March 31, 2023. At March 31, 2023, the Bank had $35.0 million outstanding advances from the FHLB-NY.

Other liabilities decreased $8.5 million to $13.3 million at March 31, 2023, compared to $21.8 million at March 31, 2022 due to a decrease in outstanding teller checks from the prior fiscal year that cleared during the first quarter.

Equity

Total equity decreased $9.9 million, or 18.0%, to $45.2 million at March 31, 2023, compared to $55.1 million at March 31, 2022. The decrease was due to a net loss of $4.4 million, coupled with an increase of $5.5 million in unrealized losses on securities available-for-sale for the twelve month period ended March 31, 2023.

Comparison of Operating Results for the Years Ended March 31, 2023 and 2022

Net Loss

    The Company reported a net loss of $4.4 million for fiscal year 2023, compared to a net loss of $0.8 million for the prior year period. The change in our results was primarily driven by a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income after provision for loan losses compared to the prior fiscal year.

Net Interest Income

    Net interest income increased $2.3 million, or 11.2%, to $22.8 million for fiscal year 2023, compared to $20.5 million for the prior year period. The increase was attributable to a $4.8 million increase in interest income, partially offset by a $2.5 million increase in interest expense for the period.

    Interest income increased $4.8 million, or 21.0%, to $27.7 million, compared to $22.9 million for the prior year period. Interest income on loans increased $3.8 million, or 17.8%, primarily due to a $59.6 million, or 11.5%, increase in average loan balances coupled with an increase in the average yield on the portfolio of 22 basis points. Interest income on money market investments increased $1.0 million to $1.1 million, compared to $0.1 million for the prior year period, due to an increase in interest rates on the Bank's interest-bearing account at the Federal Reserve Bank. Interest income on investment securities was also higher, despite a decrease in average balances, due to an increase in yields compared to the prior year period.

    Interest expense increased $2.5 million to $4.9 million, compared to $2.4 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits and borrowing costs for the comparative period. Interest expense on deposits increased $1.8 million, or 94.7%, primarily due to an increase in the average rates paid on money market and certificate of deposit accounts. Interest expense on borrowings increased $0.7 million from the prior fiscal year, mostly due to an increase in the average borrowing rates.

Provision for Loan Losses

    The Bank recorded a $100 thousand provision for loan loss for fiscal year 2023, compared to a $603 thousand provision for loan loss for the prior year period. For the year ended March 31, 2023, net charge-offs of $495 thousand were recognized, compared to net charge-offs of $119 thousand in the prior year period. Total charge-offs of $727 thousand were recognized for fiscal year 2023, compared to total charge-offs of $257 thousand for the prior fiscal year. At March 31, 2023, nonaccrual loans totaled $12.3 million, or 1.7% of total assets, compared to $11.5 million, or 1.6% of total assets at March 31, 2022. The ALLL was $5.2 million at March 31, 2023, which represents a ratio of the ALLL to nonaccrual loans of 42.6%, compared to 49.0% at March 31, 2022. The ratio of the allowance for loan losses to total loans receivable, excluding PPP loans, was 0.9% at March 31, 2023, compared to 1.0% at March 31, 2022.

Non-interest Income

    Non-interest income for the twelve months ended March 31, 2023 decreased $3.8 million, or 51.4%, to $3.6 million compared to $7.4 million in the prior year period. Non-interest income in the prior year included $2.1 million grant income recognized from the Bank's awards through the CDFI Fund's Bank Enterprise Award and Rapid Response Program. In addition, the Bank recognized a $107 thousand gain on the sale of a nonperforming loan during the current fiscal year. Other non-interest income includes correspondent banking fees, related to the Bank's servicing of PPPLF activity for a correspondent bank, that was $2.4 million higher in the prior fiscal year, compared to the current year period. The decline in fees was due to the winding down of the PPP program.

Non-interest Expense

    Non-interest expense for the twelve months ended March 31, 2023 increased $2.6 million, or 9.3%, to $30.7 million compared to $28.1 million for the prior year period. Employee compensation and benefits were higher compared to the prior year period due to agency fees and the increased use of consultants for temporary assistance in the underwriting department as the Company sought to add permanent staff due to increased loan volume. Net equipment expense increased as a result of additional hardware/software maintenance contracts put in place for new business strategies being implemented and data processing expense was higher due to upgraded cybersecurity systems and an improved remote work environment.

Income Taxes

    The Company did not have any federal, state and local income tax expense as of March 31, 2023 and 2022. State and local capital tax expenses of $215 thousand and $202 thousand for fiscal years 2023 and 2022, respectively, were included in other non-interest expense on the statements of operations.

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

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $35.1 million during fiscal year 2023 as the Bank secured a $25.0 million 2-year advance from the FHLB-NY during the fourth quarter of fiscal year 2023. In addition, the Bank secured a $10.0 million overnight advance from the FHLB-NY on March 31, 2023. At March 31, 2023, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $6.3 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Bank repaid its remaining $3 thousand outstanding advance under its PPP liquidity facility ("PPPLF") at the Federal Reserve during the first quarter of fiscal year

2023. The Company also had $13.4 million in long-term subordinated debt securities and $2.5 million in low interest loans outstanding as of March 31, 2023.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2023 and 2022, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $42.6 million and $61.0 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during the twelve months ended March 31, 2023.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2023, total cash and cash equivalents decreased $18.4 million to $42.6 million reflecting $10.5 million and $15.3 million cash used in operating and investing activities, respectively, partially offset by cash provided by financing activities of $7.3 million. Net cash used in operating activities totaled $10.5 million, which was primarily due to a $8.4 million decrease in other liabilities related to an outstanding teller check from the prior fiscal year that cleared during the first quarter of the current fiscal year. Net cash used in investing activities of $15.3 million was attributable to loan originations and purchases, net of principal repayments and payoffs, and the purchase of a $5.0 million bank-owned life insurance policy during the first quarter, partially offset by investment paydowns. Net cash provided by financing activities of $7.3 million resulted from an increase of $35.0 million in FHLB-NY advances and other borrowings, partially offset by a net decrease in deposits of $27.7 million.

Potential Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the FNMA. The loans were sold to FNMA with the standard representations and warranties for loans sold to the GSE's.  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At March 31, 2023 the Bank continues to service 79 loans with a principal balance of $12.4 million for FNMA that were sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $95 thousand as of March 31, 2023. The table below summarizes changes in our representation and warranty reserves in fiscal 2023:

$ in thousands	March 31, 2023
Representation and warranty repurchase reserve, as of March 31, 2022 (1)	$123
Net adjustment to reserve for repurchase losses (2)	(28)
Representation and warranty repurchase reserve, as of March 31, 2023 (1)	$95
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases.  At March 31, 2023, the Bank had $244.5 million in outstanding commitments to extend credit and standby letters of credit. See Note 15 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments and contractual obligations at March 31, 2023.

The Bank has contractual obligations at March 31, 2023 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposit	$179,012	$133,313	$40,828	$3,884	$987
Debt obligations:
FHLB advances	$35,013	$10,001	$25,012	$—	$—
Other borrowings	2,690	24	114	2,552	—
Guaranteed preferred beneficial interest in junior subordinated debentures	13,447	—	—	—	13,447
Total debt obligations	51,150	10,025	25,126	2,552	13,447
Operating lease obligations:
Lease obligations for rental properties	14,289	2,921	5,392	4,700	1,276
Total contractual obligations	$244,451	$146,259	$71,346	$11,136	$15,710

Variable Interest Entities ("VIEs")

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At March 31, 2023, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

Regulatory Capital Position

The Bank must satisfy minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.” Regardless of Basel III's minimum requirements, Carver, as a result of the Formal Agreement, was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. The Formal Agreement was terminated on January 18, 2023. The IMCR remains in effect.

 At March 31, 2023, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 12.47%, 10.61%, 12.47% and 13.37%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. (the “Company”) as of March 31, 2023, and 2022, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for loan losses

As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $597.9 million and related allowance for loan losses of $5.2 million as of March 31, 2023. The allowance for loan losses includes a general reserve of $4.9 million and a specific reserve of $0.3 million. In calculating the general reserve component of the allowance for loan losses, the Company segregates the loan portfolio by loan pools and utilizes nine qualitative factors in addition to quantitative factors (historical loss experience).

We identified the qualitative factors used by management to estimate the general reserve portion of the allowance for loan losses, specifically the economic factor, as a critical audit matter. Significant management judgment is required in the evaluation of the economic factor, which include consideration of local and national economic trends. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

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

New York, NY
June 29, 2023

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2023	March 31, 2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$42,298	$60,764
Money market investments	254	254
Total cash and cash equivalents	42,552	61,018
Investment securities:
Available-for-sale, at fair value	53,843	67,596
Held-to-maturity, at amortized cost (fair value of $2,221 and $5,276 at March 31, 2023 and March 31, 2022, respectively)	2,318	5,254
Total investment securities	56,161	72,850

Loans receivable:
Real estate mortgage loans	423,349	407,835
Commercial business loans	166,908	170,031
Consumer loans	7,639	1,638
Loans, net of deferred fees and costs	597,896	579,504
Allowance for loan losses	(5,229)	(5,624)
Total loans receivable, net	592,667	573,880
Premises and equipment, net	3,174	3,775
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,266	584
Accrued interest receivable	1,911	2,414
Right-of-use assets	12,311	13,637
Other assets	12,182	7,156
Total assets	$723,224	$735,314

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$109,401	$107,472
Interest-bearing deposits
Interest-bearing checking	49,473	57,985
Savings	109,210	112,305
Money market	150,348	208,122
Certificates of deposit	178,694	139,255
Escrow	3,303	2,978
Total interest-bearing deposits	491,028	520,645
Total deposits	600,429	628,117
Advances from the FHLB-NY and other borrowed money	51,090	15,949
Operating lease liability	13,173	14,393
Other liabilities	13,308	21,768
Total liabilities	678,000	680,227
EQUITY
Preferred stock (par value $0.01 per share: 13,201 and 13,751 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2023 and 2022, respectively)	13,201	13,751
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2023 and 2022)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at March 31, 2023 and 2022, respectively)	9,000	9,000
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 6,799,410 and 6,720,618 issued; 4,295,607 and 4,216,815 shares outstanding at March 31, 2023 and 2022, respectively)	68	67
Additional paid-in capital	82,805	82,165
Accumulated deficit	(47,904)	(43,503)
Treasury stock, at cost (2,503,803 shares at March 31, 2023 and 2022)	(2,908)	(2,908)
Accumulated other comprehensive loss	(12,215)	(6,662)
Total equity	45,224	55,087
Total liabilities and equity	$723,224	$735,314
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2023	2022
Interest income:
Loans	$25,073	$21,335
Mortgage-backed securities	619	710
Investment securities	929	714
Money market investments	1,079	106
Total interest income	27,700	22,865

Interest expense:
Deposits	3,708	1,890
Advances and other borrowed money	1,203	509
Total interest expense	4,911	2,399
Net interest income	22,789	20,466
Provision for loan losses	100	603
Net interest income after provision for loan losses	22,689	19,863

Non-interest income:
Depository fees and charges	2,197	2,141
Loan fees and service charges	480	243
Gain on sale of loans, net	107	—
Grant income	439	2,089
Other	372	2,881
Total non-interest income	3,595	7,354

Non-interest expense:
Employee compensation and benefits	13,186	11,516
Net occupancy expense	4,604	4,460
Equipment, net	2,240	1,806
Data processing	2,562	2,205
Consulting fees	505	505
Federal deposit insurance premiums	389	363
Other	7,199	7,209
Total non-interest expense	30,685	28,064

Loss before income tax expense	(4,401)	(847)
Income tax expense	—	—
Net loss	$(4,401)	$(847)

Loss per common share:
Basic	$(1.03)	$(0.24)
Diluted	$(1.03)	$(0.24)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended March 31,
$ in thousands	2023	2022
Net loss	$(4,401)	$(847)
Other comprehensive loss, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(5,553)	(3,487)
Less: Reclassification adjustment for realized gains on sales of available-for-sale securities, net of income tax expense of $0 (due to full valuation allowance)	—	—
Total other comprehensive loss, net of tax	(5,553)	(3,487)
Total comprehensive loss, net of tax	$(9,954)	$(4,334)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2021	25,778	58	75,204	(42,656)	(2,908)	(3,175)	52,301
Net loss	—	—	—	(847)	—	—	(847)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,487)	(3,487)
Conversion of Series D preferred stock to common stock	(3,850)	4	3,846	—	—	—	—
Issuance of common stock, net of issuance costs		4	2,994	—	—	—	2,998
Issuance of Series F preferred stock	4,000	—	—	—	—	—	4,000
Stock based compensation expense		1	121		—		122
Balance—March 31, 2022	25,928	67	82,165	(43,503)	(2,908)	(6,662)	55,087
Net loss	—	—	—	(4,401)	—	—	(4,401)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,553)	(5,553)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	91	—	—	—	91
Balance—March 31, 2023	$25,378	$68	$82,805	$(47,904)	$(2,908)	$(12,215)	$45,224

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,401)	$(847)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	100	603
Stock based compensation expense	91	122
Depreciation and amortization expense	1,058	1,029
Gain on sale of loans, net	(107)	—
Amortization and accretion of loan premiums and discounts and deferred charges	(202)	(335)
Amortization and accretion of premiums and discounts - securities	397	609
Decrease in accrued interest receivable	503	226
Decrease (increase) in other assets	480	(1,301)
(Decrease) increase in other liabilities	(8,432)	7,046
Net cash (used in) provided by operating activities	(10,513)	7,152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	7,812	14,775
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	2,927	2,524
Purchase of bank-owned life insurance	(5,000)	—
Loans held-for-investment, net of (originations) and repayments/payoffs and maturities	(9,934)	(51,977)
Loans purchased from third parties	(14,289)	(50,257)
Proceeds from participation loans sold	4,000	6,080
Proceeds from sale of loans	1,129	—
Purchase of FHLB-NY stock	(1,682)	(32)
Purchase of premises and equipment	(225)	(192)
Net cash used in investing activities	(15,262)	(79,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(27,688)	71,558
Increase in short-term borrowings	10,000	—
Increase in long-term borrowings	25,000	2,500
Repayment of long-term borrowings	(3)	(23,702)
Issuance of common stock	—	2,998
Issuance of preferred stock	—	4,000
Net cash provided by financing activities	7,309	57,354
Net decrease in cash and cash equivalents	(18,466)	(14,573)
Cash and cash equivalents at beginning of period	61,018	75,591
Cash and cash equivalents at end of period	$42,552	$61,018

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$1,103	$—
Recognition of operating lease liability	1,103	—
Recognition of finance lease asset	183	—
Recognition of finance lease liability	183	—
Conversion of preferred stock to common stock	550	3,850

Cash paid for:
Interest	$4,621	$5,520
Income taxes	193	211

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the June 2023 payment have been made. The interest rate was 7.96% and the total amount of deferred interest was $44 thousand at March 31, 2023.

    Carver may rely on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts, which may include cash from government grants or below market-rate loans. Under the prior Formal Agreement, the OCC regulated all capital distributions, including dividend payments, by Carver Federal to Carver, and the FRB regulates dividends paid by Carver. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend that, among other reasons, would result in Carver Federal’s failure to meet the OCC minimum capital requirements. Carver has suspended Carver’s regular quarterly cash dividend on its common stock.

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

The Company continues to be subject to similar requirements that the Bank was subject to under the Agreement. The Company must provide notice to the FRB prior to effecting any change in its directors or senior executive officers. The Company is also subject to restrictions on golden parachute and indemnification payments, as set forth in 12 C.F.R. Part 359. Written approval of the Federal Reserve Bank is required prior to (1) the declaration or payment of dividends by the Company to its stockholders, (2) the declaration or payment of dividends by the Bank to the Company, (3) any distributions of interest or principal by the Company on subordinated debentures or trust preferred securities, (4) any purchases or redemptions of the Company's stock and (5) the Company incurring, increasing or guaranteeing certain long-term debt outside the ordinary course of business. These limitations could affect our operations and financial performance.

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

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. Additionally, the Federal Reserve has increased the federal funds rate at each of its meetings since March 2022, and while the rate was held steady at the most recent meeting in June 2023, it has indicated that it will likely increase again later this year. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City's unemployment rate remains high at 5.4%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

In March 2023, the FDIC was appointed as receiver for Silicon Valley Bank and Signature Bank after they experienced runs on deposits and other liquidity constraints. At the time, Silicon Valley Bank and Signature Bank were the 16th and 29th largest banks in the United States, respectively, as measured by total assets as of December 31, 2022. Following the failures of Silicon Valley Bank and Signature Bank, on May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The closures of those banks led to industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system. In response to these recent developments, the Company took a number of preemptive actions, which included proactive outreach to clients and steps to maximize its funding sources. As a result, the Company's liquidity position remains adequate. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates, will depend on future developments, which are highly uncertain and difficult to predict.

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

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. The amount of an other-than-temporary impairment when there are credit and non-credit losses on a debt security that management does not intend to sell, and for which it is more likely than not that the Bank will not be required to sell the security prior to the recovery of the non-credit impairment, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). There were no other-than-temporary impairment charges recorded during the fiscal year ended March 31, 2023.  Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

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

General Reserve Allowance

Carver's maintenance of a general reserve allowance includes the Bank's evaluation of the risk to potential loss on homogeneous pools of loans based upon historical loss factors and a review of nine different environmental factors that are then applied to each pool.  The pools of loans (“Loan Type”) are:

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

•Consumer - The Consumer portfolio includes student loans to medical students enrolled in several Caribbean schools, as well as unsecured consumer loans purchased from or originated through strategic partnerships with Bankers Healthcare Group, LLC and Upstart Holdings, Inc..

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. FHLB stock does not have a readily determinable fair value and we do not consider these shares to be other-than-temporarily impaired at March 31, 2023. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $152 thousand and $162 thousand, respectively, at March 31, 2023 and 2022, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Changes in fair value is included in Non-Interest Income in the consolidated statements of operations. Servicing fee income of $44 thousand and $41 thousand, respectively, was recognized during the years ended March 31, 2023 and 2022, and is included in Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value at the date of acquisition less estimated selling costs. Any subsequent adjustments will be to the lower of cost or fair value and included in Non-Interest Expense in the consolidated statements of operations. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred and are included in Non-Interest Expense in the consolidated statements of operations. As of March 31, 2023, the Bank held $60 thousand in a foreclosed residential real estate property as a result of obtaining physical possession. In addition, as of March 31, 2023 and 2022, we had residential loans with a carrying value of $3.2 million and $3.1 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Loss," which replaces the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 (for the Company, the fiscal year ending March 31, 2021), including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses (Topic 326): Target Transition Relief," to provide transition relief by giving entities an option to irrevocably elect the fair value option for certain financial assets measured at amortized cost upon adoption of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, which extended the CECL implementation date for smaller reporting companies, as defined by the SEC. The new effective date is for fiscal years beginning after December 15, 2022 (for the Company, the fiscal year ending March 31, 2024), including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," to amend or clarify guidance regarding expected recoveries for purchased financial assets with credit deterioration, transition relief for troubled debt restructurings, disclosures related to accrued interest receivables, and financial assets secured by collateral maintenance provisions. The Company has conducted testing of the ASU 2016-13 method utilizing historical financial analysis and has engaged a vendor as an additional resource to examine and reaffirm the models as it relates to the implementation of the new methodology utilizing the current expected credit loss model, which will replace our current incurred loss approach. Based on the Company's current CECL model results that it has performed alongside the current process, the adoption of the new guidance will result in an increase of approximately $0.7 million to the allowance for credit loss, including the reserve for off-balance sheet credit exposure recorded in other liabilities. There is no material impact for other assets within the scope of the new CECL guidance, such as held-to-maturity debt securities and other receivables. The Company will adopt ASU 2016-13 effective April 1, 2023. As the Company finalizes the CECL implementation, final decisions made by management may result in a different impact than that stated above for financial statement disclosure purposes.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures," which eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. The amendments also require disclosure of current period gross writeoffs by year of origination. The effective dates for the amendments in ASU 2022-02 are the same as the effective dates in ASU 2016-13. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

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

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2023, securities with fair value of $53.8 million, or 95.9%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $2.3 million, or 4.1%, were classified as held-to-maturity, compared to $67.6 million and $5.3 million at March 31, 2022, respectively. The Bank had no securities classified as trading at March 31, 2023 and March 31, 2022.

Other investments as of March 31, 2023 primarily consists of the Bank's investment in a limited partnership Community Capital Fund and a $5.1 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investment in the limited partnership is measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investment and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.1 million at March 31, 2023 and are included in Other Assets on the Statements of Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2023 and March 31, 2022:

	At March 31, 2023
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$341	$1	$1	$341
Federal Home Loan Mortgage Corporation	21,651	—	4,051	17,600
Federal National Mortgage Association	11,714	—	2,212	9,502
Total mortgage-backed securities	33,706	1	6,264	27,443
U.S. Government Agency Securities	9,364	—	38	9,326
Corporate Bonds	5,269	—	2,177	3,092
Muni Securities	17,719	—	3,737	13,982
Total available-for-sale	$66,058	$1	$12,216	$53,843

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$366	$—	$3	$363
Federal National Mortgage Association	1,952	—	94	1,858
Total held-to-maturity	$2,318	$—	$97	$2,221

	At March 31, 2022
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$439	$9	$—	$448
Federal Home Loan Mortgage Corporation	23,744	—	2,197	21,547
Federal National Mortgage Association	12,852	—	1,268	11,584
Total mortgage-backed securities	37,035	9	3,465	33,579
U.S. Government Agency Securities	13,864	—	79	13,785
Corporate Bonds	5,271	—	1,150	4,121
Muni Securities	17,741	—	1,973	15,768
Asset-backed Securities	347	—	4	343
Total available-for-sale	$74,258	$9	$6,671	$67,596

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$481	$27	$—	$508
Federal National Mortgage Association	4,773	9	14	4,768
Total held-to-maturity	$5,254	$36	$14	$5,276

There were no sales of available-for-sale securities and held-to-maturity securities for the year ended March 31, 2023 and March 31, 2022.

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

At March 31, 2023, the Bank pledged mortgage-backed and asset-backed securities of $2.5 million as collateral for advances from the FHLB-NY.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2023 and March 31, 2022 for less than 12 months and 12 months or longer:

	At March 31, 2023
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$6,264	$27,146	$6,264	$27,146
U.S. Government Agency Securities	13	4,075	25	5,251	38	9,326
Corporate bonds	—	—	2,177	3,092	2,177	3,092
Muni securities	—	—	3,737	13,982	3,737	13,982
Total available-for-sale securities	$13	$4,075	$12,203	$49,471	$12,216	$53,546
Held-to-Maturity:
Mortgage-backed securities	$3	$363	$94	$1,822	$97	$2,185
Total held-to-maturity securities	$3	$363	$94	$1,822	$97	$2,185

	At March 31, 2022
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$519	$7,057	$2,946	$26,128	$3,465	$33,185
U.S. Government Agency Securities	—	—	79	13,785	79	13,785
Corporate bonds	—	—	1,150	4,121	1,150	4,121
Muni securities	1,640	13,512	333	2,256	1,973	15,768
Asset-backed securities	4	343	—	—	4	343
Total available-for-sale securities	$2,163	$20,912	$4,508	$46,290	$6,671	$67,202
Held-to-Maturity:
Mortgage-backed securities	$14	$2,204	$—	$—	$14	$2,204
Total held-to-maturity securities	$14	$2,204	$—	$—	$14	$2,204

A total of 24 securities had an unrealized loss at March 31, 2023, compared to 23 at March 31, 2022. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 50.7%, 17.4%, 26.1% and 5.8%, respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2023. There were eight mortgage-backed securities, two U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at March 31, 2023. The cause of the temporary impairment is directly related to changes in interest rates. In general, as interest rates decline, the fair value of securities will rise, and conversely as interest rates rise, the fair value of securities will decline.  Management considers fluctuations in fair value as a result of interest rate changes to be temporary, which is consistent with the Bank's experience.  The impairments are deemed temporary based on the direct relationship of the change in fair value to movements in interest rates, the life of the investments and their high credit quality. Given the high credit quality of the mortgage-backed securities which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the U.S. Government Agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuation recovers. The Bank did not have any securities that were classified as having other-than-temporary impairment in its investment portfolio at March 31, 2023.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2023, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Five through ten years	5,679	5,330	4.34%
After ten years	26,673	21,070	3.33%
Mortgage-backed securities	33,706	27,443	1.63%
	$66,058	$53,843	2.56%
Held-to-maturity:
Mortgage-backed securities	$2,318	$2,221	2.78%

NOTE 4.LOANS RECEIVABLE, NET

The following is a summary of loans receivable, net of allowance for loan losses at March 31:

	March 31, 2023		March 31, 2022
$ in thousands	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$64,971	10.9%	$69,297	12.0%
Multifamily	177,995	29.9%	160,800	27.9%
Commercial real estate	177,714	29.9%	174,270	30.2%
Business (1)	166,940	28.0%	170,497	29.6%
Consumer (2)	7,513	1.3%	1,623	0.3%
Total loans receivable	595,133	100.0%	576,487	100.0%

Unamortized premiums, deferred costs and fees, net	2,763		3,017

Allowance for loan losses	(5,229)		(5,624)
Total loans receivable, net	$592,667		$573,880
(1) Includes business overdrafts of $11 thousand and $5 thousand as of March 31, 2023 and 2022, respectively
(2) Includes consumer overdrafts of $19 thousand and $31 thousand as of March 31, 2023 and 2022, respectively

During fiscal year 2023, the Bank purchased $14.3 million loans at par, comprised of $4.0 million one-to-four family, $5.8 million commercial real estate, $613 thousand business and $3.9 million consumer loans. The Bank purchased $50.1 million loans at par during fiscal year 2022, comprised of $11.3 million one-to-four family, $15.1 million multifamily, $18.2 million commercial real estate and $5.6 million business loans.

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $12.6 million and $14.5 million at March 31, 2023 and 2022, respectively.

At March 31, 2023 the Bank pledged $53.5 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The Bank participated as a lender in the Paycheck Protection Program ("PPP"), which opened on April 3, 2020. As part of the CARES Act, the Small Business Administration ("SBA") was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ALLL reserves required. As of March 31, 2023, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Business loans included PPP loans outstanding totaling $568 thousand as of March 31, 2023. The net loan origination fees on these loans totaled approximately $4 thousand and are being recognized into interest income on loans over the 2-year and 5-year stated maturity terms of the PPP loans using the straight-line deferral method. The Bank continues to receive debt forgiveness payments on PPP loans closed during the first and second rounds of the program. As the loans are paid off, the remaining net deferred origination fees are accelerated into income.

Consistent with regulatory guidance and the provisions of the CARES Act, loans less than 30 days past due at December 31, 2019 that were granted COVID-19 related payment deferrals continued to be considered current and not reported as TDRs. For the fiscal year ended March 31, 2021, the Bank received 83 applications for payment deferrals on approximately $90.4 million of loans. The Bank has been working with the borrowers to determine if there is a risk of any losses associated with repayment and if any additional reserves would have to be allocated to this portfolio. At March 31, 2023, no loans were on COVID-related deferrals as the remaining 90-day loan deferments expired and borrowers became current.

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2023:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Charge-offs	—	—	(586)	—	(141)	—	(727)
Recoveries	90	—	10	127	5	—	232
Provision for (Recovery of) Loan Losses	(105)	(5)	1,233	(1,485)	462	—	100
Ending Balance	$716	$1,109	$1,814	$1,139	$449	$2	$5,229

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$607	$1,109	$1,814	$937	$449	$2	$4,918
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	109	—	—	202	—	—	311

Loan Receivables Ending Balance	$65,808	$179,117	$178,424	$166,908	$7,639	$—	$597,896
Ending Balance: collectively evaluated for impairment	60,805	179,046	171,234	160,985	7,638	—	579,708
Ending Balance: individually evaluated for impairment	5,003	71	7,190	5,923	1	—	18,188

    The following is an analysis of the allowance for loan losses based upon the method of evaluating loan impairment for the fiscal year ended March 31, 2022:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,058	$880	$907	$1,855	$165	$275	$5,140
Charge-offs	—	—	—	—	(257)	—	(257)
Recoveries	13	—	—	102	23	—	138
Provision for (Recovery of) Loan Losses	(340)	234	250	540	192	(273)	603
Ending Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$731	$1,114	$1,157	$2,428	$123	$2	$5,555
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	—	—	—	69	—	—	69

Loan Receivables Ending Balance	$70,261	$162,261	$175,313	$170,031	$1,638	$—	$579,504
Ending Balance: collectively evaluated for impairment	65,369	161,746	175,313	163,991	1,638	—	568,057
Ending Balance: individually evaluated for impairment	4,892	515	—	6,040	—	—	11,447

The following is a summary of nonaccrual loans at March 31, 2023 and 2022.

$ in thousands	March 31, 2023	March 31, 2022
Loans accounted for on a nonaccrual basis:
Gross loans receivable:
One-to-four family	$4,001	$4,892
Multifamily	71	515
Commercial real estate	7,190	4,601
Business	998	1,448
Consumer	1	25
Total nonaccrual loans	$12,261	$11,481

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

At March 31, 2023 and March 31, 2022, other non-performing assets totaled $60 thousand, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate loans are included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2023 and March 31, 2022.
One-to-four family residential loans and consumer and other loans are rated non-performing if they are delinquent in payments ninety or more days, a troubled debt restructuring with less than six months contractual performance or past maturity. All other one-to-four family residential loans and consumer and other loans are performing loans.

At March 31, 2023, and based on the most recent analysis performed in the current quarter, the risk category by class of loans is as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$175,981	$170,534	$154,056
Special Mention	771	701	5,719
Substandard	2,365	7,189	7,133
Total	$179,117	$178,424	$166,908

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$60,629	$7,639
Non-Performing	5,179	—
Total	$65,808	$7,639

At March 31, 2022, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$155,274	$164,543	$155,196
Special Mention	897	8,157	6,302
Substandard	6,090	2,613	8,533
Total	$162,261	$175,313	$170,031

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$65,369	$1,613
Non-Performing	4,892	25
Total	$70,261	$1,638

The following tables present an aging analysis of the recorded investment of past due loans receivable at March 31, 2023 and 2022.

March 31, 2023
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,207	$185	$2,475	$3,867	$61,941	$65,808
Multifamily	1,458	—	71	1,529	177,588	179,117
Commercial real estate	1,370	—	—	1,370	177,054	178,424
Business	11,006	—	5,014	16,020	150,888	166,908
Consumer	99	26	34	159	7,480	7,639
Total	$15,140	$211	$7,594	$22,945	$574,951	$597,896

March 31, 2022
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,943	$—	$5,229	$7,172	$63,089	$70,261
Multifamily	4,435	115	515	5,065	157,196	162,261
Commercial real estate	4,010	—	4,601	8,611	166,702	175,313
Business	923	40	664	1,627	168,404	170,031
Consumer	84	45	25	154	1,484	1,638
Total	$11,395	$200	$11,034	$22,629	$556,875	$579,504

    At March 31, 2023 and 2022, there were no loans 90 or more days past due and accruing interest.

The following tables present information on impaired loans with the associated allowance amount, if applicable, at March 31, 2023 and 2022. Management determined the specific allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. Interest income of $189 thousand and $266 thousand for fiscal years 2023 and 2022 respectively, would have been recorded on impaired loans had they performed in accordance with their original terms.

Impaired Loans by Class
	At March 31,
	2023			2022
$ in thousands	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Recorded Investment	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
One-to-four family	$3,972	$4,567	$—	$4,892	$5,576	$—
Multifamily	71	71	—	515	515	—
Commercial real estate	7,190	7,378	—	—	—	—
Business	1,114	1,146	—	837	909	—
Consumer	1	1	—	—	—	—

With an allowance recorded:
One-to-four family	1,031	1,031	109	—	—	—
Business	4,809	4,820	202	5,203	5,203	69
Total	$18,188	$19,014	$311	$11,447	$12,203	$69

    The following table presents information on average balances on impaired loans and the interest income recognized for the years ended March 31, 2023 and 2022.

	For the years ended March 31,
	2023		2022
$ in thousands	Average Balance	Interest Income recognized	Average Balance	Interest Income recognized
With no specific allowance recorded:
One-to-four family	$3,861	$111	$4,321	$50
Multifamily	220	—	442	16
Commercial real estate	4,054	36	459	7
Business	1,723	—	1,585	33

With an allowance recorded:
One-to-four family	554	41	38	—
Business	5,116	316	5,313	217
Total	$15,528	$504	$12,158	$323

In certain circumstances, loan modifications involve a troubled borrower to whom the Bank may grant a concession. In cases where the Bank grants any significant concessions to a troubled borrower, the Bank accounts for the modification as a TDR. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified in TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were three loan modifications made during the twelve months ended March 31, 2023. There was no loan modification made during the twelve months ended March 31, 2022. The following table presents an analysis of the loan modifications that were classified as TDRs during the twelve months ended March 31, 2023,

	Loan Modifications for the year ended March 31, 2023
$ in thousands	Number of loans	Recorded Investment at time of modification
One-to-four family	3	$1,357

    In an effort to proactively resolve delinquent loans, Carver has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the fiscal years ended March 31, 2023 and 2022, there were no modified loans that defaulted within the last 12 months of modification. Total TDR loans at March 31, 2023 were $7.6 million, $1.6 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. At March 31, 2022, total TDR loans were $6.9 million, of which $1.7 million were non-performing.

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

The aggregate amount of loans outstanding to related parties was $30 thousand at March 31, 2023 and March 31, 2022. There were no advances and principal repayments during the twelve months ended March 31, 2023.

Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors.

NOTE 5.PREMISES AND EQUIPMENT, NET

The details of premises and equipment as of March 31 are as follows:

$ in thousands	2023	2022
Leasehold improvements	$6,986	$6,940
Furniture, equipment, and other	14,850	14,439
	21,836	21,379
Less accumulated depreciation and amortization	(18,662)	(17,604)
Premises and equipment, net	$3,174	$3,775

Depreciation and amortization charged to operations was $1.1 million and $1.0 million for fiscal years 2023 and 2022, respectively.

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

    As of March 31, 2023, the Company had $199 thousand and $187 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the year ended March 31, 2023:

March 31, 2023
Weighted-average remaining lease term
Operating leases	5.2 years
Finance lease	2.5 years

Weighted-average discount rate
Operating leases	3.03%
Finance lease	4.11%

$ in thousands	March 31, 2023	March 31, 2022
Operating lease expense	$2,860	$2,871

Finance lease cost
Amortization of right-of use asset	84	70
Interest on lease liability	5	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	2,779	2,765
Finance lease	96	77

Maturities of lease liabilities at March 31, 2023 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2024	$2,921	$87
2025	2,705	63
2026	2,687	42
2027	2,441	5
2028	2,259	—
Thereafter	1,276	—
Total lease payments	14,289	197
Interest	(1,116)	(10)
Lease liability	$13,173	$187

NOTE 7.ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2023	2022
Loans receivable	$1,629	$2,166
Mortgage-backed securities	60	72
Investments and other interest-bearing assets	222	176
Total accrued interest receivable	$1,911	$2,414

NOTE 8.DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2023			2022
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$109,401	18.22%	—%	$107,472	17.11%	—%
Interest-bearing checking	49,473	8.24	0.39	57,985	9.23	0.06
Savings	109,210	18.19	0.60	112,305	17.88	0.11
Money market savings account	150,348	25.04	3.73	208,122	33.14	0.24
Certificates of deposit	178,694	29.76	5.03	139,255	22.17	0.88
Loan escrow deposits	3,303	0.55	0.45	2,978	0.47	0.36
Total	$600,429	100.00%	2.58%	$628,117	100.00%	0.30%

Scheduled maturities of certificates of deposit for the year ended March 31, 2023 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2024	$133,017
2025	32,768
2026	8,040
2027	1,726
2028	2,157
2029 and beyond	986
Total	$178,694

The following table represents the amount of certificates of deposit of $250,000 or more at March 31, 2023 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2023 to June 30, 2023	$18,009
July 1, 2023 to September 30, 2023	11,236
October 1, 2023 to March 31, 2024	1,762
April 1, 2024 and beyond	4,758
Total	$35,765

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2023	2022
Interest-bearing checking	$55	$30
Savings and clubs	166	123
Money market savings	1,728	378
Certificates of deposit	1,756	1,349
Loan escrow deposits	3	10
Total interest expense	$3,708	$1,890

    The following table presents additional information about our year-end deposits:

$ in thousands	2023	2022
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$84,389	$46,421
Deposits from brokers	17,638	17,788
Certificates of deposit individually greater than $250,000	25,765	36,919
Deposits from certain directors, executive officers and their affiliates	4,885	432

NOTE 9.ADVANCES FROM THE FHLB-NY AND OTHER BORROWED MONEY

Federal Home Loan Bank Advances. At March 31, 2023, the Bank had a $10.0 million overnight borrowing with a fixed rate of 4.99% and a $25.0 million advance with a fixed rate of 4.5% maturing in March 2025 outstanding from the FHLB-NY. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $217.0 million at March 31, 2023. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2023, advances were all fixed-rate and secured by pledges of the Bank's investment in FHLB-NY capital stock totaling $2.3 million, and a blanket assignment of pledged qualifying mortgage loans of $53.5 million and mortgage-backed and investment securities with a market value of $2.5 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow $6.3 million from the FHLB-NY at March 31, 2023. The accrued interest payable on FHLB advances was $14 thousand and interest expense was $359 thousand for the year ended March 31, 2023.

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments totaling $2.5 million were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. All quarterly interest payments subsequent to the June 2021 payment up to and including the March 2023 payment have been made.
The accrued interest payable on subordinated debt securities was $44 thousand and the interest expense was $814 thousand for the year ended March 31, 2023. The accrued interest payable on subordinated debt securities was $22 thousand and the interest expense was $462 thousand for the year ended March 31, 2022.

Paycheck Protection Program Liquidity Facility (PPPLF). The Federal Reserve established the PPPLF to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate on PPPLF advances is fixed at 0.35% and the maturity date is equal to the maturity date of the PPP loans pledged to secure the extension of credit. During the twelve months ended March 31, 2023, the Bank repaid its remaining $3 thousand outstanding advance under its PPPLF. Interest expense on PPPLF advances was zero and $27 thousand for the years ended March 31, 2023 and 2022, respectively.

Other Borrowings. During fiscal year 2022, the Company entered into two 5-year long-term unsecured low interest loans totaling $2.5 million provided by third parties. The $1.5 million and $1.0 million notes have a fixed interest rate of 1.0%, payable annually, and will mature in 2026. Based on the covenants of these notes, the proceeds will be used to finance eligible loans offered through the Bank's community investment initiatives loan program. The accrued interest payable and interest expense on these notes was $3 thousand and $25 thousand, respectively, for the year ended March 31, 2023. The accrued interest payable and interest expense was $19 thousand for the year ended March 31, 2022.

The following table presents expected maturities of the Company's long-term borrowings at March 31, 2023:

$ in thousands
Year ending March 31,
2024	$—
2025	25,000
2026	—
2027	2,500
2028	—
Thereafter	13,403
Total	$40,903

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2023	2022
Amounts outstanding at the end of year:
FHLB advances	$35,000	$—
Subordinated debt securities	13,403	13,403
PPPLF	—	3
Other	2,500	2,500

Rate paid at year end:
FHLB advances	4.99%	—%
Subordinated debt securities	7.96%	3.97%
PPPLF	—%	0.35%
Other	1.00%	1.00%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$40,000	$2,000
Subordinated debt securities	13,403	13,403
PPPLF	3	23,705
Other	2,500	2,500

Approximate average amounts outstanding for year:
FHLB advances	$11,776	$22
Subordinated debt securities	13,403	13,403
PPPLF	—	7,647
Other	2,500	1,757

Approximate weighted average rate paid during year:
FHLB advances	3.04%	0.09%
Subordinated debt securities	6.07%	3.45%
PPPLF	0.14%	0.35%
Other	1.01%	1.06%

NOTE 10.INCOME TAXES

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2023		2022
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(924)	21.0%	$(177)	21.0%
State and local income tax, net of Federal tax benefit	—	—	—	—
Impact of income tax rate changes	—	—	—	—
Change in valuation allowance	953	(21.7)	174	(20.7)
Other	(29)	0.7	3	(0.3)
Total income tax expense (benefit)	$—	—%	$—	—%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2023	2022
Deferred Tax Assets:
Allowance for loan losses	$1,742	$1,874
Compensation and benefits	39	39
Nonaccrual loan interest	63	89
Net operating loss carryforward	19,191	17,692
New markets tax credit	3,434	3,434
Unrealized loss on available-for-sale securities	2,565	1,399
Lease liability	4,452	4,811
Other	33	41
Total Deferred Tax Assets	31,519	29,379
Deferred Tax Liabilities:
Depreciation	671	815
ROU asset	4,169	4,561
Other	52	94
Total Deferred Tax Liabilities	4,892	5,470
Deferred Tax Assets, net	26,627	23,909
Valuation Allowance	(26,627)	(23,909)
Deferred Tax Assets, net of valuation allowance	$—	$—

At March 31, 2023, the Company had net operating loss carryforwards for federal purposes of approximately $50.4 million, for state purposes of approximately $76.0 million and for city purposes of approximately $63.5 million which are available to offset future federal, state and city income and which expire over varying periods from March 2030 through March 2040. Federal net operating loss carryforwards of $21.1 million do not expire, as such losses were incurred after the enactment of the Tax Cuts and Jobs Act, which provides for an unlimited loss carryforward period..

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

NOTE 11.LOSS PER COMMON SHARE

The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the years ended March 31:

$ in thousands except per share data	2023	2022
Net loss attributable to Carver Bancorp, Inc.	$(4,401)	$(847)

Weighted average common shares outstanding – basic	4,277,709	3,588,523
Weighted average common shares outstanding – diluted	4,277,709	3,588,523

Basic loss per common share	$(1.03)	$(0.24)
Diluted loss per common share	$(1.03)	$(0.24)

    For the years ended March 31, 2023 and March 31, 2022, all restricted shares and outstanding stock options were anti-dilutive. For details of restricted shares and stock options, please refer to Note 14. "Employee Benefit and Stock Compensation Plans."

NOTE 12.STOCKHOLDERS' EQUITY

    Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2023, there were 4,295,607 shares of Company common stock outstanding.

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

    The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2023, there were 13,201 shares of Series D Preferred Stock outstanding.

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2023, 11,744 shares of its common stock have been repurchased in open market transactions. As a result of the Company's participation in the TARP CDCI, the United States Department of the Treasury's (the "U.S. Treasury") prior approval was required to make further repurchases. On August 6, 2020, the Company entered into a Securities Purchase Agreement with the U.S. Treasury to repurchase 2,321,286 shares of the common stock of the Company, par value $0.01 per share, owned by the U.S. Treasury for an aggregate purchase price of $2.5 million. The stock repurchase provided for in the Securities Purchase Agreement was completed on August 6, 2020. Upon completion of the repurchase pursuant to the Securities Purchase Agreement, the U.S. Treasury was no longer a stockholder in the Company. In connection with the repurchase, Morgan Stanley provided a grant of $2.5 million that was considered contributed capital to the Company to fund the repurchase transaction.

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

On January 22, 2021, Prudential Insurance Company of America ("Prudential"), an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert them into 58,093 shares of Common Stock. During fiscal year 2022, Prudential donated a total of 3,850 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 470,855 shares of Common Stock. During the twelve months ended March 31, 2023, Prudential donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. The conversions had no impact on the Company's total capital.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings during the twelve months ended March 31, 2023.

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

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2023, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 10.61%, Common Equity Tier 1 capital ratio of 12.47%, Tier 1 risk-based capital ratio of 12.47%, and a total risk-based capital ratio of 13.37%.

The table below presents the Bank's regulatory capital ratios at March 31, 2023 and 2022.

	March 31, 2023		March 31, 2022
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$74,265	10.61%	$76,906	10.45%
Individual minimum capital requirement	63,005	9.00%	66,244	9.00%
Minimum capital requirement	28,002	4.00%	29,442	4.00%
Excess	46,263	6.61%	47,464	6.45%

Common equity Tier 1
Regulatory capital	$74,265	12.47%	$76,906	13.75%
Minimum capital requirement	41,679	7.00%	39,161	7.00%
Excess	32,586	5.47%	37,745	6.75%

Tier 1 risk-based capital
Regulatory capital	$74,265	12.47%	$76,906	13.75%
Minimum capital requirement	50,610	8.50%	47,553	8.50%
Excess	23,655	3.97%	29,353	5.25%

Total risk-based capital
Regulatory capital	$79,599	13.37%	$82,672	14.78%
Individual minimum capital requirement	71,450	12.00%	67,134	12.00%
Minimum capital requirement	62,519	10.50%	58,742	10.50%
Excess	17,080	2.87%	23,930	4.28%

NOTE 13.OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth changes in each component of accumulated other comprehensive income (loss), net of tax for the years ended March 31, 2023 and 2022:

$ in thousands	At March 31, 2022	Other Comprehensive Income	At March 31, 2023
Net unrealized loss on securities available-for-sale	$(6,662)	$(5,553)	$(12,215)

$ in thousands	At March 31, 2021	Other Comprehensive Income	At March 31, 2022
Net unrealized loss on securities available-for-sale	$(3,175)	$(3,487)	$(6,662)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the twelve months ended March 31, 2023 and 2022.

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2023 included $5.6 million change in unrealized losses for the year ended March 31, 2023. The balance at March 31, 2022 included $3.5 million change in unrealized losses for the year ended March 31, 2022.

NOTE 14.EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. The Bank reinstated the 401(k) match in January 2022, which had been suspended since October 2020. Compensation expense recognized for the 401(k) matching contributions was $376 thousand and $88 thousand, respectively, for fiscal 2023 and 2022.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2023, there were 3,600 options outstanding under the 2006 Incentive Plan and 3,600 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized no expense for fiscal years 2023 and 2022.

    In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. During fiscal year 2023, 44,500 restricted stock awards were issued. There were no restricted stock awards issued in fiscal 2022. At March 31, 2023, there were 2,667 options outstanding under the 2014 Incentive Plan and 2,333 were exercisable.  All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $247 thousand as expense for fiscal year 2023 and $101 thousand in fiscal year 2022.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2023		2022
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	38,833	$5.15	72,750	$5.00
Granted	44,500	6.84	—	—
Vested	(20,667)	4.82	(24,917)	4.73
Forfeited	(4,833)	6.53	(9,000)	5.11
Outstanding, end of year	57,833	$6.45	38,833	$5.15

Unrecognized compensation expense on unvested restricted shares as of March 31, 2023 totaled $140 thousand. This amount will be recognized over the remaining vesting period of 1.11 years (weighted average). The vesting of the grants totaled $91 thousand and $122 thousand for fiscal years 2023 and 2022, respectively.

    Information regarding stock options as of and for the years ended March 31 is as follows:

	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,600	$5.29	6,600	$5.42
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	333	5.70	—	—
Outstanding, end of year	6,267	$5.27	6,600	$5.29
Exercisable, at year end	5,933		5,267

Information regarding stock options as of March 31, 2023 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	4.70	$3.48	1,000	$3.48
5.00	$5.59	3,600	2.23	5.56	3,600	5.56
5.60	$5.99	1,667	7.33	5.70	1,333	5.70
Total		6,267			5,933

As of March 31, 2023, unrecognized compensation expense on unvested stock options totaled $1 thousand. This amount will be recognized over the remaining vesting period of 0.33 years (weighted average). There were no stock options awarded to employees or directors during the year ended March 31, 2023. At March 31, 2023, all outstanding options had no intrinsic value. The Company recorded stock compensation expense of $2 thousand and $3 thousand in fiscal 2023 and 2022, respectively.

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

The following table reflects the Bank's outstanding commitments as of March 31:

$ in thousands	2023	2022
Commitments to fund mortgage loans	$—	$12,135
Lines of credit	3,837	2,986
Commitment to fund private equity investment	253	253
	$4,090	$15,374

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2022 (1)	$1,363
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	22
Open claims as of March 31, 2023 (1)	$1,385
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

    The table below summarizes changes in our representation and warranty reserves during fiscal 2023.

$ in thousands	March 31, 2023
Representation and warranty repurchase reserve, March 31, 2022 (1)	$123
Net adjustment to reserve for repurchase losses (2)	(28)
Representation and warranty repurchase reserve, March 31, 2023 (1)	$95
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2023, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2023 and 2022, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$152	$152
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	341	—	341
Federal Home Loan Mortgage Corporation	—	17,600	—	17,600
Federal National Mortgage Association	—	9,502	—	9,502
U.S. Government Agency securities	—	9,326	—	9,326
Corporate bonds	—	3,092	—	3,092
Muni securities	—	13,982	—	13,982
Asset-backed securities	—	—	—	—
Total available-for-sale securities	—	53,843	—	53,843
Total assets	$—	$53,843	$152	$53,995

	Fair Value Measurements at March 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$162	$162
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	448	—	448
Federal Home Loan Mortgage Corporation	—	21,547	—	21,547
Federal National Mortgage Association	—	11,584	—	11,584
U.S. Government Agency securities	—	13,785	—	13,785
Corporate bonds	—	4,121	—	4,121
Muni securities	—	15,768	—	15,768
Asset-backed securities	—	343	—	343
Total available-for-sale securities	—	67,596	—	67,596
Total assets	$—	$67,596	$162	$67,758

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR"). Level 3 assets accounted for 0.02% of the Company's total assets measured at fair value at March 31, 2023 and 2022.

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

During the fiscal year ended March 31, 2023, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2023 and 2022:

$ in thousands	Beginning balance, April 1, 2022	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2023	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2023
Mortgage Servicing Rights	162	(10)	—	—	152	(9)

$ in thousands	Beginning balance, April 1, 2021	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2022	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2022
Mortgage Servicing Rights	147	15	—	—	162	15
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of March 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	152	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	4.01%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	162	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.70%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2023 and 2022, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$5,529	$5,529
Other real estate owned	$—	$—	$60	$60

	Fair Value Measurements at March 31, 2022, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$5,134	$5,134
Other real estate owned	$—	$—	$60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,529	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,134	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of March 31, 2023 and 2022, we had loans with a carrying value of $5.6 million and $3.1 million, respectively, for which formal foreclosure proceedings were in process.

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2023
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$42,552	$42,552	$42,552	$—	$—
Securities available-for-sale	53,843	53,843	—	53,843	—
Securities held-to-maturity	2,318	2,221	—	2,221	—
Loans receivable	592,667	567,029	—	—	567,029
Accrued interest receivable	1,911	1,911	—	1,911	—
Mortgage servicing rights	152	152	—	—	152
Financial Liabilities:
Deposits	$600,429	$594,736	$418,432	$176,304	$—
Advances from FHLB of New York	35,000	35,238	—	35,238	—
Other borrowed money	15,903	14,575	—	14,575	—
Accrued interest payable	380	380	—	380	—

	March 31, 2022
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$61,018	$61,018	$61,018	$—	$—
Securities available-for-sale	67,596	67,596	—	67,596	—
Securities held-to-maturity	5,254	5,276	—	5,276	—
Loans receivable	573,880	563,821	—	—	563,821
Accrued interest receivable	2,414	2,414	—	2,414	—
Mortgage servicing rights	162	162	—	—	162
Financial Liabilities:
Deposits	$628,117	$624,160	$485,884	$138,276	$—
Other borrowed money	15,906	15,673	—	15,673	—
Accrued interest payable	91	91	—	91	—

NOTE 18.VARIABLE INTEREST ENTITIES

Variable interest entities (“VIEs”) are consolidated, as required, where Carver has a controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both (a) the power to direct activities of a VIE that most significantly impact the entities economic performance; and (b) the obligation to absorb losses of the entity that could benefit from the activities that could potentially be significant to the VIE.

The Company's subsidiary, Carver Statutory Trust I (the "Trust"), was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of the Trust), which are 100% owned by Carver Bancorp, Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc.  Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At March 31, 2023, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based initiatives. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2023, there have been no activities in these entities.

The Company had no consolidated VIEs at March 31, 2023.

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended March 31, 2023 and 2022:

	Years Ended March 31,
$ in thousands	2023	2022
Non-interest income
In-scope of Topic 606
Depository fees and charges	$2,197	$2,141
Loan fees and service charges	466	225
Other non-interest income	236	2,616
Non-interest income (in-scope of Topic 606)	2,899	4,982
Non-interest income (out-of-scope of Topic 606)	696	2,372
Total non-interest income	$3,595	$7,354

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2023	2022
Other non-interest income:
Correspondent banking fees	$147	$2,574
Other	225	307
Total non-interest income	$372	$2,881

Other non-interest expense:
Advertising	$513	$572
Legal expense	442	626
Insurance and surety	1,200	927
Audit expense	573	851
Data lines / internet	398	410
Retail expenses	933	820
Director's fees	373	344
Other	2,767	2,659
Total non-interest expense	$7,199	$7,209

NOTE 20.CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2023	2022
Assets
Cash on deposit with subsidiaries	$668	$1,433
Investment in subsidiaries	62,453	70,646
Other assets	123	66
Total assets	$63,244	$72,145

Liabilities and Stockholders' Equity
Borrowings	$15,903	$15,903
Accounts payable to subsidiaries	1,475	499
Other liabilities	642	656
Total liabilities	18,020	17,058

Stockholders’ equity	45,224	55,087
Total liabilities and stockholders’ equity	$63,244	$72,145

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2023	2022
Income
Equity in net loss/income from subsidiaries	$(2,640)	$706
Other income	27	17
Grant income	439	60
Total (loss) income	(2,174)	783
Expense
Interest expense on borrowings	839	481
Salaries and employee benefits	712	232
Shareholder expense	155	162
Other	521	755
Total expense	2,227	1,630
Net loss	$(4,401)	$(847)
Comprehensive loss	$(9,954)	$(4,334)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2023	2022
Cash Flows From Operating Activities
Net loss	$(4,401)	$(847)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss/income from subsidiaries	2,640	(706)
Restricted stock vesting	91	122
Decrease in accounts receivable from subsidiaries	—	205
(Increase) decrease in other assets	(57)	92
Increase (decrease) in accounts payable to subsidiaries	976	(1,212)
Decrease in other liabilities	(14)	(2,593)
Net cash used in operating activities	(765)	(4,939)

Cash Flows From Investing Activities
Capital contribution	—	(15,500)
Net cash used in investing activities	—	(15,500)

Cash Flows From Financing Activities
Increase in borrowings	—	2,500
Issuance of common stock	—	2,998
Issuance of preferred stock	—	4,000
Net cash provided by financing activities	—	9,498

Net decrease in cash	(765)	(10,941)
Cash and cash equivalents – beginning	1,433	12,374
Cash and cash equivalents – ending	$668	$1,433

NOTE 21.SUBSEQUENT EVENTS

On April 12, 2023, the Company entered into an agreement with a third party, in which the third party would provide the Company with an unsecured long-term, below-market-rate loan in the amount of $2.5 million to finance eligible loans offered through the Bank's community investment initiatives and loan programs focused on Minority and Women-owned Business Enterprises and consumers across the greater New York City region.

In April 2023, the Bank was awarded a $2.5 million grant as part of the U.S. Department of the Treasury's Community Development Financial Institutions Fund's Equitable Recovery Program ("CDFI ERP"). The funds will be used towards financing programs and activities to help low- and moderate income communities recover from the COVID-19 pandemic in accordance with the terms and requirements of the CDFI ERP.

On April 1, 2023, the Company adopted ASU No. 2016-13, "Financial Instruments - Credit Loss (Topic 326)" and its subsequent amendments, which replaces the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. Based on the Company's CECL model results that it has performed alongside the incurred loss approach, the adoption of ASU 2016-13 will result in an increase of approximately $0.7 million to the allowance for credit losses for loans, including the reserve for off-balance sheet credit exposure recorded in other liabilities. There is no material impact for other assets within the scope of the new CECL guidance, such as held-to-maturity debt securities and other receivables. The Company will apply the new guidance as a cumulative-effect adjustment to retained earnings as of April 1, 2023, using the modified-retrospective approach. As the Company finalizes the CECL implementation, final decisions made by management may result in a different impact than that stated above for financial statement disclosure purposes.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2023, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

    Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

    The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2023.

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

(c) Changes in Internal Control Over Financial Reporting

    There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

Amendment and Restatement of the Bylaws of Carver Bancorp, Inc.

Effective June 27, 2023, the Company’s Board of Directors approved and adopted an amendment and restatement of the Second Amended and Restated Bylaws of Carver Bancorp, Inc. (as so amended and restated, the “Bylaws”).

The Company's Board of Directors approved the Bylaws as part of its periodic review of the Company’s corporate governance. Among other matters, the Bylaws make certain updates to the Company’s director qualifications, including, providing that (A) no person will be eligible for election or appointment to the Board of Directors: (i) if a financial or securities regulatory agency or a financial or securities self-regulatory agency, has, within the past ten years, issued a cease and desist, consent or other formal order against such person, which order is subject to public disclosure by such agency, including but not limited to an order related to the settlement of charges; (ii) if such person has been convicted of a crime involving dishonesty or breach of trust which is punishable by imprisonment for a term exceeding one year under state or federal law; or (iii) if such person is currently charged in any information, indictment, or other complaint with the commission of or participation in such a crime, (B) no person may serve on the Board of Directors if such person is: (u) at the same time, a director, officer, employee or 10% or more stockholder of a bank, savings institution, credit union, mortgage banking company, consumer loan company or similar organization, other than a subsidiary of the Company, that engages in financial services related business activities or solicits customers, whether through a physical presence or electronically, in the same market area as the Company or any of its subsidiaries; (v) does not agree in writing to comply with all of the Company’s policies applicable to directors including but not limited to its confidentiality policy and confirm in writing his or her qualifications hereunder; (w) is a party to any agreement, understanding or arrangement with a party other than the Company or a subsidiary that (1) provides him or her with material benefits which are tied to or contingent on the Company entering into a merger, sale of control or similar transaction in which it is not the surviving institution, (2) materially limits his or her voting discretion as a member of the Board of Directors of the Company, or (3) materially impairs his or her ability to discharge his or her fiduciary duties with respect to the fundamental strategic direction of the Company; (x) has lost more than one election for service as a director of the Company; (y) is the representative or agent of, or a member of a group acting in concert that includes, a person who is ineligible for election or appointment to the Board of Directors under Section 2 of the Bylaws; or (z) is the nominee or representative of a company of which any of the directors, partners, trustees or 10% stockholders would not be eligible for election or appointment to the Board of Directors under the Bylaws and (C) the Board of Directors will have the power to construe and apply the provisions of Section 2 of the Bylaws and to make all determinations necessary or desirable to implement such provisions.

The foregoing summary is qualified in its entirety by reference to the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated by reference in this Item 9B.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers of Carver and Carver Federal" in the Company's definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Delinquent Section 16(a) Reports" in the Proxy Statement.

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.    List of Documents Filed as Part of this Annual Report on Form 10-K

A.    The following consolidated financial statements are included in Item 8 of this Annual Report:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Statements of Financial Condition as of March 31, 2023 and 2022

3.    Consolidated Statements of Operations for the years ended March 31, 2023 and 2022

4.    Consolidated Statements of Comprehensive Loss for the years ended March 31, 2023 and 2022

5.    Consolidated Statements of Changes in Equity for the years ended March 31, 2023 and 2022

6.    Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022

7.    Notes to Consolidated Financial Statements.

B.    Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto under Item 8.

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

3.4	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(7)
3.5	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (8)
3.6	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (9)
3.7	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (10)
4.1	Stock Certificate of Carver Bancorp, Inc. (5)
4.2	Description of Carver Bancorp, Inc. Securities
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (11)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (11)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (11)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (12)
10.5	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (13)
10.6	Carver Bancorp, Inc. 2014 Equity Incentive Plan (14)
10.7	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (15)
10.8	Sales Agreement by and between Carver Bancorp, Inc. and Piper Sandler & Co., dated as of December 14, 2021 (16)
11	Code of Ethics (17)
21.1	Subsidiaries of the Registrant
23.1	Consent of Current Independent Registered Public Accounting Firm - BDO USA, LLP
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibits 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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
(16)Incorporated herein by reference to the Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on December 14, 2021.
(17)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 29, 2023	By	/s/ Michael T. Pugh
Michael T. Pugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 29, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Michael T. Pugh	President and Chief Executive Officer
Michael T. Pugh	(Principal Executive Officer)

/s/ Christina L. Maier	First Senior Vice President and Chief Financial Officer
Christina L. Maier	(Principal Accounting Officer and Principal Financial Officer)

/s/ Lewis P. Jones III	Chairman
Lewis P. Jones III

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Jillian E. Joseph	Director
Jillian E. Joseph

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Craig C. MacKay	Director
Craig C. MacKay

/s/ Robin L. Nunn	Director
Robin L. Nunn

/s/ Michael T. Pugh	Director
Michael T. Pugh