Form 10-Q
period 2023-09-30
CARVER BANCORP INC
filed 2023-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2023
Common Stock, par value $0.01	4,918,347

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	September 30, 2023	March 31, 2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$51,935	$42,298
Money market investments	254	254
Total cash and cash equivalents	52,189	42,552
Investment securities:
Available-for-sale, at fair value	47,644	53,843
Held-to-maturity, at amortized cost (fair value of $2,005 and $2,221 at September 30, 2023 and March 31, 2023, respectively)	2,162	2,318
Total investment securities	49,806	56,161
Loans receivable:
Real estate mortgage loans	435,723	423,349
Commercial business loans	162,460	166,908
Consumer loans	12,919	7,639
Loans, gross	611,102	597,896
Allowance for credit losses	(6,007)	(5,229)
Total loans receivable, net	605,095	592,667
Premises and equipment, net	2,810	3,174
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,004	2,266
Accrued interest receivable	2,078	1,911
Right-of-use assets	11,087	12,311
Other assets	17,711	12,182
Total assets	$742,780	$723,224

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$112,644	$109,401
Interest-bearing deposits:
Interest-bearing checking	52,239	49,473
Savings	109,361	109,210
Money market	163,588	150,348
Certificates of Deposit	189,949	178,694
Escrow	2,672	3,303
Total interest-bearing deposits	517,809	491,028
Total deposits	630,453	600,429
Advances from the FHLB-NY and other borrowed money	46,566	51,090
Operating lease liability	11,911	13,173
Other liabilities	14,181	13,308
Total liabilities	703,111	678,000

EQUITY
Preferred stock, (par value $0.01 per share: 11,001 and 13,201 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2023 and March 31, 2023, respectively)	11,001	13,201
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2023 and March 31, 2023)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding at September 30, 2023 and March 31, 2023)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 7,468,074 and 6,799,410 shares issued; 4,964,271 and 4,295,607 shares outstanding at September 30, 2023 and March 31, 2023, respectively)	75	68
Additional paid-in capital	86,217	82,805
Accumulated deficit	(51,579)	(47,904)
Treasury stock, at cost (2,503,803 shares at September 30, 2023 and March 31, 2023)	(2,908)	(2,908)
Accumulated other comprehensive loss	(15,314)	(12,215)
Total equity	39,669	45,224
Total liabilities and equity	$742,780	$723,224
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2023	2022	2023	2022
Interest income:
Loans	$7,056	$6,005	$13,867	$11,982
Mortgage-backed securities	145	156	294	315
Investment securities	245	201	546	366
Money market investments	564	363	1,097	435
Total interest income	8,010	6,725	15,804	13,098

Interest expense:
Deposits	2,011	827	3,725	1,238
Advances and other borrowed money	600	395	1,178	543
Total interest expense	2,611	1,222	4,903	1,781

Net interest income	5,399	5,503	10,901	11,317
Provision for (recovery of) credit losses	168	(189)	174	(216)
Net interest income after provision for (recovery of) credit losses	5,231	5,692	10,727	11,533

Non-interest income:
Depository fees and charges	558	553	1,135	1,108
Loan fees and service charges	192	138	256	257
Grant income	582	162	602	162
Other	131	246	225	281
Total non-interest income	1,463	1,099	2,218	1,808

Non-interest expense:
Employee compensation and benefits	3,324	3,302	6,645	6,486
Net occupancy expense	1,176	1,175	2,281	2,259
Equipment, net	587	526	1,064	1,040
Data processing	757	648	1,508	1,264
Consulting fees	137	164	237	314
Federal deposit insurance premiums	155	89	283	190
Other	2,144	1,842	3,934	3,600
Total non-interest expense	8,280	7,746	15,952	15,153

Loss before income taxes	(1,586)	(955)	(3,007)	(1,812)
Income tax expense	—	—	—	—
Net loss	$(1,586)	$(955)	$(3,007)	$(1,812)

Loss per common share:
Basic	$(0.33)	$(0.22)	$(0.65)	$(0.43)
Diluted	(0.33)	(0.22)	(0.65)	(0.43)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Net loss	$(1,586)	$(955)	$(3,007)	$(1,812)
Other comprehensive loss, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(2,306)	(3,444)	(3,099)	(7,058)
Total other comprehensive loss, net of tax	(2,306)	(3,444)	(3,099)	(7,058)
Total comprehensive loss, net of tax	$(3,892)	$(4,399)	$(6,106)	$(8,870)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Six Months Ended September 30, 2023 and 2022
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended September 30, 2023
Balance — June 30, 2023	$23,728	$70	$84,628	$(49,993)	$(2,908)	$(13,008)	$42,517
Net loss	—	—	—	(1,586)	—	—	(1,586)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,306)	(2,306)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Issuance of common stock		4	996				1,000
Stock based compensation expense	—	—	44	—	—	—	44
Balance — September 30, 2023	$23,178	$75	$86,217	$(51,579)	$(2,908)	$(15,314)	$39,669

Six Months Ended September 30, 2023
Balance — March 31, 2023	$25,378	$68	$82,805	$(47,904)	$(2,908)	$(12,215)	$45,224
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	(668)	—	—	(668)
Net loss	—	—	—	(3,007)	—	—	(3,007)
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,099)	(3,099)
Conversion of Series D preferred stock to common stock	(2,200)	3	2,197	—	—	—	—
Issuance of common stock		4	996				1,000
Stock based compensation expense	—	—	219	—	—	—	219
Balance — September 30, 2023	$23,178	$75	$86,217	$(51,579)	$(2,908)	$(15,314)	$39,669

Three Months Ended September 30, 2022
Balance — June 30, 2022	$25,378	$68	$82,734	$(44,360)	$(2,908)	$(10,276)	$50,636
Net income	—	—	—	(955)	—	—	(955)
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,444)	(3,444)
Balance — September 30, 2022	$25,378	$68	$82,734	$(45,315)	$(2,908)	$(13,720)	$46,237

Six Months Ended September 30, 2022
Balance — March 31, 2022	$25,928	$67	$82,165	$(43,503)	$(2,908)	$(6,662)	$55,087
Net loss	—	—	—	(1,812)	—	—	(1,812)
Other comprehensive loss, net of taxes	—	—	—	—	—	(7,058)	(7,058)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	20	—	—	—	20
Balance — September 30, 2022	$25,378	$68	$82,734	$(45,315)	$(2,908)	$(13,720)	$46,237
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,007)	$(1,812)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (recovery of) credit losses	174	(216)
Stock based compensation expense	219	20
Depreciation and amortization expense	523	521
Amortization and accretion of loan premiums and discounts and deferred charges, net	126	(88)
Amortization and accretion of premiums and discounts — securities	186	242
(Increase) decrease in accrued interest receivable	(167)	570
Increase in other assets	(5,892)	(105)
Increase (decrease) in other liabilities	823	(8,990)
Net cash used in operating activities	(7,015)	(9,858)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	2,917	5,259
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	153	2,738
Purchase of bank-owned life insurance	—	(5,000)
Loans held-for investment, net of repayments/payoffs and (originations)	13,890	14,069
Loans purchased from third parties	(26,956)	(8,901)
Redemption (purchase) of FHLB-NY stock, net	262	(1,907)
Purchase of premises and equipment	(165)	(123)
Net cash (used in) provided by investing activities	(9,899)	6,135
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	30,024	(1,747)
Proceeds from short-term borrowings	—	40,000
Repayment of short-term borrowings	(10,000)	—
Proceeds from long-term borrowings	5,527	—
Repayment of long-term borrowings	—	(3)
Issuance of common stock	1,000	—
Net cash provided by financing activities	26,551	38,250
Net increase in cash and cash equivalents	9,637	34,527
Cash and cash equivalents at beginning of period	42,552	61,018
Cash and cash equivalents at end of period	$52,189	$95,545

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$—	$1,103
Recognition of operating lease liability	—	1,103
Recognition of finance lease asset	—	58
Recognition of finance lease liability	—	58
Conversion of preferred stock to common stock	$2,200	$550

Cash paid for:
Interest	$1,475	$1,518
Tax on capital	132	112
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the September 2023 payment have been made. The interest rate was 8.72% and the total amount of deferred interest was $42 thousand at September 30, 2023.

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

Regulation

    On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, the Bank was required to obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers, paying dividends and entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Agreement, Carver was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio. While the Agreement was terminated on January 18, 2023, the IMCR remains in effect.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended March 31, 2024. The consolidated balance sheet at September 30, 2023 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2023. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for credit loss or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. Additionally, the Federal Reserve had increased the federal funds rate at each of its meetings since March 2022, and while the rate was held steady at the June 2023 meeting, it was increased another quarter point to the highest level in 22 years at the July 2023 meeting. The Federal Reserve held interest rates steady at the November 2023 meeting, but has indicated that there could potentially be one more hike before the end of the calendar year. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City's unemployment rate remains high at 5.3%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

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

Allowance for Credit Losses ("ACL")

    The ACL is a valuation account that is deducted from the loan portfolio's amortized cost basis to present the net amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the ACL. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and a reversion to historical after the reasonable and supportable period. Expected credit losses were estimated using a regression model based on historical data from the Company and peer institutions. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors. The discounted cash flow ("DCF") methodology is used for substantially all pools, applied with a 4-quarter reasonable and supportable forecast period and a 4-quarter reversion period where the ACL reflects the difference between the amortized cost and the present value of the expected cash flows. The expected cash flows are discounted at the effective interest rate and the entire change in present value is reported as credit loss expense (or reversal of credit loss expense). On a quarterly basis, management considers probability of default utilizing economic forecasts including civilian unemployment rates and CPI index, and loss given default assumptions using Frye-Jacobs estimations. For periods beyond the forecast period, the loss rate reverts back to the long-term historical loss average with a 4-quarter straight-line reversion period for all pools. There were no changes in the assumptions used from the April 1, 2023 adoption date and for the quarter ended September 30, 2023.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of March 31, 2023 and September 30, 2023 were as follows:

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

•Construction - Carver Federal historically originated or participated in construction loans for new construction and renovation of multifamily buildings, residential developments, community service facilities, churches, and affordable housing programs. The loans provide for disbursement in stages as construction is completed. Borrowers must satisfy all credit requirements that apply to the Bank’s permanent mortgage loan financing for the mortgaged property. The Bank has additional criteria for construction loans, including an engineer’s plan and periodic cost reviews on all construction budgets for loans. Construction loans present an increased level of risk from the effect of general economic conditions and uncertainties surrounding construction costs.

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

Reserve for Off-Balance Sheet Credit Exposure

    In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company estimates a reserve for expected credit losses on loan commitments over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Bank does not record any reserve for unconditionally cancellable unfunded lending commitment since the exposure may be canceled to prevent future credit loss. Reserves for unfunded lending commitments that are not unconditionally cancellable are included in Other Liabilities in the consolidated statements of financial condition. Management will consider the likelihood that funding will occur and use the discount rate based on the associated pooled loan analysis loss rate to calculate the estimated expected credit losses. The ACL on off-balance sheet credit exposures was $8 thousand as of September 30, 2023.

Allowance for Credit Losses - Securities

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. For available-for-sale ("AFS") securities in an unrealized loss position, management determines whether the Company has the intent to sell the security, or will more likely than not be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the ACL is written off and the amortized cost adjusted for that amount. If any incremental credit loss occurs, the amortized cost is adjusted further by the credit loss and recorded in earnings. For AFS securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management may consider various factors including downgrades in the rating of the security by rating agencies, failure of the issuer to make scheduled interest or principal payments or adverse conditions specifically related to the security. If the decline in fair value is due to credit loss, the credit loss is recorded through ACL, limited by the amount that the fair value is less than the amortized cost basis. The Bank's held-to-maturity portfolio consists of mortgage-backed securities issued by U.S. government agencies, which have an explicit government guarantee. As a result, no ACL has been recorded related to held-to-maturity securities.

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2023	2022	2023	2022
Net loss	$(1,586)	$(955)	$(3,007)	$(1,812)

Weighted average common shares outstanding - basic	4,816,046	4,291,672	4,656,414	4,260,178
Weighted average common shares outstanding – diluted	4,816,046	4,291,672	4,656,414	4,260,178

Basic loss per common share	$(0.33)	$(0.22)	$(0.65)	$(0.43)
Diluted loss per common share	(0.33)	(0.22)	(0.65)	(0.43)

The Company has preferred stock which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three and six months ended September 30, 2023 and 2022, all restricted shares and outstanding stock options were anti-dilutive.

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

On January 22, 2021, Prudential Insurance Company of America ("Prudential"), an institutional investor, notified the Company of its intention to cancel 475 of its holdings of Series D Preferred Stock and convert such shares into 58,093 shares of common stock. During fiscal years 2022 and 2023, Prudential donated a total of 3,850 and 550 shares, respectively, of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 470,855 and 67,265 shares, respectively, of Common Stock. During the six months ended September 30, 2023, Prudential donated a total of 2,200 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 269,060 shares of Common Stock. The conversions had no impact on the Company's total capital.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings in fiscal year 2023 or during the six months ended September 30, 2023.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the six months ended September 30, 2023 and 2022:

$ in thousands	At March 31, 2023	Other Comprehensive Loss, net of tax	At September 30, 2023
Net unrealized loss on securities available-for-sale	$(12,215)	$(3,099)	$(15,314)

$ in thousands	At March 31, 2022	Other Comprehensive Loss, net of tax	At September 30, 2022
Net unrealized loss on securities available-for-sale	$(6,662)	$(7,058)	$(13,720)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2023 and 2022.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2023, securities with fair value of $47.6 million, or 95.7%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $2.2 million, or 4.3%, were classified as held-to-maturity, compared to $53.8 million and $2.3 million at March 31, 2023, respectively. The Bank had no securities classified as trading at September 30, 2023 and March 31, 2023.

    Other investments as of September 30, 2023 primarily consists of the Bank's investment in a limited partnership Community Capital Fund and a $5.2 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investment in the limited partnership is measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investment and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.2 million at September 30, 2023 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2023 and March 31, 2023:

	At September 30, 2023
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$300	$—	$3	$297
Federal Home Loan Mortgage Corporation	20,920	—	5,248	15,672
Federal National Mortgage Association	11,276	—	2,770	8,506
Total mortgage-backed securities	32,496	—	8,021	24,475
U.S. Government Agency Securities	7,488	—	25	7,463
Corporate Bonds	5,267	—	2,523	2,744
Muni Securities	17,707	—	4,745	12,962
Total available-for-sale	$62,958	$—	$15,314	$47,644

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$326	$—	$18	$308
Federal National Mortgage Association and Other	1,836	—	139	1,697
Total held-to maturity	$2,162	$—	$157	$2,005

	At March 31, 2023
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$341	$1	$1	$341
Federal Home Loan Mortgage Corporation	21,651	—	4,051	17,600
Federal National Mortgage Association	11,714	—	2,212	9,502
Total mortgage-backed securities	33,706	1	6,264	27,443
U.S. Government Agency Securities	9,364	—	38	9,326
Corporate Bonds	5,269	—	2,177	3,092
Muni Securities	17,719	—	3,737	13,982
Total available-for-sale	$66,058	$1	$12,216	$53,843

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$366	$—	$3	$363
Federal National Mortgage Association and Other	1,952	—	94	1,858
Total held-to-maturity	$2,318	$—	$97	$2,221

There were no sales of available-for-sale or held-to-maturity securities for the six months ended September 30, 2023 and September 30, 2022.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2023 and March 31, 2023 for less than 12 months and 12 months or longer:

	At September 30, 2023
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$1	$258	$8,020	$24,217	$8,021	$24,475
U.S. Government Agency securities	—	—	25	7,462	25	7,462
Corporate bonds	—	—	2,523	2,744	2,523	2,744
Muni securities	—	—	4,745	12,962	4,745	12,962
Total available-for-sale securities	$1	$258	$15,313	$47,385	$15,314	$47,643
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$157	$1,971	$157	$1,971
Total held-to-maturity securities	$—	$—	$157	$1,971	$157	$1,971

	At March 31, 2023
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$6,264	$27,146	$6,264	$27,146
U.S. Government Agency securities	13	4,075	25	5,251	38	9,326
Corporate bonds	—	—	2,177	3,092	2,177	3,092
Muni securities	—	—	3,737	13,982	3,737	13,982
Total available-for-sale securities	$13	$4,075	$12,203	$49,471	$12,216	$53,546
Held-to-Maturity:
Mortgage-backed securities	$3	$363	$94	$1,822	$97	$2,185
Total held-to-maturity securities	$3	$363	$94	$1,822	$97	$2,185

    Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 25 securities had an unrealized loss at September 30, 2023 compared to 24 at March 31, 2023. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 51.4%, 15.7%, 27.2% and 5.7%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2023. There were eight mortgage-backed securities, three U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at September 30, 2023. Management has evaluated available-for-sale securities that are in an unrealized loss position and has determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by the U.S. government's guarantees, the high credit quality and strong financial performance of the U.S. Government Agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of mortgage-backed securities issued by U.S. government agencies, which have an explicit government guarantee. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of September 30, 2023.

    The following is a summary of the amortized cost and fair value of debt securities at September 30, 2023, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	2,185	2,173	6.05%
Five through ten years	2,670	2,174	2.67%
After ten years	25,607	18,822	3.47%
Mortgage-backed securities	32,496	24,475	1.62%
Total	$62,958	$47,644	2.60%
Held-to-maturity:
Mortgage-backed securities	$2,162	$2,005	2.81%

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

    The following is a summary of loans receivable at September 30, 2023 and March 31, 2023:

	September 30, 2023		March 31, 2023
$ in thousands	Amount	Percent	Amount	Percent
Loans receivable:
One-to-four family	$85,081	13.9%	$65,808	11.0%
Multifamily	179,039	29.3%	179,117	30.0%
Commercial real estate	171,112	28.0%	178,424	29.8%
Construction	491	0.1%	—	—%
Business (1)	162,460	26.6%	166,908	27.9%
Consumer (2)	12,919	2.1%	7,639	1.3%
Total loans receivable	$611,102	100.0%	$597,896	100.0%

Allowance for credit losses	(6,007)		(5,229)
Total loans receivable, net	$605,095		$592,667
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $3.0 million and $2.8 million at September 30, 2023 and March 31, 2023, respectively. The Bank purchased $20.0 million one-to-four family loans, $6.7 million consumer loans and $0.3 million business loans during the six months ended September 30, 2023.

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ACL reserves required. As of September 30, 2023, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Business loans included PPP loans outstanding totaling $268 thousand as of September 30, 2023.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves for the three and six months ended September 30, 2023 under the expected loss methodology.

Three months ended September 30, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,063	$713	$1,264	$—	$1,404	$414	$—	$5,858
Charge-offs	—	—	—	—	—	(22)	—	(22)
Recoveries	—	—	—	—	1	2	—	3
Provision for (recovery of) Credit Losses	201	8	(52)	—	(12)	23	—	168
Ending Balance	$2,264	$721	$1,212	$—	$1,393	$417	$—	$6,007

Six months ended September 30, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$716	$1,109	$1,814	$—	$1,139	$449	$2	$5,229
Impact of CECL adoption	1,220	(392)	(497)	—	505	(166)	(2)	668
Charge-offs	—	—	—	—	—	(117)	—	(117)
Recoveries	—	—	—	—	50	3	—	53
Provision for (recovery of) Credit Losses	328	4	(105)	—	(301)	248	—	174
Ending Balance	$2,264	$721	$1,212	$—	$1,393	$417	$—	$6,007

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$2,241	$721	$1,212	$—	$1,383	$417	$—	$5,974
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	23	—	—	—	10	—	—	33

Loan Receivables Ending Balance:	$85,081	$179,039	$171,112	$491	$162,460	$12,919	$—	$611,102
Ending Balance: collectively evaluated for impairment	80,791	176,439	166,590	491	156,307	12,915	—	593,533
Ending Balance: individually evaluated for impairment	4,290	2,600	4,522	—	6,153	4	—	17,569

The following is an analysis of the allowance for loan losses as of the fiscal year ended March 31, 2023 and for the three and six months ended September 30, 2022 based upon the incurred loss impairment model.

At March 31, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance:	$716	$1,109	$1,814	$1,139	$449	$2	$5,229
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	607	1,109	1,814	937	449	2	4,918
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	109	—	—	202	—	—	311

Loan Receivables Ending Balance:	$65,808	$179,117	$178,424	$166,908	$7,639	$—	$597,896
Ending Balance: collectively evaluated for impairment	60,805	179,046	171,234	160,985	7,638	—	579,708
Ending Balance: individually evaluated for impairment	5,003	71	7,190	5,923	1	—	18,188

Three months ended September 30, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$649	$1,053	$1,108	$2,321	$113	$360	$5,604
Charge-offs	—	—	—	—	(11)	—	(11)
Recoveries	90	—	10	4	1	—	105
Provision for (recovery of) Loan Losses	(35)	2	490	(511)	(21)	(114)	(189)
Ending Balance	$704	$1,055	$1,608	$1,814	$82	$246	$5,509

Six months ended September 30, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Charge-offs	—	—	—	—	(24)	—	(24)
Recoveries	90	—	10	23	2	—	125
Provision for (recovery of) Loan Losses	(117)	(59)	441	(706)	(19)	244	(216)
Ending Balance	$704	$1,055	$1,608	$1,814	$82	$246	$5,509

The following is a summary of nonaccrual loans, at amortized cost, at September 30, 2023 and March 31, 2023.

	September 30, 2023			March 31, 2023
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Gross loans receivable:
One-to-four family	$3,919	$23	$3,942	$4,001
Multifamily	1,131	—	$1,131	71
Commercial real estate	4,522	—	$4,522	7,190
Business	6,188	10	$6,198	998
Consumer	30	—	$30	1
Total nonaccrual loans	$15,790	$33	$15,823	$12,261

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the three and six months ended September 30, 2023.

    At September 30, 2023 and March 31, 2023, other non-performing assets totaled $60 thousand, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at September 30, 2023 and March 31, 2023.

    Although we believe that substantially all risk elements at September 30, 2023 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

The following table presents the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of September 30, 2023:

$ in thousands	2023	2022	2021	2020	2019	2018 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$6,622	$53,871	$51,293	$28,942	$17,736	$17,975	$—	$176,439
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,476	754	—	370	—	2,600
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	6,622	53,871	52,769	29,696	17,736	18,345	—	179,039

Commercial Real Estate
Pass	17,587	31,536	27,878	17,178	21,008	50,716	—	165,903
Special Mention	—	—	—	—	—	687	—	687
Substandard	—	—	—	—	—	4,522	—	4,522
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	17,587	31,536	27,878	17,178	21,008	55,925	—	171,112

Construction
Pass	491	—	—	—	—	—	—	491
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	491	—	—	—	—	—	—	491

Business
Pass	8,383	40,970	50,282	10,968	387	43,276	—	154,266
Special Mention	—	—	4,234	—	—	11	—	4,245
Substandard	—	—	2,993	—	193	763	—	3,949
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	8,383	40,970	57,509	10,968	580	44,050	—	162,460

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	22,419	3,860	13,517	1,440	9,059	31,504	—	81,799
Non-Performing	—	—	—	—	—	3,282	—	3,282
Total	22,419	3,860	13,517	1,440	9,059	34,786	—	85,081

Consumer
Performing	11,123	695	11	26	—	1,060	—	12,915
Non-Performing	—	1	3	—	—	—	—	4
Total	11,123	696	14	26	—	1,060	—	12,919
Gross charge-offs	—	—	—	—	—	117	—	117

Total Loans	$66,625	$130,933	$151,687	$59,308	$48,383	$154,166	$—	$611,102

    At March 31, 2023, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$175,981	$170,534	$154,056
Special Mention	771	701	5,719
Substandard	2,365	7,189	7,133
Total	$179,117	$178,424	$166,908

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$60,629	$7,639
Non-Performing		5,179	—
Total		$65,808	$7,639

    Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following table presents an aging analysis of the amortized cost of past due loans receivables at September 30, 2023 and March 31, 2023.
.

September 30, 2023
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$203	$2,668	$2,871	$82,210	$85,081
Multifamily	—	487	1,070	1,557	177,482	179,039
Commercial real estate	—	—	4,522	4,522	166,590	171,112
Construction	—	—	—	—	491	491
Business	88	12,608	2,645	15,341	147,119	162,460
Consumer	7	3	1	11	12,908	12,919
Total	$95	$13,301	$10,906	$24,302	$586,800	$611,102

March 31, 2023
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,207	$185	$2,475	$3,867	$61,941	$65,808
Multifamily	1,458	—	71	1,529	177,588	179,117
Commercial real estate	1,370	—	—	1,370	177,054	178,424
Business	11,006	—	5,014	16,020	150,888	166,908
Consumer	99	26	34	159	7,480	7,639
Total	$15,140	$211	$7,594	$22,945	$574,951	$597,896

At September 30, 2023 and March 31, 2023, there were no loans 90 or more days past due and accruing interest.

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of September 30, 2023:

	Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated
One-to-four family	$4,290	$—	$23
Multifamily	2,600	—	—
Commercial real estate	4,522	—	—
Business	5,775	379	10
Consumer	—	3	—
	$17,187	$382	$33

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

In certain circumstances, the Bank will modify the terms of a loan by granting a concession. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the six months ended September 30, 2023. There were two one-to-four family loans totaling $1.0 million modified during the six months ended September 30, 2022. At September 30, 2023, loans modified to borrowers experiencing financial difficulty totaled $7.4 million, $1.6 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were four modified loans totaling $5.8 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months.

    In an effort to proactively resolve delinquent loans, the Bank has selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements. For the periods ended September 30, 2023 and 2022, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at September 30, 2023.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2023 and March 31, 2023, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$151	$151
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	297	—	297
Federal Home Loan Mortgage Corporation	—	15,672	—	15,672
Federal National Mortgage Association	—	8,506	—	8,506
U.S. Government Agency securities	—	7,463	—	7,463
Corporate bonds	—	2,744	—	2,744
Muni securities	—	12,962	—	12,962
Total available-for-sale securities	—	47,644	—	47,644
Total assets	$—	$47,644	$151	$47,795

	Fair Value Measurements at March 31, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$152	$152
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	341	—	341
Federal Home Loan Mortgage Corporation	—	17,600	—	17,600
Federal National Mortgage Association	—	9,502	—	9,502
U.S. Government Agency securities	—	9,326	—	9,326
Corporate bonds	—	3,092	—	3,092
Muni securities	—	13,982	—	13,982
Total available-for-sale securities	—	53,843	—	53,843
Total assets	$—	$53,843	$152	$53,995

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at September 30, 2023 and March 31, 2023.

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

    In the six month period ended September 30, 2023, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2023 and 2022:

$ in thousands	Beginning balance, April 1, 2023	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2023	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2023
Mortgage servicing rights	152	(1)	—	—	151	(2)

$ in thousands	Beginning balance, April 1, 2022	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2022	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2022
Mortgage servicing rights	162	(5)	—	—	157	(5)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of September 30, 2023 and March 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	151	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	3.51%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	152	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	4.01%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2023 and March 31, 2023, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2023 Using
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

    For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2023 and March 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,529	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of September 30, 2023 and March 31, 2023, the Company had loans with a carrying value of $2.9 million and $5.6 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2023 and March 31, 2023 are as follows:

	September 30, 2023
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$52,189	$52,189	$52,189	$—	$—
Securities available-for-sale	47,644	47,644	—	47,644	—
Securities held-to-maturity	2,162	2,005	—	2,005	—
Loans receivable	605,095	569,278	—	—	569,278
Accrued interest receivable	2,078	2,078	—	2,078	—
Mortgage servicing rights	151	151	—	—	151
Financial Liabilities:
Deposits	$630,453	$625,401	$437,832	$187,569	$—
Advances from FHLB-NY	28,027	28,037	—	28,037	—
Other borrowed money	18,403	16,867	—	16,867	—
Accrued interest payable	1,197	1,197	—	1,197	—

	March 31, 2023
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$42,552	$42,552	$42,552	$—	$—
Securities available-for-sale	53,843	53,843	—	53,843	—
Securities held-to-maturity	2,318	2,221	—	2,221	—
Loans receivable	592,667	567,029	—	—	567,029
Accrued interest receivable	1,911	1,911	—	1,911	—
Mortgage servicing rights	152	152	—	—	152
Financial Liabilities:
Deposits	$600,429	$594,736	$418,432	$176,304	$—
Advances from FHLB-NY	35,000	35,238	—	35,238	—
Other borrowed money	15,903	14,575	—	14,575	—
Accrued interest payable	380	380	—	380	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Non-interest income
In-scope of Topic 606
Depository fees and charges	$558	$553	$1,135	$1,108
Loan fees and service charges	123	132	173	248
Other non-interest income	86	152	145	162
Non-interest income (in-scope of Topic 606)	767	837	1,453	1,518
Non-interest income (out-of-scope of Topic 606)	696	262	765	290
Total non-interest income	$1,463	$1,099	$2,218	$1,808

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Other non-interest income:
Correspondent banking fees	$—	$143	—	143
Other	131	103	225	138
Total other non-interest income	$131	$246	$225	$281

Other non-interest expense:
Advertising	$165	$111	$234	$264
Legal expense	247	112	340	183
Insurance and surety	309	289	618	585
Audit expense	165	148	331	299
Data lines / internet	104	99	210	194
Security services	7	75	26	149
Retail expenses	284	250	570	467
Operating charge-offs and other losses	100	23	139	34
Director's fees	106	123	211	246
Other	657	612	1,255	1,179
Total other non-interest expense	$2,144	$1,842	$3,934	$3,600

NOTE 11. LEASES

    The Company applies Accounting Standards Codification Topic 842, Leases, ("ASC 842") to its leases. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of September 30, 2023, operating ROU lease assets and related lease liabilities totaled $11.1 million and $11.9 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of September 30, 2023, the Company had $133 thousand and $136 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and six months ended September 30, 2023:

September 30, 2023
Weighted-average remaining lease term
Operating leases	4.8 years
Finance lease	2.5 years

Weighted-average discount rate
Operating leases	3.04%
Finance lease	4.32%

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Operating lease expense	$692	$716	$1,384	$1,432

Finance lease cost
Amortization of right-of use asset	37	15	65	32
Interest on lease liability	2	1	4	2

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	711	696	1,422	1,392
Finance lease	35	19	62	38

    Maturities of lease liabilities at September 30, 2023 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2024	$1,468	$33
2025	2,705	63
2026	2,687	42
2027	2,440	5
2028	2,259	—
Thereafter	1,276	—
Total lease payments	12,835	143
Interest	(924)	(7)
Lease liability	$11,911	$136

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

NOTE 13. SUBSEQUENT EVENTS

On October 16, 2023, the Company made a capital contribution of $0.6 million to the Impact Developers Fund, LP (the "Fund") pursuant to a Subscription Agreement dated September 12, 2023. The Company's remaining capital commitment to the Fund is $0.4 million.

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

•the effects of any federal government shutdown;

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

•increases in competitive pressure among financial institutions or non-financial institutions;/

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $742.8 million in assets and 113 employees as of September 30, 2023.

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

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At September 30, 2023, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

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

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. In a continued effort to combat inflation, the

Federal Reserve approved an 11th interest rate hike in July 2023, raising the overnight borrowing rate 25 basis points to a target range of 5.25% to 5.5%, the highest it has been in 22 years. While interest rates were held steady at the November 2023 meeting, the Federal Reserve has indicated that there could potentially be one more hike before the end of the year. A rising rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of September 30, 2023 were as follows:

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

•Construction - Carver Federal historically originated or participated in construction loans for new construction and renovation of multifamily buildings, residential developments, community service facilities, churches, and affordable housing programs. The loans provide for disbursement in stages as construction is completed. Borrowers must satisfy all credit requirements that apply to the Bank’s permanent mortgage loan financing for the mortgaged property. The Bank has additional criteria for construction loans, including an engineer’s plan and periodic cost reviews on all construction budgets for loans. Construction loans present an increased level of risk from the effect of general economic conditions and uncertainties surrounding construction costs.

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2023, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $4.5 million, or 8.8%, to $46.6 million at September 30, 2023, compared to $51.1 million at March 31, 2023. The Bank repaid a $10.0 million overnight advance secured from the FHLB-NY on March 31, 2023 and secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter of the current fiscal year. At September 30, 2023, the Bank had $28.0 million outstanding advances from the FHLB-NY. At September 30, 2023, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $11.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in subordinated debt securities and $5.0 million in low interest loans outstanding as of September 30, 2023.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2023 and March 31, 2023, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $52.2 million and $42.6 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, we sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the agent. There were no additional offerings during fiscal year 2023 and the six months ended September 30, 2023.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2023, total cash and cash equivalents increased $9.6 million to $52.2 million at September 30, 2023, compared to $42.6 million at March 31, 2023, reflecting cash provided by financing activities of $26.5 million, partially offset by cash used in investing activities of $9.9 million and cash used in operating activities of $7.0 million. Net cash provided by financing activities of $26.5 million resulted from a net increase in deposits of $30.0 million and a $5.5 million increase in long-term borrowings. The Bank secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter of the current fiscal year and the Company borrowed $2.5 million through a long-term unsecured, below-market rate term loan from a third party to finance eligible loans offered through the Bank's community investment initiatives and loan programs. In addition, the Company issued common shares in a private placement transaction during the second quarter for gross proceeds of $1.0 million. These were offset by the repayment of a $10.0 million FHLB-NY overnight advance secured on March 31, 2023. Net cash used in investing activities of $9.9 million was attributable to loan purchases and originations, net of repayments and payoffs and investment paydowns. Net cash used in operating activities totaled $7.0 million, which was primarily attributed to a $5.9 million increase in other assets related to the timing of proceeds received from the payoff of a $6.0 million commercial real estate loan that closed on the last day of the second quarter.

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

    The table below presents the capital position of the Bank at September 30, 2023:

	September 30, 2023
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$71,884	9.90%
Individual minimum capital requirement	65,333	9.00%
Minimum capital requirement	29,037	4.00%
Excess over individual minimum capital requirement	6,551	0.90%

Common equity Tier 1
Regulatory capital	$71,884	11.95%
Minimum capital requirement	42,123	7.00%
Excess	29,761	4.95%

Tier 1 risk-based capital
Regulatory capital	$71,884	11.95%
Minimum capital requirement	51,149	8.50%
Excess	20,735	3.45%

Total risk-based capital
Regulatory capital	$77,988	12.96%
Individual minimum capital requirement	72,211	12.00%
Minimum capital requirement	63,184	10.50%
Excess over individual minimum capital requirement	5,777	0.96%

Bank Regulatory Matters

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, Carver was issued an IMCR letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio. The Bank was released from the Agreement on January 18, 2023. The IMCR remains in effect. At September 30, 2023, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.90%, Common Equity Tier 1 capital ratio of 11.95%, Tier 1 risk-based capital ratio of 11.95%, and a total risk-based capital ratio of 12.96%.

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At September 30, 2023, the Bank continues to service 77 loans with a principal balance of $11.8 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2023 (1)	$1,385
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(8)
Open claims as of September 30, 2023 (1)	$1,377
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2023:

$ in thousands	September 30, 2023
Representation and warranty repurchase reserve, March 31, 2023 (1)	$95
Net adjustment to reserve for repurchase losses (2)	(5)
Representation and warranty repurchase reserve, September 30, 2023 (1)	$90
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2023 and March 31, 2023

Assets

    At September 30, 2023, total assets were $742.8 million, reflecting an increase of $19.6 million, or 2.7%, from total assets of $723.2 million at March 31, 2023. The increase was primarily attributable to increases of $12.4 million in the Bank's net loan portfolio, $9.6 million in cash and cash equivalents and $5.5 million in other assets, partially offset by a decrease of $6.4 million in the Bank's investment portfolio.

    Total cash and cash equivalents increased $9.6 million, or 22.5%, from $42.6 million at March 31, 2023 to $52.2 million at September 30, 2023. The increase in cash was primarily due to an increase in total deposits and paydowns received on investment securities, partially offset by net loan activity and a decrease in advances from the FHLB-NY and other borrowed money. In addition, the Bank received $2.5 million during the second quarter for the CDFI Fund's Equitable Recovery Program (ERP) award.

    Total investment securities decreased $6.4 million, or 11.4%, to $49.8 million at September 30, 2023, compared to $56.2 million at March 31, 2023 due to scheduled principal payments received of approximately $3.1 million and a $3.1 million increase in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans increased $13.2 million, or 2.2%, to $611.1 million at September 30, 2023, compared to $597.9 million at March 31, 2023 due to new loan originations of $22.2 million and loan pool purchases of $27.0 million. These were partially offset by attrition and payoffs of $36.1 million. The high level of payoffs was primarily due to commercial real estate borrowers who perceived the rising rate environment, coupled with high inflation, as the right time to exit contractual debt.

Other assets increased $5.5 million, or 45.1%, to $17.7 million at September 30, 2023, compared to $12.2 million at March 31, 2023, primarily due to the timing of proceeds received from the payoff of a $6.0 million commercial real estate loan that closed on the last day of the second quarter.

Liabilities and Equity

    Total liabilities increased $25.1 million, or 3.7%, to $703.1 million at September 30, 2023, compared to $678.0 million at March 31, 2023, primarily due to an increase in total deposits, partially offset by a decrease in advances from the FHLB-NY and other borrowed money.

    Deposits increased $30.1 million, or 5.0%, to $630.5 million at September 30, 2023, compared to $600.4 million at March 31, 2023. The increase was primarily related to increases in money market and certificate of deposit accounts, market-rate products for which the rates increased over the current six month period.

    Advances from the FHLB-NY and other borrowed money decreased $4.5 million, or 8.8%, to $46.6 million at September 30, 2023, compared to $51.1 million at March 31, 2023. The Bank repaid a $10.0 million overnight advance secured from the FHLB-NY on March 31, 2023 and secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter. At September 30, 2023, the Bank had $28.0 million outstanding advances from the FHLB-NY. In addition, the Company borrowed $2.5 million through a long-term unsecured, below-market rate term loan from a third party to finance eligible loans offered through the Bank's community investment initiatives and loan programs.

    Total equity decreased $5.5 million, or 12.2%, to $39.7 million at September 30, 2023, compared to $45.2 million at March 31, 2023. The decrease was due to a net loss of $3.0 million, coupled with an increase of $3.1 million in unrealized losses on securities available-for-sale for the six month period ended September 30, 2023. In addition, the Bank recorded a $0.7 million decrease to retained earnings to reflect the cumulative effect adjustment related to the adoption of CECL (Topic 326), effective April 1, 2023. These decreases were partially offset by a $1.0 million increase in capital as a result of the issuance of common shares in a private placement during the second quarter.

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

Off-Balance Sheet Arrangements

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. At September 30, 2023, the Company had $3.7 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of September 30, 2023 was $8 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

Comparison of Operating Results for the Three and Six Months Ended September 30, 2023 and 2022

Overview

    The Company reported net loss of $1.6 million for the three months ended September 30, 2023, compared to a net loss of $1.0 million for the comparable prior year quarter. For the six months ended September 30, 2023, the Company reported a net loss of $3.0 million, compared to a net loss of $1.8 million for the prior year period. The change in our results was primarily driven by a decrease in net interest income after provision for credit losses and an increase in non-interest expense, partially offset by an increase in non-interest income compared to the prior year periods.

    The following table reflects selected operating ratios for the three and six months ended September 30, 2023 and 2022 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2023		2022		2023		2022
Return on average assets (1)	(0.87)%		(0.53)%		(0.83)%		(0.51)%
Return on average stockholders' equity (2)	(14.91)%		(7.51)%		(13.81)%		(6.96)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(11.32)%		(6.27)%		(10.66)%		(5.90)%
Net interest margin (3)	3.06%		3.14%		3.10%		3.30%
Interest rate spread (4)	2.64%		2.94%		2.70%		3.14%
Efficiency ratio (5)	120.66%		117.33%		121.59%		115.45%
Operating expenses to average assets (6)	4.57%		4.29%		4.41%		4.27%
Average stockholders' equity to average assets (7)	5.86%		7.04%		6.02%		7.33%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.72%		8.43%		7.80%		8.66%
Average interest-earning assets to average interest-bearing liabilities	1.29	x	1.29	x	1.29	x	1.31	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Average Stockholders' Equity
Average Stockholders' Equity	$42,536	$50,861	$43,554	$52,035
Average AOCI	(13,489)	(10,020)	(12,866)	(9,433)
Average Stockholders' Equity, excluding AOCI	$56,025	$60,881	$56,420	$61,468

Return on Average Stockholders' Equity	(14.91)%	(7.51)%	(13.81)%	(6.96)%
Return on Average Stockholders' Equity, excluding AOCI	(11.32)%	(6.27)%	(10.66)%	(5.90)%

Average Stockholders' Equity to Average Assets	5.86%	7.04%	6.02%	7.33%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.72%	8.43%	7.80%	8.66%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for credit losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $0.1 million, or 1.8%, to $5.4 million for the three months ended September 30, 2023, compared to $5.5 million for the same quarter last year. Net interest income decreased $0.4 million, or 3.5%, to $10.9 million for the six months ended September 30, 2023, compared to $11.3 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2023 and 2022. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended September 30,
	2023			2022
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$602,891	$7,056	4.68%	$569,074	$6,005	4.22%
Mortgage-backed securities	27,586	145	2.10%	33,174	156	1.88%
Investment securities(2)	33,407	245	2.93%	37,692	201	2.13%
Money market investments	41,642	564	5.37%	60,378	363	2.39%
Total interest-earning assets	705,526	8,010	4.54%	700,318	6,725	3.84%
Non-interest-earning assets	19,807			21,973
Total assets	$725,333			$722,291

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$51,496	$9	0.07%	$58,561	$20	0.14%
Savings and clubs	110,975	65	0.23%	111,960	54	0.19%
Money market	149,918	550	1.46%	183,698	422	0.91%
Certificates of deposit	186,477	1,385	2.95%	139,703	329	0.93%
Mortgagors deposits	2,429	2	0.33%	2,604	2	0.30%
Total deposits	501,295	2,011	1.59%	496,526	827	0.66%
Borrowed money	44,999	600	5.29%	44,654	395	3.51%
Total interest-bearing liabilities	546,294	2,611	1.90%	541,180	1,222	0.90%
Non-interest-bearing liabilities
Demand deposits	111,736			104,086
Other liabilities	24,767			26,164
Total liabilities	682,797			671,430
Stockholders' equity	42,536			50,861
Total liabilities and equity	$725,333			$722,291
Net interest income		$5,399			$5,503

Average interest rate spread			2.64%			2.94%

Net interest margin			3.06%			3.14%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2023			2022
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$599,305	$13,867	4.63%	$567,995	$11,982	4.22%
Mortgage-backed securities	28,438	294	2.07%	34,952	316	1.81%
Investment securities(2)	33,890	546	3.22%	36,816	366	1.99%
Money market investments	41,841	1,097	5.23%	46,416	434	1.86%
Total interest-earning assets	703,474	15,804	4.49%	686,179	13,098	3.82%
Non-interest-earning assets	19,788			23,470
Total assets	$723,262			$709,649

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$51,187	$18	0.07%	$58,427	$28	0.10%
Savings and clubs	111,313	110	0.20%	113,113	85	0.15%
Money market	151,739	1,038	1.36%	184,222	551	0.60%
Certificates of deposit	184,347	2,555	2.76%	135,330	575	0.85%
Mortgagors deposits	3,006	4	0.27%	3,072	(1)	(0.06)%
Total deposits	501,592	3,725	1.48%	494,164	1,238	0.50%
Borrowed money	44,075	1,178	5.33%	30,761	543	3.52%
Total interest-bearing liabilities	545,667	4,903	1.79%	524,925	1,781	0.68%
Non-interest-bearing liabilities
Demand deposits	108,801			105,347
Other liabilities	25,240			27,342
Total liabilities	679,708			657,614
Stockholders' equity	43,554			52,035
Total liabilities and equity	$723,262			$709,649
Net interest income		$10,901			$11,317

Average interest rate spread			2.70%			3.14%

Net interest margin			3.10%			3.30%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $1.3 million, or 19.4%, to $8.0 million for the three months ended September 30, 2023, compared to $6.7 million for the prior year quarter. For the six months ended September 30, 2023, interest income increased $2.7 million, or 20.6%, to $15.8 million, compared to $13.1 million for the prior year period. Interest income on loans increased $1.1 million and $1.9 million for the three and six months ended September 30, 2023, respectively, primarily due to an increase in the average yield on the portfolio, coupled with a $33.8 million, or 5.9%, and $31.3 million, or 5.5% increase in average loan balances for the two comparative periods, respectively. Interest income on money market investments increased $0.2 million and $0.7 million for the three and six months ended September 30, 2023, respectively, due to an increase in interest rates on the Bank's interest-bearing account at the Federal Reserve Bank. Interest income on investment securities was also higher for the three and six months ended September 30, 2023, despite a decrease in average balances, due to an increase in yields compared to the prior year periods.

Interest Expense

    Interest expense increased $1.4 million to $2.6 million for the three months ended September 30, 2023, compared to $1.2 million for the prior year quarter. For the six months ended September 30, 2023, interest expense increased $3.1 million, to $4.9 million, compared to $1.8 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits and borrowing costs for the comparative periods. Interest expense on deposits increased $1.2 million and $2.5 million for the three and six months ended September 30, 2023, respectively, primarily due to an increase in the average balance of higher-cost certificate of deposits and an increase in the average rates paid on money market and certificate of deposit accounts. Interest expense on borrowings increased $0.2 million and $0.7 million for the three and six months ended September 30, 2023, respectively, due to an increase in the average borrowing rates quarter-over-quarter and to increases in both the average outstanding balances and rates compared to the prior year-to-date period.

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

The following table summarizes the activity in the ACL for the six months ended September 30, 2023 and 2022 and the fiscal year ended March 31, 2023:

$ in thousands	Six Months Ended September 30, 2023	Fiscal Year Ended March 31, 2023	Six Months Ended September 30, 2022
Beginning Balance	$5,229	$5,624	$5,624
Impact of CECL adoption	668
Less: Charge-offs
One-to-four family	—	—	—
Multifamily	—	—	—
Commercial real estate	—	(586)	—
Construction	—	—	—
Business	—	—	—
Consumer	(117)	(141)	(24)
Total charge-offs	(117)	(727)	(24)
Add: Recoveries
One-to-four family	—	90	90
Multifamily	—	—	—
Commercial real estate	—	10	10
Construction	—	—	—
Business	50	127	23
Consumer	3	5	2
Total recoveries	53	232	125
Net (charge-offs) recoveries	(64)	(495)	101
Provision for (recovery of) credit losses
One-to-four family	328	(105)	(117)
Multifamily	4	(5)	(59)
Commercial real estate	(105)	1,233	441
Construction	—	—	—
Business	(301)	(1,485)	(706)
Consumer	248	462	(19)
Unallocated	—	—	244
Provision for (recovery of) credit losses	174	100	(216)
Ending Balance	$6,007	$5,229	$5,509

Ratios:
Net recoveries (charge-offs) to average loans outstanding (annualized)
One-to-four family	—%	0.13%	0.26%
Multifamily	—%	—%	—%
Commercial real estate	—%	(0.33)%	0.01%
Construction	—%	—%	—%
Business	0.06%	0.08%	0.03%
Consumer	(2.26)%	(5.60)%	(2.86)%
Total loans	(0.02)%	(0.09)%	0.04%

Allowance to total loans	0.98%	0.87%	0.96%
Allowance to nonaccrual loans	37.96%	42.65%	36.50%

    The Company recorded a $168 thousand provision for credit loss for the three months ended September 30, 2023, compared to a $189 thousand recovery of loan loss for the prior year quarter. Net charge-offs of $19 thousand were recognized during the second quarter, compared to net recoveries of $94 thousand for the prior year quarter. For the six months ended September 30, 2023, the Company recorded a $174 thousand provision for credit loss, compared to a $216 thousand recovery of loan loss for the prior year period. Net charge-offs of $64 thousand were recognized for the six months ended September 30, 2023, compared to net recoveries of $101 thousand in the prior year period.

At September 30, 2023, nonaccrual loans totaled $15.8 million, or 2.1% of total assets, compared to $12.3 million, or 1.7% of total assets at March 31, 2023. The ACL was $6.0 million at September 30, 2023, which represents a ratio of the ACL to nonaccrual loans of 38.0% compared to a ratio of 42.6% at March 31, 2023. The ratio of the ACL to total loans was 0.98% at September 30, 2023, compared to 0.87% at March 31, 2023.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At September 30, 2023, modified loans to a borrower experiencing financial difficulty totaled $7.4 million, of which $5.8 million were classified as performing.

    At September 30, 2023, non-performing assets totaled $15.9 million, or 2.1% of total assets compared to $12.3 million, or 1.7% of total assets at March 31, 2023. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,942	$4,154	$4,001	$4,066	$4,371
Multifamily	1,131	824	71	71	—
Commercial real estate	4,522	4,522	7,190	7,275	9,455
Business	6,198	6,098	998	973	1,179
Consumer	30	1	1	—	87
Total nonaccrual loans	15,823	15,599	12,261	12,385	15,092
Other non-performing assets (2):
Real estate owned	60	60	60	60	60
Total non-performing assets (3)	$15,883	$15,659	$12,321	$12,445	$15,152

Nonaccrual loans to total loans	2.59%	2.64%	2.05%	2.11%	2.63%
Non-performing loans to total loans	2.59%	2.64%	2.05%	2.11%	2.63%
Non-performing assets to total assets	2.14%	2.20%	1.70%	1.75%	2.01%
Allowance to total loans	0.98%	0.99%	0.87%	0.88%	0.96%
Allowance to nonaccrual loans	37.96%	37.55%	42.65%	41.61%	36.50%

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

(3) Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2023, there were $5.8 million of these modified loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2023, the Bank had $2.7 million in subprime loans, or 0.5% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

    Non-interest income increased $0.4 million, or 36.4%, to $1.5 million for the three months ended September 30, 2023, compared to $1.1 million for the prior year quarter. For the six months ended September 30, 2023, non-interest income increased $0.4 million, or 22.2%, to $2.2 million, compared to $1.8 million for the prior year period. The Bank recognized $0.5 million grant income associated with a loan program no longer in existence, that had been transferred to the Bank through an acquired institution. Other non-interest income includes correspondent banking fees related to the Bank's servicing of PPPLF activity for a correspondent bank that was $0.1 million higher for the three and six months ended September 30, 2022, compared to the current year periods.

Non-Interest Expense

    Non-interest expense increased $0.6 million, or 7.8%, to $8.3 million for the three months ended September 30, 2023, compared to $7.7 million for the prior year quarter. For the six months ended September 30, 2023, non-interest expense increased $0.8 million, or 5.3%, to $16.0 million, compared to $15.2 million for the prior year period. Employee compensation and benefits increased compared to the prior year periods due to the Company's transition to a new payroll and benefits administrator during the first quarter of the current fiscal year, and new permanent staff hired to replace temporary consultants. Data processing expense was higher due to upgraded cybersecurity systems and the implementation of service contracts for new consumer loan and deposit products. Other non-interest expense increased due to higher legal expense and operating charge-offs compared to the prior year periods.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2023, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2023, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A - Risk Factors" in our most recent Annual Report on Form 10-K, which could materially affect the Company's business, financial condition, or future operating results. The risks described in this form are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There were no material changes in risk factors in the Company's second quarter ended September 30, 2023.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    Not applicable.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    During the three months ended September 30, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any "Rule 10b5-1 trading arrangement."

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
10.1	Investment Agreement, by and between Carver Bancorp, Inc. and National Community Investment Fund, dated July 19, 2023 (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2023 (unaudited) and March 31, 2023; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended September 30, 2023 and 2022 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2023 and 2022 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 20, 2023.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	November 14, 2023	/s/ Craig C. MacKay
Craig C. MacKay
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2023	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)