Form 10-Q
period 2023-12-31
CARVER BANCORP INC
filed 2024-02-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2024
Common Stock, par value $0.01	4,985,612

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	December 31, 2023	March 31, 2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$74,730	$42,298
Money market investments	500	254
Total cash and cash equivalents	75,230	42,552
Investment securities:
Available-for-sale, at fair value	49,106	53,843
Held-to-maturity, at amortized cost (fair value of $1,984 and $2,221, respectively)	2,078	2,318
Total investment securities	51,184	56,161
Loans receivable:
Real estate mortgage loans	437,574	423,349
Commercial business loans	172,204	166,908
Consumer loans	14,873	7,639
Loans, gross	624,651	597,896
Allowance for credit losses	(5,897)	(5,229)
Total loans receivable, net	618,754	592,667
Premises and equipment, net	2,660	3,174
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,004	2,266
Accrued interest receivable	2,414	1,911
Right-of-use assets	10,468	12,311
Other assets	12,593	12,182
Total assets	$775,307	$723,224

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$106,408	$109,401
Interest-bearing deposits:
Interest-bearing checking	47,290	49,473
Savings	109,614	109,210
Money market	165,953	150,348
Certificates of Deposit	231,676	178,694
Escrow	1,876	3,303
Total interest-bearing deposits	556,409	491,028
Total deposits	662,817	600,429
Advances from the FHLB-NY and other borrowed money	46,551	51,090
Operating lease liability	11,270	13,173
Other liabilities	11,943	13,308
Total liabilities	732,581	678,000
Commitments and contingencies (Note 8)	—	—

EQUITY
Preferred stock, (par value $0.01 per share: 10,451 and 13,201 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	10,451	13,201
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 7,535,339 and 6,799,410 shares issued; 5,031,536 and 4,295,607 shares outstanding, respectively)	76	68
Additional paid-in capital	86,767	82,805
Accumulated deficit	(51,560)	(47,904)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(12,277)	(12,215)
Total equity	42,726	45,224
Total liabilities and equity	$775,307	$723,224
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2023	2022	2023	2022
Interest income:
Loans	$7,336	$6,380	$21,203	$18,362
Mortgage-backed securities	145	150	439	465
Investment securities	289	273	835	639
Money market investments	704	395	1,801	830
Total interest income	8,474	7,198	24,278	20,296

Interest expense:
Deposits	2,387	1,128	6,112	2,366
Advances and other borrowed money	606	327	1,784	870
Total interest expense	2,993	1,455	7,896	3,236

Net interest income	5,481	5,743	16,382	17,060
(Recovery of) provision for credit losses	(97)	305	77	89
Net interest income after (recovery of) provision for credit losses	5,578	5,438	16,305	16,971

Non-interest income:
Depository fees and charges	543	561	1,678	1,669
Loan fees and service charges	101	72	357	329
Gain on sale of loans, net	—	107	—	107
Grant income	1,401	162	2,003	324
Other	490	90	715	371
Total non-interest income	2,535	992	4,753	2,800

Non-interest expense:
Employee compensation and benefits	3,452	3,239	10,097	9,725
Net occupancy expense	1,147	1,135	3,428	3,394
Equipment, net	470	593	1,534	1,633
Data processing	757	639	2,265	1,903
Consulting fees	133	86	370	400
Federal deposit insurance premiums	132	102	415	292
Other	2,003	1,725	5,937	5,325
Total non-interest expense	8,094	7,519	24,046	22,672

Income (loss) before income taxes	19	(1,089)	(2,988)	(2,901)
Income tax expense	—	—	—	—
Net income (loss)	$19	$(1,089)	$(2,988)	$(2,901)

Earnings (loss) per common share:
Basic	$—	$(0.25)	$(0.63)	$(0.68)
Diluted	—	(0.25)	(0.63)	(0.68)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2023	2022	2023	2022
Net income (loss)	$19	$(1,089)	$(2,988)	$(2,901)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	3,037	(18)	(62)	(7,076)
Total other comprehensive income (loss), net of tax	3,037	(18)	(62)	(7,076)
Total comprehensive income (loss), net of tax	$3,056	$(1,107)	$(3,050)	$(9,977)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Nine Months Ended December 31, 2023 and 2022
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Three Months Ended December 31, 2023
Balance — September 30, 2023	$23,178	$75	$86,217	$(51,579)	$(2,908)	$(15,314)	$39,669
Net income	—	—	—	19	—	—	19
Other comprehensive income, net of taxes	—	—	—	—	—	3,037	3,037
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	1	—	—	—	1
Balance — December 31, 2023	$22,628	$76	$86,767	$(51,560)	$(2,908)	$(12,277)	$42,726

Nine Months Ended December 31, 2023
Balance — March 31, 2023	$25,378	$68	$82,805	$(47,904)	$(2,908)	$(12,215)	$45,224
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	(668)	—	—	(668)
Net loss	—	—	—	(2,988)	—	—	(2,988)
Other comprehensive loss, net of taxes	—	—	—	—	—	(62)	(62)
Conversion of Series D preferred stock to common stock	(2,750)	4	2,746	—	—	—	—
Issuance of common stock		4	996				1,000
Stock based compensation expense	—	—	220	—	—	—	220
Balance — December 31, 2023	$22,628	$76	$86,767	$(51,560)	$(2,908)	$(12,277)	$42,726

Three Months Ended December 31, 2022
Balance — September 30, 2022	$25,378	$68	$82,734	$(45,315)	$(2,908)	$(13,720)	$46,237
Net loss	—	—	—	(1,089)	—	—	(1,089)
Other comprehensive loss, net of taxes	—	—	—	—	—	(18)	(18)
Balance — December 31, 2022	$25,378	$68	$82,734	$(46,404)	$(2,908)	$(13,738)	$45,130

Nine Months Ended December 31, 2022
Balance — March 31, 2022	$25,928	$67	$82,165	$(43,503)	$(2,908)	$(6,662)	$55,087
Net loss	—	—	—	(2,901)	—	—	(2,901)
Other comprehensive loss, net of taxes	—	—	—	—	—	(7,076)	(7,076)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	20	—	—	—	20
Balance — December 31, 2022	$25,378	$68	$82,734	$(46,404)	$(2,908)	$(13,738)	$45,130
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,988)	$(2,901)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	77	89
Stock based compensation expense	220	20
Depreciation and amortization expense	744	783
Gain on sale of loans, net	—	(107)
Amortization and accretion of loan premiums and discounts and deferred charges, net	155	(78)
Amortization and accretion of premiums and discounts — securities	249	328
Increase in accrued interest receivable	(503)	(99)
(Increase) decrease in other assets	(237)	2,360
Decrease in other liabilities	(1,431)	(9,242)
Net cash used in operating activities	(3,714)	(8,847)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	4,430	6,756
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	236	2,841
Purchase of bank-owned life insurance	—	(5,000)
Increase in equity investments	(603)	—
Loans held-for investment, net of repayments/payoffs and (originations)	2,855	(1,963)
Loans purchased from third parties	(29,467)	(11,199)
Proceeds from participation loans sold	—	5,129
Redemption (purchase) of FHLB-NY stock, net	262	(782)
Purchase of premises and equipment	(236)	(168)
Net cash used in investing activities	(22,523)	(4,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	62,388	(18,870)
Proceeds from short-term borrowings	—	15,000
Repayment of short-term borrowings	(10,000)	—
Proceeds from long-term borrowings	5,527	—
Repayment of long-term borrowings	—	(3)
Issuance of common stock	1,000	—
Net cash provided by (used in) financing activities	58,915	(3,873)
Net increase (decrease) in cash and cash equivalents	32,678	(17,106)
Cash and cash equivalents at beginning of period	42,552	61,018
Cash and cash equivalents at end of period	$75,230	$43,912

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$—	$1,103
Recognition of operating lease liability	—	1,103
Recognition of finance lease asset	—	58
Recognition of finance lease liability	—	58
Conversion of preferred stock to common stock	$2,750	$550

Cash paid for:
Interest	$7,158	$3,175
Tax on capital	417	162
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the December 2023 payment have been made. The interest rate was 8.69% and the accrued interest was $45 thousand at December 31, 2023.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the interim period presented. Operating results for the three and nine month periods ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ended March 31, 2024. The consolidated balance sheet at December 31, 2023 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2023. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for credit loss or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. The Federal Reserve began increasing the federal funds rate at the March 2022 meeting, and while the rate was held steady at the June 2023 meeting, it was increased another quarter point to the highest level in 22 years at the July 2023 meeting. The Federal Reserve held interest rates steady at the January 2024 meeting, and while it may begin to lower borrowing costs this year, it has indicated that it is not likely to cut interest rates yet by the next meeting in March. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City's unemployment rate remains high at 5.1%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

The closures of five banks in 2023 led to industry-wide concerns related to liquidity, deposit outflows, and unrealized securities losses and eroding confidence in the banking system from the general public. In response to these recent developments, the Company took a number of preemptive actions, which included proactive outreach to clients and steps to maximize its funding sources. As a result, the Company's liquidity position remains adequate. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates, will depend on future developments, which are highly uncertain and difficult to predict.

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

New Accounting Standard Adopted in First Quarter

On April 1, 2023, the Company adopted Accounting Standards Codification ("ASC") Topic 326, "Financial Instruments - Credit Loss (ASC 326)," which replaces the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. The Company applied the new guidance with a cumulative-effect adjustment to retained earnings as of April 1, 2023, using the modified-retrospective approach. Results for reporting periods beginning after April 1, 2023 are presented under CECL. Prior period amounts have not been restated and are reported in accordance with the incurred loss method. The adoption of ASC 326 resulted in an increase of $0.7 million to the allowance for credit losses related to loans.

Allowance for Credit Losses ("ACL")

    The ACL is a valuation account that is deducted from the loan portfolio's amortized cost basis to present the net amount expected to be collected on the loans. Loan losses are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the ACL. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and a reversion to historical after the reasonable and supportable period. Expected credit losses were estimated using a regression model based on historical data from the Company and peer institutions. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors. The discounted cash flow ("DCF") methodology is used for substantially all pools, applied with a 4-quarter reasonable and supportable forecast period and a 4-quarter reversion period where the ACL reflects the difference between the amortized cost and the present value of the expected cash flows. The expected cash flows are discounted at the effective interest rate and the entire change in present value is reported as credit loss expense (or reversal of credit loss expense). On a quarterly basis, management considers probability of default utilizing economic forecasts including civilian unemployment rates and CPI index, and loss given default assumptions using Frye-Jacobs estimations. For periods beyond the forecast period, the loss rate reverts back to the long-term historical loss average with a 4-

quarter straight-line reversion period for all pools. There were no changes in the assumptions used from the April 1, 2023 adoption date and for the quarter ended December 31, 2023.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of March 31, 2023 and December 31, 2023 were as follows:

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

•Multifamily - Carver Federal originates and purchases recourse and non-recourse multifamily loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.30, and that the maximum loan-to-value ("LTV") at origination not exceed 70% based on the appraised value of the mortgaged property. Multifamily property lending entails additional risks compared to one-to-four family lending. These loans are dependent on the successful operation of such buildings and can be significantly impacted by economic conditions, industry concentration, valuation of the underlying properties, lease terms, occupancy/vacancy rates, and changes in market demand for multifamily units. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor.

•Commercial Real Estate ("CRE") - CRE lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. The Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor. The maximum LTV ratio on CRE loans at origination is generally 70% based on the latest appraised fair market value of the mortgaged property and the Bank generally requires a debt service coverage ratio at origination of at least 1.30. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

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

Reserve for Off-Balance Sheet Credit Exposure

    In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company estimates a reserve for expected credit losses on loan commitments over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Bank does not record any reserve for unconditionally cancellable unfunded lending commitment since the exposure may be canceled to prevent future credit loss. Reserves for unfunded lending commitments that are not unconditionally cancellable are included in Other Liabilities in the consolidated statements of financial condition. Management will consider the likelihood that funding will occur and use the discount rate based on the associated pooled loan analysis loss rate to calculate the estimated expected credit losses. The ACL on off-balance sheet credit exposures was $9 thousand as of December 31, 2023.

Allowance for Credit Losses - Securities

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. For available-for-sale ("AFS") securities in an unrealized loss position, management determines whether the Company has the intent to sell the security, or will more likely than not be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the ACL is written off and the amortized cost adjusted for that amount. If any incremental credit loss occurs, the amortized cost is adjusted further by the credit loss and recorded in earnings. For AFS securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management may consider various factors including downgrades in the rating of the security by rating agencies, failure of the issuer to make scheduled interest or principal payments or adverse conditions specifically related to the security. If the decline in fair value is due to credit loss, the credit loss is recorded through ACL, limited by the amount that the fair value is less than the amortized cost basis. Management has reviewed the Bank's AFS portfolio and believes that the unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

    The following table reconciles the income (loss) available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted earnings (loss) per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2023	2022	2023	2022
Net income (loss)	$19	$(1,089)	$(2,988)	$(2,901)
Less: Participated securities share of undistributed earnings	4	—	—	—
Net income (loss) available to common shareholders	$15	$(1,089)	$(2,988)	$(2,901)

Weighted average common shares outstanding - basic	5,002,290	4,294,871	4,771,706	4,271,743
Effect of dilutive shares	1,417,536	—	—	—
Weighted average common shares outstanding – diluted	6,419,826	4,294,871	4,771,706	4,271,743

Basic earnings (loss) per common share	$—	$(0.25)	$(0.63)	$(0.68)
Diluted earnings (loss) per common share	—	(0.25)	(0.63)	(0.68)

The Company has preferred shares which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the nine months ended December 31, 2023, and the three and nine months ended December 31, 2022, all restricted shares and outstanding stock options were anti-dilutive.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings in fiscal year 2023 or during the nine months ended December 31, 2023.

During fiscal year 2023, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. During the nine months ended December 31, 2023, Prudential donated a total of 2,750 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 336,325 shares of Common Stock. The conversions had no impact on the Company's total capital.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the nine months ended December 31, 2023 and 2022:

$ in thousands	At March 31, 2023	Other Comprehensive Loss, net of tax	At December 31, 2023
Net unrealized loss on securities available-for-sale	$(12,215)	$(62)	$(12,277)

$ in thousands	At March 31, 2022	Other Comprehensive Loss, net of tax	At December 31, 2022
Net unrealized loss on securities available-for-sale	$(6,662)	$(7,076)	$(13,738)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the nine months ended December 31, 2023 and 2022.

NOTE 6. INVESTMENT SECURITIES

    The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy. In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position, and its liquidity and cash flow.

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2023, securities with fair value of $49.1 million, or 95.9%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $2.1 million, or 4.1%, were classified as held-to-maturity, compared to $53.8 million and $2.3 million at March 31, 2023, respectively. The Bank had no securities classified as trading at December 31, 2023 and March 31, 2023.

    Other investments as of December 31, 2023 primarily consists of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.3 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investment and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.9 million at December 31, 2023 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2023 and March 31, 2023:

	At December 31, 2023
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$295	$4	$(1)	$298
Federal Home Loan Mortgage Corporation	20,561	—	(4,321)	16,240
Federal National Mortgage Association	11,132	—	(2,149)	8,983
Total mortgage-backed securities	31,988	4	(6,471)	25,521
U.S. Government Agency Securities	6,427	—	(25)	6,402
Corporate Bonds	5,266	—	(2,074)	3,192
Muni Securities	17,702	—	(3,711)	13,991
Total available-for-sale	$61,383	$4	$(12,281)	$49,106

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$311	$—	$(6)	$305
Federal National Mortgage Association and Other	1,767	—	(88)	1,679
Total held-to maturity	$2,078	$—	$(94)	$1,984

	At March 31, 2023
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$341	$1	$(1)	$341
Federal Home Loan Mortgage Corporation	21,651	—	(4,051)	17,600
Federal National Mortgage Association	11,714	—	(2,212)	9,502
Total mortgage-backed securities	33,706	1	(6,264)	27,443
U.S. Government Agency Securities	9,364	—	(38)	9,326
Corporate Bonds	5,269	—	(2,177)	3,092
Muni Securities	17,719	—	(3,737)	13,982
Total available-for-sale	$66,058	$1	$(12,216)	$53,843

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$366	$—	$(3)	$363
Federal National Mortgage Association and Other	1,952	—	(94)	1,858
Total held-to-maturity	$2,318	$—	$(97)	$2,221

There were no sales of available-for-sale or held-to-maturity securities for the nine months ended December 31, 2023 and December 31, 2022.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2023 and March 31, 2023 for less than 12 months and 12 months or longer:

	At December 31, 2023
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,471)	$25,260	$(6,471)	$25,260
U.S. Government Agency securities	—	—	(25)	5,076	(25)	5,076
Corporate bonds	—	—	(2,074)	3,192	(2,074)	3,192
Muni securities	—	—	(3,711)	13,991	(3,711)	13,991
Total available-for-sale securities	$—	$—	$(12,281)	$47,519	$(12,281)	$47,519
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(94)	$1,950	$(94)	$1,950
Total held-to-maturity securities	$—	$—	$(94)	$1,950	$(94)	$1,950

	At March 31, 2023
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,264)	$27,146	$(6,264)	$27,146
U.S. Government Agency securities	(13)	4,075	(25)	5,251	(38)	9,326
Corporate bonds	—	—	(2,177)	3,092	(2,177)	3,092
Muni securities	—	—	(3,737)	13,982	(3,737)	13,982
Total available-for-sale securities	$(13)	$4,075	$(12,203)	$49,471	$(12,216)	$53,546
Held-to-Maturity:
Mortgage-backed securities	$(3)	$363	$(94)	$1,822	$(97)	$2,185
Total held-to-maturity securities	$(3)	$363	$(94)	$1,822	$(97)	$2,185

    Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 23 securities had an unrealized loss at December 31, 2023 compared to 24 at March 31, 2023. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 53.2%, 10.7%, 29.4% and 6.7%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2023. There were eight mortgage-backed securities, two U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at December 31, 2023. Management has evaluated available-for-sale securities that are in an unrealized loss position and has determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by explicit U.S. government's guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. Government Agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of mortgage-backed securities that are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of December 31, 2023.

    The following is a summary of the amortized cost and fair value of debt securities at December 31, 2023, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	1,984	1,971	6.41%
Five through ten years	2,667	2,326	2.67%
After ten years	24,744	19,288	3.25%
Mortgage-backed securities	31,988	25,521	1.65%
Total	$61,383	$49,106	2.52%
Held-to-maturity:
Mortgage-backed securities	$2,078	$1,984	2.79%

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

    The following is a summary of loans receivable at December 31, 2023 and March 31, 2023:

	December 31, 2023		March 31, 2023
$ in thousands	Amount	Percent	Amount	Percent
Loans receivable:
One-to-four family	$84,041	13.4%	$65,808	11.0%
Multifamily	177,772	28.5%	179,117	30.0%
Commercial real estate	174,202	27.9%	178,424	29.8%
Construction	1,559	0.2%	—	—%
Business (1)	172,204	27.6%	166,908	27.9%
Consumer (2)	14,873	2.4%	7,639	1.3%
Total loans receivable	$624,651	100.0%	$597,896	100.0%

Allowance for credit losses	(5,897)		(5,229)
Total loans receivable, net	$618,754		$592,667
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $3.0 million and $2.8 million at December 31, 2023 and March 31, 2023, respectively. The Bank purchased $20.0 million one-to-four family loans, $9.2 million consumer loans and $0.3 million business loans during the nine months ended December 31, 2023.

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ACL reserves required. As of December 31, 2023, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Outstanding business loans under the PPP totaled $268 thousand as of December 31, 2023.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves for the three and nine months ended December 31, 2023 under the expected loss methodology.

Three months ended December 31, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,264	$721	$1,212	$—	$1,393	$417	$—	$6,007
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	—	—	—	—	2	2	—	4
Provision for (recovery of) Credit Losses	(196)	1	(1)	1	57	41	—	(97)
Ending Balance	$2,068	$722	$1,211	$1	$1,452	$443	$—	$5,897

Nine months ended December 31, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$716	$1,109	$1,814	$—	$1,139	$449	$2	$5,229
Impact of CECL adoption	1,220	(392)	(497)	—	505	(166)	(2)	668
Charge-offs	—	—	—	—	—	(134)	—	(134)
Recoveries	—	—	—	—	52	5	—	57
Provision for (recovery of) Credit Losses	132	5	(106)	1	(244)	289	—	77
Ending Balance	$2,068	$722	$1,211	$1	$1,452	$443	$—	$5,897

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$2,068	$722	$1,211	$1	$1,442	$443	$—	$5,887
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	10	—	—	10

Loan Receivables Ending Balance:	$84,041	$177,772	$174,202	$1,559	$172,204	$14,873	$—	$624,651
Ending Balance: collectively evaluated for impairment	80,772	175,179	168,265	1,559	159,349	14,853	—	599,977
Ending Balance: individually evaluated for impairment	3,269	2,593	5,937	—	12,855	20	—	24,674

The following is an analysis of the allowance for loan losses as of the fiscal year ended March 31, 2023 and for the three and nine months ended December 31, 2022 based upon the incurred loss impairment model.

At March 31, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for Loan Losses Ending Balance:	$716	$1,109	$1,814	$1,139	$449	$2	$5,229
Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	607	1,109	1,814	937	449	2	4,918
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	109	—	—	202	—	—	311

Loan Receivables Ending Balance:	$65,808	$179,117	$178,424	$166,908	$7,639	$—	$597,896
Ending Balance: collectively evaluated for impairment	60,805	179,046	171,234	160,985	7,638	—	579,708
Ending Balance: individually evaluated for impairment	5,003	71	7,190	5,923	1	—	18,188

Three months ended December 31, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$704	$1,055	$1,608	$1,814	$82	$246	$5,509
Charge-offs	—	—	(586)	—	(106)	—	(692)
Recoveries	—	—	—	30	2	—	32
Provision for (recovery of) Loan Losses	20	25	23	69	143	25	305
Ending Balance	$724	$1,080	$1,045	$1,913	$121	$271	$5,154

Nine months ended December 31, 2022
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Charge-offs	—	—	(586)	—	(130)	—	(716)
Recoveries	90	—	10	53	4	—	157
Provision for (recovery of) Loan Losses	(97)	(34)	464	(637)	124	269	89
Ending Balance	$724	$1,080	$1,045	$1,913	$121	$271	$5,154

The following is a summary of nonaccrual loans, at amortized cost, at December 31, 2023 and March 31, 2023.

	December 31, 2023			March 31, 2023
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Gross loans receivable:
One-to-four family	$4,295	$—	$4,295	$4,001
Multifamily	2,627	—	$2,627	71
Commercial real estate	5,937	—	$5,937	7,190
Business	13,999	10	$14,009	998
Consumer	27	18	$45	1
Total nonaccrual loans	$26,885	$28	$26,913	$12,261

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the three and nine months ended December 31, 2023.

    At December 31, 2023 and March 31, 2023, other non-performing assets totaled $60 thousand, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at December 31, 2023 and March 31, 2023.

    Although we believe that substantially all risk elements at December 31, 2023 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

The following table presents the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of December 31, 2023:

$ in thousands	2023	2022	2021	2020	2019	2018 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$6,608	$53,694	$51,037	$28,668	$17,619	$17,553	$—	$175,179
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,474	754	—	365	—	2,593
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	6,608	53,694	52,511	29,422	17,619	17,918	—	177,772

Commercial Real Estate
Pass	29,104	31,426	27,757	17,068	20,834	42,810	—	168,999
Special Mention	—	—	—	—	—	681	—	681
Substandard	—	—	—	—	—	4,522	—	4,522
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	29,104	31,426	27,757	17,068	20,834	48,013	—	174,202

Construction
Pass	1,559	—	—	—	—	—	—	1,559
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	1,559	—	—	—	—	—	—	1,559

Business
Pass	12,715	33,568	53,185	10,897	372	49,540	—	160,277
Special Mention	—	—	—	—	235	5	—	240
Substandard	—	7,056	3,987	—	—	644	—	11,687
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	12,715	40,624	57,172	10,897	607	50,189	—	172,204

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	22,349	3,844	13,470	1,432	8,651	31,026	—	80,772
Non-Performing	—	—	—	—	—	3,269	—	3,269
Total	22,349	3,844	13,470	1,432	8,651	34,295	—	84,041

Consumer
Performing	12,914	607	3	20	—	1,285	—	14,829
Non-Performing	18	24	2	—	—	—	—	44
Total	12,932	631	5	20	—	1,285	—	14,873
Gross charge-offs	—	—	—	—	—	134	—	134

Total Loans	$85,267	$130,219	$150,915	$58,839	$47,711	$151,700	$—	$624,651

    At March 31, 2023, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$175,981	$170,534	$154,056
Special Mention	771	701	5,719
Substandard	2,365	7,189	7,133
Total	$179,117	$178,424	$166,908

		One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing		$60,629	$7,639
Non-Performing		5,179	—
Total		$65,808	$7,639

    Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following table presents an aging analysis of the amortized cost of past due loans receivables at December 31, 2023 and March 31, 2023.
.

December 31, 2023
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$346	$—	$2,991	$3,337	$80,704	$84,041
Multifamily	8,758	—	2,543	11,301	166,471	177,772
Commercial real estate	3,533	2,945	5,937	12,415	161,787	174,202
Construction	—	—	—	—	1,559	1,559
Business	3,535	2,137	13,535	19,207	152,997	172,204
Consumer	142	118	18	278	14,595	14,873
Total	$16,314	$5,200	$25,024	$46,538	$578,113	$624,651

March 31, 2023
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$1,207	$185	$2,475	$3,867	$61,941	$65,808
Multifamily	1,458	—	71	1,529	177,588	179,117
Commercial real estate	1,370	—	—	1,370	177,054	178,424
Business	11,006	—	5,014	16,020	150,888	166,908
Consumer	99	26	34	159	7,480	7,639
Total	$15,140	$211	$7,594	$22,945	$574,951	$597,896

At December 31, 2023 and March 31, 2023, there were no loans 90 or more days past due and accruing interest.

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of December 31, 2023:

	Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated
One-to-four family	$3,269	$—	$—
Multifamily	2,593	—	—
Commercial real estate	5,937	—	—
Business	12,464	391	10
Consumer	—	20	1
	$24,263	$411	$11

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

In certain circumstances, the Bank will modify the terms of a loan by granting a concession. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the nine months ended December 31, 2023. There were two one-to-four family loans totaling $1.0 million modified during the nine months ended December 31, 2022. At December 31, 2023, loans modified to borrowers experiencing financial difficulty totaled $6.8 million, $1.1 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were four modified loans totaling $5.8 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to restructured terms for a period of at least six months.

    In an effort to proactively resolve delinquent loans, the Bank had selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements during the nine months ended December 31, 2022. For the periods ended December 31, 2023 and 2022, there were no modified loans that defaulted within 12 months of modification.

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

Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at December 31, 2023.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

The following table reflects the Bank's outstanding commitments as of December 31, 2023 and March 31, 2023:

$ in thousands	December 31, 2023	March 31, 2023
Commitments to fund mortgage loans	$1,000	$—
Lines of credit	6,801	3,837
Commitment to fund private equity investment	650	253
	$8,451	$4,090

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$142	$142
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	298	—	298
Federal Home Loan Mortgage Corporation	—	16,240	—	16,240
Federal National Mortgage Association	—	8,983	—	8,983
U.S. Government Agency securities	—	6,402	—	6,402
Corporate bonds	—	3,192	—	3,192
Muni securities	—	13,991	—	13,991
Total available-for-sale securities	—	49,106	—	49,106
Total assets	$—	$49,106	$142	$49,248

	Fair Value Measurements at March 31, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$152	$152
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	341	—	341
Federal Home Loan Mortgage Corporation	—	17,600	—	17,600
Federal National Mortgage Association	—	9,502	—	9,502
U.S. Government Agency securities	—	9,326	—	9,326
Corporate bonds	—	3,092	—	3,092
Muni securities	—	13,982	—	13,982
Total available-for-sale securities	—	53,843	—	53,843
Total assets	$—	$53,843	$152	$53,995

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at December 31, 2023 and March 31, 2023.

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

    In the nine month period ended December 31, 2023, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2023 and 2022:

$ in thousands	Beginning balance, April 1, 2023	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2023	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2023
Mortgage servicing rights	152	(10)	—	—	142	(9)

$ in thousands	Beginning balance, April 1, 2022	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2022	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2022
Mortgage servicing rights	162	(17)	—	—	145	(15)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	142	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	3.61%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	152	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	4.01%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2023 and March 31, 2023, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2023 Using
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

    For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2023 and March 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,529	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of December 31, 2023 and March 31, 2023, the Company had loans with a carrying value of $2.9 million and $5.6 million, respectively, for which formal foreclosure proceedings were in process.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2023 and March 31, 2023 are as follows:

	December 31, 2023
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$75,230	$75,230	$75,230	$—	$—
Securities available-for-sale	49,106	49,106	—	49,106	—
Securities held-to-maturity	2,078	1,984	—	1,984	—
Loans receivable	618,754	593,659	—	—	593,659
Accrued interest receivable	2,414	2,414	—	2,414	—
Mortgage servicing rights	142	142	—	—	142
Financial Liabilities:
Deposits	$662,817	$659,389	$429,265	$230,124	$—
Advances from FHLB-NY	28,027	28,054	—	28,054	—
Other borrowed money	18,403	17,639	—	17,639	—
Accrued interest payable	1,119	1,119	—	1,119	—

	March 31, 2023
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$42,552	$42,552	$42,552	$—	$—
Securities available-for-sale	53,843	53,843	—	53,843	—
Securities held-to-maturity	2,318	2,221	—	2,221	—
Loans receivable	592,667	567,029	—	—	567,029
Accrued interest receivable	1,911	1,911	—	1,911	—
Mortgage servicing rights	152	152	—	—	152
Financial Liabilities:
Deposits	$600,429	$594,736	$418,432	$176,304	$—
Advances from FHLB-NY	35,000	35,238	—	35,238	—
Other borrowed money	15,903	14,575	—	14,575	—
Accrued interest payable	380	380	—	380	—

NOTE 11. NON-INTEREST REVENUE AND EXPENSE

    Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gains on sales of residential mortgage and SBA loans, income associated with servicing assets, and loan fees, including residential mortgage originations to be sold and prepayment and late fees charged across all loan categories are also not in scope of the guidance. Topic 606 is applicable to non-interest revenue streams, such as depository fees, service charges and commission revenues. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. The Company generally satisfies its performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2023	2022	2023	2022
Non-interest income
In-scope of Topic 606
Depository fees and charges	$543	$561	$1,678	$1,669
Loan fees and service charges	97	68	270	316
Other non-interest income	91	42	236	204
Non-interest income (in-scope of Topic 606)	731	671	2,184	2,189
Non-interest income (out-of-scope of Topic 606)	1,804	321	2,569	611
Total non-interest income	$2,535	$992	$4,753	$2,800

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2023	2022	2023	2022
Other non-interest income:
BOLI income	$338	$42	$420	$102
Other	152	48	295	269
Total other non-interest income	$490	$90	$715	$371

Other non-interest expense:
Advertising	$68	$104	$302	$368
Legal expense	88	63	428	246
Insurance and surety	320	293	938	878
Audit expense	165	148	496	448
Data lines / internet	100	105	310	299
Security services	15	85	41	234
Retail expenses	285	224	855	690
Operating charge-offs and other losses	154	19	293	53
Director's fees	135	24	346	270
Other	673	660	1,928	1,839
Total other non-interest expense	$2,003	$1,725	$5,937	$5,325

NOTE 12. LEASES

    The Company applies Accounting Standards Codification Topic 842, Leases, ("ASC 842") to its leases. The Company has operating leases related to its administrative offices, seven retail branches and four ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC 840. ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of December 31, 2023, operating ROU lease assets and related lease liabilities totaled $10.5 million and $11.3 million, respectively. As of March 31, 2023, operating ROU lease assets and related lease liabilities totaled $12.3 million and $13.2 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of December 31, 2023, the Company had $117 thousand and $121 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and nine months ended December 31, 2023:

December 31, 2023
Weighted-average remaining lease term
Operating leases	4.6 years
Finance lease	2.6 years

Weighted-average discount rate
Operating leases	3.04%
Finance lease	4.33%

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2023	2022	2023	2022
Operating lease expense	$692	$717	$2,076	$2,149

Finance lease cost
Amortization of right-of use asset	16	17	81	49
Interest on lease liability	1	1	5	2

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	711	686	2,133	2,078
Finance lease	12	14	74	52

    Maturities of lease liabilities at December 31, 2023 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2024	$738	$16
2025	2,705	63
2026	2,687	42
2027	2,440	5
2028	2,259	—
Thereafter	1,276	—
Total lease payments	12,105	126
Interest	(835)	(5)
Lease liability	$11,270	$121

NOTE 13. IMPACT OF RECENT ACCOUNTING STANDARDS

Accounting Standards Recently Adopted

On April 1, 2023, the Company adopted ASC 326, which replaces the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. Under the CECL model, the allowance for credit losses ("ACL") is a valuation allowance that is deducted from the amortized cost basis of certain financial assets, including loans, held-to-maturity securities, and other receivables, to present the net carrying value at the amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This differs from the incurred loss model, which delays recognition of credit losses until it is probable a loss has been incurred. The Company applied the new guidance with a cumulative-effect adjustment to retained earnings as of April 1, 2023, using the modified-retrospective approach. Results for reporting periods beginning after April 1, 2023 are presented under

CECL. Prior period amounts have not been restated and are reported in accordance with the incurred loss method. The adoption of ASC 326 resulted in an increase of $0.7 million to the allowance for credit losses related to loans. There was no material impact for other assets within the scope of the new CECL guidance, such as held-to-maturity debt securities and other receivables.

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

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to enhance income tax disclosures to help investors better assess how a company's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update will require further disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 (for the Company, the fiscal year ending March 31, 2026), and interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied on a prospective basis with an option for retrospective application. ASU 2023-09 is not expected to have a material impact on the Company's financial statements.

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply for relief in Topic 848. We anticipate this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2024 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The amended guidance under Topic 848 and our ability to elect its optional expedients and exceptions are effective for us through December 31, 2024. The Company has adopted the LIBOR transition relief allowed under this standard.

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

•the impact of recent bank closings and the risks related to continued disruption in the banking industry and financial markets;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $775.3 million in assets and 107 employees as of December 31, 2023.

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

    Carver Federal's 75-year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors in its market.

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At December 31, 2023, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

Critical Accounting Estimates

    Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2023 included in its Form 10-K for the year ended March 31, 2023, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies with respect to the methodologies used to determine the allowance for credit losses is the most critical accounting estimate. This estimate involves a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2023.

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. In a continued effort to combat inflation, the Federal Reserve approved an 11th interest rate hike in July 2023, raising the overnight borrowing rate 25 basis points to a target range of 5.25% to 5.5%, the highest it has been in 22 years. Interest rates were held steady at the January 2024 meeting and the

Federal Reserve has indicated that it is not likely to cut interest rates yet, specifically not by the next meeting in March. A rising rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of December 31, 2023 were as follows:

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2023, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $4.5 million, or 8.8%, to $46.6 million at December 31, 2023, compared to $51.1 million at March 31, 2023. The Bank repaid a $10.0 million overnight advance secured from the FHLB-NY on March 31, 2023 and secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter of the current fiscal year. At December 31, 2023, the Bank had $28.0 million outstanding advances from the FHLB-NY. At December 31, 2023, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $8.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in subordinated debt securities and $5.0 million in low interest loans outstanding as of December 31, 2023.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2023 and March 31, 2023, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $75.2 million and $42.6 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, we sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the agent. There were no additional offerings during fiscal year 2023 and the nine months ended December 31, 2023.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2023, total cash and cash equivalents increased $32.6 million to $75.2 million at December 31, 2023, compared to $42.6 million at March 31, 2023, reflecting cash provided by financing activities of $58.9 million, partially offset by cash used in investing activities of $22.5 million and cash used in operating activities of $3.7 million. Net cash provided by financing activities of $58.9 million resulted from a net increase in deposits of $62.4 million and a $5.5 million increase in long-term borrowings. The Bank secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter of the current fiscal year and the Company borrowed $2.5 million through a long-term unsecured, below-market rate term loan from a third party to finance eligible loans offered through the Bank's community investment initiatives and loan programs. In addition, the Company issued common shares in a private placement transaction during the second quarter for gross proceeds of $1.0 million. These were offset by the repayment of a $10.0 million FHLB-NY overnight advance secured on March 31, 2023. Net cash used in investing activities of $22.5 million was attributable to loan purchases and originations, net of repayments and payoffs, partially offset by investment paydowns. Net cash used in operating activities in the prior period was primarily due to a $9.2 million decrease in other liabilities related to the clearing of a $10.5 million outstanding teller check from the previous fiscal year.

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

    The table below presents the capital position of the Bank at December 31, 2023:

	December 31, 2023
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$72,448	9.77%
Individual minimum capital requirement	66,738	9.00%
Minimum capital requirement	29,661	4.00%
Excess over individual minimum capital requirement	5,710	0.77%

Common equity Tier 1
Regulatory capital	$72,448	11.72%
Minimum capital requirement	43,285	7.00%
Excess	29,163	4.72%

Tier 1 risk-based capital
Regulatory capital	$72,448	11.72%
Minimum capital requirement	52,561	8.50%
Excess	19,887	3.22%

Total risk-based capital
Regulatory capital	$78,441	12.69%
Individual minimum capital requirement	74,204	12.00%
Minimum capital requirement	64,928	10.50%
Excess over individual minimum capital requirement	4,237	0.69%

Bank Regulatory Matters

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, Carver was issued an IMCR letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio. The Bank was released from the Agreement on January 18, 2023. The IMCR remains in effect. At December 31, 2023, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.77%, Common Equity Tier 1 capital ratio of 11.72%, Tier 1 risk-based capital ratio of 11.72%, and a total risk-based capital ratio of 12.69%.

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At December 31, 2023, the Bank continues to service 76 loans with a principal balance of $11.6 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2023 (1)	$1,385
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(13)
Open claims as of December 31, 2023 (1)	$1,372
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2023:

$ in thousands	December 31, 2023
Representation and warranty repurchase reserve, March 31, 2023 (1)	$95
Net adjustment to reserve for repurchase losses (2)	(7)
Representation and warranty repurchase reserve, December 31, 2023 (1)	$88
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2023 and March 31, 2023

Assets

    At December 31, 2023, total assets were $775.3 million, reflecting an increase of $52.1 million, or 7.2%, from total assets of $723.2 million at March 31, 2023. The increase was primarily attributable to increases of $32.6 million in cash and cash equivalents and $26.1 million in the Bank's net loan portfolio, partially offset by a decrease of $5.0 million in the Bank's investment portfolio.

    Total cash and cash equivalents increased $32.6 million, or 76.5%, from $42.6 million at March 31, 2023 to $75.2 million at December 31, 2023. The increase in cash was primarily due to an increase in total deposits and paydowns received on investment securities, partially offset by net loan activity and a decrease in advances from the FHLB-NY and other borrowed money. In addition, the Bank received $2.5 million during the second quarter for the CDFI Fund's Equitable Recovery Program (ERP) award.

    Total investment securities decreased $5.0 million, or 8.9%, to $51.2 million at December 31, 2023, compared to $56.2 million at March 31, 2023 due to scheduled principal payments received of approximately $4.7 million and a $0.1 million increase in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans increased $26.8 million, or 4.5%, to $624.7 million at December 31, 2023, compared to $597.9 million at March 31, 2023 due to new loan originations of $50.6 million and loan pool purchases of $29.5 million. These were partially offset by attrition and payoffs of $53.5 million. The level of payoffs during the current fiscal year, significantly lower than the prior period's, can be attributed to borrowers continuing to sell commercial real estate, although now at a slower pace, in order to lock in values, as well as paydowns on lines of credit for borrowers looking for opportunities to reduce interest expense in the current rate environment.

Liabilities and Equity

    Total liabilities increased $54.6 million, or 8.1%, to $732.6 million at December 31, 2023, compared to $678.0 million at March 31, 2023, primarily due to an increase in total deposits, partially offset by a decrease in advances from the FHLB-NY and other borrowed money.

    Deposits increased $62.4 million, or 10.4%, to $662.8 million at December 31, 2023, compared to $600.4 million at March 31, 2023. The increase was primarily related to increases in money market and certificate of deposit accounts, market-rate products for which the rates increased over the current nine month period.

    Advances from the FHLB-NY and other borrowed money decreased $4.5 million, or 8.8%, to $46.6 million at December 31, 2023, compared to $51.1 million at March 31, 2023. The Bank repaid a $10.0 million overnight advance secured from the FHLB-NY on March 31, 2023 and secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter. At December 31, 2023, the Bank had $28.0 million outstanding advances from the FHLB-NY. In addition, the Company borrowed $2.5 million through a long-term unsecured, below-market rate term loan from a third party to finance eligible loans offered through the Bank's community investment initiatives and loan programs.

    Total equity decreased $2.5 million, or 5.5%, to $42.7 million at December 31, 2023, compared to $45.2 million at March 31, 2023. The decrease was due to a net loss of $3.0 million, coupled with an increase of $0.1 million in unrealized losses on securities available-for-sale for the nine month period ended December 31, 2023. In addition, the Bank recorded a $0.7 million decrease to retained earnings to reflect the cumulative effect adjustment related to the adoption of CECL (Topic 326), effective April 1, 2023. These decreases were partially offset by a $1.0 million increase in capital as a result of the issuance of common shares in a private placement during the second quarter.

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

Off-Balance Sheet Arrangements

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. At December 31, 2023, the Company had $8.5 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of December 31, 2023 was $9 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2023 and 2022

Overview

    The Company reported net income of $19 thousand for the three months ended December 31, 2023, compared to a net loss of $1.1 million for the comparable prior year quarter. The change in our results was primarily driven by an increase in non-interest income and a recovery of credit loss in the current quarter compared to a provision for loan loss in the prior year quarter. This was offset by a decrease in net interest income and increase in non-interest expense. For the nine months ended December 31, 2023, the Company reported a net loss of $3.0 million, compared to a net loss of $2.9 million for the prior year period. The change in our results was primarily driven by a decrease in net interest income after provision for credit losses and an increase in non-interest expense, partially offset by an increase in non-interest income compared to the prior year periods.

    The following table reflects selected operating ratios for the three and nine months ended December 31, 2023 and 2022 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2023		2022		2023		2022
Return on average assets (1)	0.01%		(0.61)%		(0.55)%		(0.55)%
Return on average stockholders' equity (2)	0.19%		(9.52)%		(9.41)%		(7.75)%
Return on average stockholders' equity, excluding AOCI (2) (8)	0.14%		(7.29)%		(7.12)%		(6.35)%
Net interest margin (3)	3.03%		3.34%		3.08%		3.31%
Interest rate spread (4)	2.60%		3.09%		2.66%		3.13%
Efficiency ratio (5)	100.97%		111.64%		113.77%		114.16%
Operating expenses to average assets (6)	4.38%		4.24%		4.40%		4.26%
Average stockholders' equity to average assets (7)	5.39%		6.45%		5.81%		7.04%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.46%		8.43%		7.68%		8.58%
Average interest-earning assets to average interest-bearing liabilities	1.27	x	1.30	x	1.28	x	1.30	x

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2023	2022	2023	2022
Average Stockholders' Equity
Average Stockholders' Equity	$39,883	$45,743	$42,326	$49,930
Average AOCI	(15,232)	(14,042)	(13,657)	(10,975)
Average Stockholders' Equity, excluding AOCI	$55,115	$59,785	$55,983	$60,905

Return on Average Stockholders' Equity	0.19%	(9.52)%	(9.41)%	(7.75)%
Return on Average Stockholders' Equity, excluding AOCI	0.14%	(7.29)%	(7.12)%	(6.35)%

Average Stockholders' Equity to Average Assets	5.39%	6.45%	5.81%	7.04%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.46%	8.43%	7.68%	8.58%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for credit losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $0.2 million, or 3.5%, to $5.5 million for the three months ended December 31, 2023, compared to $5.7 million for the same quarter last year. Net interest income decreased $0.7 million, or 4.1%, to $16.4 million for the nine months ended December 31, 2023, compared to $17.1 million for the prior year period.

    The following tables set forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2023 and 2022. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended December 31,
	2023			2022
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$612,243	$7,336	4.79%	$578,490	$6,380	4.41%
Mortgage-backed securities	26,919	145	2.15%	30,070	150	2.00%
Investment securities(2)	32,229	289	3.59%	34,117	273	3.20%
Money market investments	51,107	704	5.47%	45,863	395	3.42%
Total interest-earning assets	722,498	8,474	4.69%	688,540	7,198	4.18%
Non-interest-earning assets	16,801			20,784
Total assets	$739,299			$709,324

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$48,269	$33	0.27%	$56,644	$20	0.14%
Savings and clubs	109,929	85	0.31%	110,349	54	0.19%
Money market	159,709	594	1.48%	195,862	613	1.24%
Certificates of deposit	199,609	1,673	3.33%	138,054	439	1.26%
Mortgagors deposits	2,890	2	0.27%	3,091	2	0.26%
Total deposits	520,406	2,387	1.82%	504,000	1,128	0.89%
Borrowed money	46,821	606	5.13%	27,534	327	4.71%
Total interest-bearing liabilities	567,227	2,993	2.09%	531,534	1,455	1.09%
Non-interest-bearing liabilities
Demand deposits	107,088			104,801
Other liabilities	25,101			27,246
Total liabilities	699,416			663,581
Stockholders' equity	39,883			45,743
Total liabilities and equity	$739,299			$709,324
Net interest income		$5,481			$5,743

Average interest rate spread			2.60%			3.09%

Net interest margin			3.03%			3.34%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2023			2022
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$603,633	$21,203	4.68%	$571,506	$18,362	4.28%
Mortgage-backed securities	27,930	439	2.10%	33,319	465	1.86%
Investment securities(2)	33,334	835	3.34%	35,913	639	2.37%
Money market investments	44,941	1,801	5.32%	46,231	830	2.43%
Total interest-earning assets	709,838	24,278	4.56%	686,969	20,296	3.94%
Non-interest-earning assets	18,789			22,571
Total assets	$728,627			$709,540

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$50,211	$51	0.13%	$57,831	$47	0.11%
Savings and clubs	110,850	195	0.23%	112,188	139	0.16%
Money market	154,405	1,631	1.40%	188,116	1,164	0.82%
Certificates of deposit	189,453	4,229	2.96%	136,242	1,015	0.99%
Mortgagors deposits	2,967	6	0.27%	3,078	1	0.04%
Total deposits	507,886	6,112	1.60%	497,455	2,366	0.63%
Borrowed money	44,994	1,784	5.26%	29,681	870	3.89%
Total interest-bearing liabilities	552,880	7,896	1.90%	527,136	3,236	0.81%
Non-interest-bearing liabilities
Demand deposits	108,228			105,164
Other liabilities	25,193			27,310
Total liabilities	686,301			659,610
Stockholders' equity	42,326			49,930
Total liabilities and equity	$728,627			$709,540
Net interest income		$16,382			$17,060

Average interest rate spread			2.66%			3.13%

Net interest margin			3.08%			3.31%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $1.3 million, or 18.1%, to $8.5 million for the three months ended December 31, 2023, compared to $7.2 million for the prior year quarter. For the nine months ended December 31, 2023, interest income increased $4.0 million, or 19.7%, to $24.3 million, compared to $20.3 million for the prior year period. Interest income on loans increased $0.9 million and $2.8 million for the three and nine months ended December 31, 2023, respectively, primarily due to an increase in the average yield on the portfolio, coupled with a $33.8 million, or 5.8%, and $32.1 million, or 5.6% increase in average loan balances for the two comparative periods, respectively. Interest income on money market investments increased $0.3 million and $1.0 million for the three and nine months ended December 31, 2023, respectively, due to an increase in interest rates on the Bank's interest-bearing account at the Federal Reserve Bank. Interest income on investment securities was also higher for the three and nine months ended December 31, 2023, despite a decrease in average balances, due to an increase in yields compared to the prior year periods.

Interest Expense

    Interest expense increased $1.5 million to $3.0 million for the three months ended December 31, 2023, compared to $1.5 million for the prior year quarter. For the nine months ended December 31, 2023, interest expense increased $4.7 million, to $7.9 million, compared to $3.2 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits and borrowing costs for the comparative periods. Interest expense on deposits increased $1.3 million and $3.7 million for the three and nine months ended December 31, 2023, respectively, primarily due to an increase in the average balance of higher-cost certificate of deposits and an increase in the average rates paid on money market and certificate of deposit accounts. Interest expense on borrowings increased $0.3 million and $0.9 million for the three and nine months ended December 31, 2023, respectively, due to increases in both the average outstanding balances and average borrowing rates compared to the prior year periods.

Provision for Credit Losses and Asset Quality

    The Bank maintains an ACL that management believes is adequate to absorb inherent and expected credit losses in its loan portfolio. The adequacy of the ACL is determined by management’s continuous review of the Bank’s loan portfolio, including the identification and review of individual problem situations that may affect a borrower’s ability to repay. The ACL reflects management’s estimate of lifetime credit losses inherent in the loan portfolio. Any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. Loans made under the PPP are fully guaranteed by the SBA; therefore, these loans do not have an associated allowance.

The following table summarizes the activity in the ACL for the nine months ended December 31, 2023 and 2022 and the fiscal year ended March 31, 2023:

$ in thousands	Nine Months Ended December 31, 2023	Fiscal Year Ended March 31, 2023	Nine Months Ended December 31, 2022
Beginning Balance	$5,229	$5,624	$5,624
Impact of CECL adoption	668
Less: Charge-offs
One-to-four family	—	—	—
Multifamily	—	—	—
Commercial real estate	—	(586)	(586)
Construction	—	—	—
Business	—	—	—
Consumer	(134)	(141)	(130)
Total charge-offs	(134)	(727)	(716)
Add: Recoveries
One-to-four family	—	90	90
Multifamily	—	—	—
Commercial real estate	—	10	10
Construction	—	—	—
Business	52	127	53
Consumer	5	5	4
Total recoveries	57	232	157
Net (charge-offs) recoveries	(77)	(495)	(559)
Provision for (recovery of) credit losses
One-to-four family	132	(105)	(97)
Multifamily	5	(5)	(34)
Commercial real estate	(106)	1,233	464
Construction	1	—	—
Business	(244)	(1,485)	(637)
Consumer	289	462	124
Unallocated	—	—	269
Provision for (recovery of) credit losses	77	100	89
Ending Balance	$5,897	$5,229	$5,154

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)
One-to-four family	—%	0.13%	0.18%
Multifamily	—%	—%	—%
Commercial real estate	—%	(0.33)%	(0.44)%
Construction	—%	—%	—%
Business	0.04%	0.08%	0.04%
Consumer	(1.52)%	(5.60)%	(10.69)%
Total loans	(0.02)%	(0.09)%	(0.13)%

Allowance to total loans	0.94%	0.87%	0.88%
Allowance to nonaccrual loans	21.91%	42.65%	41.61%

    The Company recorded a $97 thousand recovery of credit loss for the three months ended December 31, 2023, compared to a $305 thousand provision for loan loss for the prior year quarter. The current period reflects further adjustments to the qualitative factors incorporated in the expected loss model the Company converted to upon the Bank's adoption of CECL. Net charge-offs of $13 thousand were recognized during the third quarter, compared to net charge-offs of $660 thousand for the prior year quarter. For the nine months ended December 31, 2023, the Company recorded a $77 thousand provision for credit loss, compared to a $89 thousand provision for loan loss for the prior year period. Net charge-offs of $77 thousand were recognized for the nine months ended December 31, 2023, compared to net charge-offs of $559 thousand in the prior year period.

At December 31, 2023, nonaccrual loans totaled $26.9 million, or 3.5% of total assets, compared to $12.3 million, or 1.7% of total assets at March 31, 2023. Of the total nonaccrual loans reported at March 31, 2023, approximately $4.0 million were successfully resolved prior to December 31, 2023, through either payment in full or improved borrower performance. However, in December 2023, two owner occupied loans totaling approximately $11.0 million were placed into nonaccrual status due to operating issues related to the individual owner occupants. The increase in nonaccrual loans related to these two loans did not impact the reserves due to excess collateral coverage. The ACL was $5.9 million at December 31, 2023, which represents a ratio of the ACL to nonaccrual loans of 21.9% compared to a ratio of 42.6% at March 31, 2023. The ratio of the ACL to total loans was 0.94% at December 31, 2023, compared to 0.87% at March 31, 2023.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At December 31, 2023, modified loans to a borrower experiencing financial difficulty totaled $6.8 million, of which $5.8 million were classified as performing.

    At December 31, 2023, non-performing assets totaled $27.0 million, or 3.5% of total assets compared to $15.7 million, or 1.7% of total assets at March 31, 2023. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$4,295	$3,942	$4,154	$4,001	$4,066
Multifamily	2,627	1,131	824	71	71
Commercial real estate	5,937	4,522	4,522	7,190	7,275
Business	14,009	6,198	6,098	998	973
Consumer	45	30	1	1	—
Total nonaccrual loans	26,913	15,823	15,599	12,261	12,385
Other non-performing assets (2):
Real estate owned	60	60	60	60	60
Total non-performing assets (3)	$26,973	$15,883	$15,659	$12,321	$12,445

Nonaccrual loans to total loans	4.31%	2.59%	2.64%	2.05%	2.11%
Non-performing loans to total loans	4.31%	2.59%	2.64%	2.05%	2.11%
Non-performing assets to total assets	3.48%	2.14%	2.20%	1.70%	1.75%
Allowance to total loans	0.94%	0.98%	0.99%	0.87%	0.88%
Allowance to nonaccrual loans	21.91%	37.96%	37.55%	42.65%	41.61%

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

(3) Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2023, there were $5.8 million of these modified loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2023, the Bank had $2.7 million in subprime loans, or 0.4% of its total loan portfolio, of which $0.8 million are non-performing loans.

Non-Interest Income

    Non-interest income increased $1.5 million, or 150.0%, to $2.5 million for the three months ended December 31, 2023, compared to $1.0 million for the prior year quarter. For the nine months ended December 31, 2023, non-interest income increased $2.0 million, or 71.4%, to $4.8 million, compared to $2.8 million for the prior year period. Non-interest income for the current quarter included $1.4 million grant income recognized from the Bank's award through the CDFI Fund's Equitable Recovery Program. The Bank also recognized $0.5 million grant income associated with a loan program no longer in existence, that had been transferred to the Bank through an acquired institution during the second quarter of the current fiscal year. In addition, other non-interest income included a $296 thousand death benefit recorded in BOLI income during the three months ended December 31, 2023.

Non-Interest Expense

    Non-interest expense increased $0.6 million, or 8.0%, to $8.1 million for the three months ended December 31, 2023, compared to $7.5 million for the prior year quarter. For the nine months ended December 31, 2023, non-interest expense increased $1.3 million, or 5.7%, to $24.0 million, compared to $22.7 million for the prior year period. Employee compensation and benefits increased compared to the prior year periods due to the Company's transition to a new payroll and benefits administrator during the first quarter of the current fiscal year, and new permanent staff hired to replace temporary consultants. Data processing expense was higher due to upgraded cybersecurity systems and the implementation of service contracts for new consumer loan and deposit products. Other non-interest expense increased due to higher legal expense and operating charge-offs compared to the prior year periods.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2023, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2023, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. There were no legal proceedings pending or known to be contemplated against us that in the opinion of management, would be expected to have a material adverse effect on the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    There have been no material changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2023.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    Not applicable.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    During the three months ended December 31, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any "Rule 10b5-1 trading arrangement."

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
10.1	Employment Agreement by and between Carver Federal Savings Bank and Craig C. MacKay, dated October 1, 2023 (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2023 (unaudited) and March 31, 2023; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended December 31, 2023 and 2022 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and nine months ended December 31, 2023 and 2022 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on October 3, 2023.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	February 14, 2024	/s/ Craig C. MacKay
Craig C. MacKay
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2024	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)