Form 10-K
period 2024-03-31
CARVER BANCORP INC
filed 2024-07-16
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

As of July 15, 2024 there were 5,094,948 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2023 (based on the closing sales price of $2.17 per share of the registrant's common stock on September 30, 2023) was approximately $10,672,813.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders. (Part III)

CARVER BANCORP, INC.
2024 ANNUAL REPORT ON FORM 10-K

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

•the impact of bank closings and the risks related to disruption in the banking industry and financial markets;

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

PART I

ITEM 1. BUSINESS.

OVERVIEW

Carver Bancorp, Inc., a Delaware corporation (the “Company”), is the holding company for Carver Federal Savings Bank (“Carver Federal” or the “Bank”), a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of its wholly-owned subsidiary, Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its seven branches and three stand-alone 24/7 ATM centers are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $756.8 million in assets and 113 employees as of March 31, 2024.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2024, this subsidiary had $268 thousand in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2024, CAC owned mortgage loans carried at approximately $4.4 million and total assets of $129.3 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC monitors the portfolio of investments related to NMTC awards and makes application for additional awards.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. In accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 810, "Consolidations," the Trust is not consolidated with the Company for financial reporting purposes. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments on the Carver Statutory Trust I capital securities through September 2016. Such payments were made in September 2016. Debenture interest payments had been deferred beginning with the December 2016 payment, which is permissible under the terms of the Indenture for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior approval from the Federal Reserve Bank. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the interest deferred from September 16, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the June 2024 payment have been made.

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

At the Market Offering

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” As of March 31, 2022, we had sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during fiscal years 2023 and 2024.

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

Human Capital Resources

    At March 31, 2024, the Company had 113 employees, nearly all of whom are full-time and of which approximately 51% were female and 86% were minorities. The majority of our employees are based in New York. Our goal is to attract, develop, retain and plan for succession of key talent and executives to achieve strategic objectives. We are continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage and business loans originated by the Bank's lending teams and secured primarily by commercial real estate including multifamily, mixed-use and owner-occupied properties and general UCC-1 filings on C&I loans against business assets. Substantially all of the Bank's mortgage loans are secured by properties located within the Bank's market area. From time to time, the Bank may participate or purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth and strategic objectives, as well as asset and geographical diversification.

In recent years, Carver Federal has focused on the origination of commercial real estate loans extended primarily to owner-occupied and mixed-use commercial loans, as well as multifamily transactions in a scaled manner. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. The Bank's increased emphasis remains on effective portfolio management and monitoring of the commercial real estate and multifamily mortgage loans relative to the level of credit risk inherent in this market segment. During fiscal year 2020, the Bank's recoveries on previously charged off loans exceeded its charge-offs to such an extent that additional provisions were not necessary. The provision recorded in fiscal year 2020 was primarily related to overdraft deposit charge-offs. During fiscal year 2021, Carver increased its qualitative factors and assessment criteria due to the ongoing pandemic. In fiscal year 2022, the Bank adjusted its qualitative factors and assessment criteria from high to medium based on improving economic factors, such as unemployment and overall increased activity due to less pandemic related restrictions. The increase in the qualitative reserves was related to the overall increase in our loan portfolio, partially offset by decreases in our quantitative reserve analysis as the rolling 20 quarter historical loss look back period improved for most of our loan categories. During fiscal year 2023, the Bank strengthened its qualitative factors and assessment criteria due to the economic climate in general and its impact on the New York City ("NYC") metropolitan area in which the Company operates. In spite of the strict analysis applied to our qualitative reserves, the Company's overall allowance declined moderately as the rolling 20 quarter loss look back period revealed little in recorded losses. The Company adopted CECL on April 1, 2023, which resulted in an increase of $0.7 million to the allowance for credit losses related to loans. Additionally, Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.

    Loan Portfolio Composition. Total loans receivable increased $25.0 million, or 4.2%, to $622.9 million at March 31, 2024, compared to $597.9 million at March 31, 2023. Carver Federal's total loans receivable as a percentage of total assets increased to 82.3% at March 31, 2024, compared to 82.7% at March 31, 2023.

    The following is a summary of loans receivable, net of allowance for credit losses, as of:

	March 31, 2024		March 31, 2023		March 31, 2022		March 31, 2021		March 31, 2020
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$82,787	13.3%	$65,808	11.0%	$69,297	12.0%	$76,313	15.9%	$105,532	24.8%
Multifamily
Owner occupied	11,078		11,894		7,687		6,599		6,747
Nonowner occupied	166,125		167,223		153,113		96,985		82,494
	177,203	28.4%	179,117	30.0	160,800	27.9	103,584	21.6	89,241	21.0
Commercial real estate (1)	175,384	28.2%	178,424	29.8	174,270	30.2	150,114	31.2	141,761	33.3
Construction	2,203	0.4%	—	—	—	—	—	—	—	—
Business (2)	169,602	27.2%	166,908	27.9	170,497	29.6	148,020	30.8	85,425	20.1
Consumer (3)	15,699	2.5%	7,639	1.3	1,623	0.3	2,439	0.5	3,213	0.8
Total loans receivable	$622,878	100.0%	$597,896	100.0%	$576,487	100.0%	$480,470	100.0%	$425,172	100.0%

Unamortized premiums, deferred costs and fees, net	—		—		3,017		3,079		3,560

Allowance for credit losses	(5,871)		(5,229)		(5,624)		(5,140)		(4,946)
Total loans receivable, net	$617,007		$592,667		$573,880		$478,409		$423,786
(1)Consists of non-owner occupied commercial real estate loans.
(2)As of March 31, 2024, 2023, 2022, 2021 and 2020, business loans include $124.8 million, $118.0 million, $98.4 million, $56.6 million and $48.7 million, respectively, of owner occupied commercial real estate loans.
(3)Includes personal loans.

One-to-four Family Residential Lending. Carver Federal generally purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner and non-qualified mortgages for one-to-four family residential loans. The Bank purchased $20.0 million and $4.0 million of one-to-four family residential loans during fiscal years 2024 and 2023, respectively. Approximately 35.3% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2024 were adjustable rate and approximately 64.7% were fixed-rate. One-to-four family residential real estate loans increased $17.0 million, or 25.8%, to $82.8 million at March 31, 2024, compared to $65.8 million at March 31, 2023.

Carver Federal's fixed-rate, one-to-four family residential mortgage loans are underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time in the past, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. These loans are generally sold with limited recourse on a servicing retained basis except to SONYMA where the sale is made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2024, the Bank, through its sub-servicer, serviced $11.4 million in loans for FNMA and $164 thousand for other third parties. The Bank has recorded $140 thousand in related mortgage servicing rights.

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

Additionally, the Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2024, the Bank had $2.7 million in subprime loans, or 0.4% of its total loan portfolio, of which $684 thousand are non-performing loans. No subprime loans were purchased during fiscal year 2024.

Multifamily Real Estate Lending. Carver Federal originates and purchases recourse and non-recourse multifamily loans. There were no multifamily loan purchases during fiscal years 2024 and 2023. Multifamily property lending entails additional risks compared to one-to-four family residential lending. These loans are dependent on the successful operation of such buildings and can be significantly impacted by economic conditions, industry concentration, valuation of the underlying properties, lease terms, occupancy/vacancy rates, and changes in market demand for multifamily units. Carver Federal's multifamily real estate loan portfolio decreased $1.9 million, or 1.1%, to $177.2 million in fiscal 2024, or 28.4% of Carver Federal's total loan portfolio at March 31, 2024.

In making multifamily real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor, when applicable. Carver Federal's multifamily real estate product guidelines generally require that the maximum loan-to-value ("LTV") at origination not exceed 70% based on the appraised value of the mortgaged property, and a debt service coverage ratio at origination of at least 1.30, which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. The Bank originates and purchases multifamily real estate loans, which are predominantly fixed rate for the first five years, then adjusts for the second five years, if applicable. These loans generally amortize on the basis of a 15-, 20-, 25-, or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms on a limited basis. Personal guarantees may be obtained for additional comfort and support to these transactions.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a risk rating system for its loans.  All commercial loans, including multifamily real estate loans, are risk rated internally at the time of origination.  Management continually monitors all commercial loans in order to update risk ratings when necessary (see "Asset Classification and Allowance for Credit Losses" for additional information on asset classification and risk ratings). In addition, to assist with ensuring that the Bank remains consistent with its established procedures and practices, and is effectively evaluating and monitoring changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews, evaluates and prepares a written report for a sample of our commercial loan relationships.  Accordingly, on a triannual basis, the independent loan review company i) reviews 70% to 75% of the average commercial loan portfolio, ii) this includes all new and renewed loans greater than $100,000, and iii) all criticized and classified loans. Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole, and regularly presented to Senior Management and the Bank's Asset Liability and Interest Rate Risk Committee for risk assessment and monitoring.

Commercial Real Estate Lending. Commercial real estate ("CRE") lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area. Mixed-use loans are secured by properties that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. There were no commercial real estate loan purchases during fiscal year 2024. The Bank purchased $5.8 million of commercial real estate loans during fiscal year 2023. At March 31, 2024, Carver Federal's CRE loan portfolio decreased $3.0 million, or 1.7%, to $175.4 million, or 28.2% of the Bank's total loan portfolio.

The following table provides details of the Bank's commercial real estate loans by major industry type at March 31, 2024:

	March 31, 2024
$ in thousands	Amount	%
Real Estate and Rental and Leasing	$66,571	38.0%
General Commercial	103,117	58.8%
Religious	5,125	2.9%
Other	571	0.3%
	$175,384	100.0%

Although Carver Federal has had a favorable loss track record associated with CRE loans, these loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral. In addition, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience is dependent on the successful operation of the commercial and/or mixed-use properties or larger overall structure. In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum LTV ratio on CRE loans at origination is generally 70% based on the latest appraised fair market value of the mortgaged property and the Bank generally requires a debt service coverage ratio at origination of at least 1.30. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

The Bank normally offers 5-year terms for our commercial mortgages. At times, we can offer greater than 5 years for terms of up to 15 years and amortization schedules up to 25 years; however, the interest rate generally resets every 5 years. Interest rates currently offered by the Bank are adjusted at the beginning of each adjustment period and are mostly based upon a fixed spread above the FHLB-NY corresponding regular advance rate.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2024, there were 30 loans to churches totaling $33.4 million, or 5.4% of the Bank's loan portfolio. These loans typically have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches in the past, and would have generally provided permanent financing upon completion of construction.

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

Construction Lending. Carver Federal has historically originated or participated in construction loans for new construction and renovation of multifamily buildings, residential developments, community service facilities, churches, and affordable housing programs. The loans provide for disbursement in stages as construction is completed. The Bank's construction loan portfolio totaled $2.2 million, or 0.4% of the total loan portfolio at March 31, 2024.

Construction loans generally present an increased level of risk from the effect of general economic conditions and uncertainties surrounding construction costs. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans including an engineer's plan and periodic cost reviews on all construction budgets and monitoring.

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio increased $2.7 million to $169.6 million, comprising 27.2% of the Bank's total loan portfolio as of March 31, 2024. This includes $268 thousand of PPP loans at March 31, 2024. The Bank purchased $0.3 million and $0.6 million business loans during fiscal years 2024 and 2023, respectively. Carver Federal originates and purchases business and SBA loans, placing particular focus on organic loan growth through the financing of local entrepreneurs and organizations located in its primary market area and surrounding areas. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in various business segments, including educational, health care, personal services, light industrial, wholesale and trade contractors generally through select programs and others including Required Capital Partner Loans in conjunction with Deloitte and leverage loans through Banc Alliance. Business loans are typically personally guaranteed by the owners outside of syndicated transactions/participations and may also be secured by additional collateral, including real estate, equipment, accounts receivable and inventory. SBA loans are guaranteed by the U.S. government based on the percentage of each individual program.

Consumer and Other Loans. At March 31, 2024, the Bank had $15.7 million in consumer and other loans, or 2.5%, of the Bank's loan portfolio. This includes $0.8 million of student loans to medical students enrolled in several Caribbean schools purchased in fiscal 2017. During fiscal year 2024, the Bank purchased $11.3 million consumer loans through strategic partnerships with Bankers Healthcare Group, LLC and Upstart Holdings, Inc.

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

Loan Processing. Carver Federal's loan originations are derived from a number of sources, including referrals by realtors, builders, depositors, borrowers and mortgage brokers, as well as walk-in and dial-in customers. Loans are originated by the Bank's personnel who receive a base salary, commissions and other incentive compensation. Real estate, business and unsecured loan applications are forwarded to the Bank's Lending Department for processing, and to the Credit Group for underwriting pursuant to standards established in Carver Federal's Loan Policy. The underwriting and loan processing for one-to-four family residential loans are performed by an outsourced third party loan originator using lending standards established by the Bank.

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

Loan Approval. Except for real estate and business loans in excess of $6.0 million, mortgage and business loan approval authority has been delegated by the Bank's Board of Directors to the Board's Asset Liability and Interest Rate Risk Committee. The Asset Liability and Interest Rate Risk Committee has delegated loan approval up to $1.0 million (dual authority) to the Bank's Chief Lending Officer ("CLO") and Chief Credit Officer ("CCO"), and to the Management Loan Committee, which consists of certain members of executive management, loan approval authority from $1.0 million to $2.0 million for real estate and business loans. Real estate and business loans from $2.0 million to $6.0 million must be approved by the Asset Liability and Interest Rate Risk Committee, and loans greater than $6.0 million must be approved by the full Board. Purchased loans are subject to the same approval process as originated loans. One-to-four family mortgage loans that conform to FNMA, Federal Housing Administration and Federal Home Loan Mortgage Corporation ("FHLMC") standards and limits may be approved by the outsourced third party loan originator.

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the capital and surplus of a savings bank. The Bank includes all outstanding debt and any unfunded commitments under contractually binding commitments for purposes of its legal limit calculation. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2024, the maximum loans-to-one-borrower under this test was $11.0 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $61.7 million in fiscal 2024 compared to $111.9 million in fiscal 2023. There were $31.5 million loan purchases during fiscal 2024 and $14.3 million purchases in fiscal 2023.

    The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2024		2023		2022
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$2,256	2.4%	$—	—%	$—	—%
Multifamily	4,980	5.3%	43,023	34.1%	42,237	20.8%
Commercial real estate	37,482	40.2%	53,643	42.5%	79,403	39.4%
Construction	2,981	3.2%	—	—%	—	—%
Business	13,399	14.4%	12,075	9.6%	29,391	14.6%
Consumer (1)	587	0.6%	3,136	2.5%	508	0.3%
Total loans originated	61,685	66.2%	111,877	88.7%	151,539	75.1%
Loans purchased
One-to-four family	19,998	21.5%	3,960	3.1%	11,278	5.6%
Multifamily	—	—%	—	—%	15,122	7.5%
Commercial real estate	—	—%	5,804	4.6%	18,193	9.0%
Business	267	0.3%	613	0.5%	5,551	2.8%
Consumer	11,261	12.1%	3,912	3.1%		—%
Total loans purchased	31,526	33.8%	14,289	11.3%	50,144	24.9%
Total loans originated and purchased	93,211	100.0%	126,166	100.0%	201,683	100.0%
Loans sold/participated (2)	(289)		(5,608)		(6,080)
Net additions to loan portfolio	$92,922		$120,558		$195,603
(1)Comprised of personal loans.
(2)Comprised of business, commercial real estate and multifamily loans.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2024 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-15 Yrs	15+ Yrs.	Total
One-to-four family	$1	$1,082	$12,254	$69,449	$82,786
Multifamily	12,427	37,367	115,593	11,815	177,202
Commercial real estate	23,341	36,100	105,849	10,097	175,387
Construction	—	2,203	—	—	2,203
Business	13,122	30,571	118,270	7,639	169,602
Consumer	783	11,296	3,620	—	15,699
Total	$49,674	$118,619	$355,586	$99,000	$622,879

    The following table sets forth as of March 31, 2024, amounts in each loan category that are contractually due after March 31, 2025 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2025
$ in thousands	Fixed	Adjustable	Total
One-to-four family	$53,522	$29,263	$82,785
Multifamily	39,969	124,806	164,775
Commercial real estate	37,226	114,821	152,047
Construction	—	2,203	2,203
Business	30,586	125,894	156,480
Consumer	14,917	—	14,917
Total	$176,220	$396,987	$573,207

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

The Bank may from time to time agree to modify the contractual terms of a borrower's loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2024, modified loans to a borrower experiencing financial difficulty totaled $6.8 million, of which $5.7 million were classified as performing.

    The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2024	2023	2022	2021	2020
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,554	$4,001	$4,892	$3,524	$3,582
Multifamily	2,238	71	515	369	375
Commercial real estate	4,522	7,190	4,601	918	—
Business	1,417	998	1,448	2,290	2,797
Consumer	44	1	25	90	22
Total nonaccrual loans	11,775	12,261	11,481	7,191	6,776

Other non-performing assets (2)
Real estate owned	52	60	60	60	120
Total other non-performing assets	52	60	60	60	120
Total non-performing assets (3)	$11,827	$12,321	$11,541	$7,251	$6,896

Nonaccrual loans to total loans	1.89%	2.05%	1.98%	1.49%	1.58%
Non-performing loans to total loans	1.89%	2.05%	1.98%	1.49%	1.58%
Non-performing assets to total assets	1.56%	1.70%	1.57%	1.07%	1.19%
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
(3)    Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. Modified loans included in the nonaccrual category above totaled $1.1 million at 2024, $1.6 million at 2023, $1.7 million at 2022, $1.8 million at 2021, and $2.2 million at 2020. Modified loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing modified loans were $5.7 million at 2024, $6.0 million at 2023, $5.2 million at 2022, $5.8 million at 2021, and $1.7 million at 2020.

At March 31, 2024, total non-performing assets decreased by $494 thousand, or 4.0%, to $11.8 million, compared to $12.3 million at March 31, 2023, as a result of a $486 thousand decrease in nonaccrual loans, year over year. Nonaccrual loans at March 31, 2024 consisted of ten one-to-four family, two multifamily, two commercial real estate, seven business, and one consumer loan. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's reserves. Other non-performing assets at year-end 2024 includes real estate owned assets consisting of one foreclosed residential property. At March 31, 2024, Carver had 9 loans secured by one-to-four family residential real estate properties in the process of foreclosure with a total outstanding balance of $2.7 million.

Although we believe that substantially all risk elements at March 31, 2024 have been disclosed, other factors, including economic conditions, may cause borrowers to be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

Asset Classification and Allowance for Credit Losses. Federal regulations and the Bank's policies require the classification of assets on the basis of credit quality on a quarterly basis. An asset is classified as “substandard” if it is determined to be inadequately protected by the current sound net worth and paying capacity of the obligor or of the current value of the collateral pledged, if any. An asset is classified as “doubtful” if it has all the weaknesses inherent in those classified as "substandard," with the added characteristic that full collection, based on current facts, conditions and values, is highly questionable and improbable. An asset is classified as “loss” if it is considered uncollectible with insignificant value, even if a partial recovery could be expected in the future.  The regulations also provide for a “special mention” designation, described as assets that do not currently expose a savings institution to a sufficient degree of risk to warrant one of the above classifications but do possess credit deficiencies or potential weaknesses that deserve management's close attention.

The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for credit losses ("ACL"). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of ACLs. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the ability to collect the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management is responsible for determining the adequacy of the ACL and provisions for credit losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as business combinations and opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Although management believes that adequate general and specific reserve allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of general and specific allowances may become necessary. For additional information regarding Carver Federal's ACL policy, refer to Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

The Board has designated the Management Credit Review Committee for management to perform a review on a quarterly basis of the Bank's asset quality, determine and properly identify and monitor credit risk in the loan portfolio and determine that the Bank's ACL is proper and appropriate and submit their report to the Board for review. Carver Federal's methodology for establishing the ACL takes into consideration the measurement of expected credit losses based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis. Although management believes it uses the best information available to make determinations with respect to the ACL, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans.  The Asset Liability and Interest Rate Risk Committees of the Board establish policy relating to internal classification of loans and also provide input to the Credit Review Committee in its review of classified assets.  In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

It is management's policy to maintain a general allowance based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical experience and current and forecasted economic conditions and certain qualitative factors. In addition, considerable uncertainty exists as to the future improvement or deterioration of the real estate market. See “Lending Activities-Loan Purchases and Originations.” Loan losses are charged off against the allowance when management believes a loan balance is deemed as uncollectible. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the ACL. Specific allowances are provided for impaired loans that have been identified and reviewed for individual analysis. Individual loans reviewed for impairment include all nonaccrual, substandard and doubtful criticized and classified loans, loans to borrowers experiencing financial difficulty and any other loans that the Chief Credit Officer deems appropriate for impairment analysis. A charge-off is recognized on collateral dependent loans when the estimated fair value of the property that collateralizes the impaired loan less costs to sell, if any, is less than the current loan exposure. The impairment for cash flow dependent loans is calculated using a discounted cash flow analysis of the amount of funds that the borrower will be able to repay based on the estimated payment structure.

At the date of foreclosure or other repossession, the Bank transfers the property to real estate acquired in settlement of loans, or other real estate owned ("OREO"), at fair value less estimated selling costs.  Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller.  Any amount of cost in excess of fair value is charged off against the ACL prior to the transfer of the property into OREO.  Carver Federal records an allowance for estimated selling costs of the property immediately after foreclosure.  Subsequent to taking possession of the property, management periodically evaluates the property and an allowance is established if the estimated fair value of the property, less estimated costs to sell, declines.  If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate is recorded, providing the Bank did not provide financing for the sale.

The following table sets forth an analysis of Carver Federal's allowance for credit losses at and for the years ended March 31:

$ in thousands	2024	2023	2022	2021	2020
Beginning Balance	$5,229	$5,624	$5,140	$4,946	$4,646
Impact of CECL adoption	668	—	—	—	—
Less Charge-offs:
One-to-four family	—	—	—	—	(12)
Multifamily	—	—	—	—	—
Commercial real estate	—	(586)	—	—	—
Business	(10)	—	—	(24)	(69)
Consumer and other	(160)	(141)	(257)	(54)	(102)
Total Charge-offs	$(170)	$(727)	$(257)	$(78)	$(183)
Add Recoveries:
One-to-four family	—	90	13	88	302
Multifamily	—	—	—	—	—
Commercial real estate	—	10	—	—	—
Business	55	127	102	278	160
Consumer and other	6	5	23	6	2
Total Recoveries	$61	$232	$138	$372	$464
Net recoveries (charge-offs)	(109)	(495)	(119)	294	281
Provision for (recovery of) losses
One-to-four family	69	(105)	(340)	(85)	(509)
Multifamily	3	(5)	234	(131)	126
Commercial real estate	(95)	1,233	250	95	46
Construction	1	—	—	—	—
Business	(274)	(1,485)	540	34	146
Consumer and other	321	462	192	1	158
Unallocated	58	—	(273)	(14)	52
Total provision for (recovery of) losses	83	100	603	(100)	19
Ending balance	$5,871	$5,229	$5,624	$5,140	$4,946

Ratios:
Net recoveries (charge-offs) to average loans outstanding:
One-to-four family	—%	0.13%	0.02%	0.10%	0.26%
Multifamily	—%	—%	—%	—%	—%
Commercial real estate	—%	(0.33)%	—%	—%	—%
Business	0.03%	0.08%	0.06%	0.23%	0.10%
Consumer and other	(1.25)%	(5.60)%	(11.55)%	(1.62)%	(2.68)%
Total loans	(0.02)%	(0.09)%	(0.02)%	0.06%	0.07%

Allowance to total loans	0.94%	0.87%	0.97%	1.06%	1.15%
Allowance to nonaccrual loans	49.86%	42.65%	48.99%	71.48%	72.99%

The following table allocates the allowance for credit losses by asset category at March 31:

	2024		2023		2022		2021		2020
$ in thousands	Amount	% of Total ACL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL
One-to-four family	$2,005	34.1%	$716	13.7%	$731	13.0%	$1,058	20.6%	$1,055	21.3%
Multifamily	720	12.3%	1,109	21.2%	1,114	19.8%	880	17.2%	1,011	20.5%
Commercial real estate	1,222	20.8%	1,814	34.7%	1,157	20.6%	907	17.6%	812	16.4%
Construction	1	0.0%	—	0.0%	—	—%	—	—%	—	0.0%
Business	1,415	24.1%	1,139	21.8%	2,497	44.4%	1,855	36.1%	1,567	31.7%
Consumer and other	450	7.7%	449	8.6%	123	2.2%	165	3.2%	212	4.3%
Unallocated	58	1.0%	2	—%	2	0.0%	275	5.4%	289	5.8%
Total Allowance	$5,871	100.0%	$5,229	100.0%	$5,624	100.0%	$5,140	100.1%	$4,946	100.0%

The changes in the ACL by loan category was primarily due to the increase in one-to-four family and business loans during fiscal year 2024. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

Investment Activities

General.  The Bank utilizes mortgage-backed and other investment securities in its asset/liability management strategy.  In making investment decisions, the Bank considers, among other things, its yield and interest rate objectives, its interest rate and credit risk position and its liquidity and cash flow.

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2024, the Bank had no securities classified as trading.  At March 31, 2024, $48.0 million, or 96.0% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $2.0 million, or 4.0%, were classified as held-to-maturity.

    The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2024, categorized by remaining period to contractual maturity:

	Due < 1 Year			Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$—	$—	—%	$—	$—	—%	$280	$283	3.56%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	—	—	—%	20,299	15,798	1.66%
Federal National Mortgage Association	—	—	—%	—	—	—%	—	—	—%	10,975	8,636	1.61%
Total mortgage-backed securities	—	—	—%	—	—	—%	—	—	—%	31,554	24,717	1.67%
U.S. Government Agency Securities	—	—	—%	1,850	1,838	6.50%	—	—	—%	4,369	4,356	6.47%
Corporate Bonds	—	—	—%	—	—	—%	—	—	—%	5,266	3,063	2.61%
Muni securities	—	—	—%	—	—		4,683	3,961	2.44%	13,013	10,095	2.27%
Total available-for-sale	$—	$—	—%	$1,850	$1,838	6.50%	$4,683	$3,961	2.44%	$54,202	$42,231	2.37%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	18	18	3.17%	$—	$—	—%	$—	$—	—%	$274	$265	4.35%
Federal National Mortgage Association	—	—	—%	1,440	1,360	2.68%	243	229	2.33%	33	33	—%
Total held-to-maturity	$18	$18	3.17%	$1,440	$1,360	2.68%	$243	$229	2.33%	$307	$298	3.88%

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

Mortgage-backed securities constituted 3.5% of total assets at March 31, 2024, compared to 4.1% at March 31, 2023. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA mortgage-backed securities and FHLMC mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk by investing in adjustable-rate mortgage-backed securities, which at March 31, 2024, constituted $437 thousand, or 1.6%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities, refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. For available-for-sale ("AFS") securities in an unrealized loss position, management determines whether the Company has the intent to sell the security, or will more likely than not be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the ACL is written off and the amortized cost adjusted for that amount. If any incremental credit loss occurs, the amortized cost is adjusted further by the credit loss and recorded in earnings. For AFS securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management may consider various factors including downgrades in the rating of the security by rating agencies, failure of the issuer to make scheduled interest or principal payments or adverse conditions specifically related to the security. If the decline in fair value is due to credit loss, the credit loss is recorded through ACL, limited by the amount that the fair value is less than the amortized cost basis. Management has reviewed the Bank's AFS portfolio at March 31, 2024 and believes that the unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of mortgage-backed securities that are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of March 31, 2024.

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

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the

Depository Trust Company ("DTC").  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2024, Carver had a total of $60.0 million in brokered deposits, compared to $17.6 million as of March 31, 2023. The Bank secured $60.0 million in DTC brokered CDs during fiscal year 2024 to ensure the availability of sufficient liquidity for projected loan closings.

    As of March 31, 2024, the Bank has $76.7 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $84.4 million as of March 31, 2023. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the interest deferred from September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly payments subsequent to the June 2021 payment up to and including the June 2024 payment have been made. The interest rate was 8.6% at March 31, 2024.

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

REGULATION AND SUPERVISION

Enforcement Actions

On May 24, 2016, the Bank entered into a formal agreement (the "Formal Agreement") with the OCC to undertake certain compliance-related and other actions. On January 18, 2023, the Bank was released from the Formal Agreement by the OCC as further described in the Company's Current Report on Form 8-K as filed with the SEC on January 23, 2023.

The OCC has established higher minimum capital requirements for the Bank. For further information with respect to the Individual Minimum Capital Ratios (“IMCR”), effective June 29, 2016, refer to “Capital and Liquidity - Carver Federal’s Capital Position.”

The Company continues to be subject to certain requirements pursuant to the Memorandum of Understanding dated October, 20, 2016 with the FRB. The Company is subject to the restrictions on golden parachute and indemnification payments, as set forth in 12 C.F.R. Part 359. Written approval of the Federal Reserve Bank is required prior to: (1) the declaration or payment of dividends by the Company to its stockholders, (2) the declaration or payment of dividends by the Bank to the Company, (3) any distributions of interest or principal by the Company on subordinated debentures or trust preferred securities, (4) any purchases or redemptions of the Company’s stock and (5) the Company incurring, increasing or guaranteeing certain long-term debt outside the ordinary course of business. These limitations may affect our operations and financial performance.

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

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and are consistent with Carver Federal’s risk profile. The IMCR established by the OCC on June 29,

2016, as a result of the previously described Formal Agreement, requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. While the Formal Agreement was terminated on January 18, 2023, the IMCR remains in effect. At March 31, 2024, Carver Federal exceeded the capital regulatory requirements and its IMCR requirements with a common equity Tier 1 ratio of 12.00%, Tier 1 leverage ratio of 9.56%, total risk-based capital ratio of 12.98% and a Tier 1 risk-based capital ratio of 12.00%.

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

In 2023, the OCC issued guidance along with the FDIC and FRB on risks banks may face from third party relationships (e.g. relationships under which the third party provides services to the bank). The guidance outlines the agencies' views on sound risk management principles related to third party relationships, including as related to the performance of adequate due diligence on the third party, appropriate documentation of the relationship, and performance of adequate oversight and auditing in order to the limit the risks to the bank.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2024, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $11.0 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2024, the Bank maintained approximately 97% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

While CRA modernization is underway, scheduled for full implementation by 2026, the current evaluation system focuses on three tests:

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

On October 24, 2023, the OCC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits was $1.0 million and there were no related party loans at March 31, 2024.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2024, Carver paid $121 thousand in regulatory assessments.

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

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. For fiscal 2024, Carver paid $596 thousand in FDIC insurance.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the eleven regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2024 of $2.0 million.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $154 thousand and $73 thousand for fiscal years 2024 and 2023, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2024 was 9.50%.

Privacy and Cybersecurity

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

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization's ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

On July 26, 2023, the SEC issued a final rule that requires registrants, such as the Company, to (i) report material cybersecurity incidents on Form 8-K, (ii) include updated disclosure in Forms 10-K and 10-Q of previously disclosed cybersecurity incidents and disclose previously undisclosed individually immaterial incidents when a determination is made that they have become material on an aggregated basis, (iii) disclose cybersecurity policies and procedures and governance practices, including at the board and management levels in Form 10-K, and (iv) disclose the board of directors' cybersecurity expertise.

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
State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on capital allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2024. In addition, New York State imposes a tax surcharge of 30% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2024, the New York State franchise tax rate computed on capital was 0.1875%.

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on capital allocated to New York City.  For fiscal 2024, the New York City banking corporation tax rate computed on capital is 0.15%.

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

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $175.4 million, or 28.2% of our loan portfolio at March 31, 2024. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

The allowance for credit losses could be insufficient to cover Carver's actual loan losses.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to the allowance would materially decrease net income.

In addition, the OCC periodically reviews the allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. A material increase in the allowance for credit losses or loan charge-offs as required by the regulatory authorities would have a material adverse effect on the Company's financial condition and results of operations. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional impaired loans and leases and other factors, both within and outside of our control. Additions to the allowance could have a negative impact on our results of operations.

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

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Regardless of the federal regulatory minimum requirements, Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2024, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 9.56%, Common Equity Tier 1 capital ratio of 12.00%, Tier 1 risk-based capital ratio of 12.00%, and a total risk-based capital ratio of 12.98%. The application of these capital requirements, including the higher IMCR requirements, could, among other things, result in lower returns on equity, result in regulatory actions if we are unable to comply with such requirements and could limit the Bank's ability to pay dividends to the Company.

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

    Debenture interest payments on the Carver Statutory Trust I capital securities had been deferred, which is permissible under the terms of the Indenture for up to twenty consecutive quarterly periods, as the Company was prohibited from making payments without prior approval from the Federal Reserve Bank. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment on the outstanding debenture interest was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make the debenture interest payments. Quarterly interest payments are now current, up to and including the most recent one, which was due on March 18, 2024. However, there can be no assurance that our regulators will approve future payments on our outstanding trust preferred securities.

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

The high-profile bank failures involving First Republic Bank, Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness of banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in banks and the banking system more broadly.

Carver's results of operations are affected by economic conditions in the New York metropolitan area.

At March 31, 2024, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.

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

In response to improving economic conditions, the Federal Open Market Committee ("FOMC") had slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the target range of 2.25% - 2.50% that was in effect at March 31, 2019. However, as the result of the COVID-19 pandemic and the related adverse local and economic consequences, the target range was decreased to the range of 0.00% - 0.25% at March 31, 2020.  Citing strong job gains, a falling unemployment rate and "elevated" inflation, the Federal Reserve approved the first interest rate hike in more than three years on March 16, 2022, increasing the target range to 0.25% - 0.50%. The Federal Reserve continued to increase rates to the current target range of 5.25% to 5.5%, the highest level it has been in 22 years.

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

Risks Related to the Bank's Operations

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on the Company’s results of operation and financial condition.

    Effective internal control over financial reporting and disclosure controls and procedures are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company’s ongoing monitoring of internal controls, it may discover material weaknesses or significant deficiencies in its internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

    The Company continually works on improving its internal controls. However, the Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company’s internal control over financial reporting and disclosure controls and procedures could, among other things, result in losses from fraud or error, harm the Company’s reputation, or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $28.3 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $28.3 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

Risks associated with cyber-security could negatively affect our earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2024, we had 5,140,872 shares of common stock outstanding. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. During fiscal year 2022, the Company entered into a sales agreement, with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in one or more “at the market offerings.” During fiscal year 2022, we had sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during fiscal years 2023 and 2024. In the future, we may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

A future issuance of stock could dilute the value of our common stock.

We may sell additional shares of common stock, or securities convertible into or exchangeable for such shares, in subsequent public or private offerings. As of March 31, 2024, there were 5,140,872 shares of our common stock outstanding. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock. We cannot predict the size of future issuances of our common stock, or securities convertible into or exchangeable for such shares, or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Risks Related to Competitive Matters

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

    Not Applicable.

ITEM 1C.CYBERSECURITY.

Cybersecurity is a significant and integrated component of the Company’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Company’s information systems. The Company is exposed to cybersecurity threats and incidents that are aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions. While we have experienced and identified cybersecurity threats, there has been no incident which has had a material effect on the Company's business strategy, results of operations or financial condition.

The Company maintains a comprehensive information technology and cybersecurity program which includes frameworks, policies, and procedures to prevent or limit the impact of cybersecurity threats and incidents. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. The Bank's Information Security Officer and Vice President of Information Technology is responsible for implementation of the information technology security program, while the management team is responsible for administering and enforcing the policies and procedures in the program. Third party vendors are utilized to help validate our security posture and controls, and we have developed a third party vendor management program to assess and monitor risks arising from third party vendor systems. In addition, the Board of Directors and Information Security Planning Committee (ISPC) is responsible for the risk management oversight and ensuring that the processes are being implemented and functioning as designed. The ISPC Committee provides monthly reports and updates to the Board of Directors. The Board of Directors and/or ISPC Committee approves updates relating to substantial changes in technology related policies and procedures and reviews the status of Business Continuity Programs, Testing plans and results on no less than an annual basis.

While the Company, with the help of third-party service providers, has implemented security technology and established operational procedures designed to prevent or limit the impact of cybersecurity threats and incidents, such events may still occur and safeguards may not fully protect our systems from comprises or breaches which could have a material adverse effect on Carver’s financial condition and results of operations.

ITEM 2.PROPERTIES.

    The Bank currently conducts its business through one administrative office and seven branches (including the Harlem West 125th Street Main branch) and three separate ATM locations. The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2024.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2026
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2026
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2024
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2027
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2025

ATM Machines
Atlantic Terminal Mall	139 Flatbush Avenue	Brooklyn, NY	2004	Leased	4/2024
Brooklyn Navy Yard	141-07 Flushing Avenue	Brooklyn, NY	2019	Leased	10/2023
City College	160 Convent Avenue	New York, NY	2022	Leased	7/2026

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028

ITEM 3.LEGAL PROCEEDINGS

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2024, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of the date of this Annual Report on Form 10-K, we are not involved in any pending legal proceeding as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and we are not involved in any legal proceeding the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES.

    Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “CARV". At March 31, 2024, there were 5,140,872 shares of common stock outstanding, held by approximately 485 stockholders of record.

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2024, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased pursuant to the stock repurchase program during fiscal 2024.

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

Executive Summary

Carver concluded fiscal 2024 with a net loss of $3.0 million, compared to a net loss of $4.4 million for the prior year period. The change in our results of operations was primarily driven by increases in interest income and non-interest income, partially offset by increases in interest expense and non-interest expense compared to the prior fiscal year.

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. The Federal Reserve began increasing the federal funds rate at the March 2022 meeting, and is currently maintaining a target interest rate range between 5.25% and 5.5%. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. As of March 31, 2024, the City's unemployment rate remains high at 4.9%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

The closure of five banks in 2023 led to industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system from the general public. In response to these developments, the Company took a number of preemptive actions, which included proactive outreach to clients and steps to maximize its funding sources. As a result, the Company's liquidity position remains adequate. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates, will depend on future developments, which are highly uncertain and difficult to predict.

The Company is closely monitoring its asset quality, liquidity, and capital positions, as well as the credit risk in its loan portfolio. Management is actively working to minimize the current and future impact of the current business and industry environment, and is continuing to make adjustments to operations where appropriate or necessary to mitigate risk. However, these factors and events may have negative effects on the business, financial condition, and results of operations of the Company and its customers.

At the Market Offering

During fiscal year 2022, we entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock pursuant to the terms of such sales agreement, resulting in aggregate gross proceeds of approximately $3.1 million and net proceeds of $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during fiscal years 2023 and 2024.

Subsequent Events

On April 30, 2024, the Company entered into an agreement with a third party, in which the third party would provide the Company with a $25.0 million revolving unsecured long-term, below-market-rate loan to support the Bank in financing initiatives that reduce greenhouse gas emissions and promote energy efficiency in building projects, fleet upgrades to electric vehicles, and electric vehicle charging station infrastructure. The loan facility will also support the working capital and asset-specific financing needs of Minority and Women-owned Business Enterprises working on green energy projects, weatherization, electrification, and green technology.

On May 24, 2024, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria.

SELECTED FINANCIAL DATA

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2024	2023	2022	2021	2020
Selected Financial Condition Data:
Assets	$756,796	$723,224	$735,314	$676,748	$578,770
Total loans receivable, net	617,007	592,667	573,880	478,409	423,786
Investment securities	50,038	56,161	72,850	94,314	75,980
Cash and cash equivalents	59,025	42,552	61,018	75,591	47,540
Deposits	646,999	600,429	628,117	556,559	488,815
Advances from the FHLB-NY and other borrowed money	46,536	51,090	15,949	37,222	13,573
Equity	42,309	45,224	55,087	52,301	48,894
Number of deposit accounts	29,086	29,615	29,950	33,400	30,496
Number of branches	7	7	7	7	7

Operating Data:
Interest income	34,019	27,700	22,865	20,307	21,627
Interest expense	11,458	4,911	2,399	4,420	5,631
Net interest income before provision for (recovery of) loan losses	22,561	22,789	20,466	15,887	15,996
Provision for (recovery of) loan losses	83	100	603	(100)	19
Net interest income after provision for (recovery of) loan losses	22,478	22,689	19,863	15,987	15,977
Non-interest income	6,723	3,595	7,354	6,198	3,739
Non-interest expense	32,178	30,685	28,064	26,081	25,139
(Loss) income before income tax (benefit) expense	(2,977)	(4,401)	(847)	(3,896)	(5,423)
Income tax (benefit) expense	—	—	—	—	—
Net (loss) income attributable to Carver Bancorp, Inc.	(2,977)	(4,401)	(847)	(3,896)	(5,423)
Basic (loss) earnings per common share	(0.61)	(1.03)	(0.24)	(1.14)	(1.47)
Diluted (loss) earnings per common share	(0.61)	(1.03)	(0.24)	(1.14)	(1.47)

Selected Statistical Data:
Return on average assets (1)	(0.40)%	(0.62)%	(0.12)%	(0.58)%	(0.95)%
Return on average stockholders' equity (2) (10)	(7.04)%	(8.98)%	(1.54)%	(8.24)%	(10.51)%
Return on average stockholders' equity, excluding AOCI (2) (10)	(5.34)%	(7.28)%	(1.49)%	(8.25)%	(10.52)%
Net interest margin (3)	3.14%	3.33%	3.01%	2.49%	2.95%
Average interest rate spread (4)	2.70%	3.11%	2.88%	2.30%	2.69%
Efficiency ratio (5)	109.88%	116.30%	100.88%	118.09%	127.38%
Operating expense to average assets (6)	4.36%	4.34%	3.98%	3.91%	4.39%
Average stockholders' equity to average assets (7) (10)	5.74%	6.93%	7.77%	7.09%	9.00%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	7.55%	8.55%	8.05%	7.08%	9.00%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	1.56%	1.70%	1.57%	1.07%	1.19%
Non-performing loans to total loans receivable (9)	1.89%	2.05%	1.98%	1.49%	1.58%
Allowance for credit losses to total loans receivable	0.94%	0.87%	0.97%	1.06%	1.15%
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

$ in thousands	2024	2023	2022	2021	2020
Average Stockholders' Equity
Average Stockholders' Equity	$42,293	$48,984	$54,858	$47,306	$51,609
Average AOCI	(13,410)	(11,467)	(1,940)	57	43
Average Stockholders' Equity, excluding AOCI	$55,703	$60,451	$56,798	$47,249	$51,566

Return on Average Stockholders' Equity	(7.04)%	(8.98)%	(1.54)%	(8.24)%	(10.51)%
Return on Average Stockholders' Equity, excluding AOCI	(5.34)%	(7.28)%	(1.49)%	(8.25)%	(10.52)%

Average Stockholders' Equity to Average Assets	5.74%	6.93%	7.77%	7.09%	9.00%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.55%	8.55%	8.05%	7.08%	9.00%

Critical Accounting Estimates

Various elements of accounting estimates, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Carver's policy with respect to the methodologies used to determine the allowance for credit losses is the most critical accounting estimates.  This estimate is important to the presentation of Carver's financial condition and results of operations, and involves a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Such assumptions and estimates are susceptible to significant changes in today's economic environment. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition.

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. In a continued effort to combat inflation, the Federal Reserve approved the 11th interest rate hike in July 2023, raising the overnight borrowing rate 25 basis points to a target range of 5.25% to 5.5%, the highest it has been in 22 years. Interest rates were held steady at the May 2024 meeting and the Federal Reserve is not expected to start cutting rates yet. A high interest rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio.

The ACL is a valuation account that is deducted from the loan portfolio's amortized cost basis to present the net amount expected to be collected on the loans. Additions to the allowance are recognized through the provision for credit losses. Loan losses are charged off against the allowance when management believes a loan balance is deemed as uncollectible. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the ACL. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The discounted cash flow ("DCF") methodology is used for substantially all pools, applied with a 4-quarter reasonable and supportable forecast period and the loss rate reverts back to the long-term historical loss average with a 12-quarter straight-line reversion period where the ACL reflects the difference between the amortized cost and the present value of the expected cash flows.

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of March 31, 2024 were as follows:

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

•Multifamily - Carver Federal originates and purchases recourse and non-recourse multifamily loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.30x, and that the maximum loan-to-value ("LTV") at origination not exceed 70% based on the appraised value of the mortgaged property. Multifamily property lending entails additional risks compared to one-to-four family lending. These loans are dependent on the successful operation of such buildings and can be significantly impacted by economic conditions, industry concentration, valuation of the underlying properties, lease terms, occupancy/vacancy rates, and changes in market demand for multifamily units. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor.

•Commercial Real Estate ("CRE") - CRE lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. The Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor. The maximum LTV ratio on CRE loans at origination is generally 70% based on the latest appraised fair market value of the mortgaged property and the Bank generally requires a debt service coverage ratio at origination of at least 1.30x. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

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

•Consumer (including Overdraft accounts) - The Consumer portfolio includes student loans to medical students enrolled in several medical schools, throughout the United States and Caribbean, as well as unsecured consumer loans purchased from or originated through strategic partnerships with Bankers Healthcare Group, LLC and Upstart Holdings, Inc. Consumer loans are typically unsecured and more susceptible to declining economic conditions.

Because expected loss predictions may not adequately project the level of losses inherent in a portfolio, the Bank reviews a number of qualitative factors to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings deteriorate, some of the qualitative factors tend to increase.  A number of qualitative factors are considered including economic forecast uncertainty, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, impact of rising rates, external factors and other considerations. Although the quantitative calculation includes a measurement of statistical economic conditions based on national averages, an additional analysis is performed at the qualitative level that applies specifically to the Company's geographic area and the banking industry that includes reasonable and supportable forecasts.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, the Company had a negative one-year gap equal to 20.28% of total rate sensitive assets at March 31, 2024.  As a result, the Company's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates. While the Company, as a liability-sensitive institution, may benefit from a falling interest rate environment, the continued high interest rate environment may indicate another period in which compressed margins may negatively impact net interest income.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of the Company as of March 31, 2024.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Company's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing	Total
Rate Sensitive Assets:
Loans	$33,768	$75,372	$165,299	$92,035	$205,190	$47,276	$—	$618,940
Short-term investments	56,500	—	—	—	—	—	—	56,500
Long-term investments	795	2,629	6,359	6,185	15,371	24,882	—	56,221
Other assets	—	—	—	—	—	—	25,135	25,135
Total assets	$91,063	$78,001	$171,658	$98,220	$220,561	$72,158	$25,135	$756,796

Rate Sensitive Liabilities:
Non-maturity deposits	$44,256	$43,433	$25,391	$18,691	$41,528	$249,903	$—	$423,202
Term deposits	118,653	83,056	19,623	2,387	—	—	—	223,719
Borrowings	—	28,027	2,500	2,500	—	—	—	33,027
Other liabilities	—	—	—	—	—	—	34,539	34,539
Equity	—	—	—	—	—	—	42,309	42,309
Total liabilities and equity	$162,909	$154,516	$47,514	$23,578	$41,528	$249,903	$76,848	$756,796

Interest sensitivity gap	$(71,846)	$(76,515)	$124,144	$74,642	$179,033	$(177,745)	$(51,713)	$—

Cumulative interest sensitivity gap	$(71,846)	$(148,361)	$(24,217)	$50,425	$229,458	$51,713	$—	$—

Ratio of cumulative gap to total rate sensitive assets	(9.82)%	(20.28)%	(3.31)%	6.89%	31.36%	7.07%	—	—

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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. At March 31, 2024, the Company did not report any holdings in financial derivative contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2024, is an analysis of the Company's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +300/-300 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Company's current capital position.

$ in thousands	Economic Value of Equity
Change in Rate	$ Amount	$ Change	% Change
+300 bps	96,000	14,000	17.1%
+200 bps	93,000	11,000	13.4%
+100 bps	89,000	7,000	8.5%
0 bps	82,000
-100 bps	72,000	(10,000)	(12.2)%
-200 bps	57,000	(25,000)	(30.5)%
-300 bps	37,000	(45,000)	(54.9)%

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2024, 2023, and 2022.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2024			2023			2022
$ in thousands	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-Earning Assets:
Loans (1)	$609,129	$29,651	4.87%	$576,249	$25,073	4.35%	$516,687	$21,335	4.13%
Mortgage-backed securities	27,695	583	2.11%	32,512	619	1.90%	45,371	710	1.56%
Investment securities (2)	33,093	1,131	3.42%	35,467	929	2.62%	42,278	714	1.69%
Money market investments	49,032	2,654	5.41%	40,575	1,079	2.66%	75,833	106	0.14%
Total interest-earning assets	718,949	34,019	4.73%	684,803	27,700	4.04%	680,169	22,865	3.36%
Non-interest-earning assets	18,468			22,068			25,526
Total assets	$737,417			$706,871			$705,695

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$49,582	$289	0.58%	$56,437	$55	0.10%	$53,180	$30	0.06%
Savings and clubs	111,053	310	0.28%	111,508	166	0.15%	112,094	123	0.11%
Money market	156,794	2,102	1.34%	185,473	1,728	0.93%	155,719	378	0.24%
Certificates of deposit	197,830	6,370	3.22%	141,125	1,756	1.24%	152,803	1,349	0.88%
Mortgagors deposits	2,783	8	0.29%	2,969	3	0.10%	2,786	10	0.36%
Total deposits	518,042	9,079	1.75%	497,512	3,708	0.75%	476,582	1,890	0.40%
Borrowed money	45,380	2,379	5.24%	27,864	1,203	4.32%	22,923	509	2.22%
Total interest-bearing liabilities	563,422	11,458	2.03%	525,376	4,911	0.93%	499,505	2,399	0.48%
Non-interest-bearing liabilities:
Demand deposits	107,184			105,312			123,493
Other liabilities	24,518			27,199			27,839
Total liabilities	695,124			657,887			650,837
Stockholders' equity	42,293			48,984			54,858
Total liabilities & equity	$737,417			$706,871			$705,695
Net interest income		$22,561			$22,789			$20,466

Average interest rate spread			2.70%			3.11%			2.88%

Net interest margin			3.14%			3.33%			3.01%

Ratio of average interest-earning assets to interest-bearing liabilities			127.60%			130.35%			136.17%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Company's interest income and expense during the fiscal years ended March 31, 2024, 2023, and 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2024 vs. 2023 Increase (Decrease) due to			2023 vs. 2022 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$1,431	$3,147	$4,578	$2,459	$1,279	$3,738
Mortgage-backed securities	(92)	56	(36)	(201)	110	(91)
Investment securities	(62)	264	202	(115)	330	215
Money market investments	225	1,350	1,575	(49)	1,022	973
Total interest-earning assets	1,502	4,817	6,319	2,094	2,741	4,835

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	(6)	240	234	1	24	25
Savings and clubs	(1)	145	144	(1)	44	43
Money market	(268)	642	374	72	1,278	1,350
Certificates of deposit	705	3,909	4,614	(103)	510	407
Mortgagors deposits	—	5	5	1	(8)	(7)
Total deposits	430	4,941	5,371	(30)	1,848	1,818
Borrowed money	755	421	1,176	110	584	694
Total interest-bearing liabilities	1,185	5,362	6,547	80	2,432	2,512

Net change in net interest income	$317	$(545)	$(228)	$2,014	$309	$2,323

Comparison of Financial Condition at March 31, 2024 and 2023

Assets

At March 31, 2024, total assets were $756.8 million, reflecting an increase of $33.6 million, or 4.6%, from total assets of $723.2 million at March 31, 2023. The increase was primarily attributable to increases of $16.4 million in cash and cash equivalents and $24.3 million in the Bank's net loan portfolio, partially offset by a decrease of $6.2 million in the Bank's investment portfolio.

Total cash and cash equivalents increased $16.4 million, or 38.5%, from $42.6 million at March 31, 2023 to $59.0 million at March 31, 2024. The increase in cash was primarily due to an increase in total deposits and paydowns received on investment securities, partially offset by net loan activity and a decrease in advances from the FHLB-NY and other borrowed money. In addition, the Bank received $2.5 million during the second quarter for the CDFI Fund's Equitable Recovery Program (ERP) award.

    Total investment securities decreased $6.2 million, or 11.0%, to $50.0 million at March 31, 2024, compared to $56.2 million at March 31, 2023 due to scheduled principal payments received of approximately $5.3 million and a $0.5 million increase in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans increased $25.0 million, or 4.2%, to $622.9 million at March 31, 2024, compared to $597.9 million at March 31, 2023, primarily due to new loan originations of $61.7 million and loan pool purchases of $31.5 million. These were partially offset by attrition and payoffs of $68.2 million. The level of payoffs during the current fiscal year, significantly lower than the prior period's, can be attributed to borrowers continuing to sell commercial real estate, although now at a slower pace, in order to lock in values, as well as paydowns on lines of credit for borrowers looking for opportunities to reduce interest expense in the current rate environment.

Liabilities and Equity

Liabilities

    Total liabilities increased $36.5 million, or 5.4%, to $714.5 million at March 31, 2024, compared to $678.0 million at March 31, 2023, primarily due to an increase in total deposits, partially offset by a decrease in advances from the FHLB-NY and other borrowed money.

    Deposits increased $46.6 million, or 7.8%, to $647.0 million at March 31, 2024, compared to $600.4 million at March 31, 2023. The increase was primarily related to increases in money market and certificate of deposit accounts, market-rate products for which the rates increased over the current fiscal year period. As of March 31, 2024 and 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $91.0 million and $116.8 million, respectively. These uninsured balances disclosed do not consider that FDIC insurance can be further extended by claimant within certain law firm deposit accounts. In addition, as of March 31, 2024, the aggregate amount of all our uninsured certificates of deposit was $19.5 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. See Note 8 to Consolidated Financial Statements for additional information on our deposits.

    Advances from the FHLB-NY and other borrowed money decreased $4.6 million, or 9.0%, to $46.5 million at March 31, 2024, compared to $51.1 million at March 31, 2023. The Bank repaid a $10.0 million overnight advance secured from the FHLB-NY on March 31, 2023 and secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter. At March 31, 2024, the Bank had $28.0 million outstanding advances from the FHLB-NY. In addition, the Company borrowed $2.5 million through a long-term unsecured, below-market rate term loan from a third party to finance eligible loans offered through the Bank's community investment initiatives and loan programs.

Equity

Total equity decreased $2.9 million, or 6.4%, to $42.3 million at March 31, 2024, compared to $45.2 million at March 31, 2023. The decrease was due to a net loss of $3.0 million, coupled with an increase of $0.5 million in unrealized losses on securities available-for-sale for the twelve month period ended March 31, 2024. In addition, the Bank recorded a $0.7 million decrease to retained earnings to reflect the cumulative effect adjustment related to the adoption of CECL (Topic 326), effective April 1, 2023. These decreases were partially offset by a $1.0 million increase in capital as a result of the issuance of common shares in a private placement during the second quarter.

Comparison of Operating Results for the Years Ended March 31, 2024 and 2023

Net Loss

    The Company reported a net loss of $3.0 million for fiscal year 2024, compared to a net loss of $4.4 million for the prior year period. The change in our results was primarily driven by increases in interest income and non-interest income, partially offset by an increase in non-interest expense compared to the prior fiscal year.

Net Interest Income

    Net interest income decreased $0.2 million, or 0.9%, to $22.6 million for fiscal year 2024, compared to $22.8 million for the prior year period. The decrease was attributable to a $6.6 million increase in interest expense, partially offset by a $6.3 million increase in interest income for the period.

    Interest income increased $6.3 million, or 22.7%, to $34.0 million, compared to $27.7 million for the prior year period. Interest income on loans increased $4.6 million, or 18.3%, primarily due to an increase in the average yield on the portfolio of 52 basis points, coupled with a $32.9 million, or 5.7%, increase in average loan balances. Interest income on money market investments increased $1.6 million to $2.7 million, compared to $1.1 million for the prior year period, due to an increase in average interest rates of 2.75% on the Bank's interest-bearing account at the Federal Reserve Bank. Interest income on investment securities was also higher, despite a decrease of $7.2 million in average balances, due to an average increase in yields of 54 basis points compared to the prior year period.

    Interest expense increased $6.6 million to $11.5 million, compared to $4.9 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits and borrowing costs for the comparative period. Interest expense on deposits increased $5.4 million, primarily due to an increase in the average rates paid on money market and certificate of deposit accounts. Interest expense on borrowings increased $1.2 million from the prior fiscal year, due to increases in both the average outstanding balances of $17.5 million and average borrowing rates of 92 basis points.

Provision for Credit Losses

    The Bank recorded an $83 thousand provision for credit loss for fiscal year 2024, compared to a $100 thousand provision for loan loss for the prior year period. For the year ended March 31, 2024, net charge-offs of $109 thousand were recognized, compared to net charge-offs of $495 thousand in the prior year period. Total charge-offs of $170 thousand were recognized for fiscal year 2024, compared to total charge-offs of $727 thousand for the prior fiscal year. At March 31, 2024, nonaccrual loans totaled $11.8 million, or 1.6% of total assets, compared to $12.3 million, or 1.7% of total assets at March 31, 2023. The ACL was $5.9 million at March 31, 2024, which represents a ratio of the ACL to nonaccrual loans of 49.9%, compared to 42.6% at March 31, 2023. The ratio of the ACL to total loans receivable, excluding PPP loans, was 0.94% at March 31, 2024, compared to 0.88% at March 31, 2023.

Non-interest Income

    Non-interest income for the twelve months ended March 31, 2024 increased $3.1 million, or 86.1%, to $6.7 million compared to $3.6 million in the prior year period. Non-interest income for the current fiscal year included $2.4 million grant income recognized from the Bank's award through the CDFI Fund's Equitable Recovery Program. The Bank also recognized $0.5 million grant income associated with a loan program no longer in existence, that had been transferred to the Bank through an acquired institution. In addition, other non-interest income included a $296 thousand death benefit recorded in BOLI income during the third quarter of the current fiscal year.

Non-interest Expense

    Non-interest expense for the twelve months ended March 31, 2024 increased $1.5 million, or 4.9%, to $32.2 million compared to $30.7 million for the prior year period. Employee compensation and benefits increased compared to the prior year period due to the Company's transition to a new payroll and benefits administrator during the first quarter of the current fiscal year, and new permanent staff hired to replace temporary consultants. Data processing expense was higher due to upgraded cybersecurity systems and the implementation of service contracts for new consumer loan and deposit products. Other non-interest expense increased due to higher legal costs associated with an activist shareholder and audit fees related to the CECL implementation. In addition, operating charge-offs were higher compared to the prior year period due to a higher number of check fraud incidents.

Income Taxes

    The Company did not have any federal, state and local income tax expense as of March 31, 2024 and 2023. State and local capital tax expenses of $162 thousand and $215 thousand for fiscal years 2024 and 2023, respectively, were included in other non-interest expense on the statements of operations.

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

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $4.6 million during fiscal year 2024 as the Bank repaid a $10.0 million overnight advance secured from the FHLB-NY on March 31, 2023 and secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter of the current fiscal year. In addition, the Company borrowed $2.5 million through a long-term unsecured, below-market rate term loan from a third party to finance eligible loans offered through the Bank's community investment initiatives and loan programs. At March 31, 2024, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $7.8 million on a secured basis, utilizing mortgage-related loans and securities as collateral. At March 31, 2024, the Bank had $28.0 million outstanding advances from the FHLB-NY. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in long-term subordinated debt securities and $5.0 million in low interest loans outstanding as of March 31, 2024.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2024 and 2023, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $59.0 million and $42.6 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, we have sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the placement agent. There were no additional offerings during fiscal years 2023 and 2024.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2024, total cash and cash equivalents increased $16.4 million to $59.0 million reflecting cash provided by financing activities of $43.1 million, partially offset by cash used in investing activities of $20.1 million and cash used in operating activities of $6.6 million. Net cash used in operating activities totaled $6.6 million. Net cash used in investing activities of $20.1 million was attributable to loan purchases, partially offset by loan repayments and payoffs, net of originations and investment paydowns. Net cash provided by financing activities of $43.1 million resulted from a $46.6 million increase in net deposits, partially offset by a $4.6 million decrease in net borrowings. The Bank repaid a $10.0 million FHLB-NY overnight advance secured on March 31, 2023 and secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program during the second quarter of the current fiscal year. The Company also borrowed $2.5 million through a long-term unsecured below-market rate term loan from a third party to finance eligible loans offered through the Bank's community investment initiatives and loan programs. In addition, the Company issued common shares in a private placement transaction during the second quarter for gross proceeds of $1.0 million.

Potential Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the FNMA. The loans were sold to FNMA with the standard representations and warranties for loans sold to the GSE's.  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At March 31, 2024 the Bank continues to service 76 loans with a principal balance of $11.4 million for FNMA that had been sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $86 thousand as of March 31, 2024. The table below summarizes changes in our representation and warranty reserves in fiscal 2024:

$ in thousands	March 31, 2024
Representation and warranty repurchase reserve, as of March 31, 2023 (1)	$95
Net adjustment to reserve for repurchase losses (2)	(9)
Representation and warranty repurchase reserve, as of March 31, 2024 (1)	$86

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases.  At March 31, 2024, the Bank had $4.9 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. See Note 15 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments at March 31, 2024.

The Bank has contractual obligations at March 31, 2024 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposit	$224,684	$198,524	$22,278	$3,881	$1
Debt obligations:
FHLB advances	28,136	28,136	—	—	—
Other borrowings	5,113	3	2,606	2,504	—
Guaranteed preferred beneficial interest in junior subordinated debentures	13,448	—	—	—	13,448
Total debt obligations	46,697	28,139	2,606	2,504	13,448
Operating lease obligations:
Lease obligations for rental properties	11,367	2,705	5,127	3,349	186
Total contractual obligations	$282,748	$229,368	$30,011	$9,734	$13,635

Variable Interest Entities ("VIEs")

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At March 31, 2024, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

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

 At March 31, 2024, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio of 12.00%, 9.56%, 12.00% and 12.98%, respectively.  For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of April 1, 2023, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 2 and 4 to the Company’s consolidated financial statements, the Company had a gross loan portfolio of $622.9 million and related allowance for credit losses (“allowance”) of $5.9 million as of March 31, 2024. The allowance includes a reserve on the pooled loans of $5.8 million and a reserve on the individually analyzed loans of $0.008 million. The allowance consists of quantitative and qualitative components. The Company considers historical loss experience, forecasted business conditions, as well as reasonable and supportable forecasts to develop the quantitative component. The quantitative component is then adjusted for qualitative risk factors. The economic forecast uncertainty qualitative factor involves significant assumptions that require a high degree of management’s judgment.

We identified the economic forecast uncertainty qualitative factor used by management to determine the allowance for credit losses as a critical audit matter. The inherent uncertainty in estimating forecasts requires management to make significant judgements and assumptions with respect to the economic forecast uncertainty qualitative factor. Auditing such assumptions required a high degree of auditor judgment and an increased auditor effort.

The primary procedures we performed to address this critical audit matter included:

•Testing the appropriateness of the data used by management in determining the economic forecast uncertainty qualitative factor by agreeing it back to third-party source data.

•Evaluating the reasonableness of the economic forecast uncertainty factor used by management by independently evaluating the market information and historical trends.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2016.
New York, NY
July 16, 2024

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2024	March 31, 2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$58,522	$42,298
Money market investments	503	254
Total cash and cash equivalents	59,025	42,552
Investment securities:
Available-for-sale, at fair value	48,030	53,843
Held-to-maturity, at amortized cost (fair value of $1,905 and $2,221, respectively)	2,008	2,318
Total investment securities	50,038	56,161
Loans receivable:
Real estate mortgage loans	437,577	423,349
Commercial business loans	169,602	166,908
Consumer loans	15,699	7,639
Loans, net of deferred fees and costs	622,878	597,896
Allowance for credit losses	(5,871)	(5,229)
Total loans receivable, net	617,007	592,667
Premises and equipment, net	2,567	3,174
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,004	2,266
Accrued interest receivable	3,662	1,911
Right-of-use assets	9,844	12,311
Other assets	12,649	12,182
Total assets	$756,796	$723,224

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$102,013	$109,401
Interest-bearing deposits
Interest-bearing checking	46,358	49,473
Savings	113,187	109,210
Money market	159,105	150,348
Certificates of deposit	223,719	178,694
Escrow	2,617	3,303
Total interest-bearing deposits	544,986	491,028
Total deposits	646,999	600,429
Advances from the FHLB-NY and other borrowed money	46,536	51,090
Operating lease liability	10,616	13,173
Other liabilities	10,336	13,308
Total liabilities	714,487	678,000
Commitments and contingencies (Note 15)	—	—

EQUITY
Preferred stock (par value $0.01 per share: 9,557 and 13,201 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,557	13,201
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 7,644,675 and 6,799,410 issued; 5,140,872 and 4,295,607 shares outstanding, respectively)	77	68
Additional paid-in capital	87,660	82,805
Accumulated deficit	(51,549)	(47,904)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(12,705)	(12,215)
Total equity	42,309	45,224
Total liabilities and equity	$756,796	$723,224
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2024	2023
Interest income:
Loans	$29,651	$25,073
Mortgage-backed securities	583	619
Investment securities	1,131	929
Money market investments	2,654	1,079
Total interest income	34,019	27,700

Interest expense:
Deposits	9,079	3,708
Advances and other borrowed money	2,379	1,203
Total interest expense	11,458	4,911

Net interest income	22,561	22,789
Provision for credit losses	83	100
Net interest income after provision for credit losses	22,478	22,689

Non-interest income:
Depository fees and charges	2,208	2,197
Loan fees and service charges	493	480
Gain on sale of loans, net	30	107
Grant income	3,050	439
Other	942	372
Total non-interest income	6,723	3,595

Non-interest expense:
Employee compensation and benefits	13,548	13,186
Net occupancy expense	4,545	4,604
Equipment, net	2,047	2,240
Data processing	2,972	2,562
Consulting fees	481	505
Federal deposit insurance premiums	596	389
Other	7,989	7,199
Total non-interest expense	32,178	30,685

Loss before income tax expense	(2,977)	(4,401)
Income tax expense	—	—
Net loss	$(2,977)	$(4,401)

Loss per common share:
Basic	$(0.61)	$(1.03)
Diluted	$(0.61)	$(1.03)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended March 31,
$ in thousands	2024	2023
Net loss	$(2,977)	$(4,401)
Other comprehensive loss, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(490)	(5,553)
Total other comprehensive loss, net of tax	(490)	(5,553)
Total comprehensive loss, net of tax	$(3,467)	$(9,954)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2022	25,928	67	82,165	(43,503)	(2,908)	(6,662)	55,087
Net loss	—	—	—	(4,401)	—	—	(4,401)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,553)	(5,553)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense		—	91		—		91
Balance—March 31, 2023	25,378	68	82,805	(47,904)	(2,908)	(12,215)	45,224
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	(668)	—	—	(668)
Net loss	—	—	—	(2,977)	—	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	—	(490)	(490)
Conversion of Series D preferred stock to common stock	(3,644)	5	3,639	—	—	—	—
Issuance of common stock	—	4	996	—	—	—	1,000
Stock based compensation expense	—	—	220	—	—	—	220
Balance—March 31, 2024	$21,734	$77	$87,660	$(51,549)	$(2,908)	$(12,705)	$42,309

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,977)	$(4,401)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	83	100
Stock based compensation expense	220	91
Depreciation and amortization expense	965	1,058
Gain on sale of loans, net	(30)	(107)
Amortization and accretion of loan premiums and discounts and deferred charges	216	(202)
Amortization and accretion of premiums and discounts - securities	298	397
(Increase) decrease in accrued interest receivable	(1,751)	503
(Increase) decrease in other assets	(541)	480
Decrease in other liabilities	(3,054)	(8,432)
Net cash used in operating activities	(6,571)	(10,513)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	5,032	7,812
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	304	2,927
Purchase of bank-owned life insurance	—	(5,000)
Loans held-for-investment, net of (originations) and repayments/payoffs and maturities	6,275	(9,934)
Purchase of equity investment	(603)	—
Loans purchased from third parties	(31,526)	(14,289)
Proceeds from participation loans sold	—	4,000
Proceeds from sale of loans	563	1,129
Redemption (purchase) of FHLB-NY stock	262	(1,682)
Purchase of premises and equipment	(360)	(225)
Net cash used in investing activities	(20,053)	(15,262)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	46,570	(27,688)
Proceeds from short-term borrowings	—	10,000
Repayment of short-term borrowings	(10,000)	—
Proceeds from long-term borrowings	5,527	25,000
Repayment of long-term borrowings	—	(3)
Issuance of common stock	1,000	—
Net cash provided by financing activities	43,097	7,309
Net increase (decrease) in cash and cash equivalents	16,473	(18,466)
Cash and cash equivalents at beginning of period	42,552	61,018
Cash and cash equivalents at end of period	$59,025	$42,552

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of right-of-use asset	$—	$1,103
Recognition of operating lease liability	—	1,103
Recognition of finance lease asset	—	183
Recognition of finance lease liability	—	183
Conversion of preferred stock to common stock	3,644	550

Cash paid for:
Interest	$10,711	$4,621
Income taxes	232	193

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

In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the June 2024 payment have been made. The interest rate was 8.64% and the accrued interest was $45 thousand at March 31, 2024.

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

Regulation

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, the Bank was required to obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers, paying dividends and entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. As a result of the Agreement, Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. The Agreement was terminated on January 18, 2023. The IMCR remains in effect.

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

Variable interest entities (“VIEs”) are consolidated, as required, when Carver has a controlling financial interest in these entities and is deemed to be the primary beneficiary. Carver is normally deemed to have a controlling financial interest and be the primary beneficiary if it has both (a) the power to direct activities of a VIE that most significantly impact the entity's economic performance; and (b) the obligation to absorb losses of the entity that could benefit from the activities that could potentially be significant to the VIE.

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

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. The Federal Reserve began increasing the federal funds rate at the March 2022 meeting, and is currently maintaining a target interest rate range between 5.25% and 5.5%. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City's unemployment rate remains high at 4.9%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

The closure of five banks in 2023 led to industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding confidence in the banking system from the general public. In response to these developments, the Company took a number of preemptive actions, which included proactive outreach to clients and steps to maximize its funding sources. As a result, the Company's liquidity position remains adequate. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates, will depend on future developments, which are highly uncertain and difficult to predict.

The Company is closely monitoring its asset quality, liquidity, and capital positions, as well as the credit risk in its loan portfolio. Management is actively working to minimize the current and future impact of the current business and industry environment, and is continuing to make adjustments to operations where appropriate or necessary to mitigate risk. However, these factors and events may have negative effects on the business, financial condition, and results of operations of the Company and its customers.

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

Investment Securities

When purchased, debt securities are designated as either investment securities held-to-maturity, available-for-sale or trading.  Securities are classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity.  Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. The Bank's held-to-maturity portfolio consists of mortgage-backed securities that are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses was recorded on securities held-to-maturity as of March 31, 2024.

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

The Bank conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. For available-for-sale securities in an unrealized loss position, management determines whether the Company has the intent to sell the security, or will more likely than not be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the allowance for credit loss ("ACL") is written off and the amortized cost adjusted for that amount. If any incremental credit loss occurs, the amortized cost is adjusted further by the credit loss and recorded in earnings. For AFS securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management may consider various factors including downgrades in the rating of the security by rating agencies, failure of the issuer to make scheduled interest or principal payments or adverse conditions specifically related to the security. If the decline in fair value is due to credit loss, the credit loss is recorded through ACL, limited by the amount that the fair value is less than the amortized cost basis. Losses related to non-credit related factors will be recorded in other comprehensive income. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an available-for-sale security is confirmed, or when either of the criteria regarding intent or requirement to sell is met. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

For periods prior to the Company's April 1, 2023 adoption of ASC 326, management conducted periodic reviews on at least a quarterly basis to evaluate securities for other-than-temporary impairment ("OTTI"). The amount of OTTI when there were credit and non-credit losses on a debt security that the Bank did not intend to sell, and was more likely than not would not be required to sell prior to the recovery of the non-credit impairment, the portion of the total impairment that was attributable to the credit loss was recognized in earnings. The remaining difference between the debt security's amortized cost basis and its fair value would be included in other comprehensive income (loss). There were no OTTI charges recorded during the fiscal year ended March 31, 2023.

Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.

Loans Held-for-Sale

    Loans are only transferred to held-for-sale classification upon the determination by Carver to sell a loan. Held-for-sale loans are carried at the lower of cost or fair value.  If a loan is transferred to held-for sale, any previously recorded allowance for credit loss is reversed into earnings and a valuation allowance would be recognized. Subsequent changes in fair value are recognized in earnings as a valuation allowance. The valuation methodology for loans held-for-sale varies based upon the circumstances.  Held-for-sale values may be based upon accepted offer amounts, appraised value of underlying mortgaged premises, prior loan loss experience of Carver in connection with recent loan sales for the loan type in question, and/or other acceptable valuation methods.

Loans Receivable

Loans receivable are carried at unpaid principal balances plus unamortized premiums, certain deferred direct loan origination costs and deferred loan origination fees and discounts, less the allowance for credit losses and charge-offs.

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

Loans are placed on nonaccrual status when they are past due 90 days or more as to contractual obligations or when other circumstances indicate that collection is not probable.  When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current interest income.  Payments received on a nonaccrual loan are either applied to protective advances, the outstanding principal balance or recorded as interest income, depending on an assessment of the ability to collect the loan.  A nonaccrual loan may be restored to accrual status when principal and interest payments have been brought current and the loan has performed in accordance with its contractual terms for a reasonable period (generally six months).

Allowance for Credit Losses ("ACL")

For periods prior to the Company's April 1, 2023 adoption of ASC 326, the Bank utilized an impairment model based on incurred losses in estimating the allowance for loan and lease losses ("ALLL"). Under this approach, the Bank maintained a general reserve allowance for homogeneous pools of loans based upon historical loss factors and applied a risk factor to each pool that determined the level of general reserves for that specific pool and the Bank's loss emergence period ("LEP") assumptions, which represented the Bank's estimate of the average amount of time from the point at which a loss is incurred to the point at which the loss is confirmed. Because actual loss experience may not adequately predict the level of losses inherent in a portfolio, the Bank reviewed qualitative factors to determine if reserves should be adjusted based upon any of those factors. Carver also maintained a specific reserve allowance for criticized and classified loans individually reviewed for impairment. The amount assigned to the specific reserve allowance was individually determined based upon (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the loan's observable market price, or (3) the fair value of the collateral if the loan was collateral dependent.

The ALLL was replaced by the ACL upon adoption of the current expected credit loss model ("CECL") under ASC 326. The ACL is a valuation account that is deducted from the loan portfolio's amortized cost basis to present the net amount expected to be collected on the loans. Additions to the allowance are recognized through the provision for credit losses. Loan losses are charged off against the allowance when management believes a loan balance is deemed as uncollectible.

Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the ACL. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and a reversion to historical after the reasonable and supportable period. Expected credit losses were estimated using a regression model based on historical data from the Company and peer institutions. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors. The discounted cash flow ("DCF") methodology is used for substantially all pools, applied with a 4-quarter reasonable and supportable forecast period and the loss rate reverts back to the long-term historical loss average with a 12-quarter straight-line reversion period where the ACL reflects the difference between the amortized cost and the present value of the expected cash flows (including prepayments and defaults). The expected cash flows are discounted at the effective interest rate and the entire change in present value is reported as a provision for credit loss (or reversal of credit loss). On a quarterly basis, management considers probability of default utilizing economic forecasts including civilian unemployment rates and CPI index, and loss given default assumptions using Frye-Jacobs estimations.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The following discussion describes the general risks associated with the Bank's loan portfolio segments:

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

•Multifamily - Carver Federal originates and purchases recourse and non-recourse multifamily loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.30x, and that the maximum loan-to-value ("LTV") at origination not exceed 70% based on the appraised value of the mortgaged property. Multifamily property lending entails additional risks compared to one-to-four family lending. These loans are dependent on the successful operation of such buildings and can be significantly impacted by economic conditions, industry concentration, valuation of the underlying properties, lease terms, occupancy/vacancy rates, and changes in market demand for multifamily units. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor.

•Commercial Real Estate ("CRE") - CRE lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. The Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor. The maximum LTV ratio on CRE loans at origination is generally 70% based on the latest appraised fair market value of the mortgaged property and the Bank generally requires a debt service coverage ratio at origination of at least 1.30x. The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

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

•Consumer (including Overdraft accounts) - The Consumer portfolio includes student loans to medical students enrolled in several medical schools throughout the United States and Caribbean, as well as unsecured consumer loans purchased from or originated through strategic partnerships with Bankers Healthcare Group, LLC and Upstart Holdings, Inc. Consumer loans are typically unsecured and more susceptible to declining economic conditions.

Because expected loss predictions may not adequately project the level of losses inherent in a portfolio, the Bank reviews a number of qualitative factors on a quarterly basis to determine if reserves should be adjusted based upon any of those factors.  As the risk ratings deteriorate, some of the qualitative factors tend to increase.  A number of qualitative factors are considered including economic forecast uncertainty, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, impact of rising rates, external factors and other considerations. Although the quantitative calculation includes a measurement of statistical economic conditions based on national averages, an additional analysis is performed at the qualitative level that applies specifically to the Company's geographic area and the banking industry that includes reasonable and supportable forecasts.

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

Concentration of Risk

The Bank's principal lending activities are concentrated in loans secured by real estate, a substantial portion of which are located in New York City.  Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in New York's real estate market conditions. Qualitative factors in the ACL calculation considers the Bank's concentration risk.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. FHLB stock does not have a readily determinable fair value and we do not consider these shares to be impaired at March 31, 2024 and 2023. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $140 thousand and $152 thousand, respectively, at March 31, 2024 and 2023, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Changes in fair value are included in Non-Interest Income in the consolidated statements of operations. Servicing fee income of $44 thousand and $41 thousand, respectively, was recognized during the years ended March 31, 2024 and 2023, and is included in Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value, less estimated selling costs, at the date of acquisition. Any subsequent adjustments will be to the lower of cost or fair value and included in Non-Interest Expense in the consolidated statements of operations. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred and are included in Non-Interest Expense in the consolidated statements of operations. As of March 31, 2024, the Bank held $52 thousand in a foreclosed residential real estate property as a result of obtaining physical possession. In addition, as of March 31, 2024 and 2023, we had residential loans with a carrying value of $2.7 million and $3.1 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Reserve for Off-Balance Sheet Credit Exposure

    In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company estimates a reserve for expected credit losses on loan commitments over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Bank does not record any reserve for unconditionally cancellable unfunded lending commitment since the exposure may be canceled to prevent future credit loss. Reserves for unfunded lending commitments that are not unconditionally cancellable are included in Other Liabilities in the consolidated statements of financial condition and Non-Interest Expense in the consolidated statements of operations. Management will consider the likelihood that funding will occur and use the discount rate based on the associated pooled loan analysis loss rate to calculate the estimated expected credit losses. The Company recorded a provision for credit loss for off-balance sheet credit exposures of $1 thousand for the fiscal year ended March 31, 2024, The ACL on off-balance sheet credit exposures was $9 thousand as of March 31, 2024.

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

Transfers of Financial Assets

    Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the criteria for sales accounting is not met, the Company will continue to recognize the financial asset and recognize an associated secured borrowing.

Recent Accounting Standards

Accounting Standards Recently Adopted

On April 1, 2023, the Company adopted ASC 326, which replaces the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. Under the CECL model, the allowance for credit losses ("ACL") is a valuation allowance tat is deducted from the amortized cost basis of certain financial assets, including loans, held-to-maturity securities, and other receivables, to present the net carrying value at the amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This differs from the incurred loss model, which delays recognition of credit losses until it is probable a loss has been incurred. The Company applied the new guidance with a cumulative-effect adjustment to retained earnings as of April 1, 2023, using the modified-retrospective approach. Results for reporting periods beginning after April 1, 2023 are presented under CECL. Prior period amounts have not been restated and are reported in accordance with the incurred loss method. The adoption of ASC 326 resulted in an increase of $0.7 million to the allowance for credit losses related to loans and to the opening balance of accumulated deficit for the year ended March 31, 2024. There was no material impact for other assets within the scope of the new CECL guidance, such as held-to-maturity debt securities and other receivables.

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

In November 2023, the FASB issued ASU No. 2023-07 "Segment Report (Topic 280): Improvements to Reportable Segment Disclosures" to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 (for the

Company, the fiscal year ending March 31, 2025), and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company does not expect the adoption of this ASU to have a material impact on the Company's financial statements.

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

NOTE 3.INVESTMENT SECURITIES

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At March 31, 2024, securities with fair value of $48.0 million, or 96.0%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $2.0 million, or 4.0%, were classified as held-to-maturity, compared to $53.8 million and $2.3 million at March 31, 2023, respectively. The Bank had no securities classified as trading at March 31, 2024 and March 31, 2023.

Other investments as of March 31, 2024 primarily consists of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.3 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investments and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.9 million at March 31, 2024 and are included in Other Assets on the Statements of Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2024 and March 31, 2023:

	At March 31, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$280	$4	$(1)	$283
Federal Home Loan Mortgage Corporation	20,299	—	(4,501)	15,798
Federal National Mortgage Association	10,975	—	(2,339)	8,636
Total mortgage-backed securities	31,554	4	(6,841)	24,717
U.S. Government Agency Securities	6,219	—	(25)	6,194
Corporate Bonds	5,266	—	(2,203)	3,063
Muni Securities	17,696	—	(3,640)	14,056
Total available-for-sale	$60,735	$4	$(12,709)	$48,030

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$292	$—	$(9)	$283
Federal National Mortgage Association	1,716	—	(94)	1,622
Total held-to-maturity	$2,008	$—	$(103)	$1,905

	At March 31, 2023
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$341	$1	$(1)	$341
Federal Home Loan Mortgage Corporation	21,651	—	(4,051)	17,600
Federal National Mortgage Association	11,714	—	(2,212)	9,502
Total mortgage-backed securities	33,706	1	(6,264)	27,443
U.S. Government Agency Securities	9,364	—	(38)	9,326
Corporate Bonds	5,269	—	(2,177)	3,092
Muni Securities	17,719	—	(3,737)	13,982
Total available-for-sale	$66,058	$1	$(12,216)	$53,843

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$366	$—	$(3)	$363
Federal National Mortgage Association	1,952	—	(94)	1,858
Total held-to-maturity	$2,318	$—	$(97)	$2,221

There were no sales of available-for-sale securities and held-to-maturity securities for the year ended March 31, 2024 and March 31, 2023.

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

At March 31, 2024, the Bank pledged mortgage-backed securities of $0.3 million and $2.2 million as collateral for public funds deposits and advances from the FHLB-NY, respectively.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2024 and March 31, 2023 for less than 12 months and 12 months or longer:

	At March 31, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,841)	$24,468	$(6,841)	$24,468
U.S. Government Agency Securities	(2)	1,273	(23)	4,921	(25)	6,194
Corporate bonds	—	—	(2,203)	3,063	(2,203)	3,063
Muni securities	—	—	(3,640)	14,056	(3,640)	14,056
Total available-for-sale securities	$(2)	$1,273	$(12,707)	$46,508	$(12,709)	$47,781
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(103)	$1,872	$(103)	$1,872
Total held-to-maturity securities	$—	$—	$(103)	$1,872	$(103)	$1,872

	At March 31, 2023
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,264)	$27,146	$(6,264)	$27,146
U.S. Government Agency Securities	(13)	4,075	(25)	5,251	(38)	9,326
Corporate bonds	—	—	(2,177)	3,092	(2,177)	3,092
Muni securities	—	—	(3,737)	13,982	(3,737)	13,982
Total available-for-sale securities	$(13)	$4,075	$(12,203)	$49,471	$(12,216)	$53,546
Held-to-Maturity:
Mortgage-backed securities	$(3)	$363	$(94)	$1,822	$(97)	$2,185
Total held-to-maturity securities	$(3)	$363	$(94)	$1,822	$(97)	$2,185

A total of 24 securities had an unrealized loss at March 31, 2024 and March 31, 2023. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 51.2%, 13.0%, 29.4% and 6.4%, respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2024. There were eight mortgage-backed securities, two U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at March 31, 2024. Management has evaluated available-for-sale securities that are in an unrealized loss position and determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities which are backed by explicit U.S. government guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. government agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of mortgage-backed securities that are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of March 31, 2024.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2024, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	1,850	1,838	6.50%
Five through ten years	4,684	3,961	2.44%
After ten years	22,647	17,514	3.37%
Mortgage-backed securities	31,554	24,717	1.67%
	$60,735	$48,030	2.54%
Held-to-maturity:
Mortgage-backed securities	$2,008	$1,905	2.82%

NOTE 4.LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of loans receivable, net of allowance for credit losses at March 31:

	March 31, 2024		March 31, 2023
$ in thousands	Amount	%	Amount	%
One-to-four family	$82,787	13.3%	$65,808	11.0%
Multifamily	177,203	28.4%	179,117	30.0%
Commercial real estate	175,384	28.2%	178,424	29.8%
Construction	2,203	0.4%	—	—%
Business (1)	169,602	27.2%	166,908	27.9%
Consumer (2)	15,699	2.5%	7,639	1.3%
Total loans receivable	622,878	100.0%	597,896	100.0%

Allowance for credit losses	(5,871)		(5,229)
Total loans receivable, net	$617,007		$592,667
(1) Includes business overdrafts of $73 thousand and $11 thousand as of March 31, 2024 and 2023, respectively
(2) Includes consumer overdrafts of $15 thousand and $19 thousand as of March 31, 2024 and 2023, respectively

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $2.9 million and $2.8 million at March 31, 2024 and 2023, respectively. During fiscal year 2024, the Bank purchased $31.5 million loans at par, comprised of $20.0 million one-to-four family, $0.2 million business and $11.3 million consumer loans. The Bank purchased $14.3 million loans at par during fiscal year 2023, comprised of $4.0 million one-to-four family, $5.8 million commercial real estate, $0.6 million business and $3.9 million consumer loans.

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $11.6 million and $12.6 million at March 31, 2024 and 2023, respectively.

At March 31, 2024 the Bank pledged $48.0 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The Bank participated as a lender in the Paycheck Protection Program ("PPP"), which opened on April 3, 2020. As part of the CARES Act, the Small Business Administration ("SBA") was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ACL reserves required. As of March 31, 2024, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Business loans included PPP loans outstanding totaling $268 thousand as of March 31, 2024. The net loan origination fees on these loans totaled approximately $3 thousand and are being recognized into interest income on loans over the 2-year and 5-year stated maturity terms of the PPP loans using the straight-line deferral method. The Bank continues to receive debt forgiveness payments on PPP loans closed during the first and second rounds of the program. As the loans are paid off, the remaining net deferred origination fees are accelerated into income.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves for the fiscal year ended March 31, 2024 under the expected loss methodology:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$716	$1,109	$1,814	$—	$1,139	$449	$2	$5,229
Impact of CECL adoption	1,220	(392)	(497)		505	(166)	(2)	668
Charge-offs	—	—	—	—	(10)	(160)	—	(170)
Recoveries	—	—	—	—	55	6	—	61
Provision for (Recovery of) Credit Losses	69	3	(95)	1	(274)	321	58	83
Ending Balance	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$2,005	$720	$1,222	1	$1,408	$449	$58	$5,863
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	7	1	—	8

Loan Receivables Ending Balance	$82,787	$177,203	$175,384	$2,203	$169,602	$15,699	$—	$622,878
Ending Balance: collectively evaluated for impairment	78,636	174,718	170,862	2,203	156,340	15,654	—	598,413
Ending Balance: individually evaluated for impairment	4,151	2,485	4,522	—	13,262	45	—	24,465

    The following is an analysis of the allowance for loan losses as of the fiscal year ended March 31, 2023 based upon the incurred loss impairment model:

$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Business	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$731	$1,114	$1,157	$2,497	$123	$2	$5,624
Charge-offs	—	—	(586)	—	(141)	—	(727)
Recoveries	90	—	10	127	5	—	232
Provision for (Recovery of) Loan Losses	(105)	(5)	1,233	(1,485)	462	—	100
Ending Balance	$716	$1,109	$1,814	$1,139	$449	$2	$5,229

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$607	$1,109	$1,814	$937	$449	$2	$4,918
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	109	—	—	202	—	—	311

Loan Receivables Ending Balance	$65,808	$179,117	$178,424	$166,908	$7,639	$—	$597,896
Ending Balance: collectively evaluated for impairment	60,805	179,046	171,234	160,985	7,638	—	579,708
Ending Balance: individually evaluated for impairment	5,003	71	7,190	5,923	1	—	18,188

The following is a summary of nonaccrual loans, at amortized cost, at March 31, 2024 and 2023.

	March 31, 2024			March 31, 2023
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Gross loans receivable:
One-to-four family	$—	$3,554	$3,554	$4,001
Multifamily	—	2,238	2,238	71
Commercial real estate	—	4,522	4,522	7,190
Business	100	1,317	1,417	998
Consumer	44	—	44	1
Total nonaccrual loans	$144	$11,631	$11,775	$12,261

Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the twelve months ended March 31, 2024.

At March 31, 2024 and March 31, 2023, other non-performing assets totaled $52 thousand and $60 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2024 and March 31, 2023.

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

The following table presents the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of March 31, 2024:

$ in thousands	2024		2023		2022		2021	2020	2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$980		$6,587		$53,516		$50,778	$28,483	$34,374	$—	$174,718
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		1,451	754	280	—	2,485
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	980		6,587		53,516		52,229	29,237	34,654	—	177,203

Commercial Real Estate
Pass	$2,450		$29,064		$31,313		$27,635	$16,951	$62,775	$—	170,188
Special Mention	—		—		—		—	—	674	—	674
Substandard	—		—		—		—	—	4,522	—	4,522
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	2,450		29,064		31,313		27,635	16,951	67,971	—	175,384

Construction
Pass	$—		$2,203		$—		$—	$—	$—	$—	2,203
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		—	—	—	—	—
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		2,203		—		—	—	—	—	2,203

Business
Pass	$7,050		$21,315		$32,675		$52,839	$10,845	$32,587	$—	157,311
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		7,939		3,987	—	365	—	12,291
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	7,050		21,315		40,614		56,826	10,845	32,952	—	169,602
Gross charge-offs	—		—		—		—	—	10	—	10

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—		$22,247		$3,830		$13,422	$1,424	$39,002	$—	79,925
Non-Performing	—		—		—		—	—	2,862	—	2,862
Total	—		22,247		3,830		13,422	1,424	41,864	—	82,787

Consumer
Performing	$2,003	$—	$11,891	$—	$570	$—	$4	$16	$1,172	$—	15,656
Non-Performing	—		42		1		—	—	—	—	43
Total	2,003		11,933		571		4	16	1,172	—	15,699
Gross charge-offs	—		18		1		—	—	141	—	160

Total Loans (excluding gross charge-offs)	$12,483		$93,349		$129,844		$150,116	$58,473	$178,613	$—	$622,878

At March 31, 2023, the risk category by class of loans was as follows:

$ in thousands	Multifamily	Commercial Real Estate	Business
Credit Risk Profile by Internally Assigned Grade:
Pass	$175,981	$170,534	$154,056
Special Mention	771	701	5,719
Substandard	2,365	7,189	7,133
Total	$179,117	$178,424	$166,908

	One-to-four family	Consumer
Credit Risk Profile Based on Payment Activity:
Performing	$60,629	$7,639
Non-Performing	5,179	—
Total	$65,808	$7,639

Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following tables present an aging analysis of the amortized cost of past due loans receivable at March 31, 2024 and 2023.

March 31, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$164	$—	$2,859	$3,023	$79,764	$82,787
Multifamily	—	—	2,205	2,205	174,998	177,203
Commercial real estate	—	—	4,660	4,660	170,724	175,384
Construction	—	—	—	—	2,203	2,203
Business	1,959	214	12,071	14,244	155,358	169,602
Consumer	151	54	—	205	15,494	15,699
Total	$2,274	$268	$21,795	$24,337	$598,541	$622,878

March 31, 2023
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$1,207	$185	$2,475	$3,867	$61,941	$65,808
Multifamily	1,458	—	71	1,529	177,588	179,117
Commercial real estate	1,370	—	—	1,370	177,054	178,424
Business	11,006	—	5,014	16,020	150,888	166,908
Consumer	99	26	34	159	7,480	7,639
Total	$15,140	$211	$7,594	$22,945	$574,951	$597,896

    At March 31, 2023, there were no loans 90 or more days past due and accruing interest.

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of March 31, 2024:

	Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated
One-to-four family	$4,151	$—	$—
Multifamily	2,485	—	—
Commercial real estate	4,522	—	—
Business	12,196	1,066	7
Consumer	—	45	1
	$23,354	$1,111	$8

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

	Impaired Loans by Class
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

    In certain circumstances, the Bank will modify the terms of a loan by granting a concession. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the twelve months ended March 31, 2024. There were three one-to-four family loans totaling $1.4 million modified during the twelve months ended March 31, 2023. At March 31, 2024, loans modified to borrowers experiencing financial difficulty totaled $6.8 million, $1.1 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were three modified loans totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to the restructured terms for a period of at least six months. At March 31, 2023, total TDR loans were $7.6 million, of which $1.6 million were non-performing.

    In an effort to proactively resolve delinquent loans, Carver had selectively extended to certain borrowers concessions such as extensions, rate reductions or forbearance agreements during the twelve months ended March 31, 2023. For the fiscal years ended March 31, 2024 and 2023, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at March 31, 2024.

NOTE 5.PREMISES AND EQUIPMENT, NET

The details of premises and equipment as of March 31 are as follows:

$ in thousands	2024	2023
Leasehold improvements	$7,175	$6,986
Furniture, equipment, and other	15,022	14,850
	22,197	21,836
Less accumulated depreciation and amortization	(19,630)	(18,662)
Premises and equipment, net	$2,567	$3,174

Depreciation and amortization charged to operations was $1.0 million and $1.1 million for fiscal years 2024 and 2023, respectively.

NOTE 6.LEASES

The Company applies Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842") to its leases. The Company has operating leases related to its administrative offices, seven retail branches and three ATM centers. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC Topic 840, Leases ("ASC 840"). ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of March 31, 2024, the Company had $103 thousand and $106 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the year ended March 31, 2024:

March 31, 2024
Weighted-average remaining lease term
Operating leases	4.3 years
Finance lease	2.6 years

Weighted-average discount rate
Operating leases	3.05%
Finance lease	4.32%

$ in thousands	March 31, 2024	March 31, 2023
Operating lease expense	$2,774	$2,860

Finance lease cost
Amortization of right-of use asset	94	84
Interest on lease liability	6	5

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	2,833	2,779
Finance lease	95	96

Maturities of lease liabilities at March 31, 2024 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2025	$2,705	$63
2026	2,687	42
2027	2,440	5
2028	2,259	—
2029	1,090	—
Thereafter	186	—
Total lease payments	11,367	110
Interest	(751)	(4)
Lease liability	$10,616	$106

NOTE 7.ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2024	2023
Loans receivable	$3,410	$1,629
Mortgage-backed securities	56	60
Investments and other interest-bearing assets	196	222
Total accrued interest receivable	$3,662	$1,911

NOTE 8.DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2024			2023
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$102,013	15.77%	—%	$109,401	18.22%	—%
Interest-bearing checking	46,358	7.17	0.58	49,473	8.24	0.10
Savings	113,187	17.49	0.28	109,210	18.19	0.15
Money market savings account	159,105	24.59	1.34	150,348	25.04	0.93
Certificates of deposit	223,719	34.58	3.22	178,694	29.76	1.26
Loan escrow deposits	2,617	0.40	0.30	3,303	0.55	0.11
Total	$646,999	100.00%	1.54%	$600,429	100.00%	0.64%

Scheduled maturities of certificates of deposit for the year ended March 31, 2024 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2025	$197,588
2026	20,106
2027	2,145
2028	1,720
2029	2,160
2030 and beyond	—
Total	$223,719

The following table represents the amount of certificates of deposit of $250,000 or more at March 31, 2024 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2024 to June 30, 2024	$62,718
July 1, 2024 to September 30, 2024	2,129
October 1, 2024 to March 31, 2025	9,484
April 1, 2025 and beyond	5,126
Total	$79,457

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2024	2023
Interest-bearing checking	$289	$55
Savings and clubs	310	166
Money market savings	2,102	1,728
Certificates of deposit	6,370	1,756
Loan escrow deposits	8	3
Total interest expense	$9,079	$3,708

    The following table presents additional information about our year-end deposits:

$ in thousands	2024	2023
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$76,650	$84,389
Deposits from brokers	60,041	17,638
Certificates of deposit individually greater than $250,000	19,458	25,765
Deposits from certain directors, executive officers and their affiliates	1,033	4,885

NOTE 9.ADVANCES FROM THE FHLB-NY AND OTHER BORROWED MONEY

Federal Home Loan Bank Advances. At March 31, 2024, the Bank had $28.0 million outstanding advances from the FHLB-NY. During fiscal year 2024, the Bank secured a $3.0 million 18-month advance from the new FHLB-NY 0% Development Advance (ZDA) Program. As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $227.0 million at March 31, 2024. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2024, advances were all fixed-rate and secured by pledges of the Bank's investment in FHLB-NY capital stock totaling $2.0 million, and a blanket assignment of pledged qualifying mortgage loans of $48.0 million and mortgage-backed and investment securities with a market value of $2.2 million. The Bank has sufficient collateral at the FHLB-NY to be able to borrow $7.8 million from the FHLB-NY at March 31, 2024. The accrued interest payable on FHLB advances was $109 thousand and interest expense was $1.1 million for the year ended March 31, 2024. FHLB-NY advances weighted average interest rates by remaining period to maturity are as follows:

	2024		2023
$ in thousands	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing Year Ending March 31,
2024	$—	—%	$10,000	4.99%
2025	28,027	4.61%	25,000	4.50%
	$28,027		$35,000

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments totaling $2.5 million were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. All quarterly interest payments subsequent to the June 2021 payment up to and including the June 2024 payment have been made. The accrued interest payable on subordinated debt securities was $45 thousand and the interest expense was $1.2 million for the year ended March 31, 2024. The accrued interest payable on subordinated debt securities was $44 thousand and the interest expense was $814 thousand for the year ended March 31, 2023.

Paycheck Protection Program Liquidity Facility (PPPLF). The Federal Reserve established the PPPLF to support the PPP program by extending credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The interest rate on PPPLF advances is fixed at 0.35% and the maturity date is equal to the maturity date of the PPP loans pledged to secure the extension of credit. During the twelve months ended March 31, 2023, the Bank repaid its remaining $3 thousand outstanding advance under its PPPLF. There was no interest expense on PPLF advances for the years ended March 31, 2024 and 2023.

Other Borrowings. During fiscal year 2024, the Company entered into a 5-year unsecured long-term, below-market-rate loan in the amount of $2.5 million provided by a third party. At March 31, 2024, the Company had $5.0 million in these fixed rate, low interest loans outstanding. Based on the covenants of these notes, the proceeds will be used to finance eligible loans offered through the Bank's community investment initiatives and loan programs. The accrued interest payable and interest expense on these notes was $7 thousand and $74 thousand, respectively, for the year ended March 31, 2024. The accrued interest payable and interest expense was $3 thousand and $25 thousand, respectively, for the year ended March 31, 2023.

The following table presents expected maturities of the Company's long-term borrowings at March 31, 2024:

$ in thousands
Year ending March 31,
2025	$28,027
2026	—
2027	2,500
2028	—
2029	2,500
Thereafter	13,403
Total	$46,430

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2024	2023
Amounts outstanding at the end of year:
FHLB advances	$28,027	$35,000
Subordinated debt securities	13,403	13,403
PPPLF	—	—
Other	5,000	2,500

Rate paid at year end:
FHLB advances	4.61%	4.99%
Subordinated debt securities	8.64%	7.96%
Other	1.50%	1.00%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$25,000	$40,000
Subordinated debt securities	13,403	13,403
PPPLF	—	3
Other	2,500	2,500

Approximate average amounts outstanding for year:
FHLB advances	$27,020	$11,776
Subordinated debt securities	13,403	13,403
PPPLF	—	—
Other	4,813	2,500

Approximate weighted average rate paid during year:
FHLB advances	4.22%	3.04%
Subordinated debt securities	8.65%	6.07%
PPPLF	—%	0.14%
Other	1.54%	1.01%

NOTE 10.INCOME TAXES

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2024		2023
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(625)	21.0%	$(924)	21.0%
Federal deferred tax adjustments	4	(0.2)	—	—
Change in valuation allowance	713	(23.9)	953	(21.7)
Bank owned life insurance	(96)	3.2	—	—
Other	4	(0.1)	(29)	0.7
Total income tax expense (benefit)	$—	—%	$—	—%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2024	2023
Deferred Tax Assets:
Allowance for credit losses	$1,987	$1,742
Compensation and benefits	39	39
Nonaccrual loan interest	188	63
Net operating loss carryforward	20,168	19,191
New markets tax credit	3,434	3,434
Unrealized loss on available-for-sale securities	2,668	2,565
Lease liability	3,629	4,452
Other	58	33
Total Deferred Tax Assets	32,171	31,519
Deferred Tax Liabilities:
Depreciation	501	671
ROU asset	3,366	4,169
Other	—	52
Total Deferred Tax Liabilities	3,867	4,892
Deferred Tax Assets, net	28,304	26,627
Valuation Allowance	(28,304)	(26,627)
Deferred Tax Assets, net of valuation allowance	$—	$—

At March 31, 2024, the Company had net operating loss carryforwards for federal purposes of approximately $52.0 million, for state purposes of approximately $78.2 million and for city purposes of approximately $65.7 million which are available to offset future federal, state and city income and which expire over varying periods from March 2030 through March 2040. Federal net operating loss carryforwards of $16.4 million do not expire, as such losses were incurred after the enactment of the Tax Cuts and Jobs Act, which provides for an unlimited loss carryforward period.

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

NOTE 11.LOSS PER COMMON SHARE

The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the years ended March 31:

$ in thousands except per share data	2024	2023
Net loss attributable to Carver Bancorp, Inc.	$(2,977)	$(4,401)

Weighted average common shares outstanding – basic	4,845,975	4,277,709
Weighted average common shares outstanding – diluted	4,845,975	4,277,709

Basic loss per common share	$(0.61)	$(1.03)
Diluted loss per common share	$(0.61)	$(1.03)

    For the years ended March 31, 2024 and March 31, 2023, all restricted shares and outstanding stock options were anti-dilutive. For details of restricted shares and stock options, please refer to Note 14. "Employee Benefit and Stock Compensation Plans."

NOTE 12.STOCKHOLDERS' EQUITY

    Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2024, there were 5,140,872 shares of Company common stock outstanding.

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

    The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2024, there were 9,557 shares of Series D Preferred Stock outstanding.

During fiscal year 2023, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. During the twelve months ended March 31, 2024, Prudential donated a total of 3,644 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 445,661 shares of Common Stock. The conversions had no impact on the Company's total capital.

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2024, 11,744 shares of its common stock have been repurchased in open market transactions. As a result of the Company's participation in the TARP CDCI, the United States Department of the Treasury's (the "U.S. Treasury") prior approval was required to make further repurchases. On August 6, 2020, the Company entered into a Securities Purchase Agreement with the U.S. Treasury to repurchase 2,321,286 shares of the common stock of the Company, par value $0.01 per share, owned by the U.S. Treasury for an aggregate purchase price of $2.5 million. The stock repurchase provided for in the Securities Purchase Agreement was completed on August 6, 2020. Upon completion of the repurchase pursuant to the Securities Purchase Agreement, the U.S. Treasury was no longer a stockholder in the Company. In connection with the repurchase, Morgan Stanley provided a grant of $2.5 million that was considered contributed capital to the Company to fund the repurchase transaction.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The Company intends to use the net proceeds of these offerings for general corporate purposes, including support for organic loan growth and repayment of all or a portion of the outstanding principal amount of our outstanding subordinated debt securities. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings in fiscal year 2023 and during the twelve months ended March 31, 2024.

On July 19, 2023, the Company entered into an agreement with National Community Investment Fund, under which it sold 378,788 shares of its common stock, par value $0.01 per share, at a purchase price of $2.64 per share in a private placement for gross proceeds of approximately $1.0 million. The Company intends to use the net proceeds of the private placement for general corporate purposes. The issuance of the shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.

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

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2024, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage ratio of 9.56%, Common Equity Tier 1 capital ratio of 12.00%, Tier 1 risk-based capital ratio of 12.00%, and a total risk-based capital ratio of 12.98%.

The table below presents the Bank's regulatory capital ratios at March 31, 2024 and 2023.

	March 31, 2024		March 31, 2023
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$73,140	9.56%	$74,265	10.61%
Individual minimum capital requirement	68,888	9.00%	63,005	9.00%
Minimum capital requirement	30,617	4.00%	28,002	4.00%
Excess	42,523	5.56%	46,263	6.61%

Common equity Tier 1
Regulatory capital	$73,140	12.00%	$74,265	12.47%
Minimum capital requirement	42,649	7.00%	41,679	7.00%
Excess	30,491	5.00%	32,586	5.47%

Tier 1 risk-based capital
Regulatory capital	$73,140	12.00%	$74,265	12.47%
Minimum capital requirement	51,789	8.50%	50,610	8.50%
Excess	21,351	3.50%	23,655	3.97%

Total risk-based capital
Regulatory capital	$79,106	12.98%	$79,599	13.37%
Individual minimum capital requirement	73,113	12.00%	71,450	12.00%
Minimum capital requirement	63,974	10.50%	62,519	10.50%
Excess	15,132	2.48%	17,080	2.87%

NOTE 13.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the years ended March 31, 2024 and 2023:

$ in thousands	At March 31, 2023	Other Comprehensive Loss	At March 31, 2024
Net unrealized loss on securities available-for-sale	$(12,215)	$(490)	$(12,705)

$ in thousands	At March 31, 2022	Other Comprehensive Loss	At March 31, 2023
Net unrealized loss on securities available-for-sale	$(6,662)	$(5,553)	$(12,215)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the twelve months ended March 31, 2024 and 2023.

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) and certain amounts reported directly in stockholders' equity, such as net unrealized gain or loss on securities available-for-sale. The balance at March 31, 2024 included $490 thousand change in unrealized losses for the year ended March 31, 2024. The balance at March 31, 2023 included $5.6 million change in unrealized losses for the year ended March 31, 2023.

NOTE 14.EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. The Bank reinstated the 401(k) match in January 2022, which had been suspended since October 2020. Compensation expense recognized for the 401(k) matching contributions was $330 thousand and $376 thousand, respectively, for fiscal 2024 and 2023.

Stock Option Plans. In September 2006, Carver stockholders approved the 2006 Stock Incentive Plan (the "2006 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to employees and directors who are selected to receive awards by the Committee.  The 2006 Incentive Plan authorizes Carver to grant awards with respect to 20,000 shares, but no more than 10,000 shares of restricted stock may be granted. Options are granted at a price not less than fair market value of Carver common stock at the time of the grant for a period not to exceed 10 years.  Shares generally vest in 20% increments over 5 years, however, the Committee may specify a different vesting schedule.  At March 31, 2024, there were 3,600 options outstanding under the 2006 Incentive Plan and 3,600 were exercisable.  All options are exercisable immediately upon a participant's disability, death or a change in control, as defined in the 2006 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized no expense for fiscal years 2024 and 2023.

    In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. During fiscal year 2024, 83,000 restricted stock awards were issued. There were 44,500 restricted stock awards issued in fiscal year 2023. At March 31, 2024, there were 2,667 options outstanding under the 2014 Incentive Plan and 2,667 were exercisable.  All options are exercisable immediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $68 thousand as expense for fiscal year 2024 and $247 thousand in fiscal year 2023.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2024		2023
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	57,833	$6.45	38,833	$5.15
Granted	83,000	2.77	44,500	6.84
Vested	(34,333)	6.32	(20,667)	4.82
Forfeited	(21,500)	5.88	(4,833)	6.53
Outstanding, end of year	85,000	$3.06	57,833	$6.45

Unrecognized compensation expense on unvested restricted shares as of March 31, 2024 totaled $187 thousand. This amount will be recognized over the remaining vesting period of 0.58 years (weighted average). The vesting of the grants totaled $220 thousand and $91 thousand for fiscal years 2024 and 2023, respectively.

    Information regarding stock options as of and for the years ended March 31 is as follows:

	2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,267	$5.27	6,600	$5.29
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	333	5.70
Outstanding, end of year	6,267	$5.27	6,267	$5.27
Exercisable, at year end	6,267		5,933

Information regarding stock options as of March 31, 2024 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	3.70	$3.48	1,000	$3.48
5.00	$5.59	3,600	1.23	5.56	3,600	5.56
5.60	$5.99	1,667	6.33	5.70	1,667	5.70
Total		6,267			6,267

As of March 31, 2024, there was no unrecognized compensation expense on unvested stock options. There were no stock options awarded to employees or directors during the year ended March 31, 2024. At March 31, 2024, all outstanding options had no intrinsic value. The Company recorded stock compensation expense of $2 thousand in fiscal 2023.

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

The following table reflects the Bank's outstanding commitments as of March 31:

$ in thousands	2024	2023
Lines of credit	$4,268	$3,837
Commitment to fund private equity investment	650	253
	$4,918	$4,090

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2023 (1)	$1,385
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(18)
Open claims as of March 31, 2024 (1)	$1,367
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

    The table below summarizes changes in our representation and warranty reserves during fiscal 2024.

$ in thousands	March 31, 2024
Representation and warranty repurchase reserve, March 31, 2023 (1)	$95
Net adjustment to reserve for repurchase losses (2)	(9)
Representation and warranty repurchase reserve, March 31, 2024 (1)	$86
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2024, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of March 31, 2024, we are not involved in any pending legal proceeding as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2024 and 2023, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$140	$140
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	283	—	283
Federal Home Loan Mortgage Corporation	—	15,798	—	15,798
Federal National Mortgage Association	—	8,636	—	8,636
U.S. Government Agency securities	—	6,194	—	6,194
Corporate bonds	—	3,063	—	3,063
Muni securities	—	14,056	—	14,056
Total available-for-sale securities	—	48,030	—	48,030
Total assets	$—	$48,030	$140	$48,170

	Fair Value Measurements at March 31, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$152	$152
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	341	—	341
Federal Home Loan Mortgage Corporation	—	17,600	—	17,600
Federal National Mortgage Association	—	9,502	—	9,502
U.S. Government Agency securities	—	9,326	—	9,326
Corporate bonds	—	3,092	—	3,092
Muni securities	—	13,982	—	13,982
Total available-for-sale securities	—	53,843	—	53,843
Total assets	$—	$53,843	$152	$53,995

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR"). Level 3 assets accounted for 0.02% of the Company's total assets measured at fair value at March 31, 2024 and 2023.

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

During the fiscal year ended March 31, 2024, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2024 and 2023:

$ in thousands	Beginning balance, April 1, 2023	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2024	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2024
Mortgage Servicing Rights	152	(12)	—	—	140	(12)

$ in thousands	Beginning balance, April 1, 2022	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2023	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2023
Mortgage Servicing Rights	162	(10)	—	—	152	(9)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of March 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	140	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.4%
			Range of Inputs	3.0% to 7.1%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	152	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.7%
			Range of inputs	3.1% to 9.5%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2024 and 2023, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other real estate owned	$—	$—	$52	$52

	Fair Value Measurements at March 31, 2023, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Impaired loans	$—	$—	$5,529	$5,529
Other real estate owned	$—	$—	$60	$60

    For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$5,529	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell
Other real estate owned	60	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of March 31, 2024 and 2023, we had loans with a carrying value of $15.2 million and $5.6 million, respectively, for which formal foreclosure proceedings were in process.

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$59,025	$59,025	$59,025	$—	$—
Securities available-for-sale	48,030	48,030	—	48,030	—
Securities held-to-maturity	2,008	1,905	—	1,905	—
Loans receivable	617,007	593,484	—	—	593,484
Accrued interest receivable	3,662	3,662	—	3,662	—
Mortgage servicing rights	140	140	—	—	140
Financial Liabilities:
Deposits	$646,999	$642,831	$420,663	$222,168	$—
Advances from FHLB of New York	28,027	27,920	—	27,920	—
Other borrowed money	18,403	17,623	—	17,623	—
Accrued interest payable	1,128	1,128	—	1,128	—

	March 31, 2023
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$42,552	$42,552	$42,552	$—	$—
Securities available-for-sale	53,843	53,843	—	53,843	—
Securities held-to-maturity	2,318	2,221	—	2,318	—
Loans receivable	592,667	567,029	—	—	567,029
Accrued interest receivable	1,911	1,911	—	1,911	—
Mortgage servicing rights	152	152	—	—	152
Financial Liabilities:
Deposits	$600,429	$594,736	$418,432	$176,304	$—
Advances from FHLB of New York	35,000	35,238	—	35,238	—
Other borrowed money	15,903	14,575	—	14,575	—
Accrued interest payable	380	380	—	380	—

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

The Company's subsidiary, Carver Statutory Trust I (the "Trust"), was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of the Trust), which are 100% owned by Carver Bancorp, Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc.  Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust

I because it is not the primary beneficiary of the entity. At March 31, 2024, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

The Bank's subsidiary, Carver Community Development Corporation (“CCDC”), was formed to facilitate its participation in local economic development and other community-based initiatives. Per the NMTC Award's Allocation Agreement between the CDFI Fund and CCDC, CCDC is permitted to form and sub-allocate credits to subsidiary Community Development Entities (“CDEs”) to facilitate investments in separate development projects. CCDC established various special purpose entities (CDEs 22-25) through which its investments in NMTC eligible activities will be conducted. As of March 31, 2024, there have been no activities in these entities.

The Company had no consolidated VIEs at March 31, 2024.

NOTE 19.NON-INTEREST REVENUE AND EXPENSE

    ASC Topic 606, Revenue from Contracts with Customers ("Topic 606") does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gains on sales of residential mortgage and SBA loans, income associated with servicing assets, and loan fees, including residential mortgage originations to be sold and prepayment and late fees charged across all loan categories are not in scope of the guidance. Topic 606 is applicable to non-interest revenue streams, such as depository fees, service charges and commission revenues. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. The Company generally satisfies its performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.

Depository fees and charges

    Depository fees and charges primarily relate to service fees on deposit accounts and fees earned from debit cards and check cashing transactions. Service fees on deposit accounts consist of ATM fees, NSF fees, account maintenance charges and other deposit related fees. The fees are recognized as revenue over the period the related service is provided, or as incurred for transaction-based fees in accordance with the fee schedules for the Bank's deposit products and services.

Loan fees and service charges

    Loan fees and service charges primarily relate to program management fees and fees earned in accordance with the Bank's standard lending fees (such as inspection and late charges). These standard lending fees are recognized as revenue over the period the related service is provided.

Other non-interest income

Other non-interest income includes correspondent banking fees, revenue from the Bank's participation in JPMorgan Chase's Empowering Change program, and income associated with an advertising services agreement covering marketing and use of the Bank's office space with a third party. The revenue is recognized over the period the related service is provided.

Interchange income

The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended March 31, 2024 and 2023:

	Years Ended March 31,
$ in thousands	2024	2023
Non-interest income
In-scope of Topic 606
Depository fees and charges	$2,208	$2,197
Loan fees and service charges	389	466
Other non-interest income	361	236
Non-interest income (in-scope of Topic 606)	2,958	2,899
Non-interest income (out-of-scope of Topic 606)	3,765	696
Total non-interest income	$6,723	$3,595

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2024	2023
Other non-interest income:
BOLI income	$459	$144
Other	483	228
Total non-interest income	$942	$372

Other non-interest expense:
Advertising	$376	$513
Legal expense	498	442
Insurance and surety	1,254	1,200
Audit expense	727	573
Data lines / internet	417	398
Retail expenses	1,151	933
Operating chargeoffs and other losses	497	132
Director's fees	402	373
Other	2,667	2,635
Total non-interest expense	$7,989	$7,199

NOTE 20.CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2024	2023
Assets
Cash on deposit with subsidiaries	$2,487	$668
Investment in subsidiaries	60,838	62,453
Other assets	840	123
Total assets	$64,165	$63,244

Liabilities and Stockholders' Equity
Borrowings	$18,403	$15,903
Accounts payable to subsidiaries	3,300	1,475
Other liabilities	153	642
Total liabilities	21,856	18,020

Stockholders’ equity	42,309	45,224
Total liabilities and stockholders’ equity	$64,165	$63,244

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2024	2023
Income
Equity in net loss/income from subsidiaries	$(457)	$(2,640)
Other income	135	27
Grant income	61	439
Total (loss) income	(261)	(2,174)
Expense
Interest expense on borrowings	1,233	839
Salaries and employee benefits	667	712
Shareholder expense	215	155
Other	601	521
Total expense	2,716	2,227
Net loss	$(2,977)	$(4,401)
Comprehensive loss	$(3,467)	$(9,954)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2024	2023
Cash Flows From Operating Activities
Net loss	$(2,977)	$(4,401)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss/income from subsidiaries	457	2,640
Restricted stock vesting	219	91
Increase in other assets	(59)	(57)
Increase in accounts payable to subsidiaries	1,825	976
Decrease in other liabilities	(488)	(14)
Net cash used in operating activities	(1,023)	(765)

Cash Flows From Investing Activities
Purchase of equity investment	(658)	—
Net cash used in investing activities	(658)	—

Cash Flows From Financing Activities
Increase in borrowings	2,500	—
Issuance of common stock	1,000	—
Net cash provided by financing activities	3,500	—

Net increase (decrease) in cash	1,819	(765)
Cash and cash equivalents – beginning	668	1,433
Cash and cash equivalents – ending	$2,487	$668

NOTE 21.SUBSEQUENT EVENTS

On April 30, 2024, the Company entered into an agreement with a third party, in which the third party would provide the Company with a $25.0 million revolving unsecured long-term, below-market-rate loan to support the Bank in financing initiatives that reduce greenhouse gas emissions and promote energy efficiency in building projects, fleet upgrades to electric vehicles, and electric vehicle charging station infrastructure. The loan facility will also support the working capital and asset-specific financing needs of Minority and Women-owned Business Enterprises working on green energy projects, weatherization, electrification, and green technology.

On May 24, 2024, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2024, the Company's management, including the Company's Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

    Based on the foregoing evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b) Management's Report on Internal Control Over Financial Reporting

    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's system of internal control is designed under the supervision of management, including the Company's Interim Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and the Bank; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

    The management of Carver Bancorp, Inc., with participation of the Interim Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2024.

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

(c) Changes in Internal Control Over Financial Reporting

    There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

During the fourth quarter of fiscal year 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations..

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

Information concerning Executive Officers of the Company which responds to this Item is incorporated by reference from the section entitled "Executive Officers of Carver and Carver Federal" in the Company's definitive proxy statement to be filed in connection with the 2024 Annual Meeting of Stockholders (the "Proxy Statement"). The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement. Information with respect to compliance by the Company's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Delinquent Section 16(a) Reports" in the Proxy Statement.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is BDO USA, P.C., New York, New York, PCAOB ID: 243. The information required in response to this Item is incorporated by reference from the section entitled "Auditor Fee Information" in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.    List of Documents Filed as Part of this Annual Report on Form 10-K

A.    The following consolidated financial statements are included in Item 8 of this Annual Report:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Statements of Financial Condition as of March 31, 2024 and 2023

3.    Consolidated Statements of Operations for the years ended March 31, 2024 and 2023

4.    Consolidated Statements of Comprehensive Loss for the years ended March 31, 2024 and 2023

5.    Consolidated Statements of Changes in Equity for the years ended March 31, 2024 and 2023

6.    Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023

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

3.4	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (4)
3.5	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (5)
3.6	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
3.7	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (7)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Description of Carver Bancorp, Inc. Securities (8)
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (9)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (9)
10.4	Carver Bancorp, Inc. 2006 Stock Incentive Plan, effective as of September 12, 2006 (10)
10.5	Amendment to the Carver Bancorp, Inc. Stock Incentive Plan (11)
10.6	Carver Bancorp, Inc. 2014 Equity Incentive Plan (12)
10.7	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (13)
10.8	Sales Agreement by and between Carver Bancorp, Inc. and Piper Sandler & Co., dated as of December 14, 2021 (14)
10.9	Investment Agreement, by and between Carver Bancorp, Inc. and National Community Investment Fund, dated July 19, 2023 (15)
10.10	Employment Agreement with Craig C. MacKay (16)
11	Code of Ethics (17)
21.1	Subsidiaries of the Registrant (18)
23.1	Consent of Current Independent Registered Public Accounting Firm - BDO USA, P.C.
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Carver Bancorp, Inc. Clawback Policy
Exhibits 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements tagged as blocks of texts and in detail
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
(1)Incorporated herein by reference to Registration Statement No. 333-5559 on Form S-4 of the Registrant filed with the Securities and Exchange Commission on June 7, 1996.
(2)Incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission filed on June 29, 2023.
(3)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(4)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(5)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(6)Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.

(8)Incorporated herein by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission filed on June 29, 2023.
(9)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.
(10)Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on July 31, 2006.
(11)Incorporated herein by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the Securities and Exchange Commission on February 17, 2009.
(12)Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Form 14A for the 2014 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 29, 2014.
(13)Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016.
(14)Incorporated herein by reference to the Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on December 14, 2021.
(15)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2023.
(16)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2023.
(17)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(18)Incorporated herein by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fixcal year pended March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

July 16, 2024	By	/s/ Craig C. MacKay
Craig C. MacKay
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on July 16, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Craig C. MacKay	Director, Interim President and Chief Executive Officer
Craig C. MacKay	(Principal Executive Officer)

/s/ Christina L. Maier	First Senior Vice President and Chief Financial Officer
Christina L. Maier	(Principal Accounting Officer and Principal Financial Officer)

/s/ Lewis P. Jones III	Chairman
Lewis P. Jones III

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Jillian E. Joseph	Director
Jillian E. Joseph

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Robin L. Nunn	Director
Robin L. Nunn