Form 10-K/A
period 2024-03-31
CARVER BANCORP INC
filed 2024-07-29
CIK 1016178

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐Yes   ☒   No

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Carver Bancorp, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on July 16, 2024. The Company is filing this Amendment No. 1 to the Form 10-K, or “Form 10-K/A,” solely to revise Part III of the report to include the information previously omitted from the Form 10-K. This Amendment No. 1 to the report continues to speak as of the date of filing of the report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the report to reflect any events that occurred at a date subsequent to the filing of the report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment No. 1.

Except as described above or as expressly noted in this Amendment No. 1, no other changes have been made to the Form 10-K.

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

Carver's Board of Directors has the discretion to fix the number of directors by resolution and has so fixed this number at seven (7).

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

Name	Age	End of Term	Position Held with Carver and Carver Federal	Director Since
Kenneth J. Knuckles	77	2024	Director	2013
Jillian E. Joseph	45	2024	Director	2019
Pazel G. Jackson, Jr.	93	2025	Director	1997
Robin L. Nunn	46	2025	Director	2022
Craig C. MacKay	61	2026	Interim Chief Executive Officer and President, Director	2017
Lewis P. Jones III	72	2026	Chairperson of the Board	2013
Colvin W. Grannum	71	2026	Director	2013

Directors’ Backgrounds

The principal occupation and business experience of each director is set forth below.

Jillian E. Joseph is Managing Director and Associate General Counsel at Nuveen, the asset management arm of TIAA. Ms. Joseph primarily supports TIAA’s real estate business – Nuveen Real Estate. She is a lead attorney over approximately $7 billion of loan originations each year in fixed rate mortgage financing, floating rate mezzanine lending, and structured debt offering. In addition to her extensive debt leadership, Ms. Joseph also supports the equity business with over $12 billion yearly in real estate equity transactions – including property acquisitions and dispositions, complex joint ventures, portfolio investments, fund investments, and REITS. Ms. Joseph earned her undergraduate degree from Colgate University and her law degree from the University of Pennsylvania Law School. Ms. Joseph’s in-depth knowledge of real estate, finance and business law provides the Board with a unique and valuable perspective into economic development and commercial lending issues.

Pazel G. Jackson, Jr. is the retired Senior Vice President of JPMorgan Chase. During his 37-year career in banking, he held positions of increasing responsibility at JPMorgan Chase, Chemical Bank, Texas Commerce Bank and the Bowery Savings Bank. From January 1995 to 2000, Mr. Jackson was responsible for mortgage market development throughout the United States for JPMorgan Chase. His prior positions included Senior Credit Officer of Chemical Mortgage Company, Business Manager of Chemical Mortgage Division, Chief Lending Officer of Bowery Savings Bank and Marketing Director of Bowery Savings Bank. Mr. Jackson was formerly Vice-Chairman of the Battery Park City Authority and formerly Chairman of The Mutual Real Estate Trust. He is a licensed Professional Engineer with more than 16 years of senior management experience in design and construction. Mr. Jackson earned B.C.E. and M.C.E. degrees from the City College of New York, an M.B.A. from Columbia University and a Doctorate in Business Policy Studies from Pace University in New York. Mr. Jackson’s extensive senior level banking experience, including his extensive lending and real estate experience, coupled with his advanced formal education, has given him front-line exposure to many of the issues facing Carver, as well as valuable insight needed as Chairperson of the Asset Liability and Interest Rate Risk Committee. Mr. Jackson has been a member of the Boards of Directors of Carver and Carver Federal since 1997.

Kenneth J. Knuckles is the retired President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation (“UMEZ”), where he served for over 15 years. Mr. Knuckles is also Vice Chair of the New York City Planning Commission. Prior to joining UMEZ, Mr. Knuckles was Vice President of Support Services and Chief Procurement Officer at Columbia University. Mr. Knuckles earned his undergraduate degree from the University of Michigan and his law degree from Howard University School of Law. Mr. Knuckles’ experience in New York City community development issues contributes to Carver’s mission to the communities it serves.

Robin L. Nunn is a Partner in the Litigation, Arbitration & Investigations Group at Linklaters LLP since 2023. From 2020 to 2023, Ms. Nunn was a Partner and Co-Head of the Banking Group at Morgan, Lewis & Bockius LLP. Prior to that, from 2018 to 2020, Ms. Nunn was Partner and Chair of the Consumer Financial Services Group at Dechert LLP. From 2017 to 2018, Ms. Nunn was Partner and Co-Chair of the Supervision, Enforcement and Litigation Group at Davis Wright Tremaine. Ms. Nunn has also held senior legal positions with Capital One Financial Corporation and American Express. She began her legal career as a Law Clerk for the Hon. Barrington Parker of the U.S. Court of Appeals for the Second Circuit, and then was a Senior Associate with Sullivan & Cromwell LLP. Ms. Nunn received her BA from Dartmouth College and her JD from the University of Chicago Law School. She is a graduate of the Executive Development Leadership Program of the Harvard Business School. Ms. Nunn’s extensive legal experience advising financial institutions is a valuable asset to the Board.

Craig C. MacKay is the Interim Chief Executive Officer and President of the Company and the Bank. Mr. MacKay is also a Senior Advisor and a former Managing Director of England & Company. Mr. MacKay has over 33 years of investment banking experience focused on corporate financings, private investments, and M&A advisory for middle market companies. He previously headed the Private Finance groups at Oppenheimer & Company, Canadian Imperial Bank of Commerce, SunTrust Robinson Humphrey, and was the Managing Member and founder of HNY Associates, a private merchant bank and advisory services firm. Since beginning his banking career at Bankers Trust Company in 1989, he has completed over $12 billion of middle-market domestic and cross-border capital and corporate advisory engagements. Mr. MacKay has executed over 100 acquisition financings, leverage recapitalizations, growth capital-raises, and refinancings as a trusted advisor across a broad spectrum of industrial sectors, including healthcare, business services, financial services, manufacturing and consumer retail. He has served on numerous public and private corporate boards, non-profit boards and advisory councils, and presently serves on the board of trustees of the Pioneer Funds (NASDAQ:PIODX) and the board of directors of Equitable Holdings (NYSE:EQH). Mr. MacKay earned both his Bachelor of Science degree in Economics and Master of Business Administration degree in Finance at the Wharton School of the University of Pennsylvania. Mr. MacKay’s experience in capital markets and corporate finance provides Carver with exceptional perspective on asset-liability management, interest rate risk management and opportunities in its market area.

Lewis P. Jones III is Managing Principal and Co-Founder at 5 Stone Green Capital, an asset management firm that focuses on energy efficient and sustainably-designed real estate developments, since 2010. Mr. Jones was an executive from 1988 to 2009 at JPMorgan Chase (and predecessor banks), including serving as the Co-Portfolio Manager of the JPMorgan Urban Renaissance Property Fund and a senior member of the Acquisitions Team at JP Morgan Asset Management. He also previously served as President of the Chase Community Development Corporation. Mr. Jones earned his undergraduate degree from Harvard University and a law degree and MBA from Columbia University. Mr. Jones’s expertise in community development and green real estate lending and investment offers Carver a unique perspective on burgeoning opportunities in its market area. Mr. Jones is Chairman of the Boards of Directors of Carver and Carver Federal.

Colvin W. Grannum is the principal of Flagstaff Clapham Advisors, a comprehensive community economic development consulting practice. In 2022, he retired as President and Chief Executive Officer of Bedford Stuyvesant Restoration Corporation, the nation’s first community development corporation, where he served in that capacity for more than two decades. Mr. Grannum previously served as a founder and the first Chief Executive Officer at Bridge Street Development Corporation. City and State Magazine named him to the Brooklyn Power 100 and New York Economic Development 75. He has authored articles and op-eds on issues related to African American wealth creation, including homeownership. Local Initiatives Support Corporation and New York Housing Conference honored him with their respective Lifetime Achievement Awards. Prior to his career in community development, he practiced law for more than 17 years in the private and public sectors. Mr. Grannum earned an undergraduate degree from University of Pennsylvania and a law degree from Georgetown University Law Center. Mr. Grannum’s legal background, expertise in economic development in New York City, and financial inclusion policy offers Carver a greater depth of understanding on the Bank’s market area and the needs of the changing communities that it serves.

Executive Officers of Carver and Carver Federal

Biographical information for Carver’s executive officers who are not directors is set forth below. Such executive officers are officers of Carver and Carver Federal.

Executive Officers

Christina L. Maier, 69, is First Senior Vice President and Chief Financial Officer since March 2016. Prior to joining Carver, Ms. Maier served as Executive Vice President and Chief Financial Officer of Patriot National Bancorp, Inc. from 2013 through March 2016. Prior to her time with Patriot National Bancorp, Inc., Ms. Maier spent over a decade in leadership positions at other financial institutions, including Brown Brothers Harriman, Provident New York Bancorp and Hudson United Bancorp. Ms. Maier earned an M.B.A. in Finance from St. Thomas Aquinas College and a B.S. in Accounting from Fairleigh Dickinson University.

Isaac Torres, 58, is Senior Vice President, General Counsel and Corporate Secretary.  Prior to being appointed to his current role in February 2018, he served as the Company's First Vice President, Assistant General Counsel and Corporate Secretary beginning in June 2014.  Mr. Torres is responsible for the legal, regulatory, and corporate governance functions at the Company. Prior to joining Carver, he was Senior Counsel and Assistant Corporate Secretary of MetLife, Inc.  Before his tenure at MetLife, he was an attorney with Hawkins Delafield & Wood LLP, where he practiced in the areas of public finance and economic development. Mr. Torres received a BA in Political Science from Stony Brook University, an MS in Management & Policy Analysis from the New School for Social Research, where he was an Alfred P. Sloan Fellow, and his JD from St. John's University Law School.

Marc S. Winkler, 68, is Senior Vice President and Chief Administrative Officer since April 2023. Prior to his current position, Mr. Winkler was Senior Vice President and Chief Strategy Officer beginning in January 2022. Prior to joining Carver, Mr. Winkler was an Independent Consultant at Princeton Partners FSG from 2019 through January 2022, engaging in net worth restoration planning, strategic planning and asset liability advisory. From 2015 until 2019, Mr. Winkler worked as a consultant for the P&G Group, which included P&G Associates and GRC Risk Solutions. From 2018 until 2019, he was the Director of Strategic Advisory Consulting Services for GRC Risk Solutions, which included managing the Sarbanes-Oxley compliance consulting practice.  Mr. Winkler also served as an Interim Chief Financial Officer of Severn Bancorp, Inc. in 2019 pursuant to Mr. Winkler’s consulting work with CFO Consulting Partners, LLC. Mr. Winkler’s consulting work in the banking industry included strategic planning, risk assessments, Sarbanes-Oxley compliance, internal audit function, due diligence, and merger project management. Mr. Winkler also has served in various management positions in banks, including President and Chief Executive Officer of Woodlands Bank in Williamsport, Pennsylvania, Asian Bank in Philadelphia, Pennsylvania and Twin Rivers Community Bank in Easton, Pennsylvania. Mr. Winkler earned an MBA in Finance from the Rutgers Graduate School of Management, and a B.A. in Political Science from the University of Cincinnati.

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

Based solely on a review of copies of such reports of ownership furnished to Carver, or written representations that no forms were necessary, Carver believes that during the last fiscal year, all filing requirements applicable to its directors, officers and greater than ten percent stockholders of Carver were complied with except as follows: a required Form 3 for Robin L. Nunn and a required Form 4 for Craig C. MacKay were not filed on a timely basis.

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

Finance and Audit Committee.

The Finance and Audit Committee consists of Directors Colvin W. Grannum (Chairperson), Pazel G. Jackson, Jr., and Kenneth J. Knuckles. All members have been determined to be independent directors. The Finance and Audit Committee’s primary duties and responsibilities are to:

•	monitor the integrity of Carver’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance;

•	manage the independence and performance of Carver’s independent public auditors and internal auditing function;

•	monitor the process for adhering to laws, regulations and Carver’s Code of Ethics; and

•	provide an avenue of communication among the independent auditors, management, the internal auditing function and the Board of Directors.

Other specific duties and responsibilities include reviewing Carver’s disclosure controls and procedures, internal controls, Carver’s periodic filings with the SEC and earnings releases; producing the required audit committee annual report for inclusion in Carver’s proxy statement; and overseeing complaints concerning financial matters. The Finance and Audit Committee met eight (8) times during fiscal year 2024, including meetings to review Carver’s annual and quarterly financial results prior to their public issuance.

Report of the Finance and Audit Committee of the Board of Directors

This report is furnished by the Carver Finance and Audit Committee of the Board of Directors as required by the rules of the SEC under the Exchange Act. The report of the Finance and Audit Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to the Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act, except to the extent that Carver specifically incorporates this information by reference, and shall not otherwise be deemed to be filed under the Securities Act or the Exchange Act.

The Board of Directors has adopted a written charter that sets forth the Finance and Audit Committee’s duties and responsibilities and reflects applicable rules of the NASDAQ Stock Market and SEC regulations.

All members of the Finance and Audit Committee have been determined to be independent as defined in the listing requirements of the NASDAQ Stock Market. The Board of Directors has determined that Pazel G. Jackson, Jr., Kenneth J. Knuckles, and Colvin W. Grannum each qualify as an “audit committee financial expert.” The Finance and Audit Committee received the required written disclosures and letter from BDO USA, LLP, Carver’s independent accountants for fiscal year ended March 31, 2024, required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning the independent registered public accounting firm’s independence. The Finance and Audit Committee reviewed and discussed with Carver’s management and BDO USA, LLP the audited financial statements of Carver contained in Carver’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The Finance and Audit Committee has also discussed with BDO USA, LLP the matters required to be discussed pursuant to the Codified Statements on Auditing Standards No. 1301, as amended or supplemented.

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

As part of its ongoing activities, the Finance and Audit Committee has:

•	reviewed and discussed with management, and our independent registered public accounting firm, the audited consolidated financial statements of Carver for the year ended March 31, 2024;

•	discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301 Communications with Audit Committees, as amended, and as adopted by the Public Company Accounting Oversight Board; and

•	received and reviewed the written disclosures and the letter from our independent registered public accounting firm mandated by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Finance and Audit Committee concerning independence, and has discussed with our independent registered public accounting firm its independence from Carver.

Based on its review and discussions described in the immediately preceding paragraphs, the Finance and Audit Committee recommended to the Board of Directors that the audited financial statements included in Carver’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 be included in that report.

Finance and Audit Committee of Carver

Colvin W. Grannum (Chairman)

Pazel G. Jackson, Jr.

Kenneth J. Knuckles

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table at March 31, 2024

The following table presents compensation information regarding Carver’s Named Executive Officers at the fiscal year ended March 31, 2024.

Name and Principal Position	Year Ended 3/31	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Craig C. MacKay, Interim President and Chief Executive Officer (2)	2024	$205,961	—	—	—	—	—	$5,538	$211,499

Michael T. Pugh,	2024	$321,908	—	—	—	—	—	$8,238	$330,146
Former President and Chief Executive Officer (3)	2023	$459,615	—	$68,400	—	—	—	$15,105	$543,120

Christina L. Maier,	2024	$267,152	—	$16,620	—	—	—	$5,414	$289,186
First Senior Vice President and Chief Financial Officer	2023	$267,679	—	$20,520	—	—	—	$10,707	$298,906

Marc Winkler Senior Vice President and Chief Administrative Officer (4)	2024	$291,403	—	$16,620	—	—	—	$11,209	$319,232

(1)	Except as noted, the amounts shown in this column reflect matching contributions made to Carver’s 401(k) Plan. No Named Executive Officer receives perquisites the aggregate value of which exceeds $10,000.
(2)	Appointed Interim President and Chief Executive Officer on October 1, 2023.
(3)	Resigned as of August 6, 2023.
(4)	Appointed Chief Administrative Officer on April 3, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table shows equity awards outstanding for each of our named executive officers as of March 31, 2024.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Craig C. MacKay	12/14/2017	1,000	—	$3.48	12/14/2027	—	—		—
Michael T. Pugh	—	—	—	—	—	—	—		—
Christina L. Maier	—	—	—	—	—	04/25/2022	1,000	(2)	$1,530
	—	—	—	—	—	10/26/2023	6,000	(3)	$9,180
Marc Winkler						10/26/2023	6,000	(3)	$9,180

(1)	Amounts shown are based on the fair market value of Carver common stock on March 28, 2024 of $1.53.
(2)	Vest over three years, one third in each year commencing on April 25, 2023.
(3)	Vest over three years, one third in each year commencing on October 26, 2024.

Benefit Plans

401(k) Savings Plan. Carver maintains a 401(k) Savings Plan (“401(k) Plan”) with a profit-sharing feature for all eligible employees of Carver. Carver matched contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. Carver suspended the matching contributions from November 2020 through December 2021. In January 2021, Carver reinstated the matching contributions with an increase to the match contributions to 4%. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. Carver employees will be eligible to participate upon their hire date. To be eligible to enroll, the employee must be 21 years of age. Under the profit-sharing feature of the plan, if the Bank achieves a minimum of 70% of its fiscal year performance goal, the Compensation Committee may authorize a non-elective contribution to the 401(k) Plan on behalf of each eligible employee of up to 2% of the employee’s annual pay, subject to IRS limitations. This non-elective contribution, if made, is awarded regardless of whether the employee makes voluntary contributions to the 401(k) Plan. Non-elective Company contributions vest 20% each year for the first five years of employment and are fully vested thereafter. To be eligible for the non-elective company contribution, the employee must be 21 years of age, have completed at least one year of service and be employed on the last day of the plan year, currently December 31, or have terminated employment for death, disability or retirement. Carver did not award a non-elective contribution for the 401(k) Plan year that ended December 31, 2022.

Employment Agreement

In connection with Craig C. MacKay’s appointment as the Interim President and Chief Executive Officer of the Company and Bank, the Bank entered into an employment agreement (the “Employment Agreement”) with him effective October 1, 2023 and the key terms of the Employment Agreement are as follows:

Term. The term of the Employment Agreement commenced on October 1, 2023 (the “Term”) and the Term will end upon the earlier of: (i) the date the Board of Directors appoints a permanent President and Chief Executive Officer of the Company and Bank, (ii) Mr. MacKay provides written notice to the Bank that the Term will expire at the end of the month in which the notice of expiration is delivered to the Bank, or (iii) April 1, 2024 provided that the Bank delivers a notice of expiration to Mr. MacKay no later than March 1, 2024.  Commencing on April 1, 2024, if notice of expiration has not been delivered by either party, the Term shall automatically renew each month for an additional month until either party provides written notice to the other party that the Term will expire at the end of the month in which the notice of expiration is delivered.

Cash Compensation. Mr. MacKay’s annual base salary will be $450,000, and Mr. MacKay may receive a bonus at the discretion of the Board of Directors or the Compensation Committee.

Equity Grant. No later than five days after the last day of the Term (the “Grant Date”), Mr. MacKay will receive a grant of Company stock equal to the product of (i) 42,553 and (ii) a fraction, the numerator of which is the total number of months (including partial months) in the Term and the denominator of which is 12.  The award will be one-hundred percent (100%) vested as of the Grant Date.

Benefits. Mr. MacKay will be entitled to participate in all employee benefit plans, arrangements and perquisites offered to senior management of the Bank, on terms and conditions no less favorable than the plans, arrangements and perquisites available to other members of senior management of the Bank.

Termination without Cause or for Good Reason following a Change in Control.  In the event of a change in control of the Bank or the Company, followed by Mr. MacKay’s termination of employment without “cause” or with “good reason,” Mr. MacKay would be entitled to a severance payment in the form of a cash lump sum equal to three times the sum of: (i) Mr. MacKay’s base salary at the date of termination (or Mr. MacKay’s base salary in effect during any of the  prior three years, if higher); and (ii) the average annual total incentive bonus earned by Mr. MacKay for three most recently completed calendar years prior to the change control, or if greater, the annual total incentive bonus that would have been earned in the year of the change of control at target bonus opportunity.  In addition, Mr. MacKay would be entitled to a cash lump sum payment equal to the value of health care costs for thirty-six  months.  The definitions of “cause” and “good reason” are set forth in the Employment Agreement.  In the event that payments to Mr. MacKay become subject to Sections 280G and 4999 of the Code, such payments would be reduced if such reduction would leave him better off on an after-tax basis.

Restrictive Covenants. The Employment Agreement also provides non-competition and non-solicitation restrictions during the term of employment and for generally one year thereafter, and confidentiality during the term of employment and surviving the end of the term of employment.

Director Compensation

Carver’s directors are paid an annual cash retainer of $20,000 to serve as a Director of both Carver and Carver Federal and receive a meeting fee of $1,000 for Board meetings attended. The chairs of the Asset Liability and Interest Rate Risk and Finance and Audit committees receive an annual retainer of $8,000 and a meeting fee of $800. The chairs of the remaining committees receive an annual retainer of $4,000. The committee members of the Compensation, Institutional Strategy and Nominating and Corporate Governance, including the chairs thereof receive $600 per committee meeting attended. The Non-Executive Chairperson is paid a quarterly cash retainer of $17,500 ($70,000 per year) to serve as Chairperson of both Carver and Carver Federal and does not receive a meeting fee for Board meetings attended. As chair of the Compliance Committee, he also receives an annual retainer of $8,000. Upon shareholder approval of new directors, the Compensation Committee may approve a grant of 1,000 shares of restricted stock and 1,000 stock options, which vest pursuant to Carver’s incentive plan in effect at the time of the grant.

The following table sets forth information regarding compensation earned by the non-employee directors of Carver during the fiscal year ended March 31, 2024.

Director Compensation at March 31, 2024

					Change in
					pension
	Fees				value and
	earned			Non-equity	nonqualified
	or paid	Stock	Option	incentive plan	deferred	All other
	in cash	awards	awards	compensation	compensation	compensation	Total
Name	($)	($)	(S)	($)	earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Pazel G. Jackson, Jr.	$62.900	—	—	—	—	—	$62,900
Robin L. Nunn	$78,100	—	—	—	—	—	$78,100
Lewis P. Jones III	$78,000	—	—	—	—	—	$78,000
Colvin W. Grannum	$61,000	—	—	—	—	—	$61,000
Kenneth J. Knuckles	$25,600	—	—	—	—	—	$25,600
Craig C. MacKay (1)	$45,500	—	—	—	—	—	$45,500
Jillian E. Joseph	$50,000	—	—	—	—	—	$50,000

(1)	Mr. MacKay was a non-employee director until his appointment as Interim President and Chief Executive Officer on October 1, 2023. Following his appointment as Interim President and Chief Executive Officer, Mr. MacKay did not receive any additional compensation for service on our Board or Carver Federal’s Board.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the shares of Voting Stock authorized by Carver for issuance under equity compensation plans as of March 31, 2024.

Number of
securities
	Number of	Weighted-	remaining
	securities to be	average	available for future
	issued upon	exercise	issuance under
	exercise of	price of	equity
	Outstanding	outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants	reflected in column
Plan Category	Rights	and rights	(a))
Equity compensation plans approved by security holders (1)	6,267	$5.27	26,334
Equity compensation plans not approved by security holders	—	—	—
Total	6,267	$5.27	26,334

(1)           Note: Shares have been adjusted to reflect Carver’s 1-for-15 reverse stock split, effective October 27, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners.

The following table sets forth, as of July 24, 2024, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of any class of Carver’s outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of Carver’s Voting Stock as of July 24, 2024. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission (“SEC”) and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Voting Stock indicated and none of the shares are pledged as security. Percentages with respect to each person or group of persons have been calculated on the basis of 5,140,872 shares of Common Stock outstanding as of July 24, 2024, plus the number of shares of common stock which such person or group has the right to acquire within 60 days after July 24, 2024 by the exercise of stock options.

Stock Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding
5% Beneficial Stockholders
Jeffrey John Bailey 936 N, Parker Street Orange, CA 92867	278,524	(1)	5.42%

National Community Investment Fund
135 South LaSalle Street, Suite 3025 Chicago, IL 60603	399,821	(2)	7.78%

(1)	Based on a Schedule 13D filed on December 20, 2022.
(2)	Based on a Schedule 13G filed on July 21, 2023.

Stock Ownership of Management

Name	Title	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Common Stock Outstanding
Lewis P. Jones III	Chairperson of the Board	1,500	*
Pazel G. Jackson, Jr.	Director	6,326	*
Colvin W. Grannum	Director	2,740	*
Kenneth J. Knuckles	Director	2,000	*
Craig C. MacKay	Interim President and Chief Executive Officer, Director	6,000	*
Jillian E. Joseph	Director	1,667	*
Robin L. Nunn	Director	1,000	*
Christina L. Maier	First Senior Vice President and Chief Financial Officer	13,000	*
Marc S. Winkler	Senior Vice President and Chief Administrative Officer	6,000
All directors and other executive officers as a group (10 persons)		57,591	1.12%

*	Less than 1% of outstanding Common Stock.
(1)	Amounts of equity securities shown include shares of common stock subject to options exercisable within 60 days as follows: Mr. Jones – 1,000; Mr. Grannum – 1,000; Mr. Knuckles – 1,000; Mr. McKay – 1,000; Ms. Joseph – 667; all officers and directors as a group – 4,667.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Certain Related Persons

Applicable law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Carver Federal offers loans to its directors, officers and employees, which loans are made in the ordinary course of business and are not made with more favorable terms nor do they involve more than the normal risk of collectability or present unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. As of the date of this document, neither Carver nor Carver Federal had any outstanding loans or extensions of credit to any of its executive officers or directors.

Director Independence

The Board of Directors has determined that each of non-management directors is independent according to the Board’s independence standards as set out in its Bylaws, Corporate Governance Principles, applicable rules of the SEC and the rules of the NASDAQ Stock Market. They are Robin L. Nunn, Lewis P. Jones III, Colvin W. Grannum, Kenneth J. Knuckles, Pazel G. Jackson, Jr. and Jillian E. Joseph. Mr. MacKay will not be considered an independent director during his tenure as Interim President and Chief Executive Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General

Carver’s independent registered public accounting firm for the year ended March 31, 2024 was BDO USA, LLP, New York, New York, PCAOB ID: 243.

Audit Fees

BDO USA, LLP’s billed audit fees for the fiscal years ended March 31, 2024 and March 31, 2023 were $372,000 and $355,000, respectively.

Audit-Related Fees

Carver’s audit-related fees during the fiscal years ended March 31, 2024 and March 31, 2023 were $88,140 and $119,000, respectively.

Tax Fees

Carver’s incurred tax fees during the fiscal years ended March 31, 2024 and March 31, 2023 were $35,665 and $33,000, respectively.

All Other Fees

Carver did not engage its current principal accountant to render services during the last two fiscal years, other than as reported above.

Pre-Approval Policy for Services by Independent Auditors

During fiscal year 2024, the Finance and Audit Committee of Carver’s Board of Directors pre-approved the engagement of BDO USA, LLP to provide non-audit services and considered whether, and determined that, the provision of such other services by BDO USA, LLP is compatible with maintaining BDO USA, LLP’s independence.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(iii) Exhibits. See below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

July 29, 2024	By	/s/ Craig C. MacKay
Craig C. MacKay
Interim President and Chief Executive Officer