Form 10-Q
period 2024-06-30
CARVER BANCORP INC
filed 2024-08-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2024
Common Stock, par value $0.01	5,105,306

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	June 30, 2024	March 31, 2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$45,839	$58,522
Money market investments	505	503
Total cash and cash equivalents	46,344	59,025
Investment securities:
Available-for-sale, at fair value (amortized cost of $59,913 and $60,735, respectively)	46,945	48,030
Held-to-maturity, at amortized cost (fair value of $1,839 and $1,905, respectively)	1,940	2,008
Total investment securities	48,885	50,038
Loans receivable:
Real estate mortgage loans	438,441	437,577
Commercial business loans	172,503	169,602
Consumer loans	15,921	15,699
Loans, net of deferred fees and costs	626,865	622,878
Allowance for credit losses	(5,955)	(5,871)
Total loans receivable, net	620,910	617,007
Premises and equipment, net	2,425	2,567
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	2,115	2,004
Accrued interest receivable	3,669	3,662
Right-of-use assets	9,259	9,844
Other assets	12,903	12,649
Total assets	$746,510	$756,796

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$106,188	$102,013
Interest-bearing deposits:
Interest-bearing checking	44,135	46,358
Savings	110,787	113,187
Money market	159,313	159,105
Certificates of deposit	217,083	223,719
Escrow	947	2,617
Total interest-bearing deposits	532,265	544,986
Total deposits	638,453	646,999
Advances from the FHLB-NY and other borrowed money	48,304	46,536
Operating lease liability	10,003	10,616
Other liabilities	9,889	10,336
Total liabilities	706,649	714,487
Commitments and contingencies (Note 8)	—	—

EQUITY
Preferred stock, (par value $0.01 per share: 9,557 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,557	9,557
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 7,644,675 shares issued; 5,140,872 shares outstanding, respectively)	77	77
Additional paid-in capital	87,687	87,660
Accumulated deficit	(53,761)	(51,549)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(12,968)	(12,705)
Total equity	39,861	42,309
Total liabilities and equity	$746,510	$756,796
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2024	2023
Interest income:
Loans	$8,067	$6,811
Mortgage-backed securities	140	149
Investment securities	292	301
Money market investments	708	533
Total interest income	9,207	7,794

Interest expense:
Deposits	3,111	1,714
Advances and other borrowed money	592	578
Total interest expense	3,703	2,292

Net interest income	5,504	5,502
Provision for credit losses	260	6
Net interest income after provision for credit losses	5,244	5,496

Non-interest income:
Depository fees and charges	538	577
Loan fees and service charges	(29)	64
Grant income	80	20
Other	116	94
Total non-interest income	705	755

Non-interest expense:
Employee compensation and benefits	3,501	3,321
Net occupancy expense	1,197	1,105
Equipment, net	580	477
Data processing	732	751
Consulting fees	79	100
Federal deposit insurance premiums	170	128
Other	1,902	1,790
Total non-interest expense	8,161	7,672

Loss before income taxes	(2,212)	(1,421)
Income tax expense	—	—
Net loss	$(2,212)	$(1,421)

Loss per common share:
Basic	$(0.43)	$(0.32)
Diluted	(0.43)	(0.32)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2024	2023
Net loss	$(2,212)	$(1,421)
Other comprehensive loss, net of tax:
Change in unrealized loss of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(263)	(793)
Total other comprehensive loss, net of tax	(263)	(793)
Total comprehensive loss, net of tax	$(2,475)	$(2,214)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2024 and 2023
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Three Months Ended June 30, 2024
Balance — March 31, 2024	$21,734	$77	$87,660	$(51,549)	$(2,908)	$(12,705)	$42,309
Net loss	—	—	—	(2,212)	—	—	(2,212)
Other comprehensive loss, net of taxes	—	—	—	—	—	(263)	(263)
Stock based compensation expense	—	—	27	—	—	—	27
Balance — June 30, 2024	$21,734	$77	$87,687	$(53,761)	$(2,908)	$(12,968)	$39,861

Three Months Ended June 30, 2023
Balance — March 31, 2023	$25,378	$68	$82,805	$(47,904)	$(2,908)	$(12,215)	$45,224
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	(668)	—	—	(668)
Net loss	—	—	—	(1,421)	—	—	(1,421)
Other comprehensive loss, net of taxes	—	—	—	—	—	(793)	(793)
Conversion of Series D preferred stock to common stock	(1,650)	2	1,648	—	—	—	—
Stock based compensation expense	—	—	175	—	—	—	175
Balance — June 30, 2023	$23,728	$70	$84,628	$(49,993)	$(2,908)	$(13,008)	$42,517
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,212)	$(1,421)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	260	6
Stock based compensation expense	27	175
Depreciation and amortization expense	226	260
Amortization and accretion of loan premiums and discounts and deferred charges, net	118	49
Amortization and accretion of premiums and discounts — securities	48	61
Increase in accrued interest receivable	(7)	(70)
(Increase) decrease in other assets	(316)	203
Decrease in other liabilities	(493)	(972)
Net cash used in operating activities	(2,349)	(1,709)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	775	799
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	67	80
Loans held-for investment, net of (originations) and repayments/payoffs and maturities	(2,991)	10,294
Loans purchased from third parties	(1,186)	(3,052)
(Purchase) redemption of FHLB-NY stock, net	(111)	60
Purchase of premises and equipment	(154)	(66)
Net cash used in (provided by) investing activities	(3,600)	8,115
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(8,546)	(7,267)
Proceeds from long-term borrowings	1,814	—
Net cash used in financing activities	(6,732)	(7,267)
Net decrease in cash and cash equivalents	(12,681)	(861)
Cash and cash equivalents at beginning of period	59,025	42,552
Cash and cash equivalents at end of period	$46,344	$41,691

Supplemental cash flow information:
Noncash financing and investing activities
Conversion of preferred stock to common stock	$—	$1,650

Cash paid for:
Interest	$3,734	$1,955
Tax on capital	67	72
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month SOFR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the June 2024 payment have been made. The interest rate was 8.65% and the accrued interest was $45 thousand at June 30, 2024.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the interim period presented. Operating results for the three month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended March 31, 2025. The consolidated balance sheet at June 30, 2024 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2024. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for credit loss or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Significant increases in food and energy prices resulted from swift increases in the rate of inflation. The Federal Reserve began increasing the federal funds rate at the March 2022 meeting, and is currently maintaining a target interest rate range between 5.25% and 5.5%. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in restoring pandemic job losses and in rebounding to pre-pandemic levels of unemployment. The City's unemployment rate remains high at 4.8%, exceeding the national average, as employment in the arts and entertainment, food and hospitality sectors continue to remain below their pre-pandemic highs.

The closures of five banks in 2023 led to industry-wide concerns related to liquidity, deposit outflows, and unrealized securities losses and eroding confidence in the banking system from the general public. In response to these developments, the Company took a number of preemptive actions, which included proactive outreach to clients and steps to maximize its funding sources. As a result, the Company's liquidity position remains adequate. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and high interest rates, will depend on future developments, which are highly uncertain and difficult to predict.

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
Recent Accounting Standards

Accounting Standards Recently Adopted

On April 1, 2023, the Company adopted Accounting Standards Codification ("ASC") Topic 326, "Financial Instruments - Credit Loss (ASC 326)," which replaces the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") requires entities to adopt an impairment model based on expected losses rather than incurred losses. Under the CECL model, the allowance for credit losses ("ACL") is a valuation allowance that is deducted from the amortized cost basis of certain financial assets, including loans, held-to-maturity securities, and other receivables, to present the net carrying value at the amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This differs from the incurred loss model, which delays recognition of credit losses until it is probable a loss has been incurred. The Company applied the new guidance with a cumulative-effect adjustment to retained earnings as of April 1, 2023, using the modified-retrospective approach. Results for reporting periods beginning after April 1, 2023 are presented under CECL. Prior period amounts have not been restated and are reported in accordance with the incurred loss method. The adoption of ASC 326 resulted in an increase of $0.7 million to the allowance for credit losses related to loans and to the opening balance of accumulated deficit for the year ended March 31, 2024. There was no material impact for other assets within the scope of the new CECL guidance, such as held-to-maturity debt securities and other receivables.

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

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 (for the Company, the fiscal year ending March 31, 2025), and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company does not expect the adoption of this ASU to have a material impact on the Company's financial statements.

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss available to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2024	2023
Net loss attributable to common shareholders	$(2,212)	$(1,421)

Weighted average common shares outstanding - basic	5,140,872	4,496,782
Weighted average common shares outstanding – diluted	5,140,872	4,496,782

Basic loss per common share	$(0.43)	$(0.32)
Diluted loss per common share	(0.43)	(0.32)

The Company has preferred shares which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three months ended June 30, 2024 and 2023, all restricted shares and outstanding stock options were anti-dilutive.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The net proceeds of these offerings were used for general corporate purposes, including support for organic loan growth. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There were no additional offerings in fiscal years 2023 and 2024, and the three months ended June 30, 2024.

During fiscal year 2023, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. During fiscal year 2024, Prudential donated a total of 3,644 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 445,661 shares of Common Stock. The conversions had no impact on the Company's total capital. There have been no conversions during the three months ended June 30, 2024.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the three months ended June 30, 2024 and 2023:

$ in thousands	At March 31, 2024	Other Comprehensive Loss, net of tax	At June 30, 2024
Net unrealized loss on securities available-for-sale	$(12,705)	$(263)	$(12,968)

$ in thousands	At March 31, 2023	Other Comprehensive Loss, net of tax	At June 30, 2023
Net unrealized loss on securities available-for-sale	$(12,215)	$(793)	$(13,008)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the three months ended June 30, 2024 and 2023.

NOTE 6. INVESTMENT SECURITIES

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At June 30, 2024, securities with fair value of $46.9 million, or 96.0%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $1.9 million, or 4.0%, were classified as held-to-maturity, compared to $48.0 million and $2.0 million at March 31, 2024, respectively. The Bank had no securities classified as trading at June 30, 2024 and March 31, 2024.

    Other investments as of June 30, 2024 primarily consists of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.3 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investments and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.9 million at June 30, 2024 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2024 and March 31, 2024:

	At June 30, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$243	$3	$—	$246
Federal Home Loan Mortgage Corporation	19,905	—	(4,512)	15,393
Federal National Mortgage Association	10,796	—	(2,346)	8,450
Total mortgage-backed securities	30,944	3	(6,858)	24,089
U.S. Government Agency Securities	6,014	3	(10)	6,007
Corporate Bonds	5,265	—	(2,345)	2,920
Muni Securities	17,690	—	(3,761)	13,929
Total available-for-sale	$59,913	$6	$(12,974)	$46,945

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$274	$—	$(11)	$263
Federal National Mortgage Association and Other	1,666	—	(90)	1,576
Total held-to maturity	$1,940	$—	$(101)	$1,839

	At March 31, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$280	$4	$(1)	$283
Federal Home Loan Mortgage Corporation	20,299	—	(4,501)	15,798
Federal National Mortgage Association	10,975	—	(2,339)	8,636
Total mortgage-backed securities	31,554	4	(6,841)	24,717
U.S. Government Agency Securities	6,219	—	(25)	6,194
Corporate Bonds	5,266	—	(2,203)	3,063
Muni Securities	17,696	—	(3,640)	14,056
Total available-for-sale	$60,735	$4	$(12,709)	$48,030

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$292	$—	$(9)	$283
Federal National Mortgage Association and Other	1,716	—	(94)	1,622
Total held-to-maturity	$2,008	$—	$(103)	$1,905

There were no sales of available-for-sale and held-to-maturity securities for the three months ended June 30, 2024 and June 30, 2023.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2024 and March 31, 2024 for less than 12 months and 12 months or longer:

	At June 30, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,858)	$23,856	$(6,858)	$23,856
U.S. Government Agency securities	—	—	(10)	4,740	(10)	4,740
Corporate bonds	—	—	(2,345)	2,920	(2,345)	2,920
Muni securities	—	—	(3,761)	13,929	(3,761)	13,929
Total available-for-sale securities	$—	$—	$(12,974)	$45,445	$(12,974)	$45,445
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(101)	$1,806	$(101)	$1,806
Total held-to-maturity securities	$—	$—	$(101)	$1,806	$(101)	$1,806

	At March 31, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,841)	$24,468	$(6,841)	$24,468
U.S. Government Agency securities	(2)	1,273	(23)	4,921	(25)	6,194
Corporate bonds	—	—	(2,203)	3,063	(2,203)	3,063
Muni securities	—	—	(3,640)	14,056	(3,640)	14,056
Total available-for-sale securities	$(2)	$1,273	$(12,707)	$46,508	$(12,709)	$47,781
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(103)	$1,872	$(103)	$1,872
Total held-to-maturity securities	$—	$—	$(103)	$1,872	$(103)	$1,872

    Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 23 available-for-sale and held-to-maturity securities had an unrealized loss at June 30, 2024 compared to 24 at March 31, 2024. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 52.5%, 10.4%, 30.7% and 6.4%, respectively, of total available-for-sale securities in an unrealized loss position at June 30, 2024. There were eight mortgage-backed securities, two U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at June 30, 2024. Management has evaluated available-for-sale securities that are in an unrealized loss position and determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by explicit U.S. government guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. government agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of six mortgage-backed securities that were in an unrealized loss position for more than 12 months at June 30, 2024. These securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of June 30, 2024.

    The following is a summary of the amortized cost and fair value of debt securities at June 30, 2024, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$1,678	$1,669	6.58%
Five through ten years	4,680	3,984	2.44%
After ten years	22,611	17,203	3.39%
Mortgage-backed securities	30,944	24,089	1.63%
Total	$59,913	$46,945	2.52%
Held-to-maturity:
Mortgage-backed securities	$1,940	$1,839	2.82%

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

    The following is a summary of loans receivable, net of allowance for credit losses at June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
$ in thousands	Amount	Percent	Amount	Percent
Loans receivable:
One-to-four family	$79,874	12.7%	$82,787	13.3%
Multifamily	175,995	28.1%	177,203	28.4%
Commercial real estate	179,450	28.6%	175,384	28.2%
Construction	3,122	0.5%	2,203	0.4%
Business (1)	172,503	27.5%	169,602	27.2%
Consumer (2)	15,921	2.6%	15,699	2.5%
Total loans receivable	$626,865	100.0%	$622,878	100.0%

Allowance for credit losses	(5,955)		(5,871)
Total loans receivable, net	$620,910		$617,007
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $2.7 million and $2.9 million at June 30, 2024 and March 31, 2024, respectively. The Bank purchased $1.2 million consumer loans during the three months ended June 30, 2024.

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ACL reserves required. As of June 30, 2024, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Outstanding business loans under the PPP totaled $230 thousand as of June 30, 2024.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves under the expected loss methodology for the three months ended June 30, 2024 and 2023, and the fiscal year ended March 31, 2024.

Three months ended June 30, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Charge-offs	—	—	—	—	(128)	(50)	—	(178)
Recoveries	—	—	—	—	2	—	—	2
Provision for (recovery of) Credit Losses	45	42	12	2	6	153	—	260
Ending Balance	$2,050	$762	$1,234	$3	$1,295	$553	$58	$5,955

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$2,050	$762	$1,234	$3	$1,277	$539	$58	$5,923
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	18	14	—	32

Loan Receivables Ending Balance:	$79,874	$175,995	$179,450	$3,122	$172,503	$15,921	$—	$626,865
Ending Balance: collectively evaluated for impairment	77,646	173,822	174,928	3,122	159,802	15,873	—	605,193
Ending Balance: individually evaluated for impairment	2,228	2,173	4,522	—	12,701	48	—	21,672

At March 31, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for Credit Losses Ending Balance:	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	2,005	720	1,222	1	1,408	449	58	5,863
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	7	1	—	8

Loan Receivables Ending Balance:	$82,787	$177,203	$175,384	$2,203	$169,602	$15,699	$—	$622,878
Ending Balance: collectively evaluated for impairment	78,636	174,718	170,862	2,203	156,340	15,654	—	598,413
Ending Balance: individually evaluated for impairment	4,151	2,485	4,522	—	13,262	45	—	24,465

Three months ended June 30, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$716	$1,109	$1,814	$—	$1,139	$449	$2	$5,229
Impact of CECL adoption	1,220	(392)	(497)		505	(166)	(2)	668
Charge-offs	—	—	—	—	—	(95)	—	(95)
Recoveries	—	—	—	—	49	1	—	50
Provision for (recovery of) Credit Losses	127	(4)	(53)	—	(289)	225	—	6
Ending Balance	$2,063	$713	$1,264	$—	$1,404	$414	$—	$5,858

The following is a summary of nonaccrual loans, at amortized cost, at June 30, 2024 and March 31, 2024.

	June 30, 2024
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$2,650	$—	$2,650
Multifamily	2,206	—	2,206
Commercial real estate	4,522	—	4,522
Business	685	191	876
Consumer	2	48	50
Total nonaccrual loans	$10,065	$239	$10,304

	March 31, 2024
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$3,554	$—	$3,554
Multifamily	2,238	—	2,238
Commercial real estate	4,522	—	4,522
Business	1,317	100	1,417
Consumer	—	44	44
Total nonaccrual loans	$11,631	$144	$11,775

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the three months ended June 30, 2024.

    At June 30, 2024 and March 31, 2024, other non-performing assets totaled $52 thousand, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at June 30, 2024 and March 31, 2024.

    Although we believe that substantially all risk elements at June 30, 2024 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

One-to-four family residential loans and consumer loans are rated non-performing if they are delinquent in payments 90 or more days, or past maturity. All other one-to-four family residential loans and consumer loans are performing loans.

The following table presents the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of June 30, 2024:

$ in thousands	2024	2023	2022	2021	2020		2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$979	$6,567	$53,335	$50,506	$28,305		$34,131	$—	$173,823
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	—	1,418	754		—	—	2,172
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	979	6,567	53,335	51,924	29,059		34,131	—	175,995

Commercial Real Estate
Pass	$7,851	$29,012	$31,187	$27,496	$16,837		$61,879	$—	$174,262
Special Mention	—	—	—	—	—		666	—	666
Substandard	—	—	—	—	—		4,522	—	4,522
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	7,851	29,012	31,187	27,496	16,837		67,067	—	179,450

Construction
Pass	$—	$3,122	$—	$—	$—		$—	$—	$3,122
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	—	—	—		—	—	—
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	—	3,122	—	—	—		—	—	3,122

Business
Pass	$14,790	$21,122	$32,344	$52,000	$10,763		$29,084	$—	$160,103
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	7,964	3,987	—		449	—	12,400
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	14,790	21,122	40,308	55,987	10,763		29,533	—	172,503
Gross charge-offs	—	—	—	—	—	—	128	—	128

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—	$21,591	$3,813	$13,374	$1,416		$37,451	$—	$77,645
Non-Performing	—	—	—	—	—		2,229	—	2,229
Total	—	21,591	3,813	13,374	1,416		39,680	—	79,874

Consumer
Performing	$3,094	$11,101	$501	$1	$8		$1,168	$—	$15,873
Non-Performing	—	46	—	2	—		—	—	48
Total	3,094	11,147	501	3	8		1,168	—	15,921
Gross charge-offs	—	42	—	—	—		8	—	50

Total Loans (excluding gross charge-offs)	$26,714	$92,561	$129,144	$148,784	$58,083		$171,579	$—	$626,865

    At March 31, 2024, the risk category by class of loans was as follows:

$ in thousands	2024		2023		2022		2021	2020	2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$980		$6,587		$53,516		$50,778	$28,483	$34,374	—	$174,718
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		1,451	754	280	—	2,485
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	980		6,587		53,516		52,229	29,237	34,654	—	177,203

Commercial Real Estate
Pass	$2,450		$29,064		$31,313		$27,635	$16,951	$62,775	—	170,188
Special Mention	—		—		—		—	—	674	—	674
Substandard	—		—		—		—	—	4,522	—	4,522
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	2,450		29,064		31,313		27,635	16,951	67,971	—	175,384

Construction
Pass	$—		$2,203		$—		$—	$—	$—	$—	2,203
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		—	—	—	—	—
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		2,203		—		—	—	—	—	2,203

Business
Pass	$7,050		$21,315		$32,675		$52,839	$10,845	$32,587	—	157,311
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		7,939		3,987	—	365	—	12,291
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	7,050		21,315		40,614		56,826	10,845	32,952	—	169,602
Gross charge-offs	—		—		—		—	—	10	—	10

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—		$22,247		$3,830		$13,422	$1,424	$39,002	$—	79,925
Non-Performing	—		—		—		—	—	2,862	—	2,862
Total	—		22,247		3,830		13,422	1,424	41,864	—	82,787

Consumer
Performing	$2,003	$—	$11,891	$—	$570	$—	$4	$16	$1,172	$—	15,656
Non-Performing	—		42		1		—	—	—	—	43
Total	2,003		11,933		571		4	16	1,172	—	15,699
Gross charge-offs	—		18		1		—	—	141	—	160

Total Loans (excluding gross charge-offs)	$12,483		$93,349		$129,844		$150,116	$58,473	$178,613	$—	$622,878

    Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following tables present an aging analysis of the amortized cost of past due loans receivables at June 30, 2024 and March 31, 2024.
.

June 30, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$192	$2,034	$2,226	$77,648	$79,874
Multifamily	—	1,902	754	2,656	173,339	175,995
Commercial real estate	—	—	4,522	4,522	174,927	179,449
Construction	—	—	—	—	3,122	3,122
Business	—	4,624	12,343	16,967	155,535	172,502
Consumer	131	93	122	346	15,576	15,922
Total	$131	$6,811	$19,775	$26,717	$600,147	$626,864

March 31, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$164	$—	$2,859	$3,023	$79,764	$82,787
Multifamily	—	—	2,205	2,205	174,998	177,203
Commercial real estate	—	—	4,660	4,660	170,724	175,384
Construction	—	—	—	—	2,203	2,203
Business	1,959	214	12,071	14,244	155,358	169,602
Consumer	151	54	—	205	15,494	15,699
Total	$2,274	$268	$21,795	$24,337	$598,541	$622,878

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of June 30, 2024 and March 31, 2024:

	At June 30, 2024			At March 31, 2024
	Collateral Type			Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated	Real Estate	Other	Allowance Allocated
One-to-four family	$2,229	$—	$—	$4,151	$—	$—
Multifamily	2,173	—	—	2,485	—	—
Commercial real estate	4,522	—	—	4,522	—	—
Business	11,493	1,207	18	12,196	1,066	7
Consumer	—	48	14	—	45	1
	$20,417	$1,255	$32	$23,354	$1,111	$8

Real estate collateral includes one-to-four family, multifamily and commercial properties. Collateral types securing business loans include accounts receivable. There have been no significant changes to the types of collateral securing the Bank's collateral dependent loans.

In certain circumstances, the Bank will modify the terms of a loan by granting a concession. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the three months ended June 30, 2024 and 2023. At June 30, 2024, loans modified to borrowers experiencing financial difficulty totaled $6.4 million, $0.7 million of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were three modified loans totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to the restructured terms for a period of at least six months. For the periods ended June 30, 2024 and 2023, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at June 30, 2024.

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

The following table reflects the Bank's outstanding commitments as of June 30, 2024 and March 31, 2024:

$ in thousands	June 30, 2024	March 31, 2024
Lines of credit	$4,835	$4,268
Commitment to fund private equity investment	650	650
	$5,485	$4,918

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$130	$130
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	246	—	246
Federal Home Loan Mortgage Corporation	—	15,393	—	15,393
Federal National Mortgage Association	—	8,450	—	8,450
U.S. Government Agency securities	—	6,007	—	6,007
Corporate bonds	—	2,920	—	2,920
Muni securities	—	13,929	—	13,929
Total available-for-sale securities	—	46,945	—	46,945
Total assets	$—	$46,945	$130	$47,075

	Fair Value Measurements at March 31, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$140	$140
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	283	—	283
Federal Home Loan Mortgage Corporation	—	15,798	—	15,798
Federal National Mortgage Association	—	8,636	—	8,636
U.S. Government Agency securities	—	6,194	—	6,194
Corporate bonds	—	3,063	—	3,063
Muni securities	—	14,056	—	14,056
Total available-for-sale securities	—	48,030	—	48,030
Total assets	$—	$48,030	$140	$48,170

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at June 30, 2024 and March 31, 2024.

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

    During the three months ended June 30, 2024, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2024 and 2023:

$ in thousands	Beginning balance, April 1, 2024	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2024	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2024
Mortgage servicing rights	$140	(10)	—	—	$130	$(9)

$ in thousands	Beginning balance, April 1, 2023	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2023	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2023
Mortgage servicing rights	$152	(5)	—	—	$147	$(5)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$130	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.5%
			Range of Inputs	3.0% to 7.5%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$140	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.4%
			Range of Inputs	3.0% to 7.1%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2024 and March 31, 2024, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	—	—	52	$52

	Fair Value Measurements at March 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	—	—	52	$52

    For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2024 and March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of June 30, 2024 and March 31, 2024, the Company had loans with a carrying value of $14.6 million and $15.2 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2024 and March 31, 2024 are as follows:

	June 30, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$46,344	$46,344	$46,344	$—	$—
Securities available-for-sale	46,945	46,945	—	46,945	—
Securities held-to-maturity	1,940	1,839	—	1,839	—
Loans receivable	620,910	594,559	—	—	594,559
Accrued interest receivable	3,669	3,669	—	3,669	—
Mortgage servicing rights	130	130	—	—	130
Financial Liabilities:
Deposits	$638,453	$635,958	$420,423	$215,535	$—
Advances from FHLB-NY	29,841	29,738	—	29,738	—
Other borrowed money	18,403	17,661	—	17,661	—
Accrued interest payable	1,097	1,097	—	1,097	—

	March 31, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$59,025	$59,025	$59,025	$—	$—
Securities available-for-sale	48,030	48,030	—	48,030	—
Securities held-to-maturity	2,008	1,905	—	1,905	—
Loans receivable	617,007	593,484	—	—	593,484
Accrued interest receivable	3,662	3,662	—	3,662	—
Mortgage servicing rights	140	140	—	—	140
Financial Liabilities:
Deposits	$646,999	$642,831	$420,663	$222,168	$—
Advances from FHLB-NY	28,027	27,920	—	27,920	—
Other borrowed money	18,403	17,623	—	17,623	—
Accrued interest payable	1,128	1,128	—	1,128	—

NOTE 11. NON-INTEREST REVENUE AND EXPENSE

    ASC Topic 606, Revenue from Contracts with Customer ("Topic 606") does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain non-interest income streams such as gains on sales of residential mortgage and SBA loans, income associated with servicing assets, and loan fees, including residential mortgage originations to be sold and prepayment and late fees charged across all loan categories are not in scope of the guidance. Topic 606 is applicable to non-interest revenue streams, such as depository fees, service charges and commission revenues. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. The Company generally satisfies its performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. Non-interest revenue streams in-scope of Topic 606 are discussed below.

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
$ in thousands	2024	2023
Non-interest income
In-scope of Topic 606
Depository fees and charges	$538	$577
Loan fees and service charges	(44)	50
Other non-interest income	84	59
Non-interest income (in-scope of Topic 606)	578	686
Non-interest income (out-of-scope of Topic 606)	127	69
Total non-interest income	$705	$755

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended June 30,
$ in thousands	2024	2023
Other non-interest income:
Other	$116	$94
Total other non-interest income	$116	$94

Other non-interest expense:
Legal expense	$150	$93
Insurance and surety	291	309
Audit expense	167	166
Data lines / internet	97	106
Retail expenses	295	286
Director's fees	105	105
Other	797	725
Total other non-interest expense	$1,902	$1,790

NOTE 12. LEASES

    The Company applies ASC Topic 842, Leases ("ASC 842") to its leases. The Company has operating leases related to its administrative offices and seven retail branches. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC Topic 840, Leases ("ASC 840"). ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of June 30, 2024, operating ROU lease assets and related lease liabilities totaled $9.3 million and $10.0 million, respectively. As of March 31, 2024, operating ROU lease assets and related lease liabilities totaled $9.8 million and $10.6 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of June 30, 2024, the Company had $58 thousand and $60 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three months ended June 30, 2024:

June 30, 2024
Weighted-average remaining lease term
Operating leases	4.2 years
Finance lease	2.1 years

Weighted-average discount rate
Operating leases	3.05%
Finance lease	4.87%

	Three Months Ended June 30,
$ in thousands	2024	2023
Operating lease expense	$706	$692

Finance lease cost
Amortization of right-of use asset	14	28
Interest on lease liability	1	2

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	734	711
Finance lease	18	34

    Maturities of lease liabilities at June 30, 2024 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2025	$2,013	$36
2026	2,687	26
2027	2,440	—
2028	2,259	—
2029	1,090	—
Thereafter	186	—
Total lease payments	10,675	62
Interest	(672)	(2)
Lease liability	$10,003	$60

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

•the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for credit losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits;

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

Overview

    Carver Bancorp, Inc. is the holding company for Carver Federal Savings Bank, a federally chartered savings bank. The Company is headquartered in New York, New York. The Company conducts business as a unitary savings and loan holding company, and the principal business of the Company consists of the operation of Carver Federal. Carver Federal was founded in 1948 to serve African-American communities whose residents, businesses and institutions had limited access to mainstream financial services. The Bank remains headquartered in Harlem, and predominantly all of its seven branches are located in low- to moderate-income neighborhoods. Many of these historically underserved communities have experienced unprecedented growth and diversification of incomes, ethnicity and economic opportunity, after decades of public and private investment.

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $746.5 million in assets and 110 employees as of June 30, 2024.

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

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At June 30, 2024, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

Critical Accounting Estimates

    Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2024 included in its Form 10-K for the year ended March 31, 2024, as supplemented by this report, contains a summary of significant accounting policies. The Company believes its policies with respect to the methodologies used to determine the allowance for credit losses is the most critical accounting estimate. This estimate involves a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2024.

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. In a continued effort to combat inflation, the Federal Reserve approved the 11th interest rate hike in July 2023, raising the overnight borrowing rate 25 basis points to a target range of 5.25% to 5.5%, the highest it has been in 22 years. Interest rates were held steady at the July 2024 meeting, although the Federal Reserve may begin cutting rates later this year. A high interest rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of June 30, 2024 were as follows:

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

•Consumer (including Overdraft accounts) - The Consumer portfolio includes student loans to medical students enrolled in several medical schools, throughout the United States and the Caribbean, as well as unsecured consumer loans purchased from or originated through strategic partnerships with Bankers Healthcare Group, LLC and Upstart Holdings, Inc. Consumer loans are typically unsecured and more susceptible to declining economic conditions.

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2024, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $1.8 million, or 3.9%, to $48.3 million at June 30, 2024, compared to $46.5 million at March 31, 2024. The Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. At June 30, 2024, the Bank had $29.8 million outstanding advances from the FHLB-NY. At June 30, 2024, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $1.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in subordinated debt securities and $5.0 million in low interest loans outstanding as of June 30, 2024.

During the first quarter of the current fiscal year, the Company entered into an agreement with a third party, in which the third party would provide the Company with a $25.0 million revolving unsecured long-term, below-market-rate loan to support the Bank in financing initiatives that reduce greenhouse gas emissions and promote energy efficiency in building projects, fleet upgrades to electric vehicles, and electric vehicle charging station infrastructure. The loan facility will also support the working capital and asset-specific financing needs of Minority and Women-owned Business Enterprises working on green energy projects, weatherization, electrification, and green technology.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2024 and March 31, 2024, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $46.3 million and $59.0 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, we sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the agent. There were no additional offerings during fiscal years 2023, 2024 and the three months ended June 30, 2024.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2024, total cash and cash equivalents decreased $12.7 million to $46.3 million at June 30, 2024, compared to $59.0 million at March 31, 2024, reflecting cash used in financing activities of $6.7 million, cash used in investing activities of $3.6 million and cash used in operating activities of $2.3 million. Net cash used in financing activities of $6.7 million resulted from a net decrease in deposits of $8.5 million, partially offset by a $1.8 million increase in long-term borrowings. Certificates of deposit decreased $6.6 million, primarily due to an $8.5 million decrease in brokered deposits from the maturity of DTC brokered CDs that had been secured during fiscal year 2024 to ensure the availability of sufficient liquidity for projected loan closings. In addition, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program. Net cash used in investing activities of $3.6 million was attributable to loan purchases and originations, net of repayments and payoffs, partially offset by investment paydowns.

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

    Effective January 1, 2020, the federal banking agencies adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” For the current period, the Bank has elected to continue to utilize the generally applicable leverage and risk-based requirements and not apply the community bank leverage ratio.

    The table below presents the capital position of the Bank at June 30, 2024:

	June 30, 2024
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$71,559	9.53%
Individual minimum capital requirement	67,588	9.00%
Minimum capital requirement	30,039	4.00%
Excess over individual minimum capital requirement	3,971	0.53%

Common equity Tier 1
Regulatory capital	$71,559	11.67%
Minimum capital requirement	42,920	7.00%
Excess	28,639	4.67%

Tier 1 risk-based capital
Regulatory capital	$71,559	11.67%
Minimum capital requirement	52,118	8.50%
Excess	19,441	3.17%

Total risk-based capital
Regulatory capital	$77,611	12.66%
Individual minimum capital requirement	73,578	12.00%
Minimum capital requirement	64,381	10.50%
Excess over individual minimum capital requirement	4,033	0.66%

Bank Regulatory Matters

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, Carver was issued an IMCR letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio. The Bank was released from the Agreement on January 18, 2023. The IMCR remains in effect. At June 30, 2024, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.53%, Common Equity Tier 1 capital ratio of 11.67%, Tier 1 risk-based capital ratio of 11.67%, and a total risk-based capital ratio of 12.66%.

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At June 30, 2024, the Bank continues to service 74 loans with a principal balance of $11.2 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2024 (1)	$1,367
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(4)
Open claims as of June 30, 2024 (1)	$1,363
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2024:

$ in thousands	June 30, 2024
Representation and warranty repurchase reserve, March 31, 2024 (1)	$86
Net adjustment to reserve for repurchase losses (2)	(1)
Representation and warranty repurchase reserve, June 30, 2024 (1)	$85
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2024 and March 31, 2024

Assets

    At June 30, 2024, total assets were $746.5 million, reflecting a decrease of $10.3 million, or 1.4%, from total assets of $756.8 million at March 31, 2024. The decrease was primarily attributable to decreases of $12.7 million in cash and cash equivalents and $1.1 million in the Bank's investment portfolio, partially offset by an increase of $3.9 million in the Bank's net loan portfolio.

    Total cash and cash equivalents decreased $12.7 million, or 21.5%, from $59.0 million at March 31, 2024 to $46.3 million at June 30, 2024. The decrease in cash was primarily due to a decrease in total deposits and increase in net loan activity, partially offset by paydowns received on investment securities and an increase in advances from the FHLB-NY and other borrowed money.

    Total investment securities decreased $1.1 million, or 2.2%, to $48.9 million at June 30, 2024, compared to $50.0 million at March 31, 2024 due to scheduled principal payments received of approximately $0.8 million and a $0.3 million increase in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans increased $4.0 million, or 0.6%, to $626.9 million at June 30, 2024, compared to $622.9 million at March 31, 2024, primarily due to new loan originations of $14.9 million and loan pool purchases of $1.2 million. These were partially offset by attrition and payoffs of $11.7 million. The level of payoffs can be attributed to borrowers continuing to sell commercial real estate, although now at a slower pace, in order to lock in values, as well as paydowns on lines of credit for borrowers looking for opportunities to reduce interest expense in the current rate environment.

Liabilities and Equity

    Total liabilities decreased $7.9 million, or 1.1%, to $706.6 million at June 30, 2024, compared to $714.5 million at March 31, 2024, primarily due to a decrease in total deposits, partially offset by an increase in advances from the FHLB-NY and other borrowed money.

    Deposits decreased $8.5 million, or 1.3%, to $638.5 million at June 30, 2024, compared to $647.0 million at March 31, 2024. The decrease was primarily related to decreases in certificate of deposit, savings and interest-bearing business checking accounts. Certificates of deposit decreased in the current period due to the renewal of brokered deposits at lesser amounts.

    Advances from the FHLB-NY and other borrowed money increased $1.8 million, or 3.9%, to $48.3 million at June 30, 2024, compared to $46.5 million at March 31, 2024. The Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. At June 30, 2024, the Bank had $29.8 million outstanding advances from the FHLB-NY.

    Total equity decreased $2.4 million, or 5.7%, to $39.9 million at June 30, 2024, compared to $42.3 million at March 31, 2024. The decrease was due to a net loss of $2.2 million, coupled with an increase of $0.3 million in unrealized losses on securities available-for-sale for the three month period ended June 30, 2024.

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

Off-Balance Sheet Arrangements

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. At June 30, 2024, the Company had $5.5 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of June 30, 2024 was $12 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

Overview

    The Company reported net loss of $2.2 million for the three months ended June 30, 2024, compared to a net loss of $1.4 million for the comparable prior year quarter. The change in our results was primarily driven by increases in interest expense, non-interest expense and provision for credit losses, partially offset by an increase in interest income compared to the prior year period.

    The following table reflects selected operating ratios for the three months ended June 30, 2024 and 2023 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2024		2023
Return on average assets (1)	(1.18)%		(0.79)%
Return on average stockholders' equity (2)	(21.49)%		(12.75)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(16.18)%		(10.00)%
Net interest margin (3)	3.01%		3.14%
Interest rate spread (4)	2.48%		2.75%
Efficiency ratio (5)	131.44%		122.61%
Operating expenses to average assets (6)	4.36%		4.26%
Average stockholders' equity to average assets (7)	5.50%		6.18%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.30%		7.88%
Average interest-earning assets to average interest-bearing liabilities	1.25	x	1.29	x

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

	Three Months Ended June 30,
$ in thousands	2024	2023
Average Stockholders' Equity	$41,179	$44,583
Average AOCI	(13,492)	(12,235)
Average Stockholders' Equity, excluding AOCI	$54,671	$56,818

Return on Average Stockholders' Equity	(21.49)%	(12.75)%
Return on Average Stockholders' Equity, excluding AOCI	(16.18)%	(10.00)%

Average Stockholders' Equity to Average Assets	5.50%	6.18%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.30%	7.88%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for credit losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income remained flat at $5.5 million for the three months ended June 30, 2024, compared to the same quarter last year.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2024 and 2023. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended June 30,
	2024			2023
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$622,859	$8,067	5.18%	$595,680	$6,811	4.57%
Mortgage-backed securities	26,093	140	2.15%	29,300	149	2.03%
Investment securities(2)	31,817	292	3.67%	34,379	301	3.50%
Money market investments	50,912	708	5.59%	42,042	533	5.09%
Total interest-earning assets	731,681	9,207	5.03%	701,401	7,794	4.44%
Non-interest-earning assets	17,251			19,768
Total assets	$748,932			$721,169

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$45,419	$208	1.84%	$50,875	$9	0.07%
Savings and clubs	112,845	147	0.52%	111,654	45	0.16%
Money market	157,487	583	1.49%	153,581	488	1.27%
Certificates of deposit	218,631	2,170	3.99%	182,193	1,170	2.58%
Mortgagors deposits	3,077	3	0.39%	3,589	2	0.22%
Total deposits	537,459	3,111	2.33%	501,892	1,714	1.37%
Borrowed money	47,208	592	5.04%	43,141	578	5.37%
Total interest-bearing liabilities	584,667	3,703	2.55%	545,033	2,292	1.69%
Non-interest-bearing liabilities
Demand deposits	102,919			105,835
Other liabilities	20,167			25,718
Total liabilities	707,753			676,586
Stockholders' equity	41,179			44,583
Total liabilities and equity	$748,932			$721,169
Net interest income		$5,504			$5,502

Average interest rate spread			2.48%			2.75%

Net interest margin			3.01%			3.14%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $1.4 million, or 17.9%, to $9.2 million for the three months ended June 30, 2024, compared to $7.8 million for the prior year quarter. Interest income on loans increased $1.3 million, or 19.1%, for the three months ended June 30, 2024, primarily due to an increase in the average yield on the portfolio of 61 basis points, coupled with a $27.2 million, or 4.6%, increase in average loan balances for the current period. Interest income on money market investments increased $0.2 million, or 40.0%, for the three months ended June 30, 2024, due to an increase in average interest rates on the Bank's interest-bearing account at the Federal Reserve Bank, combined with an $8.9 million increase in the average balance on deposit.

Interest Expense

    Interest expense increased $1.4 million, or 60.9% to $3.7 million for the three months ended June 30, 2024, compared to $2.3 million for the prior year quarter. The higher interest rate environment is reflected in the average cost of interest-bearing deposits for the current period. Interest expense on deposits increased $1.4 million for the three months ended June 30, 2024, primarily due to an increase in the average balance of higher-cost certificate of deposits as well as increases in the average rates paid on interest-bearing checking, savings and money market accounts.

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

The following table summarizes the activity in the ACL for the three months ended June 30, 2024 and 2023 and the fiscal year ended March 31, 2024:

$ in thousands	Three Months Ended June 30, 2024	Fiscal Year Ended March 31, 2024	Three Months Ended June 30, 2023
Beginning Balance	$5,871	$5,229	$5,229
Impact of CECL adoption	—	668	668
Less: Charge-offs
Business	(128)	(10)	—
Consumer	(50)	(160)	(95)
Total charge-offs	(178)	(170)	(95)
Add: Recoveries
Business	2	55	49
Consumer	—	6	1
Total recoveries	2	61	50
Net (charge-offs) recoveries	(176)	(109)	(45)
Provision for (recovery of) credit losses
One-to-four family	45	69	127
Multifamily	42	3	(4)
Commercial real estate	12	(95)	(53)
Construction	2	1	—
Business	6	(274)	(289)
Consumer	153	321	225
Unallocated	—	58	—
Provision for (recovery of) credit losses	260	83	6
Ending Balance	$5,955	$5,871	$5,858

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)
Business	(0.30)%	0.03%	0.12%
Consumer	(1.26)%	(1.25)%	(4.21)%
Total loans	(0.11)%	(0.02)%	(0.03)%

Allowance to total loans	0.95%	0.94%	0.99%
Allowance to nonaccrual loans	57.79%	49.86%	37.55%

    The Company recorded a $260 thousand provision for credit losses for the three months ended June 30, 2024, compared to a $6 thousand provision for credit losses for the prior year quarter. The increase in the provision was attributed to a $128 thousand reversal of a previous recovery, increase in the loan portfolio and some minor adjustments to the qualitative factors incorporated in the expected loss model for the current period. Net charge-offs of $176 thousand were recognized during the first quarter, compared to net charge-offs of $45 thousand for the prior year quarter.

At June 30, 2024, nonaccrual loans totaled $10.3 million, or 1.4% of total assets, compared to $11.8 million, or 1.6% of total assets at March 31, 2024. The ACL was $6.0 million at June 30, 2024, which represents a ratio of the ACL to nonaccrual loans of 57.8% compared to a ratio of 49.9% at March 31, 2024. The ratio of the ACL to total loans was 0.95% at June 30, 2024, compared to 0.94% at March 31, 2024.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At June 30, 2024, modified loans to a borrower experiencing financial difficulty totaled $6.4 million, of which $5.7 million were classified as performing.

    At June 30, 2024, non-performing assets totaled $10.4 million, or 1.4% of total assets compared to $11.8 million, or 1.6% of total assets at March 31, 2024. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,650	$3,554	$4,295	$3,942	$4,154
Multifamily	2,206	2,238	2,627	1,131	824
Commercial real estate	4,522	4,522	5,937	4,522	4,522
Business	876	1,417	14,009	6,198	6,098
Consumer	50	44	45	30	1
Total nonaccrual loans	10,304	11,775	26,913	15,823	15,599
Other non-performing assets (2):
Real estate owned	52	52	60	60	60
Total non-performing assets (3)	$10,356	$11,827	$26,973	$15,883	$15,659

Nonaccrual loans to total loans	1.64%	1.89%	4.31%	2.59%	2.64%
Non-performing loans to total loans	1.64%	1.89%	4.31%	2.59%	2.64%
Non-performing assets to total assets	1.39%	1.56%	3.48%	2.14%	2.20%
Allowance to total loans	0.95%	0.94%	0.94%	0.98%	0.99%
Allowance to nonaccrual loans	57.79%	49.86%	21.91%	37.96%	37.55%

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

(3) Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2024, there were $5.7 million of these modified loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2024, the Bank had $2.6 million in subprime loans, or 0.4% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

    Non-interest income decreased $0.1 million, or 12.5%, to $0.7 million for the three months ended June 30, 2024, compared to $0.8 million for the prior year quarter. Loan fees and service charges was lower in the current period due to a waiver of late fees for a long-time Bank relationship. Non-interest income for the current quarter included $0.1 million grant income recognized from the Bank's award through the CDFI Fund's Equitable Recovery Program.

Non-Interest Expense

    Non-interest expense increased $0.5 million, or 6.5%, to $8.2 million for the three months ended June 30, 2024, compared to $7.7 million for the prior year quarter. Employee compensation and benefits increased compared to the prior year period due to merit increases and recruiting fees. Net equipment expense was higher due to upgraded cybersecurity systems and the implementation of service contracts for new consumer loan and deposit products. Other non-interest expense increased due to higher legal expense compared to the prior year period.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2024, the Company’s management, including the Company's Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2024, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of June 30, 2024, we are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    There have been no material changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    Not applicable.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    During the three months ended June 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2024 (unaudited) and March 31, 2024; (ii) Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended June 30, 2024 and 2023 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2024 and 2023 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023 (unaudited); and (vi) Notes to Consolidated Financial Statements.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	August 14, 2024	/s/ Craig C. MacKay
Craig C. MacKay
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2024	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)