Form 10-Q
period 2024-09-30
CARVER BANCORP INC
filed 2024-11-14
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2024
Common Stock, par value $0.01	5,109,728

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	September 30, 2024	March 31, 2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$54,037	$58,522
Money market investments	508	503
Total cash and cash equivalents	54,545	59,025
Investment securities:
Available-for-sale, at fair value (amortized cost of $58,957 and $60,735, respectively)	48,111	48,030
Held-to-maturity, at amortized cost (fair value of $1,816 and $1,905, respectively)	1,863	2,008
Total investment securities	49,974	50,038
Loans receivable:
Real estate mortgage loans	434,081	437,577
Commercial business loans	169,138	169,602
Consumer loans	15,995	15,699
Loans, net of deferred fees and costs	619,214	622,878
Allowance for credit losses	(6,242)	(5,871)
Total loans receivable, net	612,972	617,007
Premises and equipment, net	2,318	2,567
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,665	2,004
Accrued interest receivable	4,854	3,662
Right-of-use assets	9,517	9,844
Other assets	12,915	12,649
Total assets	$748,760	$756,796

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$102,697	$102,013
Interest-bearing deposits:
Interest-bearing checking	44,841	46,358
Savings	107,748	113,187
Money market	154,349	159,105
Certificates of deposit	239,407	223,719
Escrow	1,769	2,617
Total interest-bearing deposits	548,114	544,986
Total deposits	650,811	646,999
Advances from the FHLB-NY and other borrowed money	38,293	46,536
Operating lease liability	10,197	10,616
Other liabilities	9,589	10,336
Total liabilities	708,890	714,487
Commitments and contingencies (Note 8)	—	—

EQUITY
Preferred stock, (par value $0.01 per share: 9,557 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,557	9,557
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 7,644,675 shares issued; 5,140,872 shares outstanding, respectively)	77	77
Additional paid-in capital	87,687	87,660
Accumulated deficit	(55,874)	(51,549)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(10,846)	(12,705)
Total equity	39,870	42,309
Total liabilities and equity	$748,760	$756,796
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2024	2023	2024	2023
Interest income:
Loans	$8,711	$7,056	$16,778	$13,867
Mortgage-backed securities	133	145	273	294
Investment securities	288	245	580	546
Money market investments	694	564	1,402	1,097
Total interest income	9,826	8,010	19,033	15,804

Interest expense:
Deposits	3,233	2,011	6,344	3,725
Advances and other borrowed money	598	600	1,190	1,178
Total interest expense	3,831	2,611	7,534	4,903

Net interest income	5,995	5,399	11,499	10,901
Provision for credit losses	461	168	721	174
Net interest income after provision for credit losses	5,534	5,231	10,778	10,727

Non-interest income:
Depository fees and charges	545	558	1,083	1,135
Loan fees and service charges	73	192	44	256
Loss on sale of loans, net	(191)	—	(191)	—
Grant income	—	582	80	602
Other	157	131	273	225
Total non-interest income	584	1,463	1,289	2,218

Non-interest expense:
Employee compensation and benefits	3,542	3,324	7,043	6,645
Net occupancy expense	1,279	1,176	2,476	2,281
Equipment, net	550	587	1,130	1,064
Data processing	793	757	1,525	1,508
Consulting fees	201	137	280	237
Federal deposit insurance premiums	159	155	329	283
Other	1,707	2,144	3,609	3,934
Total non-interest expense	8,231	8,280	16,392	15,952

Loss before income taxes	(2,113)	(1,586)	(4,325)	(3,007)
Income tax expense	—	—	—	—
Net loss	$(2,113)	$(1,586)	$(4,325)	$(3,007)

Loss per common share:
Basic	$(0.41)	$(0.33)	$(0.84)	$(0.65)
Diluted	(0.41)	(0.33)	(0.84)	(0.65)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Net loss	$(2,113)	$(1,586)	$(4,325)	$(3,007)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	2,122	(2,306)	1,859	(3,099)
Total other comprehensive income (loss), net of tax	2,122	(2,306)	1,859	(3,099)
Total comprehensive income (loss), net of tax	$9	$(3,892)	$(2,466)	$(6,106)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Six Months Ended September 30, 2024 and 2023
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Three Months Ended September 30, 2024
Balance — June 30, 2024	$21,734	$77	$87,687	$(53,761)	$(2,908)	$(12,968)	$39,861
Net loss	—	—	—	(2,113)	—	—	(2,113)
Other comprehensive income, net of taxes	—	—	—	—	—	2,122	2,122
Balance — September 30, 2024	$21,734	$77	$87,687	$(55,874)	$(2,908)	$(10,846)	$39,870

Six Months Ended September 30, 2024
Balance — March 31, 2024	$21,734	$77	$87,660	$(51,549)	$(2,908)	$(12,705)	$42,309
Net loss	—	—	—	(4,325)	—	—	(4,325)
Other comprehensive income, net of taxes	—	—	—	—	—	1,859	1,859
Stock based compensation expense	—	—	27	—	—	—	27
Balance — September 30, 2024	$21,734	$77	$87,687	$(55,874)	$(2,908)	$(10,846)	$39,870

Three Months Ended September 30, 2023
Balance — June 30, 2023	$23,728	$70	$84,628	$(49,993)	$(2,908)	$(13,008)	$42,517
Net loss	—	—	—	(1,586)	—	—	(1,586)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,306)	(2,306)
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Issuance of common stock	—	4	996		—		1,000
Stock based compensation expense	—	—	44	—	—	—	44
Balance — September 30, 2023	$23,178	$75	$86,217	$(51,579)	$(2,908)	$(15,314)	$39,669

Six Months Ended September 30, 2023
Balance — March 31, 2023	$25,378	$68	$82,805	$(47,904)	$(2,908)	$(12,215)	$45,224
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	(668)	—	—	(668)
Net loss	—	—	—	(3,007)	—	—	(3,007)
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,099)	(3,099)
Conversion of Series D preferred stock to common stock	(2,200)	3	2,197	—	—	—	—
Issuance of common stock	—	4	996	—	—	—	1,000
Stock based compensation expense	—	—	219	—	—	—	219
Balance — September 30, 2023	$23,178	$75	$86,217	$(51,579)	$(2,908)	$(15,314)	$39,669
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,325)	$(3,007)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	721	174
Stock based compensation expense	27	219
Depreciation and amortization expense	439	523
Loss on sale of loans, net	191	—
Amortization and accretion of loan premiums and discounts and deferred charges, net	209	126
Amortization and accretion of premiums and discounts — securities	97	186
Increase in accrued interest receivable	(1,192)	(167)
Increase in other assets	(739)	(5,892)
(Decrease) increase in other liabilities	(804)	823
Net cash used in operating activities	(5,376)	(7,015)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	1,683	2,917
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	143	153
Loans held-for investment, net of (originations) and repayments/payoffs and maturities	5,690	13,890
Loans purchased from third parties	(2,468)	(26,956)
Proceeds from loans sold	143	—
Redemption of FHLB-NY stock, net	339	262
Purchase of premises and equipment	(260)	(165)
Net cash provided by (used in) investing activities	5,270	(9,899)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,812	30,024
Repayment of short-term borrowings	—	(10,000)
Proceeds from long-term borrowings	1,814	5,527
Repayment of long-term borrowings	(10,000)	—
Issuance of common stock	—	1,000
Net cash (used in) provided by financing activities	(4,374)	26,551
Net (decrease) increase in cash and cash equivalents	(4,480)	9,637
Cash and cash equivalents at beginning of period	59,025	42,552
Cash and cash equivalents at end of period	$54,545	$52,189

Supplemental cash flow information:
Noncash financing and investing activities
Conversion of preferred stock to common stock	$—	$2,200

Cash paid for:
Interest	$7,502	$1,475
Tax on capital	127	132
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month SOFR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the September 2024 payment have been made. The interest rate was 8.25% and the accrued interest was $43 thousand at September 30, 2024.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the interim period presented. Operating results for the three and six month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended March 31, 2025. The consolidated balance sheet at September 30, 2024 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2024. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for credit loss or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Inflationary pressure has started to decrease, but rates remain high and affect customer demand. The target interest rate range had been held steady at its highest point between 5.25% and 5.5% since July 2023, until the Federal Reserve lowered the rates by 50 basis points in September 2024, easing monetary policy for the first time since regular increases began in March 2022. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in job losses and levels of unemployment. The City's local area inflation has exceeded the national rate and its unemployment rate remains high at 5.2%, exceeding the national average.

The Bank's liquidity position remains adequate. The impact of market volatility from continued inflation and higher interest rates will depend on future developments, which are highly uncertain and difficult to predict. The Company is closely monitoring its asset quality, liquidity, and capital positions, as well as the credit risk in its loan portfolio. Management is actively working to minimize the current and future impact of the current business and industry environment, and is continuing to make adjustments to operations where appropriate or necessary to mitigate risk. However, these factors and events may have negative effects on the business, financial condition, and results of operations of the Company and its customers.
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

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss attributable to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2024	2023	2024	2023
Net loss attributable to common shareholders	$(2,113)	$(1,586)	$(4,325)	$(3,007)

Weighted average common shares outstanding - basic	5,140,872	4,816,046	5,140,872	4,656,414
Weighted average common shares outstanding – diluted	5,140,872	4,816,046	5,140,872	4,656,414

Basic loss per common share	$(0.41)	$(0.33)	$(0.84)	$(0.65)
Diluted loss per common share	(0.41)	(0.33)	(0.84)	(0.65)

The Company has preferred shares which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three and six months ended September 30, 2024 and 2023, all restricted shares and outstanding stock options were anti-dilutive.

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

On December 14, 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Piper Sandler & Co. (“Piper Sandler”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate gross sales prices of up to $20.0 million (the “ATM Shares”) from time to time. Any sales made under the Sales Agreement will be sales deemed to be "at-the-market (ATM) offerings," as defined in Rule 415 under the Securities Act of 1933, as amended. These sales will be made through ordinary broker transactions on the NASDAQ Capital Market stock exchange at market prices prevailing at the time, at prices related to the prevailing market prices, or at negotiated prices. The net proceeds of these offerings were used for general corporate purposes, including support for organic loan growth. During fiscal year 2022, the Company sold an aggregate of 397,367 shares of common stock under the ATM offering program, resulting in gross proceeds of $3.1 million and net proceeds to the Company of $3.0 million after deducting commissions and expenses. There have been no subsequent offerings. \

During fiscal year 2023, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. During fiscal year 2024, Prudential donated a total of 3,644 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 445,661 shares of Common Stock. The conversions had no impact on the Company's total capital. There have been no conversions during the six months ended September 30, 2024.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the six months ended September 30, 2024 and 2023:

$ in thousands	At March 31, 2024	Other Comprehensive Loss, net of tax	At September 30, 2024
Net unrealized loss on securities available-for-sale	$(12,705)	$1,859	$(10,846)

$ in thousands	At March 31, 2023	Other Comprehensive Loss, net of tax	At September 30, 2023
Net unrealized loss on securities available-for-sale	$(12,215)	$(3,099)	$(15,314)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2024 and 2023.

NOTE 6. INVESTMENT SECURITIES

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At September 30, 2024, securities with fair value of $48.1 million, or 96.3%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $1.9 million, or 3.7%, were classified as held-to-maturity, compared to $48.0 million and $2.0 million at March 31, 2024, respectively. The Bank had no securities classified as trading at September 30, 2024 and March 31, 2024.

    Other investments as of September 30, 2024 primarily consists of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.4 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investments and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $7.0 million at September 30, 2024 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2024 and March 31, 2024:

	At September 30, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$213	$4	$—	$217
Federal Home Loan Mortgage Corporation	19,451	—	(3,850)	15,601
Federal National Mortgage Association	10,586	—	(1,913)	8,673
Total mortgage-backed securities	30,250	4	(5,763)	24,491
U.S. Government Agency Securities	5,759	4	(9)	5,754
Corporate Bonds	5,264	—	(2,084)	3,180
Muni Securities	17,684	—	(2,998)	14,686
Total available-for-sale	$58,957	$8	$(10,854)	$48,111

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$263	$—	$(2)	$261
Federal National Mortgage Association and Other	1,600	—	(45)	1,555
Total held-to maturity	$1,863	$—	$(47)	$1,816

	At March 31, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$280	$4	$(1)	$283
Federal Home Loan Mortgage Corporation	20,299	—	(4,501)	15,798
Federal National Mortgage Association	10,975	—	(2,339)	8,636
Total mortgage-backed securities	31,554	4	(6,841)	24,717
U.S. Government Agency Securities	6,219	—	(25)	6,194
Corporate Bonds	5,266	—	(2,203)	3,063
Muni Securities	17,696	—	(3,640)	14,056
Total available-for-sale	$60,735	$4	$(12,709)	$48,030

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$292	$—	$(9)	$283
Federal National Mortgage Association and Other	1,716	—	(94)	1,622
Total held-to-maturity	$2,008	$—	$(103)	$1,905

There were no sales of available-for-sale and held-to-maturity securities for the six months ended September 30, 2024 and September 30, 2023.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2024 and March 31, 2024 for less than 12 months and 12 months or longer:

	At September 30, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(5,763)	$24,274	$(5,763)	$24,274
U.S. Government Agency securities	—	—	(9)	1,478	(9)	1,478
Corporate bonds	—	—	(2,084)	3,180	(2,084)	3,180
Muni securities	—	—	(2,998)	14,686	(2,998)	14,686
Total available-for-sale securities	$—	$—	$(10,854)	$43,618	$(10,854)	$43,618
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(47)	$1,786	$(47)	$1,786
Total held-to-maturity securities	$—	$—	$(47)	$1,786	$(47)	$1,786

	At March 31, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,841)	$24,468	$(6,841)	$24,468
U.S. Government Agency securities	(2)	1,273	(23)	4,921	(25)	6,194
Corporate bonds	—	—	(2,203)	3,063	(2,203)	3,063
Muni securities	—	—	(3,640)	14,056	(3,640)	14,056
Total available-for-sale securities	$(2)	$1,273	$(12,707)	$46,508	$(12,709)	$47,781
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(103)	$1,872	$(103)	$1,872
Total held-to-maturity securities	$—	$—	$(103)	$1,872	$(103)	$1,872

    Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 21 available-for-sale and held-to-maturity securities had an unrealized loss at September 30, 2024 compared to 24 at March 31, 2024. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 55.6%, 3.4%, 33.7% and 7.3%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2024. There were seven mortgage-backed securities, one U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at September 30, 2024. Management has evaluated available-for-sale securities that are in an unrealized loss position and determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by explicit U.S. government guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. government agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of six mortgage-backed securities that were in an unrealized loss position for more than 12 months at September 30, 2024. These securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of September 30, 2024.

    The following is a summary of the amortized cost and fair value of debt securities at September 30, 2024, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$1,487	$1,478	6.50%
Five through ten years	4,676	4,170	2.44%
After ten years	22,544	17,972	3.34%
Mortgage-backed securities	30,250	24,491	1.60%
Total	$58,957	$48,111	2.48%
Held-to-maturity:
Mortgage-backed securities	$1,863	$1,816	2.81%

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

    The following is a summary of loans receivable, net of allowance for credit losses at September 30, 2024 and March 31, 2024:

	September 30, 2024		March 31, 2024
$ in thousands	Amount	Percent	Amount	Percent
Loans receivable:
One-to-four family	$77,847	12.6%	$82,787	13.3%
Multifamily	173,366	28.0%	177,203	28.4%
Commercial real estate	179,108	28.9%	175,384	28.2%
Construction	3,760	0.6%	2,203	0.4%
Business (1)	169,138	27.3%	169,602	27.2%
Consumer (2)	15,995	2.6%	15,699	2.5%
Total loans receivable	$619,214	100.0%	$622,878	100.0%

Allowance for credit losses	(6,242)		(5,871)
Total loans receivable, net	$612,972		$617,007
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $2.5 million and $2.9 million at September 30, 2024 and March 31, 2024, respectively. The Bank purchased $2.5 million consumer loans during the six months ended September 30, 2024.

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ACL reserves required. As of September 30, 2024, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Outstanding business loans under the PPP totaled $230 thousand as of September 30, 2024.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves under the expected loss methodology for the three and six months ended September 30, 2024 and 2023, and the fiscal year ended March 31, 2024.

Three months ended September 30, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,050	$762	$1,234	$3	$1,295	$553	$58	$5,955
Charge-offs	—	—	—	—	(100)	(77)	—	(177)
Recoveries	—	—	—	—	2	1	—	3
Provision for (recovery of) Credit Losses	(37)	(3)	13	1	342	130	15	461
Ending Balance	$2,013	$759	$1,247	$4	$1,539	$607	$73	$6,242

Six months ended September 30, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Charge-offs	—	—	—	—	(228)	(127)	—	(355)
Recoveries	—	—	—	—	4	1	—	5
Provision for (recovery of) Credit Losses	8	39	25	3	348	283	15	721
Ending Balance	$2,013	$759	$1,247	$4	$1,539	$607	$73	$6,242

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$2,013	$759	$1,247	$4	$1,269	$528	$73	$5,893
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	270	79	—	349

Loan Receivables Ending Balance:	$77,847	$173,366	$179,108	$3,760	$169,138	$15,995	$—	$619,214
Ending Balance: collectively evaluated for impairment	75,967	170,187	174,586	3,760	156,475	15,861	—	596,836
Ending Balance: individually evaluated for impairment	1,880	3,179	4,522	—	12,663	134	—	22,378

At March 31, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for Credit Losses Ending Balance:	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	2,005	720	1,222	1	1,408	449	58	5,863
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	7	1	—	8

Loan Receivables Ending Balance:	$82,787	$177,203	$175,384	$2,203	$169,602	$15,699	$—	$622,878
Ending Balance: collectively evaluated for impairment	78,636	174,718	170,862	2,203	156,340	15,654	—	598,413
Ending Balance: individually evaluated for impairment	4,151	2,485	4,522	—	13,262	45	—	24,465

Three months ended September 30, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,063	$713	$1,264	$—	$1,404	$414	$—	$5,858
Charge-offs	—	—	—	—	—	(22)	—	(22)
Recoveries	—	—	—	—	1	2	—	3
Provision for (recovery of) Credit Losses	201	8	(52)	—	(12)	23	—	168
Ending Balance	$2,264	$721	$1,212	$—	$1,393	$417	$—	$6,007

Six months ended September 30, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$716	$1,109	$1,814	$—	$1,139	$449	$2	$5,229
Impact of CECL adoption	1,220	(392)	(497)		505	(166)	(2)	668
Charge-offs	—	—	—	—	—	(117)	—	(117)
Recoveries	—	—	—	—	50	3	—	53
Provision for (recovery of) Credit Losses	328	4	(105)	—	(301)	248	—	174
Ending Balance	$2,264	$721	$1,212	$—	$1,393	$417	$—	$6,007

The following is a summary of nonaccrual loans, at amortized cost, at September 30, 2024 and March 31, 2024.

	September 30, 2024
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$2,244	$—	$2,244
Multifamily	1,708	—	1,708
Commercial real estate	4,522	—	4,522
Business	8,367	145	8,512
Consumer	2	137	139
Total nonaccrual loans	$16,843	$282	$17,125

	March 31, 2024
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$3,554	$—	$3,554
Multifamily	2,238	—	2,238
Commercial real estate	4,522	—	4,522
Business	1,317	100	1,417
Consumer	—	44	44
Total nonaccrual loans	$11,631	$144	$11,775

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the three and six months ended September 30, 2024.

    At September 30, 2024 and March 31, 2024, other non-performing assets totaled $52 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at September 30, 2024 and March 31, 2024.

    Although we believe that substantially all risk elements at September 30, 2024 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

The following table presents the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of September 30, 2024:

$ in thousands	2024	2023	2022	2021	2020		2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$1,727	$6,545	$53,143	$48,596	$27,383		$33,751	$—	$171,145
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	—	1,467	754		—	—	2,221
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	1,727	6,545	53,143	50,063	28,137		33,751	—	173,366

Commercial Real Estate
Pass	$8,830	$28,960	$31,035	$27,353	$16,729		$61,019	$—	$173,926
Special Mention	—	—	—	—	—		660	—	660
Substandard	—	—	—	—	—		4,522	—	4,522
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	8,830	28,960	31,035	27,353	16,729		66,201	—	179,108

Construction
Pass	$—	$3,760	$—	$—	$—		$—	$—	$3,760
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	—	—	—		—	—	—
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	—	3,760	—	—	—		—	—	3,760

Business
Pass	$19,562	$19,494	$31,108	$47,175	$10,690		$28,764	$—	$156,793
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	7,909	3,987	—		449	—	12,345
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	19,562	19,494	39,017	51,162	10,690		29,213	—	169,138
Gross charge-offs	—	—	100	—	—	—	128	—	228

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—	$21,510	$3,797	$13,326	$1,408		$35,926	$—	$75,967
Non-Performing	—	—	—	—	—		1,880	—	1,880
Total	—	21,510	3,797	13,326	1,408		37,806	—	77,847

Consumer
Performing	$4,157	$10,102	$448	$1	$2		$1,147	$—	$15,857
Non-Performing	48	73	10	2	5		—	—	138
Total	4,205	10,175	458	3	7		1,147	—	15,995
Gross charge-offs	—	109	—	—	—		18	—	127

Total Loans (excluding gross charge-offs)	$34,324	$90,444	$127,450	$141,907	$56,971		$168,118	$—	$619,214

    At March 31, 2024, the risk category by class of loans was as follows:

$ in thousands	2024		2023		2022		2021	2020	2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$980		$6,587		$53,516		$50,778	$28,483	$34,374	—	$174,718
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		1,451	754	280	—	2,485
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	980		6,587		53,516		52,229	29,237	34,654	—	177,203

Commercial Real Estate
Pass	$2,450		$29,064		$31,313		$27,635	$16,951	$62,775	—	170,188
Special Mention	—		—		—		—	—	674	—	674
Substandard	—		—		—		—	—	4,522	—	4,522
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	2,450		29,064		31,313		27,635	16,951	67,971	—	175,384

Construction
Pass	$—		$2,203		$—		$—	$—	$—	$—	2,203
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		—	—	—	—	—
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		2,203		—		—	—	—	—	2,203

Business
Pass	$7,050		$21,315		$32,675		$52,839	$10,845	$32,587	—	157,311
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		7,939		3,987	—	365	—	12,291
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	7,050		21,315		40,614		56,826	10,845	32,952	—	169,602
Gross charge-offs	—		—		—		—	—	10	—	10

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—		$22,247		$3,830		$13,422	$1,424	$39,002	$—	79,925
Non-Performing	—		—		—		—	—	2,862	—	2,862
Total	—		22,247		3,830		13,422	1,424	41,864	—	82,787

Consumer
Performing	$2,003	$—	$11,891	$—	$570	$—	$4	$16	$1,172	$—	15,656
Non-Performing	—		42		1		—	—	—	—	43
Total	2,003		11,933		571		4	16	1,172	—	15,699
Gross charge-offs	—		18		1		—	—	141	—	160

Total Loans (excluding gross charge-offs)	$12,483		$93,349		$129,844		$150,116	$58,473	$178,613	$—	$622,878

    Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following tables present an aging analysis of the amortized cost of past due loans receivables at September 30, 2024 and March 31, 2024.
.

September 30, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$319	$37	$1,313	$1,669	$76,178	$77,847
Multifamily	—	—	1,712	1,712	171,654	173,366
Commercial real estate	1,600	—	4,522	6,122	172,986	179,108
Construction	—	—	—	—	3,760	3,760
Business	1,850	415	12,333	14,598	154,540	169,138
Consumer	194	47	123	364	15,631	15,995
Total	$3,963	$499	$20,003	$24,465	$594,749	$619,214

March 31, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$164	$—	$2,859	$3,023	$79,764	$82,787
Multifamily	—	—	2,205	2,205	174,998	177,203
Commercial real estate	—	—	4,660	4,660	170,724	175,384
Construction	—	—	—	—	2,203	2,203
Business	1,959	214	12,071	14,244	155,358	169,602
Consumer	151	54	—	205	15,494	15,699
Total	$2,274	$268	$21,795	$24,337	$598,541	$622,878

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of September 30, 2024 and March 31, 2024:

	At September 30, 2024			At March 31, 2024
	Collateral Type			Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated	Real Estate	Other	Allowance Allocated
One-to-four family	$1,880	$—	$—	$4,151	$—	$—
Multifamily	3,179	—	—	2,485	—	—
Commercial real estate	4,522	—	—	4,522	—	—
Business	12,300	363	270	12,196	1,066	7
Consumer	2	132	79	—	45	1
	$21,883	$495	$349	$23,354	$1,111	$8

Real estate collateral includes one-to-four family, multifamily and commercial properties. Collateral types securing business loans include accounts receivable. There have been no significant changes to the types of collateral securing the Bank's collateral dependent loans.

In certain circumstances, the Bank will modify the terms of a loan by granting a concession. Situations around these modifications may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the six months ended September 30, 2024 and 2023. At September 30, 2024, loans modified to borrowers experiencing financial difficulty totaled $6.0 million, $357 thousand of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were three modified loans totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to the restructured terms for a period of at least six months. For the periods ended September 30, 2024 and 2023, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at September 30, 2024.

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

The following table reflects the Bank's outstanding commitments as of September 30, 2024 and March 31, 2024:

$ in thousands	September 30, 2024	March 31, 2024
Lines of credit	$4,631	$4,268
Letters of credit	412	—
Commitment to fund private equity investment	650	650
	$5,693	$4,918

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2024 and March 31, 2024, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$131	$131
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	217	—	217
Federal Home Loan Mortgage Corporation	—	15,601	—	15,601
Federal National Mortgage Association	—	8,673	—	8,673
U.S. Government Agency securities	—	5,754	—	5,754
Corporate bonds	—	3,180	—	3,180
Muni securities	—	14,686	—	14,686
Total available-for-sale securities	—	48,111	—	48,111
Total assets	$—	$48,111	$131	$48,242

	Fair Value Measurements at March 31, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$140	$140
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	283	—	283
Federal Home Loan Mortgage Corporation	—	15,798	—	15,798
Federal National Mortgage Association	—	8,636	—	8,636
U.S. Government Agency securities	—	6,194	—	6,194
Corporate bonds	—	3,063	—	3,063
Muni securities	—	14,056	—	14,056
Total available-for-sale securities	—	48,030	—	48,030
Total assets	$—	$48,030	$140	$48,170

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at September 30, 2024 and March 31, 2024.

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

    During the six months ended September 30, 2024, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2024 and 2023:

$ in thousands	Beginning balance, April 1, 2024	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2024	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2024
Mortgage servicing rights	$140	(9)	—	—	$131	$(8)

$ in thousands	Beginning balance, April 1, 2023	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2023	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2023
Mortgage servicing rights	$152	(1)	—	—	$151	$(2)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of September 30, 2024 and March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$131	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.5%
			Range of Inputs	3.0% to 6.4%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$140	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.4%
			Range of Inputs	3.0% to 7.1%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2024 and March 31, 2024, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2024 Using
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

    For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2024 and March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of September 30, 2024 and March 31, 2024, the Company had loans with a carrying value of $13.9 million and $15.2 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2024 and March 31, 2024 are as follows:

	September 30, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$54,545	$54,545	$54,545	$—	$—
Securities available-for-sale	48,111	48,111	—	48,111	—
Securities held-to-maturity	1,863	1,816	—	1,816	—
Loans receivable	612,972	599,625	—	—	599,625
Accrued interest receivable	4,854	4,854	—	4,854	—
Mortgage servicing rights	131	131	—	—	131
Financial Liabilities:
Deposits	$650,811	$648,602	$409,635	$238,967	$—
Advances from FHLB-NY	19,841	19,882	—	19,882	—
Other borrowed money	18,403	17,831	—	17,831	—
Accrued interest payable	1,160	1,160	—	1,160	—

	March 31, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$59,025	$59,025	$59,025	$—	$—
Securities available-for-sale	48,030	48,030	—	48,030	—
Securities held-to-maturity	2,008	1,905	—	1,905	—
Loans receivable	617,007	593,484	—	—	593,484
Accrued interest receivable	3,662	3,662	—	3,662	—
Mortgage servicing rights	140	140	—	—	140
Financial Liabilities:
Deposits	$646,999	$642,831	$420,663	$222,168	$—
Advances from FHLB-NY	28,027	27,920	—	27,920	—
Other borrowed money	18,403	17,623	—	17,623	—
Accrued interest payable	1,128	1,128	—	1,128	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Non-interest income
In-scope of Topic 606
Depository fees and charges	$545	$558	$1,083	$1,135
Loan fees and service charges	60	123	17	173
Other non-interest income	106	86	189	145
Non-interest income (in-scope of Topic 606)	711	767	1,289	1,453
Non-interest income (out-of-scope of Topic 606)	(127)	696	—	765
Total non-interest income	$584	$1,463	$1,289	$2,218

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Other non-interest income:
Other	$157	$131	$273	$225
Total other non-interest income	$157	$131	$273	$225

Other non-interest expense:
Advertising	$71	$165	$154	$234
Legal expense	174	$247	324	340
Insurance and surety	285	309	576	618
Audit expense	167	165	333	331
Data lines / internet	116	104	213	210
Retail expenses	162	284	457	570
Operating charge-offs and other losses	21	100	46	139
Director's fees	105	106	210	211
Other	606	664	1,296	1,281
Total other non-interest expense	$1,707	$2,144	$3,609	$3,934

NOTE 12. LEASES

    The Company applies ASC Topic 842, Leases ("ASC 842") to its leases. The Company has operating leases related to its administrative offices and seven retail branches. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC Topic 840, Leases ("ASC 840"). ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of September 30, 2024, operating ROU lease assets and related lease liabilities totaled $9.5 million and $10.2 million, respectively. As of March 31, 2024, operating ROU lease assets and related lease liabilities totaled $9.8 million and $10.6 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of September 30, 2024, the Company had $47 thousand and $49 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the three and six months ended September 30, 2024:

September 30, 2024
Weighted-average remaining lease term
Operating leases	3.9 years
Finance lease	1.8 years

Weighted-average discount rate
Operating leases	3.34%
Finance lease	4.90%

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Operating lease expense	$672	$692	$1,378	$1,384

Finance lease cost
Amortization of right-of use asset	11	37	25	65
Interest on lease liability	1	2	2	4

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	736	711	1,470	1,422
Finance lease	9	35	27	62

    Maturities of lease liabilities at September 30, 2024 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2025	$1,488	$24
2026	2,915	26
2027	2,583	—
2028	2,411	—
2029	1,326	—
Thereafter	214	—
Total lease payments	10,937	50
Interest	(740)	(1)
Lease liability	$10,197	$49

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

•the Company's ability to manage its profitability and costs;

•turnover in senior management or the Company's ability to attract and retain qualified personnel;

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

•the impact of actions taken by activist shareholders and the costs and expenses associated with such actions;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $748.8 million in assets and 108 employees as of September 30, 2024.

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

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At September 30, 2024, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

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

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Inflationary pressure has started to decrease, but rates remain high. The target interest rate range had been held steady at its highest point between 5.25% and 5.5% since July 2023, until the Federal Reserve lowered rates by 50 basis points in September 2024, decreasing the target range to 4.75% to 5% and began easing monetary policy for the first time in four years. A high interest rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio. There have been no significant changes to the inputs and assumptions during the six months ended September 30, 2024.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of September 30, 2024 were as follows:

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2024, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $8.2 million, or 17.6%, to $38.3 million at September 30, 2024, compared to $46.5 million at March 31, 2024. During the first quarter of the current fiscal year, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. In addition, the Bank made a partial paydown of $10.0 million on a $25.0 million 2-year advance from the FHLB-NY during the current quarter. At September 30, 2024, the Bank had $19.8 million outstanding advances from the FHLB-NY. At September 30, 2024, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $12.5 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in subordinated debt securities and $5.0 million in low interest loans outstanding as of September 30, 2024.

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

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2024 and March 31, 2024, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $54.5 million and $59.0 million, respectively.

During fiscal year 2022, the Company entered into a sales agreement with an agent to sell, from time to time, our common stock having an aggregate offering price of up to $20.0 million, in an “at the market offering.” During fiscal year 2022, we sold an aggregate of 397,367 shares of our common stock pursuant to the terms of such sales agreement, for aggregate gross proceeds of approximately $3.1 million. Aggregate net proceeds received were approximately $3.0 million, after deducting expenses and commissions paid to the agent. There have been no subsequent offerings.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2024, total cash and cash equivalents decreased $4.5 million to $54.5 million at September 30, 2024, compared to $59.0 million at March 31, 2024, reflecting cash used in operating activities of $5.4 million and cash used in financing activities of $4.4 million, partially offset by cash provided by investing activities of $5.3 million. Net cash used in financing activities of $4.4 million resulted from a net decrease of $8.2 million in long-term borrowings, partially offset by a $3.8 million net increase in deposits. The Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, and made a partial paydown of $10.0 million on a $25.0 million 2-year advance from the FHLB-NY. Net cash provided by investing activities of $5.3 million was attributable to investment paydowns and loan repayments and payoffs, net of purchases and originations.

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

    The table below presents the capital position of the Bank at September 30, 2024:

	September 30, 2024
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$71,293	9.48%
Individual minimum capital requirement	67,711	9.00%
Minimum capital requirement	30,094	4.00%
Excess over individual minimum capital requirement	3,582	0.48%

Common equity Tier 1
Regulatory capital	$71,293	11.74%
Minimum capital requirement	42,520	7.00%
Excess	28,773	4.74%

Tier 1 risk-based capital
Regulatory capital	$71,293	11.74%
Minimum capital requirement	51,631	8.50%
Excess	19,662	3.24%

Total risk-based capital
Regulatory capital	$77,629	12.78%
Individual minimum capital requirement	72,891	12.00%
Minimum capital requirement	63,780	10.50%
Excess over individual minimum capital requirement	4,738	0.78%

Bank Regulatory Matters

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, Carver was issued an IMCR letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio. The Bank was released from the Agreement on January 18, 2023. The IMCR remains in effect. At September 30, 2024, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.48%, Common Equity Tier 1 capital ratio of 11.74%, Tier 1 risk-based capital ratio of 11.74%, and a total risk-based capital ratio of 12.78%.

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At September 30, 2024, the Bank continues to service 71 loans with a principal balance of $10.8 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2024 (1)	$1,367
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(8)
Open claims as of September 30, 2024 (1)	$1,359
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2024:

$ in thousands	September 30, 2024
Representation and warranty repurchase reserve, March 31, 2024 (1)	$86
Net adjustment to reserve for repurchase losses (2)	(4)
Representation and warranty repurchase reserve, September 30, 2024 (1)	$82
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2024 and March 31, 2024

Assets

    At September 30, 2024, total assets were $748.8 million, reflecting a decrease of $8.0 million, or 1.1%, from total assets of $756.8 million at March 31, 2024. The decrease was primarily attributable to decreases of $4.5 million in cash and cash equivalents and $4.0 million in the Bank's net loan portfolio.

    Total cash and cash equivalents decreased $4.5 million, or 7.6%, from $59.0 million at March 31, 2024 to $54.5 million at September 30, 2024. The decrease in cash was primarily due to a $8.2 million decrease in advances from the FHLB-NY and other borrowed money, partially offset by a $3.8 million increase in total deposits.

    Total investment securities remained flat at $50.0 million at September 30, 2024 compared to March 31, 2024 due to scheduled principal payments received of approximately $1.8 million and a $1.9 million decrease in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans decreased $3.7 million, or 0.6%, to $619.2 million at September 30, 2024, compared to $622.9 million at March 31, 2024, primarily due to attrition and payoffs of $30.1 million. The level of payoffs and paydowns can be attributed to commercial real estate, as some borrowers continue to look for opportunities to reduce interest expense in the current rate environment. These were partially offset by new loan originations of $24.5 million and loan pool purchases of $2.5 million.

Liabilities and Equity

    Total liabilities decreased $5.6 million, or 0.8%, to $708.9 million at September 30, 2024, compared to $714.5 million at March 31, 2024, primarily due to a decrease in advances from the FHLB-NY and other borrowed money of $8.2 million, partially offset by an increase in total deposits of $3.8 million.

    Deposits increased $3.8 million, or 0.6%, to $650.8 million at September 30, 2024, compared to $647.0 million at March 31, 2024. The increase was primarily related to an increase in certificate of deposit accounts of $15.7 million, partially offset by decreases in savings, money market and interest-bearing business checking accounts of $5.5 million, $4.8 million and $1.6 million, respectively.

    Advances from the FHLB-NY and other borrowed money decreased $8.2 million, or 17.6%, to $38.3 million at September 30, 2024, compared to $46.5 million at March 31, 2024. During the first quarter of the current fiscal year, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. In addition, the Bank made a partial paydown of $10.0 million on a $25.0 million 2-year advance from the FHLB-NY during the current quarter. At September 30, 2024, the Bank had $19.8 million outstanding advances from the FHLB-NY.

    Total equity decreased $2.4 million, or 5.7%, to $39.9 million at September 30, 2024, compared to $42.3 million at March 31, 2024. The decrease was due to a net loss of $4.3 million for the six month period ended September 30, 2024, partially offset by a decrease of $1.9 million in unrealized losses on securities available-for-sale.

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

Off-Balance Sheet Arrangements

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. At September 30, 2024, the Company had $5.7 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of September 30, 2024 was $13 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

Comparison of Operating Results for the Three and Six Months Ended September 30, 2024 and 2023

Overview

    The Company reported a net loss of $2.1 million for the three months ended September 30, 2024, compared to a net loss of $1.6 million for the comparable prior year quarter. The change in our results was primarily due to increases in interest expense and provision for credit losses and a decrease in non-interest income, partially offset by an increase in interest income and decrease in non-interest expense compared to the prior year quarter. For the six months ended September 30, 2024, the Company reported a net loss of $4.3 million, compared to a net loss of $3.0 million for the prior year period. The increase in net loss was primarily driven by increases in interest expense, non-interest expense and provision for credit losses and a decrease in non-interest income, partially offset by an increase in interest income compared to the prior year period.

    The following table reflects selected operating ratios for the three and six months ended September 30, 2024 and 2023 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2024		2023		2024		2023
Return on average assets (1)	(1.13)%		(0.87)%		(1.15)%		(0.83)%
Return on average stockholders' equity (2)	(20.70)%		(14.91)%		(21.10)%		(13.81)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(15.97)%		(11.32)%		(16.08)%		(10.66)%
Net interest margin (3)	3.27%		3.06%		3.14%		3.10%
Interest rate spread (4)	2.75%		2.64%		2.63%		2.70%
Efficiency ratio (5)	125.11%		120.66%		128.18%		121.59%
Operating expenses to average assets (6)	4.39%		4.57%		4.38%		4.41%
Average stockholders' equity to average assets (7)	5.45%		5.86%		5.47%		6.02%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	7.06%		7.72%		7.18%		7.80%
Average interest-earning assets to average interest-bearing liabilities	1.25	x	1.29	x	1.25	x	1.29	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Average Stockholders' Equity	$40,824	$42,536	$41,000	$43,554
Average AOCI	(12,104)	(13,489)	(12,795)	(12,866)
Average Stockholders' Equity, excluding AOCI	$52,928	$56,025	$53,795	$56,420

Return on Average Stockholders' Equity	(20.70)%	(14.91)%	(21.10)%	(13.81)%
Return on Average Stockholders' Equity, excluding AOCI	(15.97)%	(11.32)%	(16.08)%	(10.66)%

Average Stockholders' Equity to Average Assets	5.45%	5.86%	5.47%	6.02%
Average Stockholders' Equity, excluding AOCI, to Average Assets	7.06%	7.72%	7.18%	7.80%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for credit losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $0.6 million, or 11.1%, to $6.0 million for the three months ended September 30, 2024, compared to $5.4 million for the same quarter last year. Net interest income increased $0.6 million, or 5.5%, to $11.5 million for the six months ended September 30, 2024, compared to $10.9 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2024 and 2023. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended September 30,
	2024			2023
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$622,979	$8,711	5.59%	$602,891	$7,056	4.68%
Mortgage-backed securities	26,542	133	2.00%	27,586	145	2.10%
Investment securities(2)	32,656	288	3.53%	33,407	245	2.93%
Restricted cash deposit	304	—	—%	—	—	—%
Money market investments	50,705	694	5.43%	41,642	564	5.39%
Total interest-earning assets	733,186	9,826	5.35%	705,526	8,010	4.54%
Non-interest-earning assets	16,277			19,807
Total assets	$749,463			$725,333

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$44,446	$(186)	(1.66)%	$51,496	$9	0.07%
Savings and clubs	110,154	160	0.58%	110,975	65	0.23%
Money market	155,058	973	2.49%	149,918	550	1.46%
Certificates of deposit	225,541	2,279	4.01%	186,477	1,385	2.95%
Mortgagors deposits	1,641	7	1.69%	2,429	2	0.33%
Total deposits	536,840	3,233	2.39%	501,295	2,011	1.60%
Borrowed money	48,191	598	4.92%	44,999	600	5.30%
Total interest-bearing liabilities	585,031	3,831	2.60%	546,294	2,611	1.90%
Non-interest-bearing liabilities
Demand deposits	104,350			111,736
Other liabilities	19,258			24,767
Total liabilities	708,639			682,797
Stockholders' equity	40,824			42,536
Total liabilities and equity	$749,463			$725,333
Net interest income		$5,995			$5,399

Average interest rate spread			2.75%			2.64%

Net interest margin			3.27%			3.06%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2024			2023
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$622,920	$16,778	5.39%	$599,305	$13,867	4.63%
Mortgage-backed securities	26,319	273	2.07%	28,438	294	2.07%
Investment securities(2)	32,239	580	3.60%	33,890	546	3.22%
Restricted cash deposit	153	—	—%	—	—	—%
Money market investments	50,808	1,402	5.50%	41,841	1,097	5.23%
Total interest-earning assets	732,439	19,033	5.20%	703,474	15,804	4.49%
Non-interest-earning assets	16,760			19,788
Total assets	$749,199			$723,262

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$44,930	$22	0.10%	$51,187	$18	0.07%
Savings and clubs	111,492	307	0.55%	111,313	110	0.20%
Money market	156,266	1,556	1.99%	151,739	1,038	1.36%
Certificates of deposit	222,105	4,450	4.00%	184,347	2,555	2.76%
Mortgagors deposits	2,355	9	0.76%	3,006	4	0.27%
Total deposits	537,148	6,344	2.36%	501,592	3,725	1.48%
Borrowed money	47,702	1,190	4.98%	44,075	1,178	5.33%
Total interest-bearing liabilities	584,850	7,534	2.57%	545,667	4,903	1.79%
Non-interest-bearing liabilities
Demand deposits	103,639			108,801
Other liabilities	19,710			25,240
Total liabilities	708,199			679,708
Stockholders' equity	41,000			43,554
Total liabilities and equity	$749,199			$723,262
Net interest income		$11,499			$10,901

Average interest rate spread			2.63%			2.70%

Net interest margin			3.14%			3.10%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income increased $1.8 million, or 22.5%, to $9.8 million for the three months ended September 30, 2024, compared to $8.0 million for the prior year quarter. For the six months ended September 30, 2024, interest income increased $3.2 million, or 20.3%, to $19.0 million, compared to $15.8 million for the prior year period. Interest income on loans increased $1.6 million and $2.9 million for the three and six months ended September 30, 2024, respectively, primarily due to an increase in the average yield on the portfolio of 91 and 76 basis points, respectively, coupled with a $20.1 million, or 3.3%, and $23.6 million, or 3.9% increase in average loan balances for the two comparative periods, respectively. Interest income on money market investments increased $0.1 million and $0.3 million for the three and six months ended September 30, 2024, respectively, due to an increase in average interest rates on the Bank's interest-bearing account at the Federal Reserve Bank, combined with a $9.0 million increase in the average balance on deposit.

Interest Expense

    Interest expense increased $1.2 million, or 46.2% to $3.8 million for the three months ended September 30, 2024, compared to $2.6 million for the prior year quarter. For the six months ended September 30, 2024, interest expense increased $2.6 million, or 53.1% to $7.5 million, compared to $4.9 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits for the current period. Interest expense on deposits increased $1.2 million and $2.6 million, respectively, for the three and six months ended September 30, 2024, primarily due to increases in the average balances of $39.1 million and $37.8 million, respectively, and average rates of 106 and 124 basis points, respectively of higher-cost certificate of deposits. The average rates paid on savings and money market accounts also increased for the three and six months ended September 30, 2024, compared to the prior year periods.

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

The following table summarizes the activity in the ACL for the six months ended September 30, 2024 and 2023 and the fiscal year ended March 31, 2024:

$ in thousands	Six Months Ended September 30, 2024	Fiscal Year Ended March 31, 2024	Six Months Ended September 30, 2023
Beginning Balance	$5,871	$5,229	$5,229
Impact of CECL adoption	—	668	668
Less: Charge-offs
Business	(228)	(10)	—
Consumer	(127)	(160)	(117)
Total charge-offs	(355)	(170)	(117)
Add: Recoveries
Business	4	55	50
Consumer	1	6	3
Total recoveries	5	61	53
Net charge-offs	(350)	(109)	(64)
Provision for (recovery of) credit losses
One-to-four family	8	69	328
Multifamily	39	3	4
Commercial real estate	25	(95)	(105)
Construction	3	1	—
Business	348	(274)	(301)
Consumer	283	321	248
Unallocated	15	58	—
Provision for credit losses	721	83	174
Ending Balance	$6,242	$5,871	$6,007

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)
Business	(0.26)%	0.03%	0.06%
Consumer	(1.58)%	(1.25)%	(2.26)%
Total loans	(0.11)%	(0.02)%	(0.02)%

Allowance to total loans	1.01%	0.94%	0.98%
Allowance to nonaccrual loans	36.45%	49.86%	37.96%

    The Company recorded a $461 thousand provision for credit losses for the three months ended September 30, 2024, compared to a $168 thousand provision for credit losses for the prior year quarter. Net charge-offs of $174 thousand were recognized during the second quarter, compared to net charge-offs of $19 thousand for the prior year quarter. The provision for the current quarter was primarily driven by an increase in the specific reserve allocation of $200 thousand for one commercial business relationship and individual adjustments to reserve allocations related to business and consumer loans of $149 thousand, partially offset by a $44 thousand decrease in the pooled reserve due to a decrease in the loan portfolio. For the six months ended September 30, 2024, the Company recorded a $721 thousand provision for credit losses, compared to a $174 thousand provision for credit losses for the prior year period. Net charge-offs of $350 thousand were recognized during the six months ended September 30, 2024, compared to net charge-offs of $64 thousand in the prior year period.

At September 30, 2024, nonaccrual loans totaled $17.1 million, or 2.3% of total assets, compared to $11.8 million, or 1.6% of total assets at March 31, 2024. The ACL was $6.2 million at September 30, 2024, which represents a ratio of the ACL to nonaccrual loans of 36.4% compared to a ratio of 49.9% at March 31, 2024. The ratio of the ACL to total loans was 1.01% at September 30, 2024, compared to 0.94% at March 31, 2024.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At September 30, 2024, modified loans to a borrower experiencing financial difficulty totaled $6.0 million, of which $5.7 million were classified as performing.

    At September 30, 2024, non-performing assets totaled $17.2 million, or 2.3% of total assets compared to $11.8 million, or 1.6% of total assets at March 31, 2024. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,244	$2,650	$3,554	$4,295	$3,942
Multifamily	1,708	2,206	2,238	2,627	1,131
Commercial real estate	4,522	4,522	4,522	5,937	4,522
Business	8,512	876	1,417	14,009	6,198
Consumer	139	50	44	45	30
Total nonaccrual loans	17,125	10,304	11,775	26,913	15,823
Other non-performing assets (2):
Real estate owned	52	52	52	60	60
Total non-performing assets (3)	$17,177	$10,356	$11,827	$26,973	$15,883

Nonaccrual loans to total loans	2.77%	1.64%	1.89%	4.31%	2.59%
Non-performing loans to total loans	2.77%	1.64%	1.89%	4.31%	2.59%
Non-performing assets to total assets	2.29%	1.39%	1.56%	3.48%	2.14%
Allowance to total loans	1.01%	0.95%	0.94%	0.94%	0.98%
Allowance to nonaccrual loans	36.45%	57.79%	49.86%	21.91%	37.96%

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

(3) Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2024, there were $5.7 million of these modified loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2024, the Bank had $2.6 million in subprime loans, or 0.4% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

    Non-interest income decreased $0.9 million, or 60.0%, to $0.6 million for the three months ended September 30, 2024, compared to $1.5 million for the prior year quarter. For the six months ended September 30, 2024, non-interest income decreased $0.9 million, or 40.9%, to $1.3 million, compared to $2.2 million for the prior year period. Depository and loan fees and service charges were lower compared to the prior periods and the Bank recognized a $0.2 million loss on the sale of a loan in the current period. In addition, the previous periods included $0.5 million in grant income associated with a loan program no longer in existence, that had been transferred to the Bank through an acquired institution.

Non-Interest Expense

    Non-interest expense decreased $0.1 million, or 1.2%, to $8.2 million for the three months ended September 30, 2024, compared to $8.3 million for the prior year quarter. For the six months ended September 30, 2024, non-interest expense increased $0.4 million, or 2.5%, to $16.4 million, compared to $16.0 million for the prior year period. Employee compensation and net occupancy costs related to building expenses increased compared to the prior year periods. Net equipment expense was higher due to upgraded cybersecurity systems and the implementation of service contracts for new consumer loan and deposit products. Other non-interest expense decreased due to lower advertising expense and less operating charge-offs compared to the prior year periods.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2024, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2024, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of September 30, 2024, we are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    There have been no material changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    Not applicable.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    During the three months ended September 30, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2024 (unaudited) and March 31, 2024; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended September 30, 2024 and 2023 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2024 and 2023 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023 (unaudited); and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission filed on September 30, 2021.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	November 14, 2024	/s/ Donald Felix
Donald Felix
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2024	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)