Form 10-Q
period 2024-12-31
CARVER BANCORP INC
filed 2025-02-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2025
Common Stock, par value $0.01	5,109,728

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	December 31, 2024	March 31, 2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$49,449	$58,522
Money market investments	510	503
Total cash and cash equivalents	49,959	59,025
Investment securities:
Available-for-sale, at fair value (amortized cost of $57,118 and $60,735, respectively)	44,121	48,030
Held-to-maturity, at amortized cost (fair value of $1,735 and $1,905, respectively)	1,807	2,008
Total investment securities	45,928	50,038
Loans receivable:
Real estate mortgage loans	431,576	437,577
Commercial business loans	163,579	169,602
Consumer loans	15,722	15,699
Loans, net of deferred fees and costs	610,877	622,878
Allowance for credit losses	(6,057)	(5,871)
Total loans receivable, net	604,820	617,007
Premises and equipment, net	2,166	2,567
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,665	2,004
Accrued interest receivable	2,466	3,662
Right-of-use assets	8,884	9,844
Other assets	11,642	12,649
Total assets	$727,530	$756,796

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$97,297	$102,013
Interest-bearing deposits:
Interest-bearing checking	43,600	46,358
Savings	107,095	113,187
Money market	151,796	159,105
Certificates of deposit	236,230	223,719
Escrow	921	2,617
Total interest-bearing deposits	539,642	544,986
Total deposits	636,939	646,999
Advances from the FHLB-NY and other borrowed money	38,281	46,536
Operating lease liability	9,539	10,616
Other liabilities	10,505	10,336
Total liabilities	695,264	714,487
Commitments and contingencies (Note 8)	—	—

EQUITY
Preferred stock, (par value $0.01 per share: 9,557 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,557	9,557
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 7,765,863 and 7,644,675 shares issued; 5,262,060 and 5,140,872 shares outstanding, respectively)	78	77
Additional paid-in capital	87,881	87,660
Accumulated deficit	(61,522)	(51,549)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(12,997)	(12,705)
Total equity	32,266	42,309
Total liabilities and equity	$727,530	$756,796
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands, except per share data	2024	2023	2024	2023
Interest income:
Loans	$5,829	$7,336	$22,607	$21,203
Mortgage-backed securities	132	145	405	439
Investment securities	243	289	823	835
Money market investments	641	704	2,043	1,801
Total interest income	6,845	8,474	25,878	24,278

Interest expense:
Deposits	3,416	2,387	9,760	6,112
Advances and other borrowed money	474	606	1,664	1,784
Total interest expense	3,890	2,993	11,424	7,896

Net interest income	2,955	5,481	14,454	16,382
Provision for (recovery of) credit losses	96	(97)	817	77
Net interest income after provision for (recovery of) credit losses	2,859	5,578	13,637	16,305

Non-interest income:
Depository fees and charges	643	543	1,726	1,678
Loan fees and service charges	219	101	263	357
Loss on sale of loans, net	—	—	(191)	—
Grant income	—	1,401	80	2,003
Other	125	490	398	715
Total non-interest income	987	2,535	2,276	4,753

Non-interest expense:
Employee compensation and benefits	4,050	3,452	11,093	10,097
Net occupancy expense	1,295	1,147	3,771	3,428
Equipment, net	543	470	1,673	1,534
Data processing	759	757	2,284	2,265
Consulting fees	141	133	421	370
Federal deposit insurance premiums	158	132	487	415
Other	2,548	2,003	6,157	5,937
Total non-interest expense	9,494	8,094	25,886	24,046

(Loss) income before income taxes	(5,648)	19	(9,973)	(2,988)
Income tax expense	—	—	—	—
Net (loss) income	$(5,648)	$19	$(9,973)	$(2,988)

(Loss) earnings per common share:
Basic	$(1.09)	$—	$(1.93)	$(0.63)
Diluted	(1.09)	—	(1.93)	(0.63)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2024	2023	2024	2023
Net (loss) income	$(5,648)	$19	$(9,973)	$(2,988)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	(2,151)	3,037	(292)	(62)
Total other comprehensive (loss) income, net of tax	(2,151)	3,037	(292)	(62)
Total comprehensive (loss) income, net of tax	$(7,799)	$3,056	$(10,265)	$(3,050)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Nine Months Ended December 31, 2024 and 2023
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Three Months Ended December 31, 2024
Balance — September 30, 2024	$21,734	$77	$87,687	$(55,874)	$(2,908)	$(10,846)	$39,870
Net loss	—	—	—	(5,648)	—	—	(5,648)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,151)	(2,151)
Issuance of common stock		1	194				195
Balance — December 31, 2024	$21,734	$78	$87,881	$(61,522)	$(2,908)	$(12,997)	$32,266

Nine Months Ended December 31, 2024
Balance — March 31, 2024	$21,734	$77	$87,660	$(51,549)	$(2,908)	$(12,705)	$42,309
Net loss	—	—	—	(9,973)	—	—	(9,973)
Other comprehensive loss, net of taxes	—	—	—	—	—	(292)	(292)
Issuance of common stock		1	194				195
Stock based compensation expense	—	—	27	—	—	—	27
Balance — December 31, 2024	$21,734	$78	$87,881	$(61,522)	$(2,908)	$(12,997)	$32,266

Three Months Ended December 31, 2023
Balance — September 30, 2023	$23,178	$75	$86,217	$(51,579)	$(2,908)	$(15,314)	$39,669
Net income	—	—	—	19	—	—	19
Other comprehensive income, net of taxes	—	—	—	—	—	3,037	3,037
Conversion of Series D preferred stock to common stock	(550)	1	549	—	—	—	—
Stock based compensation expense	—	—	1	—	—	—	1
Balance — December 31, 2023	$22,628	$76	$86,767	$(51,560)	$(2,908)	$(12,277)	$42,726

Nine Months Ended December 31, 2023
Balance — March 31, 2023	$25,378	$68	$82,805	$(47,904)	$(2,908)	$(12,215)	$45,224
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	(668)	—	—	(668)
Net loss	—	—	—	(2,988)	—	—	(2,988)
Other comprehensive loss, net of taxes	—	—	—	—	—	(62)	(62)
Conversion of Series D preferred stock to common stock	(2,750)	4	2,746	—	—	—	—
Issuance of common stock	—	4	996	—	—	—	1,000
Stock based compensation expense	—	—	220	—	—	—	220
Balance — December 31, 2023	$22,628	$76	$86,767	$(51,560)	$(2,908)	$(12,277)	$42,726
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,
$ in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,973)	$(2,988)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	817	77
Stock based compensation expense	27	220
Depreciation and amortization expense	639	744
Loss on sale of loans, net	191	—
Amortization and accretion of loan premiums and discounts and deferred charges, net	156	155
Amortization and accretion of premiums and discounts — securities	164	249
Decrease (increase) in accrued interest receivable	1,195	(503)
Decrease (increase) in other assets	263	(237)
Increase (decrease) in other liabilities	100	(1,431)
Net cash used in operating activities	(6,421)	(3,714)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	3,456	4,430
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	197	236
Increase in equity investments	—	(603)
Loans held-for investment, net of (originations) and repayments/payoffs and maturities	15,345	2,855
Loans purchased from third parties	(3,760)	(29,467)
Proceeds from loans sold	143	—
Redemption of FHLB-NY stock, net	339	262
Purchase of premises and equipment	(313)	(236)
Net cash provided by (used in) investing activities	15,407	(22,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(10,060)	62,388
Repayment of short-term borrowings	—	(10,000)
Proceeds from long-term borrowings	1,814	5,527
Repayment of long-term borrowings	(10,000)	—
Issuance of common stock	194	1,000
Net cash (used in) provided by financing activities	(18,052)	58,915
Net (decrease) increase in cash and cash equivalents	(9,066)	32,678
Cash and cash equivalents at beginning of period	59,025	42,552
Cash and cash equivalents at end of period	$49,959	$75,230

Supplemental cash flow information:
Noncash financing and investing activities
Conversion of preferred stock to common stock	$—	$2,750

Cash paid for:
Interest	$7,676	$7,158
Tax on capital	187	417
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. In accordance with Accounting Standards Codification (“ASC”) 810, “Consolidations,” Carver Statutory Trust I is unconsolidated for financial reporting purposes. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month SOFR. During the second quarter of fiscal year 2017, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through September 2016. Such payments were made in September 2016. Interest on the debentures had been deferred beginning with the December 2016 payment, per the terms of the agreement, which permit such deferral for up to twenty consecutive quarters, as the Company is prohibited from making payments without prior regulatory approval. During the fourth quarter of fiscal year 2021, the Company applied for and was granted regulatory approval to settle all outstanding debenture interest payments through June 2021. Full payment was made on June 16, 2021. The Company deferred the September 17, 2021 interest payment, but has since had discussions with the Federal Reserve Bank of Philadelphia regarding future quarterly payments. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments. On December 16, 2021, the Company paid the deferred interest that was due on September 17, 2021 and the regular quarterly interest payment due on December 17, 2021. All quarterly interest payments subsequent to the June 2021 payment up to and including the December 2024 payment have been made. The interest rate was 7.66% and the accrued interest was $46 thousand at December 31, 2024.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the interim period presented. Operating results for the three and nine month periods ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ended March 31, 2025. The consolidated balance sheet at December 31, 2024 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2024. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for credit loss or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Inflationary pressure has started to decrease, but rates remain high and affect customer demand. The target interest rate range had been held steady at its highest point between 5.25% and 5.5% since July 2023, until the Federal Reserve lowered the rates by 50 basis points in September 2024, easing monetary policy for the first time since regular increases began in March 2022. The Federal Reserve approved two additional cuts in November and December, lowering the overnight borrowing rate to a range between 4.25% to 4.5%, but left interest rates unchanged at the January 2025 meeting. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in job growth and levels of unemployment. The City's local area inflation has exceeded the national rate and its unemployment rate remains high at 5.4%, exceeding the national average.

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

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply for relief in Topic 848. The Company adopted the LIBOR transition relief allowed under this standard, which allowed prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about a public business entity's expenses and address investor requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 (for the Company, the fiscal year ending March 31, 2028), and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is not expected to have a material impact on the Company's financial statements.

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

NOTE 3. (LOSS) EARNINGS PER COMMON SHARE

    The following table reconciles the (loss) income attributable to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted (loss) earnings per share for the following periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands except per share data	2024	2023	2024	2023
Net (loss) income	$(5,648)	$19	$(9,973)	$(2,988)
Less: Participated securities share of undistributed earnings	—	4	—	—
Net (loss) income attributable to common shareholders	$(5,648)	$15	$(9,973)	$(2,988)

Weighted average common shares outstanding - basic	5,189,207	5,002,290	5,156,984	4,771,706
Effect of dilutive shares	—	1,417,536	—	—
Weighted average common shares outstanding – diluted	5,189,207	6,419,826	5,156,984	4,771,706

Basic (loss) earnings per common share	$(1.09)	$—	$(1.93)	$(0.63)
Diluted (loss) earnings per common share	(1.09)	—	(1.93)	(0.63)

The Company has preferred shares which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three and nine months ended December 31, 2024 and nine months ended December 31, 2023, all restricted shares and outstanding stock options were anti-dilutive.

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

During fiscal year 2023, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. During fiscal year 2024, Prudential donated a total of 3,644 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 445,661 shares of Common Stock. The conversions had no impact on the Company's total capital. There have been no conversions during the nine months ended December 31, 2024.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the nine months ended December 31, 2024 and 2023:

$ in thousands	At March 31, 2024	Other Comprehensive Loss, net of tax	At December 31, 2024
Net unrealized loss on securities available-for-sale	$(12,705)	$(292)	$(12,997)

$ in thousands	At March 31, 2023	Other Comprehensive Loss, net of tax	At December 31, 2023
Net unrealized loss on securities available-for-sale	$(12,215)	$(62)	$(12,277)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the nine months ended December 31, 2024 and 2023.

NOTE 6. INVESTMENT SECURITIES

    Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank’s asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives. Debt securities are classified into three categories: trading, held-to-maturity, and available-for-sale. At December 31, 2024, securities with fair value of $44.1 million, or 96.1%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $1.8 million, or 3.9%, were classified as held-to-maturity, compared to $48.0 million and $2.0 million at March 31, 2024, respectively. The Bank had no securities classified as trading at December 31, 2024 and March 31, 2024.

    Other investments as of December 31, 2024 primarily consisted of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.0 million bank-owned life insurance policy ("BOLI") purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investments and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.4 million at December 31, 2024 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2024 and March 31, 2024:

	At December 31, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$211	$4	$—	$215
Federal Home Loan Mortgage Corporation	19,115	—	(4,383)	14,732
Federal National Mortgage Association	10,390	—	(2,340)	8,050
Total mortgage-backed securities	29,716	4	(6,723)	22,997
U.S. Government Agency Securities	4,460	—	(22)	4,438
Corporate Bonds	5,263	—	(2,446)	2,817
Muni Securities	17,679	—	(3,810)	13,869
Total available-for-sale	$57,118	$4	$(13,001)	$44,121

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$254	$—	$(12)	$242
Federal National Mortgage Association and Other	1,553	—	(60)	1,493
Total held-to maturity	$1,807	$—	$(72)	$1,735

	At March 31, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$280	$4	$(1)	$283
Federal Home Loan Mortgage Corporation	20,299	—	(4,501)	15,798
Federal National Mortgage Association	10,975	—	(2,339)	8,636
Total mortgage-backed securities	31,554	4	(6,841)	24,717
U.S. Government Agency Securities	6,219	—	(25)	6,194
Corporate Bonds	5,266	—	(2,203)	3,063
Muni Securities	17,696	—	(3,640)	14,056
Total available-for-sale	$60,735	$4	$(12,709)	$48,030

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$292	$—	$(9)	$283
Federal National Mortgage Association and Other	1,716	—	(94)	1,622
Total held-to-maturity	$2,008	$—	$(103)	$1,905

There were no sales of available-for-sale and held-to-maturity securities for the nine months ended December 31, 2024 and December 31, 2023.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at December 31, 2024 and March 31, 2024 for less than 12 months and 12 months or longer:

	At December 31, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,723)	$22,782	$(6,723)	$22,782
U.S. Government Agency securities	(16)	3,493	(6)	945	(22)	4,438
Corporate bonds	—	—	(2,446)	2,817	(2,446)	2,817
Muni securities	—	—	(3,810)	13,869	(3,810)	13,869
Total available-for-sale securities	$(16)	$3,493	$(12,985)	$40,413	$(13,001)	$43,906
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(72)	$1,705	$(72)	$1,705
Total held-to-maturity securities	$—	$—	$(72)	$1,705	$(72)	$1,705

	At March 31, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,841)	$24,468	$(6,841)	$24,468
U.S. Government Agency securities	(2)	1,273	(23)	4,921	(25)	6,194
Corporate bonds	—	—	(2,203)	3,063	(2,203)	3,063
Muni securities	—	—	(3,640)	14,056	(3,640)	14,056
Total available-for-sale securities	$(2)	$1,273	$(12,707)	$46,508	$(12,709)	$47,781
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(103)	$1,872	$(103)	$1,872
Total held-to-maturity securities	$—	$—	$(103)	$1,872	$(103)	$1,872

    Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 23 available-for-sale and held-to-maturity securities had an unrealized loss at December 31, 2024 compared to 24 at March 31, 2024. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 51.9%, 10.1%, 31.6% and 6.4%, respectively, of total available-for-sale securities in an unrealized loss position at December 31, 2024. There were seven mortgage-backed securities, one U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at December 31, 2024. Management has evaluated available-for-sale securities that are in an unrealized loss position and determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by explicit U.S. government guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. government agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of six mortgage-backed securities that were in an unrealized loss position for more than 12 months at December 31, 2024. These securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of December 31, 2024.

    The following is a summary of the amortized cost and fair value of debt securities at December 31, 2024, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$952	$945	5.83%
Five through ten years	4,673	3,954	2.45%
After ten years	21,777	16,225	3.10%
Mortgage-backed securities	29,716	22,997	1.64%
Total	$57,118	$44,121	2.34%
Held-to-maturity:
Mortgage-backed securities	$1,807	$1,735	2.85%

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

    The following is a summary of loans receivable, net of allowance for credit losses at December 31, 2024 and March 31, 2024:

	December 31, 2024		March 31, 2024
$ in thousands	Amount	Percent	Amount	Percent
Loans receivable:
One-to-four family	$76,361	12.5%	$82,787	13.3%
Multifamily	169,596	27.8%	177,203	28.4%
Commercial real estate	181,488	29.7%	175,384	28.2%
Construction	4,131	0.6%	2,203	0.4%
Business (1)	163,579	26.8%	169,602	27.2%
Consumer (2)	15,722	2.6%	15,699	2.5%
Total loans receivable	$610,877	100.0%	$622,878	100.0%

Allowance for credit losses	(6,057)		(5,871)
Total loans receivable, net	$604,820		$617,007
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $2.6 million and $2.9 million at December 31, 2024 and March 31, 2024, respectively. The Bank purchased $3.8 million consumer loans during the nine months ended December 31, 2024.

The Bank participated as a lender in the PPP, which opened on April 3, 2020. As part of the CARES Act, the SBA was authorized to temporarily guarantee loans under this new 7(a) loan program. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Since the PPP loans are fully guaranteed by the SBA, there are no additional ACL reserves required. As of December 31, 2024, the Bank had approved and funded approximately 420 applications totaling $57.1 million of loans under the PPP. Outstanding business loans under the PPP totaled $210 thousand as of December 31, 2024.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves under the expected loss methodology for the three and nine months ended December 31, 2024 and 2023, and the fiscal year ended March 31, 2024.

Three months ended December 31, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,013	$759	$1,247	$4	$1,539	$607	$73	$6,242
Charge-offs	—	—	—	—	(61)	(226)	—	(287)
Recoveries	—	—	—	—	2	4	—	6
Provision for (recovery of) Credit Losses	(112)	39	91	(1)	(65)	208	(64)	96
Ending Balance	$1,901	$798	$1,338	$3	$1,415	$593	$9	$6,057

Nine months ended December 31, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Charge-offs	—	—	—	—	(289)	(353)	—	(642)
Recoveries	—	—	—	—	6	5	—	11
Provision for (recovery of) Credit Losses	(104)	78	116	2	283	491	(49)	817
Ending Balance	$1,901	$798	$1,338	$3	$1,415	$593	$9	$6,057

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$1,901	$798	$1,338	$3	$1,414	$479	$9	$5,942
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	1	114	—	115

Loan Receivables Ending Balance:	$76,361	$169,596	$181,488	$4,131	$163,579	$15,722	$—	$610,877
Ending Balance: collectively evaluated for impairment	74,862	167,375	173,184	4,131	150,825	15,628	—	586,005
Ending Balance: individually evaluated for impairment	1,499	2,221	8,304	—	12,754	94	—	24,872

At March 31, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for Credit Losses Ending Balance:	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	2,005	720	1,222	1	1,408	449	58	5,863
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	—	—	7	1	—	8

Loan Receivables Ending Balance:	$82,787	$177,203	$175,384	$2,203	$169,602	$15,699	$—	$622,878
Ending Balance: collectively evaluated for impairment	78,636	174,718	170,862	2,203	156,340	15,654	—	598,413
Ending Balance: individually evaluated for impairment	4,151	2,485	4,522	—	13,262	45	—	24,465

Three months ended December 31, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,264	$721	$1,212	$—	$1,393	$417	$—	$6,007
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	—	—	—	—	2	2	—	4
Provision for (recovery of) Credit Losses	(196)	1	(1)	1	57	41	—	(97)
Ending Balance	$2,068	$722	$1,211	$1	$1,452	$443	$—	$5,897

Nine months ended December 31, 2023
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$716	$1,109	$1,814	$—	$1,139	$449	$2	$5,229
Impact of CECL adoption	1,220	(392)	(497)		505	(166)	(2)	668
Charge-offs	—	—	—	—	—	(134)	—	(134)
Recoveries	—	—	—	—	52	5	—	57
Provision for (recovery of) Credit Losses	132	5	(106)	1	(244)	289	—	77
Ending Balance	$2,068	$722	$1,211	$1	$1,452	$443	$—	$5,897

The following is a summary of nonaccrual loans, at amortized cost, at December 31, 2024 and March 31, 2024.

	December 31, 2024
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$1,874	$—	$1,874
Multifamily	2,249	—	2,249
Commercial real estate	6,104	—	6,104
Business	12,486	—	12,486
Consumer	—	98	98
Total nonaccrual loans	$22,713	$98	$22,811

	March 31, 2024
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$3,554	$—	$3,554
Multifamily	2,238	—	2,238
Commercial real estate	4,522	—	4,522
Business	1,317	100	1,417
Consumer	—	44	44
Total nonaccrual loans	$11,631	$144	$11,775

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the three and nine months ended December 31, 2024.

    At December 31, 2024 and March 31, 2024, other non-performing assets totaled $52 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at December 31, 2024 and March 31, 2024.

    Although we believe that substantially all risk elements at December 31, 2024 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

The following table presents the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of December 31, 2024:

$ in thousands	2024	2023	2022	2021	2020		2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$1,723	$6,528	$51,386	$47,350	$27,133		$33,255	$—	$167,375
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	—	1,467	754		—	—	2,221
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	1,723	6,528	51,386	48,817	27,887		33,255	—	169,596

Commercial Real Estate
Pass	$12,948	$28,898	$30,848	$23,405	$16,592		$59,841	$—	$172,532
Special Mention	—	—	—	—	—		652	—	652
Substandard	—	—	—	3,782	—		4,522	—	8,304
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	12,948	28,898	30,848	27,187	16,592		65,015	—	181,488

Construction
Pass	$—	$4,131	$—	$—	$—		$—	$—	$4,131
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	—	—	—	—		—	—	—
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	—	4,131	—	—	—		—	—	4,131

Business
Pass	$24,477	$19,121	$27,836	$40,718	$10,599		$28,074	$—	$150,825
Special Mention	—	—	—	—	—		—	—	—
Substandard	—	52	7,951	4,311	—		440	—	12,754
Doubtful	—	—	—	—	—		—	—	—
Loss	—	—	—	—	—		—	—	—
Total	24,477	19,173	35,787	45,029	10,599		28,514	—	163,579
Gross charge-offs	—	—	160	—	—	—	129	—	289

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—	$21,314	$3,779	$13,277	$1,400		$35,092	$—	$74,862
Non-Performing	—	—	—	—	—		1,499	—	1,499
Total	—	21,314	3,779	13,277	1,400		36,591	—	76,361

Consumer
Performing	$4,981	$9,202	$382	$—	$1		$1,062	$—	$15,628
Non-Performing	39	55	—	—	—		—	—	94
Total	5,020	9,257	382	—	1		1,062	—	15,722
Gross charge-offs	48	186	5	—	5		109	—	353

Total Loans (excluding gross charge-offs)	$44,168	$89,301	$122,182	$134,310	$56,479		$164,437	$—	$610,877

    At March 31, 2024, the risk category by class of loans was as follows:

$ in thousands	2024		2023		2022		2021	2020	2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$980		$6,587		$53,516		$50,778	$28,483	$34,374	—	$174,718
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		1,451	754	280	—	2,485
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	980		6,587		53,516		52,229	29,237	34,654	—	177,203

Commercial Real Estate
Pass	$2,450		$29,064		$31,313		$27,635	$16,951	$62,775	—	170,188
Special Mention	—		—		—		—	—	674	—	674
Substandard	—		—		—		—	—	4,522	—	4,522
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	2,450		29,064		31,313		27,635	16,951	67,971	—	175,384

Construction
Pass	$—		$2,203		$—		$—	$—	$—	$—	2,203
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		—	—	—	—	—
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		2,203		—		—	—	—	—	2,203

Business
Pass	$7,050		$21,315		$32,675		$52,839	$10,845	$32,587	—	157,311
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		7,939		3,987	—	365	—	12,291
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	7,050		21,315		40,614		56,826	10,845	32,952	—	169,602
Gross charge-offs	—		—		—		—	—	10	—	10

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—		$22,247		$3,830		$13,422	$1,424	$39,002	$—	79,925
Non-Performing	—		—		—		—	—	2,862	—	2,862
Total	—		22,247		3,830		13,422	1,424	41,864	—	82,787

Consumer
Performing	$2,003	$—	$11,891	$—	$570	$—	$4	$16	$1,172	$—	15,656
Non-Performing	—		42		1		—	—	—	—	43
Total	2,003		11,933		571		4	16	1,172	—	15,699
Gross charge-offs	—		18		1		—	—	141	—	160

Total Loans (excluding gross charge-offs)	$12,483		$93,349		$129,844		$150,116	$58,473	$178,613	$—	$622,878

    Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following tables present an aging analysis of the amortized cost of past due loans receivables at December 31, 2024 and March 31, 2024.
.

December 31, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$222	$—	$1,313	$1,535	$74,826	$76,361
Multifamily	1,457	—	2,221	3,678	165,918	169,596
Commercial real estate	3,520	—	6,104	9,624	171,864	181,488
Construction	—	—	—	—	4,131	4,131
Business	3,339	—	12,213	15,552	148,027	163,579
Consumer	145	8	94	247	15,475	15,722
Total	$8,683	$8	$21,945	$30,636	$580,241	$610,877

March 31, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$164	$—	$2,859	$3,023	$79,764	$82,787
Multifamily	—	—	2,205	2,205	174,998	177,203
Commercial real estate	—	—	4,660	4,660	170,724	175,384
Construction	—	—	—	—	2,203	2,203
Business	1,959	214	12,071	14,244	155,358	169,602
Consumer	151	54	—	205	15,494	15,699
Total	$2,274	$268	$21,795	$24,337	$598,541	$622,878

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of December 31, 2024 and March 31, 2024:

	At December 31, 2024			At March 31, 2024
	Collateral Type			Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated	Real Estate	Other	Allowance Allocated
One-to-four family	$1,499	$—	$—	$4,151	$—	$—
Multifamily	2,221	—	—	2,485	—	—
Commercial real estate	8,304	—	—	4,522	—	—
Business	12,615	139	1	12,196	1,066	7
Consumer	—	94	114	—	45	1
	$24,639	$233	$115	$23,354	$1,111	$8

Real estate collateral includes one-to-four family, multifamily and commercial properties. Collateral types securing business loans include accounts receivable. There have been no significant changes to the types of collateral securing the Bank's collateral dependent loans.

In certain circumstances, the Bank will modify the terms of a loan, including extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the nine months ended December 31, 2024 and 2023. At December 31, 2024, loans modified to borrowers experiencing financial difficulty totaled $6.0 million, $348 thousand of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were three modified loans totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to the restructured terms for a period of at least six months. For the periods ended December 31, 2024 and 2023, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at December 31, 2024.

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

The following table reflects the Bank's outstanding commitments as of December 31, 2024 and March 31, 2024:

$ in thousands	December 31, 2024	March 31, 2024
Lines of credit	$3,501	4,268
Letters of credit	412	—
Commitment to fund private equity investment	835	650
	$4,748	$4,918

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense using CECL expected loss methodology. The allowance for credit losses on off-balance sheet credit exposures as of December 31, 2024 was $9 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$134	$134
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	215	—	215
Federal Home Loan Mortgage Corporation	—	14,732	—	14,732
Federal National Mortgage Association	—	8,050	—	8,050
U.S. Government Agency securities	—	4,438	—	4,438
Corporate bonds	—	2,817	—	2,817
Muni securities	—	13,869	—	13,869
Total available-for-sale securities	—	44,121	—	44,121
Total assets	$—	$44,121	$134	$44,255

	Fair Value Measurements at March 31, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$140	$140
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	283	—	283
Federal Home Loan Mortgage Corporation	—	15,798	—	15,798
Federal National Mortgage Association	—	8,636	—	8,636
U.S. Government Agency securities	—	6,194	—	6,194
Corporate bonds	—	3,063	—	3,063
Muni securities	—	14,056	—	14,056
Total available-for-sale securities	—	48,030	—	48,030
Total assets	$—	$48,030	$140	$48,170

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at December 31, 2024 and March 31, 2024.

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

    During the nine months ended December 31, 2024, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the nine months ended December 31, 2024 and 2023:

$ in thousands	Beginning balance, April 1, 2024	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2024	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2024
Mortgage servicing rights	$140	(6)	—	—	$134	$(5)

$ in thousands	Beginning balance, April 1, 2023	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, December 31, 2023	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2023
Mortgage servicing rights	$152	(10)	—	—	$142	$(9)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$134	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.4%
			Range of Inputs	3.0% to 11.0%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points

$ in thousands	Fair Value March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$140	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	6.4%
			Range of Inputs	3.0% to 7.1%
			Option Adjusted Spread ("OAS") applied to Treasury curve	1000 basis points
(1) Represents annualized loan repayment rate assumptions (ZMUPT model)

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2024 and March 31, 2024, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at December 31, 2024 Using
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

    For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2024 and March 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of December 31, 2024 and March 31, 2024, the Company had loans with a carrying value of $13.9 million and $15.2 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at December 31, 2024 and March 31, 2024 are as follows:

	December 31, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$49,959	$49,959	$49,959	$—	$—
Securities available-for-sale	44,121	44,121	—	44,121	—
Securities held-to-maturity	1,807	1,735	—	1,735	—
Loans receivable	604,820	584,837	—	—	584,837
Accrued interest receivable	2,466	2,466	—	2,466	—
Mortgage servicing rights	134	134	—	—	134
Financial Liabilities:
Deposits	$636,939	$635,319	$399,788	$235,531	$—
Advances from FHLB-NY	19,841	19,864	—	19,864	—
Other borrowed money	18,403	17,815	—	17,815	—
Accrued interest payable	986	986	—	986	—

	March 31, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$59,025	$59,025	$59,025	$—	$—
Securities available-for-sale	48,030	48,030	—	48,030	—
Securities held-to-maturity	2,008	1,905	—	1,905	—
Loans receivable	617,007	593,484	—	—	593,484
Accrued interest receivable	3,662	3,662	—	3,662	—
Mortgage servicing rights	140	140	—	—	140
Financial Liabilities:
Deposits	$646,999	$642,831	$420,663	$222,168	$—
Advances from FHLB-NY	28,027	27,920	—	27,920	—
Other borrowed money	18,403	17,623	—	17,623	—
Accrued interest payable	1,128	1,128	—	1,128	—

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

Depository fees and charges

    Depository fees and charges primarily relate to service fees on deposit accounts and fees earned from debit cards and check cashing transactions. Service fees on deposit accounts consist of ATM fees, NSF fees, account maintenance charges and other deposit related fees. The fees are recognized as revenue over the period the related service is provided, or as incurred for transaction-based fees in accordance with the fee schedules for the Bank's deposit products and services. The payment for these services are received at the time the services are provided or when customer transactions take place.

Loan fees and service charges

    Loan fees and service charges primarily relate to program management fees and fees earned in accordance with the Bank's standard lending fees (such as inspection and late charges). The payments are received when such services are provided and these standard lending fees are recognized as revenue over the period the related service is provided.

Other non-interest income

    Other non-interest income includes correspondent banking fees, revenue from the Bank's participation in JPMorgan Chase's Empowering Change program, and income associated with an advertising services agreement covering marketing and use of the Bank's office space with a third party. The payments are typically received monthly and the revenue is recognized over the period the related service is provided and collected in accordance with the agreements.

Interchange income

    The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2024	2023	2024	2023
Non-interest income
In-scope of Topic 606
Depository fees and charges	$644	$543	$1,726	$1,678
Loan fees and service charges	203	97	220	270
Other non-interest income	106	91	295	236
Non-interest income (in-scope of Topic 606)	953	731	2,241	2,184
Non-interest income (out-of-scope of Topic 606)	34	1,804	35	2,569
Total non-interest income	$987	$2,535	$2,276	$4,753

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2024	2023	2024	2023
Other non-interest income:
Empowering Change program fees	$98	$84	$270	$211
BOLI income	59	338	138	420
Other	(32)	68	(10)	84
Total other non-interest income	$125	$490	$398	$715

Other non-interest expense:
Advertising	$219	$68	$373	$302
Legal expense	321	$88	645	428
Insurance and surety	246	320	821	938
Audit expense	167	165	500	496
Data lines / internet	100	100	314	310
Security services	154	15	335	41
Loan expense	155	39	159	73
Retail expenses	262	285	719	855
Operating charge-offs and other losses	21	154	67	293
Investor relations	179	—	179	39
Director's fees	105	135	315	346
Other	619	634	1,730	1,816
Total other non-interest expense	$2,548	$2,003	$6,157	$5,937

NOTE 12. LEASES

    The Company applies ASC Topic 842, Leases ("ASC 842") to its leases. The Company has operating leases related to its administrative offices and seven retail branches. Two of the operating leases are for branch locations where the Company had entered into a sale and leaseback transaction. The gain had been calculated utilizing the profit on sale in excess of the present value of the minimum lease payments, and the profit on the sale was deferred from gain recognition to be amortized into income over the terms of the leases in accordance with ASC Topic 840, Leases ("ASC 840"). ASC 842 does not require previous sale and leaseback transactions accounted for under ASC 840 to be reassessed. As of December 31, 2024, operating right-of-use ("ROU") lease assets and related lease liabilities totaled $8.9 million and $9.5 million, respectively. As of March 31, 2024, operating ROU lease assets and related lease liabilities totaled $9.8 million and $10.6 million, respectively.

    As the implicit rates of the Company's existing leases are not readily determinable, the incremental borrowing rate used in determining the lease liability obligation for each individual lease was the FHLB-NY fixed-rate advance rates based on the remaining lease terms as of April 1, 2019.

    As of December 31, 2024, the Company had $36 thousand and $37 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

The following tables present information about the Company's leases and the related lease costs as of and for the three and nine months ended December 31, 2024:

	December 31, 2024	March 31, 2024
Weighted-average remaining lease term
Operating leases	3.8 years	4.3 years
Finance lease	1.6 years	2.6 years

Weighted-average discount rate
Operating leases	3.34%	3.05%
Finance lease	4.93%	4.32%

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2024	2023	2024	2023
Operating lease expense	$711	$692	$2,089	$2,076

Finance lease cost
Amortization of right-of-use asset	11	16	36	81
Interest on lease liability	1	1	2	5

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	736	711	2,206	2,133
Finance lease	9	12	36	74

    Maturities of lease liabilities at December 31, 2024 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2025	$747	$12
2026	2,915	26
2027	2,583	—
2028	2,411	—
2029	1,326	—
Thereafter	214	—
Total lease payments	10,196	38
Interest	(657)	(1)
Lease liability	$9,539	$37

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $727.5 million in assets and 111 employees as of December 31, 2024.

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

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At December 31, 2024, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

Critical Accounting Estimates

    Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2024 included in its Form 10-K for the year ended March 31, 2024, as supplemented by this report, contains a summary of significant accounting estimates. The Company believes its policies with respect to the methodologies used to determine the allowance for credit losses is the most critical accounting estimate. This estimate involves a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2024.

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Inflationary pressure has started to decrease, but rates remain high. The target interest rate range had been held steady at its highest point between 5.25% and 5.5% since July 2023, until the Federal Reserve lowered rates by 50 basis points in September 2024, decreasing the target range to 4.75% to 5% and began easing monetary policy for the first time in four years. The Federal Reserve approved two additional cuts in November and December, lowering the overnight borrowing rate to a range between 4.25% to 4.5%, but left interest rates unchanged at the January 2025 meeting. A high interest rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio. There have been no significant changes to the inputs and assumptions during the nine months ended December 31, 2024.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of December 31, 2024 were as follows:

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of December 31, 2024, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $8.2 million, or 17.6%, to $38.3 million at December 31, 2024, compared to $46.5 million at March 31, 2024. During the first quarter of the current fiscal year, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. In addition, the Bank made a partial paydown of $10.0 million on a $25.0 million 2-year advance from the FHLB-NY during the second quarter. At December 31, 2024, the Bank had $19.8 million outstanding advances from the FHLB-NY. At December 31, 2024, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $12.7 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in subordinated debt securities and $5.0 million in low interest loans outstanding as of December 31, 2024.

During the first quarter of the current fiscal year, the Company entered into an agreement with a third party, under which the third party provided the Company with a $25.0 million revolving unsecured long-term, below-market-rate loan to support the Bank in financing initiatives that reduce greenhouse gas emissions and promote energy efficiency in building projects, fleet upgrades to electric vehicles, and electric vehicle charging station infrastructure. The loan facility will also support the working capital and asset-specific financing needs of Minority and Women-owned Business Enterprises working on green energy projects, weatherization, electrification, and green technology. As of December 31, 2024, the Company has not drawn on the facility.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 2024 and March 31, 2024, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $50.0 million and $59.0 million, respectively.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the nine months ended December 31, 2024, total cash and cash equivalents decreased $9.0 million to $50.0 million at December 31, 2024, compared to $59.0 million at March 31, 2024, reflecting cash used in operating activities of $6.4 million and cash used in financing activities of $18.1 million, partially offset by cash provided by investing activities of $15.4 million. Net cash used in financing activities of $18.1 million resulted from a net decrease in deposits of $10.1 million and a decrease of $8.3 million in long-term borrowings. The Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, and made a partial paydown of $10.0 million on a $25.0 million 2-year advance from the FHLB-NY. In addition, the Company issued common shares in private placements during the current quarter for gross proceeds of $0.2 million. Net cash provided by investing activities of $15.4 million was attributable to investment paydowns and loan repayments and payoffs, net of purchases and originations.

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

    The table below presents the capital position of the Bank at December 31, 2024:

	December 31, 2024
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$67,209	9.03%
Individual minimum capital requirement	66,995	9.00%
Minimum capital requirement	29,776	4.00%
Excess over individual minimum capital requirement	214	0.03%

Common equity Tier 1
Regulatory capital	$67,209	11.13%
Minimum capital requirement	42,288	7.00%
Excess	24,921	4.13%

Tier 1 risk-based capital
Regulatory capital	$67,209	11.13%
Minimum capital requirement	51,350	8.50%
Excess	15,859	2.63%

Total risk-based capital
Regulatory capital	$73,356	12.14%
Individual minimum capital requirement	72,494	12.00%
Minimum capital requirement	63,432	10.50%
Excess over individual minimum capital requirement	862	0.14%

Bank Regulatory Matters

On May 24, 2016, the Bank entered into a Formal Agreement ("the Agreement") with the OCC to undertake certain compliance-related and other actions. As a result of the Agreement, Carver was issued an IMCR letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio. The Bank was released from the Agreement on January 18, 2023. The IMCR remains in effect. At December 31, 2024, the Bank's capital level exceeded the regulatory requirements and its IMCR requirements with a Tier 1 leverage capital ratio of 9.03%, Common Equity Tier 1 capital ratio of 11.13%, Tier 1 risk-based capital ratio of 11.13%, and a total risk-based capital ratio of 12.14%.

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At December 31, 2024, the Bank continues to service 71 loans with a principal balance of $10.7 million for FNMA that had been sold with standard representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2024 (1)	$1,367
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(12)
Open claims as of December 31, 2024 (1)	$1,355
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the nine months ended December 31, 2024:

$ in thousands	December 31, 2024
Representation and warranty repurchase reserve, March 31, 2024 (1)	$86
Net adjustment to reserve for repurchase losses (2)	(5)
Representation and warranty repurchase reserve, December 31, 2024 (1)	$81
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at December 31, 2024 and March 31, 2024

Assets

    At December 31, 2024, total assets were $727.5 million, reflecting a decrease of $29.3 million, or 3.9%, from total assets of $756.8 million at March 31, 2024. The decrease was primarily attributable to decreases of $9.0 million in cash and cash equivalents, and $4.1 million and $12.2 million in the Bank's net investment and loan portfolios, respectively.

    Total cash and cash equivalents decreased $9.0 million, or 15.3%, from $59.0 million at March 31, 2024 to $50.0 million at December 31, 2024. The decrease in cash was primarily due to decreases of $10.1 million in total deposits and $8.2 million in advances from the FHLB-NY and other borrowed money. This was partially offset by paydowns received on investment securities and net loan activity.

    Total investment securities decreased $4.1 million, or 8.2%, to $45.9 million at December 31, 2024, compared to $50.0 million at March 31, 2024 due to scheduled principal payments received of approximately $3.7 million and a $0.3 million increase in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans decreased $12.0 million, or 1.9%, to $610.9 million at December 31, 2024, compared to $622.9 million at March 31, 2024, primarily due to attrition and payoffs of $48.9 million. The level of payoffs and paydowns can be attributed to commercial real estate activity, as some borrowers continue to seek opportunities to reduce interest expense in the current rate environment. These were partially offset by new loan originations of $33.8 million and loan pool purchases of $3.8 million.

Liabilities and Equity

    Total liabilities decreased $19.2 million, or 2.7%, to $695.3 million at December 31, 2024, compared to $714.5 million at March 31, 2024, due to decreases of $10.1 million in total deposits and $8.2 million in advances from the FHLB-NY and other borrowed money.

    Deposits decreased $10.1 million, or 1.6%, to $636.9 million at December 31, 2024, compared to $647.0 million at March 31, 2024. An increase of $12.5 million in certificate of deposit accounts was offset by decreases in money market, savings, non-interest bearing checking accounts, and interest-bearing business checking accounts of $7.3 million, $6.1 million, $4.7 million and $2.8 million, respectively. The increase in time deposits was comprised of increases of $7.9 million in institutional deposits in CDARS accounts and $4.6 million in retail deposit accounts.

    Advances from the FHLB-NY and other borrowed money decreased $8.2 million, or 17.6%, to $38.3 million at December 31, 2024, compared to $46.5 million at March 31, 2024. During the first quarter of the current fiscal year, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. In addition, the Bank made a partial paydown of $10.0 million on a $25.0 million 2-year advance from the FHLB-NY during the second quarter. At December 31, 2024, the Bank had $19.8 million outstanding advances from the FHLB-NY.

    Total equity decreased $10.0 million, or 23.6%, to $32.3 million at December 31, 2024, compared to $42.3 million at March 31, 2024. The decrease was due to a net loss of $10.0 million coupled with an increase of $0.3 million in unrealized losses on securities available-for-sale for the nine month period ended December 31, 2024. These decreases were partially offset by a $0.2 million increase in capital as a result of the issuance of common shares in private placements during the current quarter.

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

Off-Balance Sheet Arrangements

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. At December 31, 2024, the Company had $3.9 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of December 31, 2024 was $9 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

Comparison of Operating Results for the Three and Nine Months Ended December 31, 2024 and 2023

Overview

    The Company reported a net loss of $5.6 million for the three months ended December 31, 2024, compared to net income of $19 thousand for the comparable prior year quarter. The change in our results was due to increases in interest expense, non-interest expense and provision for credit losses, and decreases in interest and non-interest income compared to the prior year quarter. For the nine months ended December 31, 2024, the Company reported a net loss of $10.0 million, compared to a net loss of $3.0 million for the prior year period. The increase in net loss was primarily driven by increases in interest expense, non-interest expense and provision for credit losses and a decrease in non-interest income, partially offset by an increase in interest income compared to the prior year period.

    The following table reflects selected operating ratios for the three and nine months ended December 31, 2024 and 2023 (unaudited):

	Three Months Ended December 31,				Nine Months Ended December 31,
Selected Financial Data:	2024		2023		2024		2023
Return on average assets (1)	(3.05)%		0.01%		(1.78)%		(0.55)%
Return on average stockholders' equity (2)	(58.55)%		0.19%		(33.08)%		(9.41)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(44.98)%		0.14%		(25.28)%		(7.12)%
Net interest margin (3)	1.63%		3.03%		2.64%		3.08%
Interest rate spread (4)	1.14%		2.60%		2.14%		2.66%
Efficiency ratio (5)	240.84%		100.97%		154.73%		113.77%
Operating expenses to average assets (6)	5.12%		4.38%		4.62%		4.40%
Average stockholders' equity to average assets (7)	5.20%		5.39%		5.38%		5.81%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	6.77%		7.46%		7.04%		7.68%
Average interest-earning assets to average interest-bearing liabilities	1.24	x	1.27	x	1.25	x	1.28	x

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

	Three Months Ended December 31,		Nine Months Ended December 31,
$ in thousands	2024	2023	2024	2023
Average Stockholders' Equity	$38,589	$39,883	$40,193	$42,326
Average AOCI	(11,643)	(15,232)	(12,409)	(13,657)
Average Stockholders' Equity, excluding AOCI	$50,232	$55,115	$52,602	$55,983

Return on Average Stockholders' Equity	(58.55)%	0.19%	(33.08)%	(9.41)%
Return on Average Stockholders' Equity, excluding AOCI	(44.98)%	0.14%	(25.28)%	(7.12)%

Average Stockholders' Equity to Average Assets	5.20%	5.39%	5.38%	5.81%
Average Stockholders' Equity, excluding AOCI, to Average Assets	6.77%	7.46%	7.04%	7.68%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for credit losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $2.5 million, or 45.5%, to $3.0 million for the three months ended December 31, 2024, compared to $5.5 million for the same quarter last year. Net interest income decreased $1.9 million, or 11.6%, to $14.5 million for the nine months ended December 31, 2024, compared to $16.4 million for the prior year period. Interest income on loans was lower compared to the prior periods primarily due to the reversal of interest accrued on loans placed on nonaccrual status during the current quarter.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and nine months ended December 31, 2024 and 2023. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended December 31,
	2024			2023
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$615,081	$5,829	3.79%	$612,243	$7,336	4.79%
Mortgage-backed securities	25,384	132	2.08%	26,919	145	2.15%
Investment securities(2)	31,031	243	3.13%	32,229	289	3.59%
Money market investments	52,835	641	4.81%	51,107	704	5.47%
Total interest-earning assets	724,331	6,845	3.78%	722,498	8,474	4.69%
Non-interest-earning assets	17,540			16,801
Total assets	$741,871			$739,299

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$43,569	$19	0.17%	$48,269	$33	0.27%
Savings and clubs	108,261	176	0.64%	109,929	85	0.31%
Money market	153,905	780	2.01%	159,709	594	1.48%
Certificates of deposit	237,504	2,433	4.06%	199,609	1,673	3.33%
Mortgagors deposits	2,123	8	1.50%	2,890	2	0.27%
Total deposits	545,362	3,416	2.49%	520,406	2,387	1.82%
Borrowed money	38,289	474	4.91%	46,821	606	5.13%
Total interest-bearing liabilities	583,651	3,890	2.64%	567,227	2,993	2.09%
Non-interest-bearing liabilities
Demand deposits	99,905			107,088
Other liabilities	19,726			25,101
Total liabilities	703,282			699,416
Stockholders' equity	38,589			39,883
Total liabilities and equity	$741,871			$739,299
Net interest income		$2,955			$5,481

Average interest rate spread			1.14%			2.60%

Net interest margin			1.63%			3.03%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Nine Months Ended December 31,
	2024			2023
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$620,297	$22,607	4.86%	$603,633	$21,203	4.68%
Mortgage-backed securities	26,006	405	2.08%	27,930	439	2.10%
Investment securities(2)	31,835	823	3.45%	33,334	835	3.34%
Restricted cash deposit	102	—	—%	—	—	—%
Money market investments	51,486	2,043	5.27%	44,941	1,801	5.32%
Total interest-earning assets	729,726	25,878	4.73%	709,838	24,278	4.56%
Non-interest-earning assets	17,021			18,789
Total assets	$746,747			$728,627

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$44,475	$41	0.12%	$50,211	$51	0.13%
Savings and clubs	110,411	484	0.58%	110,850	195	0.23%
Money market	155,476	2,335	1.99%	154,405	1,631	1.40%
Certificates of deposit	227,257	6,883	4.02%	189,453	4,229	2.96%
Mortgagors deposits	2,278	17	0.99%	2,967	6	0.27%
Total deposits	539,897	9,760	2.40%	507,886	6,112	1.60%
Borrowed money	44,553	1,664	4.96%	44,994	1,784	5.26%
Total interest-bearing liabilities	584,450	11,424	2.59%	552,880	7,896	1.90%
Non-interest-bearing liabilities
Demand deposits	102,389			108,228
Other liabilities	19,715			25,193
Total liabilities	706,554			686,301
Stockholders' equity	40,193			42,326
Total liabilities and equity	$746,747			$728,627
Net interest income		$14,454			$16,382

Average interest rate spread			2.14%			2.66%

Net interest margin			2.64%			3.08%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

    Interest income decreased $1.7 million, or 20.0%, to $6.8 million for the three months ended December 31, 2024, compared to $8.5 million for the prior year quarter. Interest income on loans decreased $1.5 million for the three months ended December 31, 2024 primarily due to the reversal of interest accrued on loans placed on nonaccrual status during the current quarter. For the nine months ended December 31, 2024, interest income increased $1.6 million, or 6.6%, to $25.9 million, compared to $24.3 million for the prior year period. Interest income on loans increased $1.4 million for the nine months ended December 31, 2024, due to an increase in the average yield on the portfolio of 18 basis points, coupled with a $16.7 million, or 2.8%, increase in average loan balances compared to the prior period. Interest income on money market investments increased $0.2 million for the nine months ended December 31, 2024 due to a $6.5 million increase in the average balance on deposit in the Bank's interest-bearing account at the Federal Reserve Bank. The reversal of interest income on loans placed on nonaccrual status severely impacted the net interest margin, reducing it to 1.63% and 2.64% for the three and nine month periods, respectively.

Interest Expense

    Interest expense increased $0.9 million, or 30.0% to $3.9 million for the three months ended December 31, 2024, compared to $3.0 million for the prior year quarter. For the nine months ended December 31, 2024, interest expense increased

$3.5 million, or 44.3% to $11.4 million, compared to $7.9 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits for the current period. Interest expense on deposits increased $1.0 million and $3.7 million, respectively, for the three and nine months ended December 31, 2024, primarily due to increases in the average balances of $37.9 million and $37.8 million, respectively, and average rates of 73 and 106 basis points, respectively of higher-cost certificate of deposits. The average rates paid on savings and money market accounts also increased for the three and six months ended December 31, 2024, compared to the prior year periods, as the Bank offered promotional rates during the current period in an attempt to attract and retain deposits.

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

The following table summarizes the activity in the ACL for the nine months ended December 31, 2024 and 2023 and the fiscal year ended March 31, 2024:

$ in thousands	Nine Months Ended December 31, 2024	Fiscal Year Ended March 31, 2024	Nine Months Ended December 31, 2023
Beginning Balance	$5,871	$5,229	$5,229
Impact of CECL adoption	—	668	668
Less: Charge-offs
Business	(289)	(10)	—
Consumer	(353)	(160)	(134)
Total charge-offs	(642)	(170)	(134)
Add: Recoveries
Business	6	55	52
Consumer	5	6	5
Total recoveries	11	61	57
Net charge-offs	(631)	(109)	(77)
Provision for (recovery of) credit losses
One-to-four family	(104)	69	132
Multifamily	78	3	5
Commercial real estate	116	(95)	(106)
Construction	2	1	1
Business	283	(274)	(244)
Consumer	491	321	289
Unallocated	(49)	58	—
Provision for credit losses	817	83	77
Ending Balance	$6,057	$5,871	$5,897

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)
Business	(0.22)%	0.03%	0.04%
Consumer	(2.92)%	(1.25)%	(1.52)%
Total loans	(0.14)%	(0.02)%	(0.02)%

Allowance to total loans	0.99%	0.94%	0.94%
Allowance to nonaccrual loans	26.55%	49.86%	21.91%

    The Company recorded a $96 thousand provision for credit losses for the three months ended December 31, 2024, compared to a $97 thousand recovery of credit loss for the prior year quarter. Net charge-offs of $281 thousand were recognized during the third quarter, compared to net charge-offs of $13 thousand for the prior year quarter. For the nine months ended December 31, 2024, the Company recorded a $817 thousand provision for credit losses, compared to a $77 thousand provision for credit losses for the prior year period. Net charge-offs of $631 thousand were recognized during the nine months ended December 31, 2024, compared to net charge-offs of $77 thousand in the prior year period.

At December 31, 2024, nonaccrual loans totaled $22.8 million, or 3.1% of total assets, compared to $11.8 million, or 1.6% of total assets at March 31, 2024. The ACL was $6.1 million at December 31, 2024, which represents a ratio of the ACL to nonaccrual loans of 26.6% compared to a ratio of 49.9% at March 31, 2024. The ratio of the ACL to total loans was 0.99% at December 31, 2024, compared to 0.94% at March 31, 2024.

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

    The Bank may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications are to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At December 31, 2024, modified loans to a borrower experiencing financial difficulty totaled $6.0 million, of which $5.7 million were classified as performing.

    At December 31, 2024, non-performing assets totaled $22.9 million, or 3.1% of total assets compared to $11.8 million, or 1.6% of total assets at March 31, 2024. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$1,874	$2,244	$2,650	$3,554	$4,295
Multifamily	2,249	1,708	2,206	2,238	2,627
Commercial real estate	6,104	4,522	4,522	4,522	5,937
Business	12,486	8,512	876	1,417	14,009
Consumer	98	139	50	44	45
Total nonaccrual loans	22,811	17,125	10,304	11,775	26,913
Other non-performing assets (2):
Real estate owned	52	52	52	52	60
Total non-performing assets (3)	$22,863	$17,177	$10,356	$11,827	$26,973

Nonaccrual loans to total loans	3.73%	2.77%	1.64%	1.89%	4.31%
Non-performing loans to total loans	3.73%	2.77%	1.64%	1.89%	4.31%
Non-performing assets to total assets	3.14%	2.29%	1.39%	1.56%	3.48%
Allowance to total loans	0.99%	1.01%	0.95%	0.94%	0.94%
Allowance to nonaccrual loans	26.55%	36.45%	57.79%	49.86%	21.91%

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

(3) Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At December 31, 2024, there were $5.7 million of these modified loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At December 31, 2024, the Bank had $2.6 million in subprime loans, or 0.4% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

    Non-interest income decreased $1.5 million, or 60.0%, to $1.0 million for the three months ended December 31, 2024, compared to $2.5 million for the prior year quarter. For the nine months ended December 31, 2024, non-interest income decreased $2.5 million, or 52.1%, to $2.3 million, compared to $4.8 million for the prior year period. The previous periods included grant income of $1.4 million recognized from the Bank's award through the CDFI Fund's Equitable Recovery Program and $0.5 million associated with a loan program no longer in existence, that had been transferred to the Bank through an acquired institution. In addition, the Bank recognized a $0.2 million loss on the sale of a loan during the nine months ended December 31, 2024.

Non-Interest Expense

    Non-interest expense increased $1.4 million, or 17.3%, to $9.5 million for the three months ended December 31, 2024, compared to $8.1 million for the prior year quarter. For the nine months ended December 31, 2024, non-interest expense increased $1.9 million, or 7.9%, to $25.9 million, compared to $24.0 million for the prior year period. Employee compensation and net occupancy costs related to building expenses increased compared to the prior year periods. Net equipment expense was higher due to upgraded cybersecurity systems and increases in hardware/software maintenance contracts. Other non-interest expense was higher due to increases in security services at the branches and legal costs associated with an activist shareholder.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2024, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2024, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of December 31, 2024, we are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    There have been no material changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    On November 25, 2024, the Company issued and sold a total of 116,766 shares of its common stock, par value $0.01 per share, at a price of $1.67 per share. The shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder. Specifically, the following Carver directors purchased shares in this offering as follows:

Name	Number of shares
Donald Felix	26,946
Colvin W. Grannum	11,976
Pazel G. Jackson, Jr.	8,982
Kenneth J. Knuckles	8,982
Craig C. MacKay	59,880

The offering resulted in gross proceeds of $0.2 million, which will be used for general corporate purposes. There were no underwriting discounts or commissions.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    During the three months ended December 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

4.3	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc.(5)
4.4	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
4.5	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (7)
4.6	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (8)
10.1	Carver Bancorp, Inc. 2024 Equity Incentive Plan (9)
10.2	Employment Agreement by and among Carver Bancorp, Inc., Carver Federal Savings Bank and Donald Felix, effective as of November 1, 2024 (10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2024 (unaudited) and March 31, 2024; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023 (unaudited); (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended December 31, 2024 and 2023 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and nine months ended December 31, 2024 and 2023 (unaudited); (v) Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023 (unaudited); and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2021.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2024.
(10)	Incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2024.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	February 13, 2025	/s/ Donald Felix
Donald Felix
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2025	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)