Form 10-K
period 2025-03-31
CARVER BANCORP INC
filed 2025-06-24
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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

As of June 23, 2025 there were 5,074,283 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2024 (based on the closing sales price of $1.92 per share of the registrant's common stock on September 30, 2024) was approximately $9,810,678.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders. (Part III)

CARVER BANCORP, INC.
2025 ANNUAL REPORT ON FORM 10-K

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

•the ability of Carver Federal Savings Bank (the "Bank") to comply with the formal agreement dated May 14, 2025, between the Bank and the Office of the Comptroller of the Currency ("OCC") (the "Formal Agreement"), and the effect of the requirements of the Formal Agreement on the Bank;

•the limitations imposed on the Company which require, among other things, written approval of the Federal Reserve Bank prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock, or the approval of the OCC to retain new executive officers or to nominate new members of the Board of Directors and the effect on operations resulting from such limitations;

•the risks related to disruption in the banking industry and financial markets;

•the market price and trading volume of our shares of common stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

•changes in the level of trends of delinquencies and write-offs and in our allowance and provision for credit losses;

•the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits;

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

Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's sixth consecutive "Outstanding" rating, issued by the Office of the Comptroller of the Currency (the "OCC") following its most recent Community Reinvestment Act (“CRA”) examination in March 2022. The OCC found that 90% of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $730.0 million in assets and 109 employees as of March 31, 2025.

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

Carver Federal's more than 75-year history in its market area, its community involvement and relationships, targeted products and services and personal service consistent with community banking, help the Bank compete with competitors that have entered its market.

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

On March 8, 1995, Carver Federal formed CFSB Realty Corp. as a wholly-owned subsidiary to hold real estate acquired through foreclosure pending eventual disposition.  At March 31, 2025, this subsidiary had $268 thousand in total assets. During the fourth quarter of the fiscal year ended March 31, 2003, Carver Federal formed Carver Asset Corporation (“CAC”), a wholly-owned subsidiary which qualifies as a real estate investment trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended.  This subsidiary may, among other things, be utilized by Carver Federal to raise capital in the future.  As of March 31, 2025, CAC owned mortgage loans carried at approximately $3.2 million and total assets of $129.3 million.  On August 18, 2005, Carver Federal formed CCDC, a wholly-owned community development entity, to facilitate and develop innovative approaches to financial literacy, address the needs of the unbanked and participate in local economic development and other community-based activities.  As part of its operations, CCDC manages the Bank's applications for government grants and other awards to help fund these community activities.

Carver Statutory Trust I

Carver Statutory Trust (the "Trust") was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities, which are wholly owned by Carver Bancorp, Inc. and the sole voting securities of the Trust. The Company has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. In accordance with the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) 810, "Consolidations," the Trust is not consolidated with the Company for financial reporting purposes. Debenture interest payments are subject to prior approval from the Federal Reserve Bank. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments, although there is no assurance that the Federal Reserve Bank will continue to approve such quarterly payments. All quarterly interest payments up to and including the March 2025 payment were made. The Company deferred the interest payment due June 17, 2025 in order to manage liquidity. Debenture interest payments may be deferred for up to twenty consecutive quarters under the terms of the Indenture.

While Carver has suspended its regular quarterly cash dividend on its common stock, in the future, the Company may rely on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts, which may include cash from government grants or below market-rate loans. Under the Formal Agreement, the OCC will monitor all capital distributions, including dividend payments, by Carver Federal to the Company. The Board of Governors of the Federal Reserve (the "FRB") regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company,

Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and an application with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend that, among other reasons, would result in Carver Federal’s failure to meet the OCC minimum capital requirements.

Subsequent Events

On May 14, 2025, the Bank entered into a formal written agreement with the OCC. The Formal Agreement specifically provides that the Bank will take the following actions within the time frames specified:

•Establish a Compliance Committee of its Board of Directors to specifically monitor and oversee the Bank's compliance with the Formal Agreement. This Committee has already been established and is actively underway; .

•Prepare a three-year strategic plan for the OCC's review, with such strategic plan to establish objectives specifically focusing on the Bank's earnings performance that will include measures for growth, capital, liquidity and balance sheet mix; and

•Prepare an earnings program for the OCC's review designed to improve and sustain the earnings of the Bank.

The Formal Agreement specifically addresses the items referenced above through a new three-year strategic plan. The Bank's board of directors and management will address these provisions within the required time frames. Further, the Bank's board of directors and management are fully committed to, as expeditiously as possible, achieving sustainable earnings through a more robust and viable strategic plan, which are part of the Bank's new ongoing operations and actions under the leadership of its new Chief Executive Officer.

The foregoing description of the Formal Agreement is qualified in its entirety by reference to the Formal Agreement issued to the Bank, which is included herein as Exhibit 10.5.

The Individual Minimum Capital Ratio letter issued by the OCC on June 29, 2016, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio, remains in effect, as do the Company's resolutions requiring, among other things, written approval from the Federal Reserve Bank of Philadelphia prior to the declaration or payment of dividends, any increase in debt by the Company, or the redemption of Company common stock.

Human Capital Resources

At March 31, 2025, the Company had 109 employees, nearly all of whom are full-time and of which approximately 47% were female and 86% were minorities. The majority of our employees are based in New York. Our goal is to attract, develop, retain and plan for succession of key talent and executives to achieve strategic objectives. We are continually investing in our workforce to further emphasize diversity and inclusion and to foster our employees' growth and career development.

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

Lending Activities

General.  Carver Federal's loan portfolio consists primarily of mortgage and business loans originated by the Bank's lending teams and secured primarily by commercial real estate including multifamily, mixed-use and owner-occupied properties and general UCC-1 filings on C&I loans against business assets. Substantially almost all of the Bank's mortgage loans are secured by properties located within the Bank's main market area. From time to time, the Bank may participate or purchase loans that comply with the Bank's underwriting standards from other financial institutions or in contiguous market geographies to achieve loan growth and strategic objectives that fall outside of core markets, but offer asset and geographical diversification.

In recent years, Carver Federal has focused on the origination of commercial real estate loans extended primarily to owner-occupied and mixed-use commercial loans, and to a lesser extent, multifamily transactions in a scaled manner. These loans generally have higher yields and shorter maturities than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans payoff prior to the contractual maturity. The Bank's increased emphasis remains on effective portfolio management and monitoring of the commercial real estate and multifamily mortgage loans relative to the level of credit risk inherent in this market segment. During fiscal year 2023, the Bank strengthened its qualitative factors and assessment criteria due to the economic climate in general and its impact on the New York City ("NYC") metropolitan area in which the Company operates. In spite of the strict analysis applied to our qualitative reserves, the Company's overall allowance declined moderately as the rolling 20 quarter loss look back period revealed little in recorded losses. During fiscal year 2025, the Bank's allowance for credit losses increased as a result of a series of qualitative factor adjustments and increase in individually analyzed loan reserves. Additionally, Carver Federal continually reviews the composition of its mortgage loan portfolio and underwriting standards to manage the risk in the portfolio.

    Loan Portfolio Composition. Total loans receivable decreased $9.2 million, or 1.5%, to $613.7 million at March 31, 2025, compared to $622.9 million at March 31, 2024. Carver Federal's total loans receivable as a percentage of total assets increased to 83.2% at March 31, 2025, compared to 81.5% at March 31, 2024.

    The following is a summary of loans receivable, net of allowance for credit losses, as of:

	March 31, 2025		March 31, 2024		March 31, 2023		March 31, 2022		March 31, 2021
$ in thousands	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Gross loans receivable:
One-to-four family	$74,387	12.1%	$82,787	13.3%	$65,808	11.0%	$69,297	12.0%	$76,313	15.9%
Multifamily
Owner occupied	10,214		11,078		11,894		7,687		6,599
Nonowner occupied	155,598		166,125		167,223		153,113		96,985
	165,812	27.0%	177,203	28.4	179,117	30.0	160,800	27.9	103,584	21.6
Commercial real estate (1)	178,257	29.1%	175,384	28.2	178,424	29.8	174,270	30.2	150,114	31.2
Construction	4,567	0.7%	2,203	0.4	—	—	—	—	—	—
Business (2)	164,964	26.9%	169,602	27.2	166,908	27.9	170,497	29.6	148,020	30.8
Consumer (3)	25,697	4.2%	15,699	2.5	7,639	1.3	1,623	0.3	2,439	0.5
Total loans receivable	$613,684	100.0%	$622,878	100.0%	$597,896	100.0%	$576,487	100.0%	$480,470	100.0%

Unamortized premiums, deferred costs and fees, net	—		—		—		3,017		3,079

Allowance for credit losses	(6,337)		(5,871)		(5,229)		(5,624)		(5,140)
Total loans receivable, net	$607,347		$617,007		$592,667		$573,880		$478,409
(1)Consists of non-owner occupied commercial real estate loans.
(2)As of March 31, 2025, 2024, 2023, 2022 and 2021, business loans include $110.9 million, $124.8 million, $118.0 million, $98.4 million and $56.6 million, respectively, of owner occupied commercial real estate loans.
(3)Includes personal loans.

One-to-four Family Residential Lending. Carver Federal generally purchases first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner and non-qualified mortgages for one-to-four family residential loans. There were no purchases of one-to-four family residential loans during fiscal year 2025 based around market conditions and pricing. The Bank purchased $20.0 million of one-to-four family residential loans during fiscal year 2024. Approximately 33.2% of the one-to-four family residential mortgage loans maturing in greater than one year at March 31, 2025 were adjustable rate and approximately 66.8% were fixed-rate. One-to-four family residential real estate loans decreased $8.4 million, or 10.1%, to $74.4 million at March 31, 2025, compared to $82.8 million at March 31, 2024.

Historically, Carver Federal's fixed-rate, one-to-four family residential mortgage loans were generally underwritten in accordance with applicable secondary market underwriting guidelines and requirements for sale. From time to time in the past, the Bank has sold such loans to Fannie Mae, the State of New York Mortgage Agency (“SONYMA”) and other third parties. These loans were normally sold with limited recourse on a servicing retained basis except to SONYMA where the sales were made with servicing released. Carver Federal uses a servicing firm to sub-service mortgage loans, whether held in portfolio or sold with servicing retained. At March 31, 2025, the Bank, through its sub-servicer, serviced $10.6 million in loans for FNMA and $133 thousand for other third parties. The Bank has recorded $130 thousand in related mortgage servicing rights.

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

Additionally, on a limited basis, the Bank previously originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At March 31, 2025, the Bank had $2.6 million in subprime loans, or 0.4% of its total loan portfolio, of which $673 thousand are non-performing loans. No subprime loans were purchased during fiscal year 2025.

Multifamily Real Estate Lending. Carver Federal originates and purchases recourse and non-recourse multifamily loans. There were no multifamily loan purchases during fiscal years 2025 and 2024. Multifamily property lending entails additional risks compared to one-to-four family residential lending. These loans are dependent on the successful operation of such buildings and can be significantly impacted by economic conditions, industry concentration, valuation of the underlying properties, lease terms, occupancy/vacancy rates, and changes in market conditions/demand for multifamily units. Carver Federal's multifamily real estate loan portfolio decreased $11.4 million, or 6.4%, to $165.8 million in fiscal 2025, or 27.0% of Carver Federal's total loan portfolio at March 31, 2025.

In making multifamily real estate loans, the Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the owner/guarantor, when applicable. Carver Federal's multifamily real estate product guidelines generally require that the maximum loan-to-value ("LTV") at origination not exceed 75% based on the appraised value of the mortgaged property, and a debt service coverage ratio at origination of at least 1.20 (with personal guarantees), which requires the properties to generate cash flow after expenses and allowances in excess of the principal and interest payment. The Bank originates and purchases multifamily real estate loans, which are predominantly fixed rate for the first five years, then adjusts for the second five years, if applicable. These loans generally amortize on the basis of a 15-, 20-, 25-, or 30-year period and require a balloon payment after the first five years, or the borrower may have an option to extend the loan for additional periods. The Bank occasionally originates fixed rate loans with greater than five year terms on a limited basis. Personal guarantees may be obtained for additional comfort and support to these transactions.

To help ensure continued collateral protection and asset quality for the term of multifamily real estate loans, Carver Federal employs a risk rating system for its loans and internally tracks against local market studies and performance.  All commercial loans, including multifamily real estate loans, are risk rated internally at the time of origination.  Management continually monitors all commercial loans in order to update risk ratings when necessary (see "Asset Classification and Allowance for Credit Losses" for additional information on asset classification and risk ratings). In addition, to assist with ensuring that the Bank remains consistent with its established procedures and practices, and is effectively evaluating and monitoring changes in the credit profile of the borrower and the underlying collateral, an independent consulting firm reviews, evaluates and prepares a written report for a sample of our commercial loan relationships.  Accordingly, on a triannual basis, the independent loan review company i) reviews 70% to 75% of the average commercial loan portfolio, ii) this includes all new and renewed loans greater than $100,000, and iii) all criticized and classified loans. Summary reports documenting the loan reviews are then reviewed by management for changes in the credit profile of individual borrowers and the portfolio as a whole, and regularly presented to Senior Management and the Bank's Asset Liability and Interest Rate Risk Committee for risk assessment and monitoring.

Commercial Real Estate Lending. Commercial real estate ("CRE") lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area. Mixed-use property loans are secured by buildings/structures that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. There were no commercial real estate loan purchases during fiscal years 2025 and 2024. At March 31, 2025, Carver Federal's CRE loan portfolio increased $2.9 million, or 1.7%, to $178.3 million, or 29.1% of the Bank's total loan portfolio.

The following table provides details of the Bank's commercial real estate loans by major industry type at March 31, 2025:

	March 31, 2025
$ in thousands	Amount	%
Real Estate and Rental and Leasing	$66,643	37.4%
General Commercial	106,070	59.4%
Religious	4,987	2.8%
Other	557	0.3%
	$178,257	99.9%

Although Carver Federal has had a favorable loss track record associated with CRE loans, these loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral. In addition, such loans typically involve larger loan balances to single borrowers or groups of related borrowers and the payment experience is dependent on the successful operation of the commercial and/or mixed-use properties or larger overall structure. In originating CRE loans, the Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. Carver Federal's maximum LTV ratio on CRE loans at origination is generally 75% based on the latest appraised fair market value of the mortgaged property and the Bank generally requires a debt service coverage ratio at origination of at least

1.20 (with guarantor recourse). The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers.

The Bank normally offers 5-year terms for our commercial mortgages. At times, we can offer greater than 5 years for terms of up to 15 years and amortization schedules up to 25 years; however, the interest rate generally resets on the 5th year anniversary. Interest rates currently offered by the Bank are adjusted at the beginning of each adjustment period and are mostly based upon a fixed spread above the FHLB-NY corresponding regular advance rate.

Historically, Carver Federal has been a New York City metropolitan area leader in the origination of loans to churches. At March 31, 2025, there were 27 loans to churches totaling $26.6 million, or 4.3% of the Bank's loan portfolio. These loans typically have five-, seven-, or ten-year terms with 15-, 20- or 25-year amortization periods, a balloon payment due at the end of the term and generally have no greater than a 70% LTV ratio at origination. The Bank has also provided construction financing for churches in the past, and would have generally provided permanent financing upon completion of construction.

Loans secured by real estate owned by faith-based organizations generally are larger and involve greater risks than one-to-four family residential mortgage loans and standard commercial real estate transactions. Because payments on loans secured by such properties are often dependent on voluntary contributions by members of the church's congregation, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks in a variety of ways, including reviewing the organization's financial condition, limiting the size of such loans and establishing the quality of the collateral securing such loans. The Bank determines the appropriate amount and type of security for such loans based in part upon the governance structure of the particular organization, the length of time the church has been established in the community and a cash flow analysis to determine the church's ability to service the proposed loan. Carver Federal will obtain a first mortgage on the underlying real property and often requires personal guarantees of key members of the congregation and/or key person life insurance that generally includes the pastor at a minimum, depending on the church make-up. The Bank may also require the church to obtain key person life insurance on specific members of the church's leadership. While asset quality in the church loan category historically has been one of the strongest asset classes, recent economic conditions have produced higher delinquencies in this portfolio dating back to the early stages of the pandemic, but have since normalized or leveled off. While management believes that Carver Federal will remain a leading lender to churches in its market area, Carver Federal will continue to conduct disciplined underwriting and maintain focused portfolio management.

Construction Lending. Carver Federal has historically originated or participated in construction loans for new construction and renovation of multifamily buildings, residential developments, community service facilities, churches, and affordable housing programs; however, the Bank no longer directly originates construction loans. The loans provide for disbursement in stages as construction is completed. Construction loans increased $2.4 million to $4.6 million, or 0.7% of the total loan portfolio at March 31, 2025, stemming solely from participations.

Construction loans generally present an increased level of risk from the effect of general economic conditions and uncertainties surrounding construction costs. Borrowers must satisfy all credit requirements that apply to the Bank's permanent mortgage loan financing for the mortgaged property. Carver Federal has additional criteria for construction loans including an engineer's plan and periodic cost reviews on all construction budgets and monitoring, but has only been applied in a limited manner as of late through participation with experienced partners.

Business Loans.  Carver Federal's small business (Commercial and Industrial, or "C&I") lending portfolio decreased $4.6 million to $165.0 million, comprising 26.9% of the Bank's total loan portfolio as of March 31, 2025, which includes $206 thousand remaining of PPP loans. There were no purchases of business loans during fiscal year 2025. The Bank purchased $0.3 million business loans during fiscal year 2024. Carver Federal originates and purchases business and SBA loans, placing particular focus on organic loan growth through the financing of local entrepreneurs and organizations located in its primary market area and surrounding areas. Carver Federal provides revolving credit, working capital and term loan facilities to small businesses with annual sales of approximately $1 million to $25 million in various business segments, including educational, health care, personal services, light industrial, wholesale and trade contractors generally through select programs and other customized financial parameters around Required Capital Partner Loans in conjunction with Deloitte, MWBE vendor loans guaranteed by a Fortune 100 Company and leverage/syndication loans through Banc Alliance. Business loans are typically personally guaranteed by the owners outside of syndicated transactions/participations and may also be secured by additional collateral, including real estate, equipment, accounts receivable and inventory. SBA loans are guaranteed by the U.S. government based on the percentage of each individual program.

Consumer and Other Loans. At March 31, 2025, the Bank had $25.7 million in consumer and other loans, or 4.2%, of the Bank's loan portfolio. This includes $0.6 million of student loans to medical students enrolled in several Caribbean schools purchased in fiscal 2017. During fiscal year 2025, the Bank generated $15.4 million of consumer loans, purchased primarily through its strategic partnerships that included $7.2 million through Upstart Holdings, Inc. based on the Bank's credit criteria, $6.2 million in select Bankers Healthcare Group, LLC purchases that had a LMI focus, and approximately $2.0 million in a targeted auto loan pool from Valley National Bank for scaled entry into the space and added diversification, along with a correlated CDFI classification component.

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

Loans-to-One-Borrower. Under the loans-to-one-borrower limits of the OCC, with certain limited exceptions, loans and extensions of credit to a single or related group of borrowers outstanding at one time generally may not exceed 15% of the capital and surplus of a savings bank. The Bank includes all outstanding debt and any unfunded commitments under contractually binding commitments for purposes of its legal limit calculation. See “Regulation and Supervision-Federal Banking Regulation-Loans-to-One-Borrower Limitations.” At March 31, 2025, the maximum loans-to-one-borrower under this test was $10.6 million and the Bank had no relationships that exceeded this limit.

Loan Originations and Purchases. Loan originations were $39.1 million in fiscal 2025 compared to $61.7 million in fiscal 2024. There were $15.4 million loan purchases during fiscal 2025 and $31.5 million loan purchases in fiscal 2024.

    The following table sets forth certain information with respect to Carver Federal's loan originations and advances, purchases and sales for the fiscal years ended March 31:

	2025		2024		2023
$ in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Loans Originated:
One-to-four family	$—	—%	$2,256	2.4%	$—	—%
Multifamily	750	1.4%	4,980	5.3%	43,023	34.1%
Commercial real estate	17,232	31.7%	37,482	40.3%	53,643	42.5%
Construction	2,593	4.8%	2,981	3.2%	—	—%
Business	17,846	32.8%	13,399	14.4%	12,075	9.6%
Consumer (1)	643	1.2%	587	0.6%	3,136	2.5%
Total loans originated	39,064	71.8%	61,685	66.2%	111,877	88.7%
Loans purchased
One-to-four family	—	—%	19,998	21.5%	3,960	3.1%
Multifamily	—	—%	—	—%	—	—%
Commercial real estate	—	—%	—	—%	5,804	4.6%
Business	—	—%	267	0.3%	613	0.5%
Consumer	15,369	28.2%	11,261	12.1%	3,912	3.1%
Total loans purchased	15,369	28.2%	31,526	33.8%	14,289	11.3%
Total loans originated and purchased	54,433	100.0%	93,211	100.0%	126,166	100.0%
Loans sold/participated (2)	(263)		(289)		(5,608)
Net additions to loan portfolio	$54,170		$92,922		$120,558
(1)Comprised of personal loans.
(2)Comprised of one-to-four family, business and commercial real estate loans.

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

Loan Maturity Schedule. The following table sets forth information at March 31, 2025 regarding the amount of loans maturing in Carver Federal's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause Carver Federal's actual repayment experience to differ significantly from that shown below:

Loan Maturities
$ in thousands	<1 Yr.	1-5 Yrs.	5-15 Yrs	15+ Yrs.	Total
One-to-four family	$1	$1,489	$9,488	$63,409	$74,387
Multifamily	14,080	35,558	105,615	10,559	165,812
Commercial real estate	33,337	28,731	106,504	9,685	178,257
Construction	—	4,567	—	—	4,567
Business	21,136	43,459	94,849	5,520	164,964
Consumer	753	17,992	6,952	—	25,697
Total	$69,307	$131,796	$323,408	$89,173	$613,684

    The following table sets forth as of March 31, 2025, amounts in each loan category that are contractually due after March 31, 2026 and whether such loans have fixed or adjustable interest rates. Scheduled contractual principal repayments of loans do not necessarily reflect the actual lives of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give Carver Federal the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are lower than rates on existing mortgage loans:

	Due After March 31, 2026
$ in thousands	Fixed	Adjustable	Total
One-to-four family	$49,688	$24,698	$74,386
Multifamily	36,472	115,260	151,732
Commercial real estate	37,329	107,591	144,920
Construction	—	4,567	4,567
Business	32,416	111,412	143,828
Consumer	24,944	—	24,944
Total	$180,849	$363,528	$544,377

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

Non-performing Assets. Non-performing assets consist of nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans or Other Real Estate Owned ("OREO"), including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the Small Business Administration (“SBA”). Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank's collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

In certain circumstances, the Bank may agree to modify the contractual terms of a borrower's loan, including extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where such modifications are made to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At March 31, 2025, modified loans to a borrower experiencing financial difficulty totaled $6.0 million, of which $5.7 million were classified as performing.

    The following table sets forth information with respect to Carver Federal's non-performing assets, which includes nonaccrual loans, loans held-for-sale, and property acquired in settlement of loans as of March 31:

$ in thousands	2025	2024	2023	2022	2021
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$1,519	$3,554	$4,001	$4,892	$3,524
Multifamily	3,937	2,238	71	515	369
Commercial real estate	6,747	4,522	7,190	4,601	918
Business	12,359	1,417	998	1,448	2,290
Consumer	33	44	1	25	90
Total nonaccrual loans	24,595	11,775	12,261	11,481	7,191

Other non-performing assets (2)
Real estate owned	52	52	60	60	60
Total other non-performing assets	52	52	60	60	60
Total non-performing assets (3)	$24,647	$11,827	$12,321	$11,541	$7,251

Nonaccrual loans to total loans	4.01%	1.89%	2.05%	1.98%	1.49%
Non-performing loans to total loans	4.01%	1.89%	2.05%	1.98%	1.49%
Non-performing assets to total assets	3.38%	1.56%	1.70%	1.57%	1.07%
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
(3)    Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. Modified loans included in the nonaccrual category above totaled $0.4 million at 2025, $1.1 million at 2024, $1.6 million at 2023, $1.7 million at 2022, and $1.8 million at 2021. Modified loans that have performed in accordance with their modified terms for a period of at least six months are generally considered performing loans and are not presented in the table above. Performing modified loans were $5.7 million at 2025 and 2024, respectively, $6.0 million at 2023, $5.2 million at 2022, and $5.8 million at 2021.

At March 31, 2025, total non-performing assets increased by $12.8 million to $24.6 million, compared to $11.8 million at March 31, 2024, as a result of a $12.8 million increase in nonaccrual loans, year over year. Nonaccrual loans at March 31, 2025 consisted of seven one-to-four family, four multifamily, three commercial real estate, six business, and three consumer loans. Management believes that there may be losses associated with certain delinquent loans in the future, but also notes that the amount of losses may be reduced by the value of properties securing these delinquent loans and the Bank's reserves. Other non-performing assets at year-end 2025 includes real estate owned assets consisting of one foreclosed residential property. At March 31, 2025, Carver had 6 loans secured by one-to-four family residential real estate properties in the process of foreclosure with a total outstanding balance of $1.3 million.

Although the Company believes that substantially all risk elements at March 31, 2025 have been disclosed, other factors, including economic conditions, may cause borrowers to be unable to comply with the contractual repayment terms on certain real estate and commercial loans. For additional information about certain factors that may affect the future performance of the Company's loan portfolio, please see "Item 1A - Risk Factors" and "Forward Looking Statements."

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

The Board has designated the CECL Committee for management to perform a review on a quarterly basis of the Bank's asset quality, determine and properly identify and monitor credit risk in the loan portfolio and determine that the Bank's ACL is proper and appropriate and submit their report to the Board for review. Carver Federal's methodology for establishing the ACL takes into consideration the measurement of expected credit losses based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Management estimates the reserves needed for each segment of the loan portfolio, including loans analyzed individually and loans analyzed on a pooled basis. Although management believes it uses the best information available to make determinations with respect to the ACL, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations, or if circumstances pertaining to individual loans change, or new information pertaining to individual loans or the loan portfolio is identified. The Bank has a centralized loan servicing structure that relies upon outside servicers, each of which generates a monthly report of delinquent loans.  The Asset Liability and Interest Rate Risk Committees of the Board establish policy relating to internal classification of loans and also provide input to the Credit Review Committee in its review of classified assets.  In originating loans, Carver Federal recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

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

The following table sets forth an analysis of Carver Federal's allowance for credit losses at and for the years ended March 31:

$ in thousands	2025	2024	2023	2022	2021
Beginning Balance	$5,871	$5,229	$5,624	$5,140	$4,946
Impact of CECL adoption	—	668	—	—	—
Less Charge-offs:
Commercial real estate	—	—	(586)	—	—
Business	(289)	(10)	—	—	(24)
Consumer and other	(581)	(160)	(141)	(257)	(54)
Total Charge-offs	$(870)	$(170)	$(727)	$(257)	$(78)
Add Recoveries:
One-to-four family	—	—	90	13	88
Commercial real estate	—	—	10	—	—
Business	10	55	127	102	278
Consumer and other	135	6	5	23	6
Total Recoveries	$145	$61	$232	$138	$372
Net recoveries (charge-offs)	(725)	(109)	(495)	(119)	294
Provision for (recovery of) losses
One-to-four family	(206)	69	(105)	(340)	(85)
Multifamily	100	3	(5)	234	(131)
Commercial real estate	243	(95)	1,233	250	95
Construction	2	1	—	—	—
Business	510	(274)	(1,485)	540	34
Consumer and other	589	321	462	192	1
Unallocated	(47)	58	—	(273)	(14)
Total provision for (recovery of) losses	1,191	83	100	603	(100)
Ending balance	$6,337	$5,871	$5,229	$5,624	$5,140

Ratios:
Net recoveries (charge-offs) to average loans outstanding:
One-to-four family	—%	—%	0.13%	0.02%	0.10%
Multifamily	—%	—%	—%	—%	—%
Commercial real estate	—%	—%	(0.33)%	—%	—%
Business	(0.17)%	0.03%	0.08%	0.06%	0.23%
Consumer and other	(2.64)%	(1.25)%	(5.60)%	(11.55)%	(1.62)%
Total loans	(0.12)%	(0.02)%	(0.09)%	(0.02)%	0.06%

Allowance to total loans	1.03%	0.94%	0.87%	0.97%	1.06%
Allowance to nonaccrual loans	25.77%	49.86%	42.65%	48.99%	71.48%

The following table allocates the allowance for credit losses by asset category at March 31:

	2025		2024		2023		2022		2021
$ in thousands	Amount	% of Total ACL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL	Amount	% of Total ALLL
One-to-four family	$1,799	28.4%	$2,005	34.1%	$716	13.7%	$731	13.0%	$1,058	20.6%
Multifamily	820	12.9%	720	12.3%	1,109	21.2%	1,114	19.8%	880	17.1%
Commercial real estate	1,465	23.1%	1,222	20.8%	1,814	34.7%	1,157	20.6%	907	17.6%
Construction	3	0.0%	1	0.0%	—	—%	—	—%	—	0.0%
Business	1,646	26.0%	1,415	24.1%	1,139	21.8%	2,497	44.4%	1,855	36.1%
Consumer and other	593	9.4%	450	7.7%	449	8.6%	123	2.2%	165	3.2%
Unallocated	11	0.2%	58	1.0%	2	0.0%	2	0.0%	275	5.4%
Total Allowance	$6,337	100.0%	$5,871	100.0%	$5,229	100.0%	$5,624	100.0%	$5,140	100.0%

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

Generally, the investment policy of the Bank is to invest funds among categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality, loan and deposit volume and collateral requirements, liquidity needs and performance objectives.  Securities are classified into one of three categories: trading, held-to-maturity, and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities not classified as trading or held-to-maturity are classified as available-for-sale and reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.  At March 31, 2025, the Bank had no securities classified as trading.  At March 31, 2025, $44.5 million, or 96.2% of the Bank's mortgage-backed and other investment securities, were classified as available-for-sale.  The remaining $1.8 million, or 3.8%, were classified as held-to-maturity.

    The following table sets forth the amortized cost, fair value and weighted average yields of the Bank's investment portfolio at March 31, 2025, categorized by remaining period to contractual maturity:

	Due < 1 Year			Due 1 - 5 Years			Due 5 - 10 Years			Due after 10 Years
$ in thousands	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$—	$—	—%	$—	$—	—%	$—	$—	—%	$204	$209	4.64%
Federal Home Loan Mortgage Corporation	—	—	—%	—	—	—%	—	—	—%	18,779	14,762	1.6%
Federal National Mortgage Association	—	—	—%	—	—	—%	—	—	—%	10,231	8,101	1.61%
Total mortgage-backed securities	—	—	—%	—	—	—%	—	—	—%	29,214	23,072	1.63%
U.S. Government Agency Securities	—	—	—%	847	843	5.62%	—	—	—%	3,479	3,467	5.63%
Corporate Bonds	—	—	—%	—	—	—%	—	—	—%	5,262	2,820	2.61%
Muni securities	—	—	—%	—	—		9,677	8,061	2.32%	7,996	6,259	2.31%
Total available-for-sale	$—	$—	—%	$847	$843	5.62%	$9,677	$8,061	2.32%	$45,951	$35,618	2.22%

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	—	—	—%	$—	$—	—%	$—	$—	—%	$249	$240	4.37%
Federal National Mortgage Association	—	—	—%	1,292	1,255	2.69%	181	175	2.40%	28	28	—%
Total held-to-maturity	$—	$—	—%	$1,292	$1,255	2.69%	$181	$175	2.40%	$277	$268	3.92%

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

Mortgage-backed securities constituted 3.4% of total assets at March 31, 2025, compared to 3.5% at March 31, 2024. Carver Federal maintains a portfolio of mortgage-backed securities in the form of Government National Mortgage Association (“GNMA”) pass-through certificates, FNMA mortgage-backed securities and FHLMC mortgage-backed securities.  GNMA pass-through certificates are guaranteed as to the payment of principal and interest by the full faith and credit of the United States Government, while FNMA and FHLMC securities are each guaranteed by their respective agencies as to principal and interest.  Mortgage-backed securities generally entitle Carver Federal to receive a pro-rata portion of the cash flows from an identified pool of mortgages.  The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity.  Carver Federal has also invested in pools of loans guaranteed as to principal and interest by the SBA.

The Bank seeks to manage interest rate risk in part by investing in adjustable-rate mortgage-backed securities, which at March 31, 2025, constituted $367 thousand, or 1.5%, of the mortgage-backed securities portfolio.  Mortgage-backed securities, however, expose Carver Federal to certain unique risks.  In a declining rate environment, accelerated prepayments of loans underlying these securities expose Carver Federal to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds.  In the event the mortgage-backed security has been funded with an interest-bearing liability with maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected.  Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.  For additional information regarding Carver Federal's mortgage-backed securities portfolio and its maturities, refer to Note 3 of Notes to Consolidated Financial Statements, “Investment Securities.”

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

Securities Impairment.  The Bank’s available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (loss). Securities that the Bank has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of securities in the Bank's portfolio are based on published or securities dealers’ market values and are affected by changes in interest rates. The Bank conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. For available-for-sale ("AFS") securities in an unrealized loss position, management determines whether the Company has the intent to sell the security, or will more likely than not be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, any previously recognized ACL is written off and the amortized cost is adjusted to fair value. If any incremental credit loss occurs, the amortized cost is adjusted further by the credit loss and recorded in earnings. For AFS securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit loss or other factors. In making this assessment, management may consider various factors including downgrades in the rating of the security by rating agencies, failure of the issuer to make scheduled interest or principal payments or adverse conditions specifically related to the security. If the decline in fair value is due to credit loss, the loss is recorded through ACL, limited by the amount that the fair value is less than the amortized cost basis. Non-credit related losses are recorded through other comprehensive income. Management has reviewed the Bank's AFS portfolio at March 31, 2025 and believes that the unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of mortgage-backed securities that are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of March 31, 2025 and 2024.

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

Deposits.  Carver Federal attracts deposits from consumers, businesses, non-profit organizations and public entities through its seven branches principally from within its market area by offering a variety of deposit instruments, including passbook and statement accounts and certificates of deposit, which range in term from 3 months to five years.  Deposit terms vary, principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate.  Carver Federal also offers Individual Retirement Accounts.  Carver Federal's policies are designed primarily to attract deposits from local residents and businesses through the Bank's branches, although the Bank has expanded its digital online account presence across the Northeast and in Washington, D.C. Carver Federal also holds deposits from various governmental agencies or authorities and corporations.

Carver Federal utilizes brokered deposits as an additional funding source and to assist in the management of the Bank's interest rate risk. Carver Federal has obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Carver has obtained brokered deposits from a variety of brokerage firms.  In addition, Carver has obtained brokered deposits through the

Depository Trust Company ("DTC").  This allows us to better manage the maturity of our deposits and our interest rate risk. Carver Federal has also utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. As of March 31, 2025, Carver had a total of $55.0 million in brokered deposits, compared to $60.0 million as of March 31, 2024.

    As of March 31, 2025, the Bank had $90.0 million of reciprocal deposits acquired through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank's CDARS deposits totaled $76.7 million as of March 31, 2024. The CDARS network arranges for placement of Carver Federal's customer funds into certificate of deposit accounts issued by other CDARS member banks. The certificate of deposit accounts are in increments of less than the individual FDIC insurance limit amount, to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to maintain its customer relationship while still providing its customers with FDIC insurance for the full amount of their deposits, up to $50 million per customer. In exchange, Carver Federal receives from other member banks their customers' deposits in like amounts. Depositors are allowed to withdraw funds early, with a penalty, from these accounts. Carver Federal may elect to participate in the program by making or receiving deposits without making or receiving a reciprocal deposit. As a result of the Dodd-Frank Act, the standard maximum deposit insurance amount is $250,000.

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

On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13.0 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company and have a mandatory redemption date of September 17, 2033.  Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month LIBOR. Debenture interest payments are subject to prior approval from the Federal Reserve Bank. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments, although there is no assurance that the Federal Reserve Bank will continue to approve such quarterly payments. All quarterly payments up to and including the March 2025 payment were made. The Company deferred the interest payment due June 17, 2025 in order to manage liquidity. Debenture interest payments may be deferred for up to twenty consecutive quarters under the terms of the Indenture. The interest rate was 7.6% at March 31, 2025.

    While Carver has suspended its regular quarterly cash dividend on its common stock, in the future, Carver may rely on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts, which may include cash from government grants or below market-rate loans. Under the Formal Agreement, the OCC will monitor all capital distributions, including dividend payments, by Carver Federal to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and an application with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in Carver Federal’s failure to meet the OCC minimum capital requirements.

REGULATION AND SUPERVISION

Enforcement Actions

On May 14, 2025, the Bank entered into the Formal Agreement with the OCC. The Formal Agreement specifically provides that the Bank will take the following actions within the time frames specified:

•Establish a Compliance Committee of its Board of Directors to specifically monitor and oversee the Bank's compliance with the Formal Agreement. This Committee has already been established and is actively underway; .

•Prepare a three-year strategic plan for the OCC's review, with such strategic plan to establish objectives specifically focusing on the Bank's earnings performance that will include measures for growth, capital, liquidity and balance sheet mix; and

•Prepare an earnings program for the OCC's review designed to improve and sustain the earnings of the Bank.

The Formal Agreement specifically addresses the items referenced above through a new three-year strategic plan. The Bank's board of directors and management will address these provisions within the required time frames. Further, the Bank's board of directors and management are fully committed to, as expeditiously as possible, achieving sustainable earnings through a more robust and viable strategic plan, which are part of the Bank's new ongoing operations and actions under the leadership of its new Chief Executive Officer.

The foregoing description of the Formal Agreement is qualified in its entirety by reference to the Formal Agreement issued to the Bank, which is included herein as Exhibit 10.5.

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

Effective January 1, 2020, the federal banking agencies adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a "community bank leverage ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements. A "qualifying community bank" with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be "well capitalized." As of March 31, 2025, the Bank has elected to continue to utilize the generally applicable leverage and risk-based requirements and not apply the community bank leverage ratio.

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed minimum requirements and are consistent with Carver Federal’s risk profile. The IMCR established by the OCC on June 29, 2016, requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2025, Carver Federal's capital level exceeded the regulatory requirements to be considered "well capitalized," but did not meet its IMCR requirements. The Tier 1 leverage ratio was 8.70%, below the 9% IMCR requirement, and the total risk-based capital ratio was 11.56% below the 12% IMCR requirement. The Bank is working on taking appropriate actions with the goal of achieving the IMCR targets.

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

Loans-to-One Borrower Limitations.  The Bank is generally subject to the same limits on loans-to-one borrower as a national bank.  With specified exceptions, the Bank's total loans or extension of credit to a single borrower or group of related borrowers may not exceed 15% of the Bank's unimpaired capital and unimpaired surplus, which does not include accumulated other comprehensive income.  The Bank currently complies with applicable loans-to-one borrower limitations.  At March 31, 2025, the Bank's limit on loans-to-one borrower based on its unimpaired capital and surplus was $10.6 million.

Qualified Thrift Lender Test.  Under HOLA, the Bank must comply with a Qualified Thrift Lender (“QTL”) test.  Under this test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly basis in at least nine months of the most recent twelve-month period.  “Portfolio assets” means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets and (c) the value of property used to conduct the Bank's business.  “Qualified thrift investments” include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities and consumer loans.  If the Bank fails the QTL test, it must operate under certain restrictions on its activities. The Dodd-Frank Act made noncompliance potentially subject to agency enforcement action for violation of law.  At March 31, 2025, the Bank maintained approximately 97% of its portfolio assets in qualified thrift investments.  The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

On October 24, 2023, the OCC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. However, on March 28, 2025, the OCC, Federal Reserve and FDIC (collectively "the agencies") announced their intent to issue a proposal to rescind the 2023 CRA final rule due to litigation. The proposal would reinstate the CRA framework that existed prior to the October 2023 final rule. For the OCC, this framework includes the OCC guidance issued in 2021, which upholds rules adopted by the agencies in 1995.

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

The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders ("insiders"), as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that all loans or extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board.  The aggregate amount of related party deposits was $3.2 million and there were no related party loans at March 31, 2025.

Assessment. The OCC charges assessments to recover the cost of examining savings associations and their affiliates.  These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion.  For fiscal 2025, Carver paid $109 thousand in regulatory assessments.

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

The FDIC has authority to further increase insurance assessments and therefore management cannot predict what insurance assessment rates will be in the future. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. For fiscal 2025, Carver paid $701 thousand in FDIC insurance.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, which is one of the eleven regional banks composing the FHLB System.  Each regional bank provides a central credit facility primarily for its member institutions.  The Bank, as a FHLB-NY member, is required to acquire and hold shares of capital stock in the FHLB-NY in specified amounts.  The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at March 31, 2025 of $853 thousand.  Any advances from the FHLB-NY must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLB-NY is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLB-NY can pay as dividends to its members and could also result in the FHLB-NY imposing a higher rate of interest on advances to its members.  If dividends were reduced, or interest on future FHLB-NY advances increased, the Bank's net interest income would be adversely affected.  Dividends from FHLB-NY to the Bank amounted to $184 thousand and $154 thousand for fiscal years 2025 and 2024, respectively.  The dividend rate paid on FHLB-NY stock at March 31, 2025 was 8.0%.

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

In December 2017, "The Tax Cuts and Jobs Act" was signed into law. At March 31, 2018, the Company made a reasonable estimate and recorded a remeasurement of the Company’s net deferred income tax assets and liabilities based on the new reduced U.S. corporate income tax rate.  The impact on the net deferred tax asset before valuation allowances was a reduction of $3.1 million, which was offset by a corresponding decrease in the valuation allowance of the same amount.  The Company recorded a benefit of $0.3 million for alternative minimum tax credits which, under the new tax law, was refundable.
State and Local Taxation

State of New York.  The Bank and the Company (including the REIT) file tax returns on a combined basis and are subject to New York State franchise tax on their entire net income or one of several alternative bases, whichever results in the highest tax.  “Entire net income” means federal taxable income with adjustments.  If, however, the application of an alternative tax (based on capital allocated to New York or a fixed minimum fee) results in a greater tax, the alternative tax will be imposed.  The Company was subject to tax based upon capital for New York State for fiscal 2025. In addition, New York State imposes a tax surcharge of 30% of the New York State Franchise Tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. For fiscal 2025, the New York State franchise tax rate computed on capital was 0.1875%.

New York City.  The Bank and the Company (including the REIT) file on a combined basis and are also subject to a similarly calculated New York City banking corporation tax on capital allocated to New York City.  For fiscal 2025, the New York City banking corporation tax rate computed on capital is 0.15%.

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

We have a significant amount of commercial real estate loans that have a higher risk of default and loss than single-family residential mortgage loans. Commercial real estate loans amount to $178.3 million, or 29.1% of our loan portfolio at March 31, 2025. Commercial real estate loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Failure to adequately underwrite and monitor these loans may result in significant losses to Carver Federal.

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

Risks Related to Laws and Regulation and Their Enforcement

Failure to comply with the Formal Agreement could adversely affect our business.

In May 2025, the Bank entered into the Formal Agreement with the OCC. The Formal Agreement requires the Bank to, among other things: establish a Compliance Committee of its Board of Directors to specifically monitor and oversee the Bank's compliance with the Formal Agreement. This Committee has already been established and is actively underway. The Formal Agreement also requires the Bank to prepare a three-year strategic plan for the OCC's review, with such strategic plan to establish objectives specifically focusing on the Bank's earnings performance that will include measures for growth, capital, liquidity and balance sheet mix. Finally, the Formal Agreement requires the Bank to prepare an earnings program for the OCC's review designed to improve and sustain the earnings of the Bank. Failure to comply with the Formal Agreement could result in additional supervisory and enforcement actions against the Bank, its directors, or senior executive officers, including the issuance of a cease and desist order or the imposition of civil money penalties.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company anticipates increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations directed towards banks, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny by regulators and the investor community.

Carver is subject to more stringent capital requirements, which may adversely impact the Company's return on equity, or constrain it from paying dividends or repurchasing shares.

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier

1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. Regardless of the federal regulatory minimum requirements, Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2025, the Bank's capital level exceeded the regulatory requirements to be considered "well capitalized," but did not meet its IMCR requirements. The Tier 1 leverage ratio was 8.70%, below the 9% IMCR requirement, and the total risk-based capital ratio was 11.56%, below the 12% IMCR requirement. The Bank is working on taking appropriate actions with the goal of achieving the IMCR targets. The application of these capital requirements, including the higher IMCR requirements, could, among other things, result in lower returns on equity, result in regulatory actions if we are unable to comply with such requirements and could limit the Bank's ability to pay dividends to the Company.

There can be no assurance that our regulator will approve payment of our deferred interest on our outstanding trust preferred securities.

    Carver is a unitary savings and loan association holding company regulated by the FRB and almost all of its operating assets are owned by Carver Federal. Carver relies, in part, on dividends from the Bank to pay cash dividends to its stockholders, and to engage in share repurchase programs. Under the Formal Agreement, the OCC will monitor all capital distributions, including dividend payments, by the Bank to the Company, and the FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and a notice with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend, for among other reasons, that would result in the Bank’s failure to meet the OCC minimum capital requirements. Carver has suspended its regular quarterly cash dividend on its common stock. There are no assurances that dividend payments to the Company will resume.

Debenture interest payments on the Carver Statutory Trust I capital securities are subject to prior approval from the Federal Reserve Bank. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments, although there is no assurance that the Federal Reserve Bank will continue to approve such quarterly payments. All quarterly payments up to and including the March 2025 payment were made. The Company deferred the interest payment due June 17, 2025 in order to manage liquidity.

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

At March 31, 2025, a significant majority of the Bank's lending portfolio was concentrated in the New York metropolitan area.  As a result of this geographic concentration, Carver's results of operations are largely dependent on economic conditions in this area.  Decreases in real estate values could adversely affect the value of property used as collateral for loans to our borrowers.  Adverse changes in the economy caused by inflation, recession, unemployment, state or local real estate laws and regulations or other factors beyond the Bank's control may also continue to have a negative effect on the ability of borrowers to make timely mortgage or business loan payments, which would have an adverse impact on earnings.

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

Inflationary pressure appears to have decreased, but rates remain high. The target interest rate range had been held steady at its highest point between 5.25% to 5.5%, since July 2023, until the Federal Reserve lowered the rates by 50 basis points in September 2024, easing monetary policy for the first time since regular increases began in March 2022. The Federal Reserve approved two additional cuts in November and December 2024, lowering the overnight borrowing rate to a range between 4.25% to 4.5%, but has left interest rates unchanged since its January 2025 meeting.

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

While inflationary pressure appears to have decreased, interest rates remain high and the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including a significant portion of the Company’s, resulting in unrealized losses embedded in the U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

The Company's ability to utilize the deferred tax asset generated by New Markets Tax Credit income tax benefits as well as other deferred tax assets depends on its ability to generate sufficient taxable income from operations in the future. Since the Bank has not generated sufficient taxable income to utilize tax credits as they were earned, a deferred tax asset has been recorded in the Company's financial statements.

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

On June 29, 2011, the Company raised $55 million of equity. The capital raise triggered a change in control  under Section 382 of the Internal Revenue Code.  Generally,  Section 382 limits the utilization of an entity's net operating loss carry forwards, general business credits, and recognized built-in losses upon a change in ownership. The Company is subject to an annual limitation of approximately $0.9 million. The Company has a net deferred tax asset (“DTA”) of approximately $32.9 million.  Based on management's calculations, the Section 382 limitation has resulted in previous reductions of the deferred tax asset of $5.8 million. The Company also continues to maintain a valuation allowance for the remaining net deferred tax asset of $32.9 million. The Company is unable to determine how much, if any, of the remaining DTA will be utilized.

Risks associated with cybersecurity could negatively affect our earnings.

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

Nasdaq rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under Nasdaq rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the Nasdaq rules. As of March 31, 2025, we had 5,283,564 shares of common stock outstanding. SEC rules impose restrictions on our ability to raise funds through the registered offering of our securities pursuant to a “shelf” registration statement on Form S-3. Under SEC rules, we are prohibited from selling securities under such a registration statement if the aggregate market value of the securities sold thereunder in any twelve-month period exceeds one-third of the market value of our outstanding common stock held by non-affiliates. We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

A future issuance of stock could dilute the value of our common stock.

We may sell additional shares of common stock, or securities convertible into or exchangeable for such shares, in subsequent public or private offerings. As of March 31, 2025, there were 5,283,564 shares of our common stock outstanding. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock. We cannot predict the size of future issuances of our common stock, or securities convertible into or exchangeable for such shares, or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

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

ITEM 2.PROPERTIES.

    The Bank currently conducts its business through one administrative office and seven branches (including the Harlem West 125th Street Main branch). The following table sets forth certain information regarding Carver Federal's offices and other material properties at March 31, 2025.  The Bank believes that such facilities are suitable and adequate for its operational needs.

Branches	Address	City/State	Year Opened	Owned or Leased	Lease Expiration Date
Main Branch	75 West 125th Street	New York, NY	1996	Leased	2/2028
Crown Heights Branch	1009-1015 Nostrand Avenue	Brooklyn, NY	1975	Leased	12/2025
St. Albans Branch	115-02 Merrick Boulevard	Jamaica, NY	1996	Leased	2/2026
Malcolm X Blvd. Branch	142 Malcolm X Boulevard	New York, NY	2001	Leased	4/2026
Atlantic Terminal Branch	4 Hanson Place	Brooklyn, NY	2003	Leased	4/2029
Flatbush Branch	833 Flatbush Avenue	Brooklyn, NY	2009	Leased	8/2027
Restoration Plaza	1392 Fulton Street	Brooklyn, NY	2009	Leased	10/2025

Administrative Office
1825 Park Avenue	1825 Park Avenue	New York, NY	2018	Leased	12/2028

ITEM 3.LEGAL PROCEEDINGS

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2025, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of the date of this Annual Report on Form 10-K, we are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

ITEM 4.MINE SAFETY DISCLOSURES.

    Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “CARV". At March 31, 2025, there were 5,283,564 shares of common stock outstanding, held by approximately 461 stockholders of record.

The Company does not currently pay a quarterly cash dividend on its common stock.

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

On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2025, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).  The Company reissued shares as restricted stock in accordance with their management recognition plan. No shares were repurchased pursuant to the stock repurchase program during fiscal 2025.

Carver has the following equity compensation plans:

(1) The Carver Bancorp, Inc. 2014 Equity Incentive Plan became effective in September 2014 and provides for discretionary option grants, stock appreciation rights and restricted stock to those officers and directors selected by the Company’s Compensation Committee.

(2) The Carver Bancorp, Inc. 2024 Equity Incentive Plan became effective in December 2024 and provides for discretionary option grants, stock appreciation rights and restricted stock to officers, employees and directors selected by the Company’s Compensation Committee.

Additional information regarding Carver's equity compensation plans is incorporated by reference from the section entitled "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement (as defined below in Item 10).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

    On November 25, 2024, the Company entered into investment purchase agreements with certain Company directors under which it issued and sold 116,766 shares of its common stock, par value $0.01, at a price of $1.67 per share. The shares were issued on November 25, 2024, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offering resulted in gross proceeds of $0.2 million. There were no underwriting discounts or commissions.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

Carver concluded fiscal 2025 with a net loss of $13.7 million, compared to a net loss of $3.0 million for fiscal 2024. The change in our results of operations was primarily driven by increases in interest expense, non-interest expense and provision for credit losses and a decrease in non-interest income, partially offset by a slight increase in interest income compared to the prior fiscal year.

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Inflationary pressure appears to have decreased, but rates remain high and affect customer demand. The target interest rate range had been held steady at its highest point between 5.25% and 5.5% since July 2023, until the Federal Reserve lowered the rates by 50 basis points in September 2024, easing monetary policy for the first time since regular increases began in March 2022. The Federal Reserve approved two additional cuts in November and December, lowering the overnight borrowing rate to a range between 4.25% to 4.5%, but has left interest rates unchanged since its January 2025 meeting. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in job growth and levels of unemployment. The City's local area inflation has exceeded the national rate, primarily due to housing costs, and its unemployment rate remains high at 5.1%, exceeding the national average.

The Company's liquidity position remains adequate. The impact of market volatility from continued inflation and high interest rates will depend on future developments, which are highly uncertain and difficult to predict. The Company is closely monitoring its asset quality, liquidity, and capital positions, as well as the credit risk in its loan portfolio. Management is actively working to minimize the current and future impact of the current business and industry environment, and is continuing to make adjustments to operations where appropriate or necessary to mitigate risk. However, these factors and events may have negative effects on the business, financial condition, and results of operations of the Company and its customers.

Subsequent Events

On May 14, 2025, the Bank entered into the Formal Agreement with the OCC. The Formal Agreement specifically provides that the Bank will take the following actions within the time frames specified:

•Establish a Compliance Committee of its Board of Directors to specifically monitor and oversee the Bank's compliance with the Formal Agreement. This Committee has already been established and is actively underway; .

•Prepare a three-year strategic plan for the OCC's review, with such strategic plan to establish objectives specifically focusing on the Bank's earnings performance that will include measures for growth, capital, liquidity and balance sheet mix; and

•Prepare an earnings program for the OCC's review designed to improve and sustain the earnings of the Bank.

The Formal Agreement specifically addresses the items referenced above through a new three-year strategic plan. The Bank's board of directors and management will address these provisions within the required time frames. Further, the Bank's board of directors and management are fully committed to, as expeditiously as possible, achieving sustainable earnings through a more robust and viable strategic plan, which are part of the Bank's new ongoing operations and actions under the leadership of its new Chief Executive Officer.

The foregoing description of the Formal Agreement is qualified in its entirety by reference to the Formal Agreement issued to the Bank, which is included herein as Exhibit 10.5.

SELECTED FINANCIAL INFORMATION

The following selected consolidated financial and other data is as of and for the years ended March 31 and is derived in part from, and should be read in conjunction with the Company's Consolidated Financial Statements and related notes:

$ in thousands	2025	2024	2023	2022	2021
Selected Financial Condition Data:
Assets	$729,991	$756,796	$723,224	$735,314	$676,748
Total loans receivable, net	607,347	617,007	592,667	573,880	478,409
Investment securities	46,272	50,038	56,161	72,850	94,314
Cash and cash equivalents	50,315	59,025	42,552	61,018	75,591
Deposits	661,837	646,999	600,429	628,117	556,559
Advances from the FHLB-NY and other borrowed money	20,243	46,536	51,090	15,949	37,222
Equity	29,578	42,309	45,224	55,087	52,301
Number of deposit accounts	34,135	29,086	29,615	29,950	33,400
Number of branches	7	7	7	7	7

Operating Data:
Interest income	34,282	34,019	27,700	22,865	20,307
Interest expense	15,131	11,458	4,911	2,399	4,420
Net interest income before provision for (recovery of) loan losses	19,151	22,561	22,789	20,466	15,887
Provision for (recovery of) loan losses	1,191	83	100	603	(100)
Net interest income after provision for (recovery of) loan losses	17,960	22,478	22,689	19,863	15,987
Non-interest income	3,086	6,723	3,595	7,354	6,198
Non-interest expense	34,790	32,178	30,685	28,064	26,081
(Loss) income before income tax (benefit) expense	(13,744)	(2,977)	(4,401)	(847)	(3,896)
Income tax (benefit) expense	—	—	—	—	—
Net (loss) income attributable to Carver Bancorp, Inc.	(13,744)	(2,977)	(4,401)	(847)	(3,896)
Basic (loss) earnings per common share	(2.65)	(0.61)	(1.03)	(0.24)	(1.14)
Diluted (loss) earnings per common share	(2.65)	(0.61)	(1.03)	(0.24)	(1.14)

Selected Statistical Data:
Return on average assets (1)	(1.85)%	(0.40)%	(0.62)%	(0.12)%	(0.58)%
Return on average stockholders' equity (2) (10)	(36.10)%	(7.04)%	(8.98)%	(1.54)%	(8.24)%
Return on average stockholders' equity, excluding AOCI (2) (10)	(27.21)%	(5.34)%	(7.28)%	(1.49)%	(8.25)%
Net interest margin (3)	2.63%	3.14%	3.33%	3.01%	2.49%
Average interest rate spread (4)	2.12%	2.70%	3.11%	2.88%	2.30%
Efficiency ratio (5)	156.45%	109.88%	116.30%	100.88%	118.09%
Operating expense to average assets (6)	4.68%	4.36%	4.34%	3.98%	3.91%
Average stockholders' equity to average assets (7) (10)	5.12%	5.74%	6.93%	7.77%	7.09%
Average stockholders' equity, excluding AOCI, to average assets (7) (10)	6.79%	7.55%	8.55%	8.05%	7.08%
Dividend payout ratio (8)	—	—	—	—	—

Asset Quality Ratios:
Non-performing assets to total assets (9)	3.38%	1.56%	1.70%	1.57%	1.07%
Non-performing loans to total loans receivable (9)	4.01%	1.89%	2.05%	1.98%	1.49%
Allowance for credit losses to total loans receivable	1.03%	0.94%	0.87%	0.97%	1.06%
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

$ in thousands	2025	2024	2023	2022	2021
Average Stockholders' Equity
Average Stockholders' Equity	$38,073	$42,293	$48,984	$54,858	$47,306
Average AOCI	(12,438)	(13,410)	(11,467)	(1,940)	57
Average Stockholders' Equity, excluding AOCI	$50,511	$55,703	$60,451	$56,798	$47,249

Return on Average Stockholders' Equity	(36.10)%	(7.04)%	(8.98)%	(1.54)%	(8.24)%
Return on Average Stockholders' Equity, excluding AOCI	(27.21)%	(5.34)%	(7.28)%	(1.49)%	(8.25)%

Average Stockholders' Equity to Average Assets	5.12%	5.74%	6.93%	7.77%	7.09%
Average Stockholders' Equity, excluding AOCI, to Average Assets	6.79%	7.55%	8.55%	8.05%	7.08%

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

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Inflationary pressure has decreased, but rates remain high. The target interest rate range had been held steady at its highest point between 5.25% to 5.5% since July 2023, until the Federal Reserve lowered rates by 50 basis points in September 2024, decreasing the target range to 4.75% to 5% and began easing monetary policy for the first time in four years. The Federal Reserve approved two additional cuts in November and December, lowering the overnight borrowing rate to a range between 4.25% to 4.5%, but has left interest rates unchanged since the January 2025 meeting. A high interest rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio. There have been no significant changes to the inputs and assumptions during the twelve months ended March 31, 2025.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of March 31, 2025 were as follows:

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

•Multifamily - Carver Federal originates and purchases recourse and non-recourse multifamily loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20x (with personal guarantees), and that the maximum loan-to-value ("LTV") at origination not exceed 75% based on the appraised value of the mortgaged property. Multifamily property lending entails additional risks compared to one-to-four family lending. These loans are dependent on the successful operation of such buildings and can be significantly impacted by economic conditions, industry concentration, valuation of the underlying properties, lease terms, occupancy/vacancy rates, and changes in market demand for multifamily units. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the owner/guarantor, the marketability of the property and the Bank's lending experience with the owner/guarantor.

•Commercial Real Estate ("CRE") - CRE lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. The Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the owner/guarantor, the marketability of the property and the Bank's lending experience with the owner/guarantor. The maximum LTV ratio on CRE loans at origination is generally 75% based on the latest appraised fair market value of the mortgaged property and the Bank generally requires a debt service coverage ratio at origination of at least 1.20x (with guarantor recourse). The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution's interest rate sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific period of time and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Generally, during a period of falling interest rates, a negative gap could result in an increase in net interest income, while a positive gap could adversely affect net interest income.  Conversely, during a period of rising interest rates a negative gap could adversely affect net interest income, while a positive gap could result in an increase in net interest income.  As illustrated below, the Company had a negative one-year gap equal to 19.2% of total rate sensitive assets at March 31, 2025.  As a result, the Company's net interest income may be negatively affected by rising interest rates and may be positively affected by falling interest rates. While the Company, as a liability-sensitive institution, may benefit from a falling interest rate environment, the continued high interest rate environment may indicate another period in which compressed margins may negatively impact net interest income.

The following table sets forth information regarding the projected maturities, prepayments and repricing of the major rate-sensitive asset and liability categories of the Company as of March 31, 2025.  Maturity repricing dates have been projected by applying estimated prepayment rates based on the current rate environment.  The repricing and other assumptions are not necessarily representative of the Company's actual results.  Classifications of items in the table below are different from those presented in other tables and the financial statements and accompanying notes included herein and do not reflect non-performing loans:

$ in thousands	<3 Mos.	3-12 Mos.	1-3 Yrs.	3-5 Yrs.	5-10 Yrs.	10+ Yrs.	Non-Interest Bearing	Total
Rate Sensitive Assets:
Loans	$42,752	$83,533	$145,279	$106,610	$197,578	$34,426	$—	$610,178
Short-term investments	48,503	—	—	—	—	—	—	48,503
Long-term investments	705	2,305	6,539	4,402	20,317	17,640	—	51,908
Other assets	—	—	—	—	—	—	19,402	19,402
Total assets	$91,960	$85,838	$151,818	$111,012	$217,895	$52,066	$19,402	$729,991

Rate Sensitive Liabilities:
Non-maturity deposits	$38,518	$40,180	$26,640	$21,629	$40,996	$242,216	$—	$410,179
Term deposits	137,285	96,599	15,744	2,563	2	—	—	252,193
Borrowings	1,814	—	2,500	2,500	—	—	—	6,814
Other liabilities	—	—	—	—	—	—	31,227	31,227
Equity	—	—	—	—	—	—	29,578	29,578
Total liabilities and equity	$177,617	$136,779	$44,884	$26,692	$40,998	$242,216	$60,805	$729,991

Interest sensitivity gap	$(85,657)	$(50,941)	$106,934	$84,320	$176,897	$(190,150)	$(41,403)	$—

Cumulative interest sensitivity gap	$(85,657)	$(136,598)	$(29,664)	$54,656	$231,553	$41,403	$—	$—

Ratio of cumulative gap to total rate sensitive assets	(12.05)%	(19.22)%	(4.17)%	7.69%	32.59%	5.83%	—	—

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

Economic Value of Equity (“EVE”) Analysis.  As part of its efforts to maximize net interest income while managing risks associated with changing interest rates, management also uses the EVE methodology.  EVE is the present value of expected net cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing financial derivatives and off-balance sheet contracts. At March 31, 2025, the Company did not report any holdings in financial derivative contracts.

Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in EVE that would hypothetically occur if interest rates rapidly rise or fall along the yield curve.  Projected values of EVE at both higher and lower interest rate risk scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

Presented below, as of March 31, 2025, is an analysis of the Company's interest rate risk as measured by changes in EVE for instantaneous parallel shifts of +400/-400 basis points change in market interest rates.  Such limits have been established with consideration of the impact of various rate changes and the Company's current capital position.

$ in thousands	Economic Value of Equity
Change in Rate	$ Amount	$ Change	% Change
+400 bps	89,040	17,050	23.7%
+300 bps	87,740	15,750	21.9%
+200 bps	84,900	12,910	17.9%
+100 bps	79,910	7,920	11.0%
0 bps	71,990
-100 bps	60,810	(11,180)	(15.5)%
-200 bps	44,840	(27,150)	(37.7)%
-300 bps	22,550	(49,440)	(68.7)%
-400 bps	(760)	(72,750)	(101.06)%

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to Carver Federal's average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the years ended March 31, 2025 and 2024.  The table also presents information for the fiscal years indicated with respect to the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, or “interest rate spread,” which savings institutions have traditionally used as an indicator of profitability.  Another indicator of an institution's profitability is its “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.  Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income:

	2025			2024
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans (1)	$617,870	$30,025	4.86%	$609,129	$29,651	4.87%
Mortgage-backed securities	25,758	536	2.08%	27,695	583	2.11%
Investment securities (2)	31,249	1,067	3.41%	33,093	1,131	3.42%
Restricted cash deposit	77	—	—%	—	—	—%
Money market investments	52,446	2,654	5.06%	49,032	2,654	5.41%
Total interest-earning assets	727,400	34,282	4.71%	718,949	34,019	4.73%
Non-interest-earning assets	16,232			18,468
Total assets	$743,632			$737,417

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$44,417	$54	0.12%	$49,582	$289	0.58%
Savings and clubs	110,437	677	0.61%	111,053	310	0.28%
Money market	154,884	3,109	2.01%	156,794	2,102	1.34%
Certificates of deposit	230,541	9,175	3.98%	197,830	6,370	3.22%
Mortgagors deposits	2,187	23	1.05%	2,783	8	0.29%
Total deposits	542,466	13,038	2.40%	518,042	9,079	1.75%
Borrowed money	42,551	2,093	4.92%	45,380	2,379	5.24%
Total interest-bearing liabilities	585,017	15,131	2.59%	563,422	11,458	2.03%
Non-interest-bearing liabilities:
Demand deposits	100,871			107,184
Other liabilities	19,671			24,518
Total liabilities	705,559			695,124
Stockholders' equity	38,073			42,293
Total liabilities & equity	$743,632			$737,417
Net interest income		$19,151			$22,561

Average interest rate spread			2.12%			2.70%

Net interest margin			2.63%			3.14%

Ratio of average interest-earning assets to interest-bearing liabilities			124.34%			127.60%

(1) Includes nonaccrual loans.
(2) Includes FHLB-NY stock.

Rate/Volume Analysis

The following table sets forth information regarding the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Company's interest income and expense during the fiscal years ended March 31, 2025, 2024, and 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided for changes attributable to: (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (change in rate multiplied by old volume).  Changes in rate/volume variance are allocated proportionately between changes in rate and changes in volume.

	2025 vs. 2024 Increase (Decrease) due to			2024 vs. 2023 Increase (Decrease) due to
$ in thousands	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Loans	$425	$(51)	$374	$1,431	$3,147	$4,578
Mortgage-backed securities	(41)	(6)	(47)	(92)	56	(36)
Investment securities	(63)	(1)	(64)	(62)	264	202
Money market investments	184	(184)	—	225	1,350	1,575
Total interest-earning assets	505	(242)	263	1,502	4,817	6,319

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	(30)	(205)	(235)	(6)	240	234
Savings and clubs	(2)	369	367	(1)	145	144
Money market	(25)	1,032	1,007	(268)	642	374
Certificates of deposit	1,053	1,752	2,805	705	3,909	4,614
Mortgagors deposits	(1)	16	15	—	5	5
Total deposits	995	2,964	3,959	430	4,941	5,371
Borrowed money	(148)	(138)	(286)	755	421	1,176
Total interest-bearing liabilities	847	2,826	3,673	1,185	5,362	6,547

Net change in net interest income	$(342)	$(3,068)	$(3,410)	$317	$(545)	$(228)

Comparison of Financial Condition at March 31, 2025 and 2024

Assets

At March 31, 2025, total assets were $730.0 million, reflecting a decrease of $26.8 million, or 3.5%, from total assets of $756.8 million at March 31, 2024. The decrease was primarily attributable to decreases of $8.7 million in cash and cash equivalents, and $3.7 million and $9.7 million in the Bank's net investment and loan portfolios, respectively.

Total cash and cash equivalents decreased $8.7 million, or 14.7%, from $59.0 million at March 31, 2024 to $50.3 million at March 31, 2025. The decrease in cash was primarily due to a $26.3 million decrease in advances from the FHLB-NY and other borrowed money, partially offset by a $14.8 million increase in total deposits.

    Total investment securities decreased $3.7 million, or 7.4%, to $46.3 million at March 31, 2025, compared to $50.0 million at March 31, 2024 due to scheduled principal payments received of approximately $4.3 million, partially offset by a $0.7 million decrease in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans decreased $9.2 million, or 1.5%, to $613.7 million at March 31, 2025, compared to $622.9 million at March 31, 2024. The decrease was primarily due to attrition and payoffs of $63.3 million, partially offset by new loan originations of $39.1 million and loan pool purchases of $15.4 million. The level of payoffs and paydowns can be attributed to commercial real estate activity, as some borrowers capitalized on increased property values by selling collateral assets to payoff loans.

Liabilities and Equity

Liabilities

    Total liabilities decreased $14.1 million, or 2.0%, to $700.4 million at March 31, 2025, compared to $714.5 million at March 31, 2024, due to a decrease of $26.3 million in advances from the FHLB-NY and other borrowed money, partially offset by a $14.8 million increase in total deposits.

    Deposits increased $14.8 million, or 2.3%, to $661.8 million at March 31, 2025, compared to $647.0 million at March 31, 2024. The increase was primarily related to increases in money market and certificate of deposit accounts, as customers migrated to higher yielding accounts in these market-rate products for which the rates increased over the current fiscal year period. Non-interest bearing deposits decreased $12.5 million, or 12.3%, during fiscal year 2025, primarily due to one customer relationship who transferred $10.0 million from a non-interest bearing checking to a money market account. As of March 31,

2025 and 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $69.4 million and $91.0 million, respectively. These uninsured balances disclosed do not consider that FDIC insurance can be further extended by claimant within certain law firm deposit accounts. In addition, as of March 31, 2025, the aggregate amount of all our uninsured certificates of deposit was $19.2 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. See Note 8 to Consolidated Financial Statements for additional information on our deposits.

    Advances from the FHLB-NY and other borrowed money decreased $26.3 million, or 56.6%, to $20.2 million at March 31, 2025, compared to $46.5 million at March 31, 2024. During the first quarter of the current fiscal year, the Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. In addition, the Bank repaid $28.0 million outstanding advances from the FHLB-NY during fiscal year 2025. At March 31, 2025, the Bank had a $1.8 million outstanding advance from the FHLB-NY.

Equity

Total equity decreased $12.7 million, or 30.0%, to $29.6 million at March 31, 2025, compared to $42.3 million at March 31, 2024. The decrease was primarily due to a net loss of $13.7 million, partially offset by a decrease of $0.7 million in unrealized losses on securities available-for-sale and a $0.2 million increase in capital as a result of the issuance of common shares in a private placement during the third quarter of fiscal year 2025.

Comparison of Operating Results for the Years Ended March 31, 2025 and 2024

Net Loss

    The Company reported a net loss of $13.7 million for fiscal year 2025, compared to a net loss of $3.0 million for the prior year period. The change in our results was primarily driven by increases in interest expense, non-interest expense and provision for credit losses and a decrease in non-interest income, partially offset by an increase in interest income compared to the prior fiscal year.

Net Interest Income

    Net interest income decreased $3.4 million, or 15.0%, to $19.2 million for fiscal year 2025, compared to $22.6 million for the prior year period. The decrease was attributable to a $3.6 million increase in interest expense, partially offset by a $0.3 million increase in interest income for the period.

    Interest income increased $0.3 million, or 0.9%, to $34.3 million, compared to $34.0 million for the prior year period. Interest income on loans increased $0.3 million, or 1.0%, primarily due to an $8.7 million, or 1.4%, increase in average loan balances. Interest income on mortgage-backed and investment securities were lower primarily due to decreases of $1.9 million, or 7.0%, and $3.8 million, 11.4%, respectively, in the average balances compared to the prior fiscal year. Interest income on money market investments remained flat at $2.7 million, despite a $3.4 million increase in the average balance of the Bank's interest-bearing account at the Federal Reserve Bank due to a decrease of 35 basis points in the average rates.

    Interest expense increased $3.6 million to $15.1 million, compared to $11.5 million for the prior year period. The higher interest rate environment is reflected in the average cost of interest-bearing deposits for the current period. Interest expense on deposits increased $3.9 million, primarily due to increases in the average balances of $32.7 million and average rates of 76 basis points, of higher-cost certificate of deposits. The average rates paid on savings and money market accounts also increased for the twelve months ended March 31, 2025, compared to the prior fiscal year, as the Bank offered promotional rates during the current period in an attempt to attract and retain deposits.

Provision for Credit Losses

    The Bank recorded a $1.2 million provision for credit loss for fiscal year 2025, compared to an $83 thousand provision for credit loss for the prior year period. For the year ended March 31, 2025, net charge-offs of $725 thousand were recognized, compared to net charge-offs of $109 thousand in the prior year period. Total charge-offs of $870 thousand were recognized for fiscal year 2025, compared to total charge-offs of $170 thousand for the prior fiscal year. At March 31, 2025, nonaccrual loans totaled $24.6 million, or 3.4% of total assets, compared to $11.8 million, or 1.6% of total assets at March 31, 2024. The ACL was $6.3 million at March 31, 2025, which represents a ratio of the ACL to nonaccrual loans of 25.8%, compared to 49.9% at March 31, 2024. The ratio of th

e ACL to total loans receivable, excluding PPP loans, was 1.03% at March 31, 2025, compared to 0.94% at March 31, 2024.

Non-interest Income

    Non-interest income for the twelve months ended March 31, 2025 decreased $3.6 million, or 53.7%, to $3.1 million compared to $6.7 million in the prior year period. The previous period included grant income of $2.4 million recognized from the Bank's award through the CDFI Fund's Equitable Recovery Program and $0.5 million associated with a discontinued loan program, that had been transferred to the Bank through an acquired institution. In addition, the Bank recognized a $0.2 million loss on the sale of a loan during the current fiscal year.

Non-interest Expense

    Non-interest expense for the twelve months ended March 31, 2025 increased $2.6 million, or 8.1%, to $34.8 million compared to $32.2 million for the prior year period. Employee compensation and net occupancy costs related to building expenses increased compared to the prior year period. Net equipment expense was higher due to upgraded cybersecurity systems and increases in hardware/software maintenance contracts. Other non-interest expense was higher due to increases in security services at the branches and legal costs associated with an activist shareholder.

Income Taxes

    The Company did not have any federal, state and local income tax expense as of March 31, 2025 and 2024. State and local capital tax expenses of $164 thousand and $162 thousand for fiscal years 2025 and 2024, respectively, were included in other non-interest expense on the statements of operations.

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

Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York ("FHLB-NY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings decreased $26.3 million during fiscal year 2025 as the Bank repaid $28.0 million outstanding advances from the FHLB-NY during fiscal year 2025. The Bank secured a $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program during the first quarter, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. At March 31, 2025, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $30.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral. At March 31, 2025, the Bank had a $1.8 million outstanding advances from the FHLB-NY. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in long-term subordinated debt securities and $5.0 million in low interest loans outstanding as of March 31, 2025.

During the first quarter of the current fiscal year, the Company entered into an agreement with a third party, under which the third party provided the Company with a $25.0 million revolving unsecured long-term, below-market-rate loan to support the Bank in financing initiatives that reduce greenhouse gas emissions and promote energy efficiency in building projects, fleet upgrades to electric vehicles, and electric vehicle charging station infrastructure. The loan facility will also support the working capital and asset-specific financing needs of Minority and Women-owned Business Enterprises working on green energy projects, weatherization, electrification and green technology. As of March 31, 2025, the Company had not drawn on the facility.

The Bank's most liquid assets are cash and short-term investments. The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period.  At March 31, 2025 and 2024, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $50.3 million and $59.0 million, respectively.

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

The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During fiscal year 2025, total cash and cash equivalents decreased $8.7 million to $50.3 million reflecting cash used in operating activities of $12.6 million and cash used in financing activities of $11.2 million, partially offset by cash provided by investing activities of $15.1 million. Net cash used in financing activities of $11.2 million resulted from the repayment of $28.0 million outstanding advances from the FHLB-NY during fiscal year 2025. This was partially offset by a $14.8 million increase in net deposits and a $1.8 million 12-month advance secured through the second round of the FHLB-NY 0% Development Advance (ZDA) Program during the first quarter. Net cash provided by investing activities of $15.1 million was attributable to investment paydowns and loan repayments and payoffs, net of purchases and originations.

Potential Mortgage Representation and Warranty Liabilities

During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the FNMA. The loans were sold to FNMA with the standard representations and warranties for loans sold to the GSEs.  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. At March 31, 2025 the Bank continues to service 71 loans with a principal balance of $10.6 million for FNMA that had been sold with standard representations and warranties.

Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The reserves totaled $80 thousand as of March 31, 2025. The table below summarizes changes in our representation and warranty reserves in fiscal 2025:

$ in thousands	March 31, 2025
Representation and warranty repurchase reserve, as of March 31, 2024 (1)	$86
Net adjustment to reserve for repurchase losses (2)	(6)
Representation and warranty repurchase reserve, as of March 31, 2025 (1)	$80
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

Off-Balance Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy.  These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements.  Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. The Bank also has contractual obligations related to operating leases.  At March 31, 2025, the Bank had $4.4 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. See Note 15 of Notes to Consolidated Financial Statements for the Bank's outstanding lending commitments at March 31, 2025.

The Bank has contractual obligations at March 31, 2025 as follows:

$ in thousands	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposit	$253,119	$232,841	$16,739	$3,536	$3
Debt obligations:
FHLB advances	1,822	1,822	—	—	—
Other borrowings	5,033	—	2,529	2,504	—
Guaranteed preferred beneficial interest in junior subordinated debentures	13,446	—	—	—	13,446
Total debt obligations	20,301	1,822	2,529	2,504	13,446
Operating lease obligations:
Lease obligations for rental properties	9,427	2,893	4,994	1,460	80
Total contractual obligations	$282,847	$237,556	$24,262	$7,500	$13,529

Variable Interest Entities ("VIEs")

The Company's subsidiary, Carver Statutory Trust I, is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. Carver Statutory Trust I was formed in 2003 for the purpose of issuing $13.0 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of Carver Statutory Trust I), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of Carver Statutory Trust I under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At March 31, 2025, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

Regulatory Capital Position

The Bank must satisfy minimum capital standards established by the OCC.  For a description of the OCC capital regulation, see “Item 1-Regulation and Supervision-Federal Banking Regulation-Capital Requirements.” Regardless of Basel III's minimum requirements, Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC on June 29, 2016, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. The IMCR remains in effect.

 At March 31, 2025, the Bank's capital level exceeded the regulatory requirements to be considered "well capitalized" but did not meet its IMCR requirements. The Tier 1 leverage ratio was 8.70%, below the 9% IMCR requirement, and the total risk-based capital ratio was 11.56%, below the 12% IMCR requirement. The Bank is working on taking appropriate actions with the goal of achieving the IMCR targets. For additional information regarding Carver Federal's Regulatory Capital and Ratios, refer to Note 12 of Notes to Consolidated Financial Statements, “Stockholders' Equity.”

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
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Carver Bancorp, Inc. (the “Company”) as of March 31, 2025, and 2024, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Note 4 to the Company’s consolidated financial statements, the Company reported an allowance for credit losses (“ACL”) of $6.3 million as of March 31, 2025. As described in Note 2 to the Company’s consolidated financial statements, the ACL is a valuation account that consists of quantitative and qualitative components. The Company considers historical loss experience, forecasted business conditions, as well as reasonable and supportable forecasts and reversion to the historical loss amounts to develop the quantitative component. The quantitative component is then adjusted for qualitative risk factors.

Management makes significant judgments and assumptions regarding the economic condition factor used in the qualitative component of the ACL. We identified the economic condition factor used by management to determine the ACL as a critical audit matter. The inherent uncertainty in determining the economic condition factor requires management to make significant judgements and assumptions with respect to the underlying economic data. Auditing such judgments and assumptions required a high degree of auditor judgment and an increased auditor effort.

The primary procedures we performed to address this critical audit matter included:

•Testing the accuracy of the economic data used by management in determining the economic condition factor by agreeing it back to third-party source data.

•Assessing the reasonableness of management’s judgments in determining the economic condition factor based on economic data used by management by evaluating other independently obtained economic data.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2016.
New York, NY
June 24, 2025

CARVER BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

$ in thousands except per share data	March 31, 2025	March 31, 2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$49,810	$58,522
Money market investments	505	503
Total cash and cash equivalents	50,315	59,025
Investment securities:
Available-for-sale, at fair value (amortized cost of $56,475 and $60,735, respectively)	44,522	48,030
Held-to-maturity, at amortized cost (fair value of $1,698 and $1,905, respectively)	1,750	2,008
Total investment securities	46,272	50,038
Loans receivable:
Real estate mortgage loans	423,023	437,577
Commercial business loans	164,964	169,602
Consumer loans	25,697	15,699
Loans, net of deferred fees and costs	613,684	622,878
Allowance for credit losses	(6,337)	(5,871)
Total loans receivable, net	607,347	617,007
Premises and equipment, net	2,010	2,567
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	853	2,004
Accrued interest receivable	2,980	3,662
Right-of-use assets	8,247	9,844
Other assets	11,967	12,649
Total assets	$729,991	$756,796

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$89,538	$102,013
Interest-bearing deposits
Interest-bearing checking	44,453	46,358
Savings	111,365	113,187
Money market	161,592	159,105
Certificates of deposit	252,129	223,719
Escrow	2,760	2,617
Total interest-bearing deposits	572,299	544,986
Total deposits	661,837	646,999
Advances from the FHLB-NY and other borrowed money	20,243	46,536
Operating lease liability	8,869	10,616
Other liabilities	9,464	10,336
Total liabilities	700,413	714,487
Commitments and contingencies (Note 15)	—	—

EQUITY
Preferred stock (par value $0.01 per share: 9,557 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,557	9,557
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value $0.01 per share: 10,000,000 shares authorized; 7,787,367 and 7,644,675 issued; 5,283,564 and 5,140,872 shares outstanding, respectively)	78	77
Additional paid-in capital	87,920	87,660
Accumulated deficit	(65,293)	(51,549)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(11,953)	(12,705)
Total equity	29,578	42,309
Total liabilities and equity	$729,991	$756,796
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands except per share data	2025	2024
Interest income:
Loans	$30,025	$29,651
Mortgage-backed securities	536	583
Investment securities	1,067	1,131
Money market investments	2,654	2,654
Total interest income	34,282	34,019

Interest expense:
Deposits	13,038	9,079
Advances and other borrowed money	2,093	2,379
Total interest expense	15,131	11,458

Net interest income	19,151	22,561
Provision for credit losses	1,191	83
Net interest income after provision for credit losses	17,960	22,478

Non-interest income:
Depository fees and charges	2,383	2,208
Loan fees and service charges	238	493
(Loss) gain on sale of loans, net	(191)	30
Grant income	80	3,050
Other	576	942
Total non-interest income	3,086	6,723

Non-interest expense:
Employee compensation and benefits	14,825	13,548
Net occupancy expense	5,007	4,545
Equipment, net	2,414	2,047
Data processing	3,037	2,972
Consulting fees	596	481
Federal deposit insurance premiums	701	596
Other	8,210	7,989
Total non-interest expense	34,790	32,178

Loss before income tax expense	(13,744)	(2,977)
Income tax expense	—	—
Net loss	$(13,744)	$(2,977)

Loss per common share:
Basic	$(2.65)	$(0.61)
Diluted	$(2.65)	$(0.61)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended March 31,
$ in thousands	2025	2024
Net loss	$(13,744)	$(2,977)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	752	(490)
Total other comprehensive income (loss), net of tax	752	(490)
Total comprehensive loss, net of tax	$(12,992)	$(3,467)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance—March 31, 2023	25,378	68	82,805	(47,904)	(2,908)	(12,215)	45,224
Cumulative effect adjustment for adoption of ASC 326	—	—	—	(668)	—	—	(668)
Net loss	—	—	—	(2,977)	—	—	(2,977)
Other comprehensive loss, net of tax	—	—	—	—	—	(490)	(490)
Conversion of Series D preferred stock to common stock	(3,644)	5	3,639	—	—	—	—
Issuance of common stock	—	4	996	—	—	—	1,000
Stock based compensation expense		—	220		—		220
Balance—March 31, 2024	21,734	77	87,660	(51,549)	(2,908)	(12,705)	42,309
Net loss	—	—	—	(13,744)	—	—	(13,744)
Other comprehensive income, net of tax	—	—	—	—	—	752	752
Issuance of common stock	—	1	194	—	—	—	195
Stock based compensation expense	—	—	66	—	—	—	66
Balance—March 31, 2025	$21,734	$78	$87,920	$(65,293)	$(2,908)	$(11,953)	$29,578

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
$ in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,744)	$(2,977)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	1,191	83
Stock based compensation expense	66	220
Depreciation and amortization expense	813	965
Loss (gain) on sale of loans, net	191	(30)
Income from bank owned life insurance	(179)	(459)
Amortization and accretion of loan premiums and discounts and deferred charges	214	216
Amortization and accretion of premiums and discounts - securities	203	298
Decrease (increase) in accrued interest receivable	682	(1,751)
(Increase) decrease in other assets	(1,094)	(82)
Decrease in other liabilities	(952)	(3,054)
Net cash used in operating activities	(12,609)	(6,571)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	4,060	5,032
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	253	304
Proceeds from bank-owned life insurance	753	—
Loans held-for-investment, net of repayments/payoffs and maturities	24,227	6,275
Purchase of equity investment	—	(603)
Loans purchased from third parties	(15,369)	(31,526)
Proceeds from sale of loans	335	563
Redemption of FHLB-NY stock	1,151	262
Purchase of premises and equipment	(331)	(360)
Net cash provided by (used in) investing activities	15,079	(20,053)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,838	46,570
Repayment of short-term borrowings	—	(10,000)
Proceeds from long-term borrowings	1,814	5,527
Repayment of long-term borrowings	(28,027)	—
Issuance of common stock	195	1,000
Net cash (used in) provided by financing activities	(11,180)	43,097
Net (decrease) increase in cash and cash equivalents	(8,710)	16,473
Cash and cash equivalents at beginning of period	59,025	42,552
Cash and cash equivalents at end of period	$50,315	$59,025

Supplemental cash flow information:
Noncash financing and investing activities
Conversion of preferred stock to common stock	—	3,644

Cash paid for:
Interest	$15,210	$10,711
Income taxes	222	232

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC.

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

Regulation

On May 14, 2025, the Bank entered into the Formal Agreement with the OCC. As a result of the Formal Agreement, the Bank is required to obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers, paying dividends and entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. In addition, Carver was previously issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio.

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

Investment Securities

When purchased, debt securities are designated as either investment securities held-to-maturity, available-for-sale or trading.  Securities are classified as held-to-maturity and carried at amortized cost only if the Bank has a positive intent and ability to hold such securities to maturity.  Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. The Bank's held-to-maturity portfolio consists of mortgage-backed securities that are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses was recorded on securities held-to-maturity as of March 31, 2025 and 2024.

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

The Bank conducts periodic reviews to identify and evaluate each investment that has an unrealized holding loss. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings and reported net of deferred income taxes in accumulated other comprehensive loss, a component of Stockholders' Equity. For available-for-sale securities in an unrealized loss position, management determines whether the Company has the intent to sell the security, or will more likely than not be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, any previously recognized allowance for credit loss ("ACL") is written off and the amortized cost is adjusted to fair value. If any incremental credit loss occurs, the amortized cost is adjusted further by the credit loss and recorded in earnings. For AFS securities that do not meet the above criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management may consider various factors including downgrades in the rating of the security by rating agencies, failure of the issuer to make scheduled interest or principal payments or adverse conditions specifically related to the security. If the decline in fair value is due to credit loss, the loss is recorded through ACL, limited by the amount that the fair value is less than the amortized cost basis. Non-credit losses are recorded in other comprehensive income. Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an available-for-sale security is confirmed, or when either of the criteria regarding intent or requirement to sell is met. Gains or losses on sales of securities of all classifications are recognized based on the specific identification method.

Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.

Loans Held-for-Sale

    Loans are only transferred to held-for-sale classification upon the determination by Carver to sell a loan. Held-for-sale loans are carried at the lower of cost or fair value.  If a loan is transferred to held-for sale, any previously recorded allowance for credit loss is reversed into earnings and a valuation allowance would be recognized. Subsequent changes in fair value are included in Non-Interest Income in the consolidated statements of operations. The valuation methodology for loans held-for-sale varies based upon the circumstances.  Held-for-sale values may be based upon accepted offer amounts, appraised value of underlying mortgaged premises, prior loan loss experience of Carver in connection with recent loan sales for the loan type in question, and/or other acceptable valuation methods.

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

Allowance for Credit Losses ("ACL")

The ACL is a valuation account that is deducted from the loan portfolio's amortized cost basis to present the net amount expected to be collected on the loans. Additions to the allowance are recognized through the provision for credit losses. Loan losses are charged off against the allowance when management believes a loan balance is deemed as uncollectible. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the ACL. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and a reversion to historical loss amounts after the reasonable and supportable period. Expected credit losses were estimated using a regression model based on historical data from the Company and peer institutions. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors. The discounted cash flow ("DCF") methodology is used for substantially all pools, applied with a 4-quarter reasonable and supportable forecast period and the loss rate reverts back to the long-term historical loss average with a 12-quarter straight-line reversion period where the ACL reflects the difference between the amortized cost and the present value of the expected cash flows (including prepayments and defaults). The expected cash flows are discounted at the effective interest rate and the entire change in present value is reported as a provision for credit loss (or reversal of credit loss). On a quarterly basis, management considers probability of default utilizing economic forecasts including civilian unemployment rates and CPI index, and loss given default assumptions using Frye-Jacobs estimations.

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

•Multifamily - Carver Federal originates and purchases recourse and non-recourse multifamily loans. The Bank generally requires a debt service coverage ratio at origination of at least 1.20x (with personal guarantees), and that the maximum loan-to-value ("LTV") at origination not exceed 75% based on the appraised value of the mortgaged property. Multifamily property lending entails additional risks compared to one-to-four family lending. These loans are dependent on the successful operation of such buildings and can be significantly impacted by economic conditions, industry concentration, valuation of the underlying properties, lease terms, occupancy/vacancy rates, and changes in market demand for multifamily units. The Bank primarily considers the property's ability to generate net operating income sufficient to support the debt service, the financial resources, income level and managerial expertise of the owner/guarantor, the marketability of the property and the Bank's lending experience with the owner/guarantor.

•Commercial Real Estate ("CRE") - CRE lending consists predominantly of originating loans for the purpose of purchasing or refinancing office, mixed-use properties, retail and church buildings in the Bank's market area.  Mixed-use loans are secured by properties that are intended for both commercial and residential use, but predominantly commercial, and are classified as CRE. The Bank primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the owner/guarantor, the marketability of the property and the Bank's lending experience with the owner/guarantor. The maximum LTV ratio on CRE loans at origination is generally 75% based on the latest appraised fair market value of the mortgaged property and the Bank generally requires a debt service coverage ratio at origination of at least 1.20x (with guarantor recourse). The Bank also requires the assignment of rents of all tenants' leases in the mortgaged property and personal guarantees may be obtained for additional security from these borrowers. CRE loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the complexities involved in valuing the underlying collateral.

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

Segment Reporting

The Company has determined that all of its activities constitute one reportable operating segment, with operations primarily focused on community banking. The Company's chief operating decision maker ("CODM") is the senior executive committee that includes the chief executive officer, chief financial officer, and chief administrative officer. The primary measure of segment performance is consolidated net income (loss). The CODM reviews the Company's financial information presented on a consolidated basis for purposes of making operating decisions and allocating resources, and evaluates financial performance by monitoring the revenue streams of its products and services, significant expenses, and budget to actual results. The Company's segment assets are total assets as presented in the consolidated statements of financial condition and the measure of segment performance and significant segment expenses are presented in the consolidated statements of operations.

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

Federal Home Loan Bank Stock

The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on the Bank's asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels. FHLB stock does not have a readily determinable fair value and we do not consider these shares to be impaired at March 31, 2025 and 2024. The Bank carries this investment at historical cost.

Mortgage Servicing Rights

All separately recognized servicing assets totaled $130 thousand and $140 thousand, respectively, at March 31, 2025 and 2024, and are included in Other Assets in the consolidated statements of financial condition and measured at fair value. Changes in fair value are included in Non-Interest Income in the consolidated statements of operations. Servicing fee income of $25 thousand and $32 thousand, respectively, was recognized during the years ended March 31, 2025 and 2024, and is included in Non-Interest Income in the consolidated statements of operations.

Other Real Estate Owned

Real estate acquired by foreclosure or deed-in-lieu of foreclosure is recorded at fair value, less estimated selling costs, at the date of acquisition, and is included in Other Assets in the consolidated statements of financial condition. Any subsequent adjustments will be to the lower of cost or fair value and included in Non-Interest Expense in the consolidated statements of operations. The fair value of such assets is determined based primarily upon independent appraisals and other relevant factors. The amounts ultimately recoverable from real estate owned could differ from the net carrying value of these properties because of economic conditions. Costs incurred to improve properties or prepare them for sale are capitalized. Revenues and expenses related to the holding and operating of properties are recognized in operations as earned or incurred. Gains or losses on sale of properties are recognized as incurred and are included in Non-Interest Expense in the consolidated statements of operations. As of March 31, 2025, the Bank held $52 thousand in a foreclosed residential real estate property as a result of obtaining physical possession. In addition, as of March 31, 2025 and 2024, we had residential loans with a carrying value of $1.3 million and $2.7 million, respectively, collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

Preferred and Common Dividends

While Carver has suspended its regular quarterly cash dividend on its common stock, in the future, the Company may rely on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts, which may include cash from government grants or below market-rate loans. Under the Formal Agreement, the OCC will monitor all capital distributions, including dividend payments, by Carver Federal to the Company. The FRB regulates dividends paid by the Company. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the OCC (and an application with the FRB) prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend that, among other reasons, would result in Carver Federal’s failure to meet the OCC minimum capital requirements.

Treasury Stock

Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity.

Stock Compensation Plans

The Company currently has multiple stock plans in place for employees and directors of the Company. The compensation cost related to share-based payment transactions is included in Employee Compensation and Benefits in the consolidated statements of operations. Compensation cost for all stock awards is calculated on the date of grant and recognized over a defined vesting period. Forfeitures are accounted for as they occur. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite vesting period for the entire award. The Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Reserve for Off-Balance Sheet Credit Exposure

    In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company estimates a reserve for expected credit losses on loan commitments over the contractual period in which it is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Bank does not record any reserve for unconditionally cancellable unfunded lending commitment since the exposure may be canceled to prevent future credit loss. Reserves for unfunded lending commitments that are not unconditionally cancellable are included in Other Liabilities in the consolidated statements of financial condition and Provision for Credit Loss in the consolidated statements of operations. Management will consider the likelihood that funding will occur and use the discount rate based on the associated pooled loan analysis loss rate to calculate the estimated expected credit losses. The Company recorded a provision for credit loss for off-balance sheet credit exposures of $2 thousand and $1 thousand for the fiscal years ended March 31, 2025 and 2024, respectively. The ACL on off-balance sheet credit exposures was $11 thousand and $9 thousand as of March 31, 2025 and 2024, respectively.

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

Recent Accounting Standards

Accounting Standards Recently Adopted

On March 31, 2025, the Company adopted ASU No. 2023-07 "Segment Report (Topic 280): Improvements to Reportable Segment Disclosures," which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Company has determined that all of its activities constitute one reportable operating segment and there was no material impact on the consolidated financial statements upon adoption.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about a public business entity's expenses and address investor requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026 (for the Company, the fiscal year ending March 31, 2028), and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is not expected to have a material impact on the Company's financial statements. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. The amendment requires all public business entities to adopt the guidance in annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.

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

NOTE 3.INVESTMENT SECURITIES

At March 31, 2025, securities with fair value of $44.5 million, or 96.2%, of the Bank’s total securities were classified as available-for-sale, and the remaining securities with amortized cost of $1.8 million, or 3.8%, were classified as held-to-maturity, compared to

$48.0 million and $2.0 million at March 31, 2024, respectively. The Bank had no securities classified as trading at March 31, 2025 and March 31, 2024.

Other investments as of March 31, 2025 primarily consisted of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.0 million bank-owned life insurance policy ("BOLI") that was purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investments and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.4 million at March 31, 2025 and are included in Other Assets on the Statements of Financial Condition.

The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2025 and March 31, 2024:

	At March 31, 2025
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$204	$5	$—	$209
Federal Home Loan Mortgage Corporation	18,779	—	(4,017)	14,762
Federal National Mortgage Association	10,231	—	(2,130)	8,101
Total mortgage-backed securities	29,214	5	(6,147)	23,072
U.S. Government Agency Securities	4,326	—	(16)	4,310
Corporate Bonds	5,262	—	(2,442)	2,820
Muni Securities	17,673	—	(3,353)	14,320
Total available-for-sale	$56,475	$5	$(11,958)	$44,522

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$249	$—	$(9)	$240
Federal National Mortgage Association	1,501	—	(43)	1,458
Total held-to-maturity	$1,750	$—	$(52)	$1,698

	At March 31, 2024
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities:
Government National Mortgage Association	$280	$4	$(1)	$283
Federal Home Loan Mortgage Corporation	20,299	—	(4,501)	15,798
Federal National Mortgage Association	10,975	—	(2,339)	8,636
Total mortgage-backed securities	31,554	4	(6,841)	24,717
U.S. Government Agency Securities	6,219	—	(25)	6,194
Corporate Bonds	5,266	—	(2,203)	3,063
Muni Securities	17,696	—	(3,640)	14,056
Total available-for-sale	$60,735	$4	$(12,709)	$48,030

Held-to-Maturity:
Mortgage-backed securities:
Government National Mortgage Association	$292	$—	$(9)	$283
Federal National Mortgage Association	1,716	—	(94)	1,622
Total held-to-maturity	$2,008	$—	$(103)	$1,905

There were no sales of available-for-sale securities and held-to-maturity securities for the years ended March 31, 2025 and March 31, 2024.

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

At March 31, 2025, the Bank pledged mortgage-backed securities of $0.3 million and $1.9 million as collateral for public funds deposits and advances from the FHLB-NY, respectively.

The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at March 31, 2025 and March 31, 2024 for less than 12 months and 12 months or longer:

	At March 31, 2025
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,147)	$22,863	$(6,147)	$22,863
U.S. Government Agency Securities	(11)	3,467	(5)	843	(16)	4,310
Corporate bonds	—	—	(2,442)	2,820	(2,442)	2,820
Muni securities	—	—	(3,353)	14,320	(3,353)	14,320
Total available-for-sale securities	$(11)	$3,467	$(11,947)	$40,846	$(11,958)	$44,313
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(52)	$1,670	$(52)	$1,670
Total held-to-maturity securities	$—	$—	$(52)	$1,670	$(52)	$1,670

	At March 31, 2024
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,841)	$24,468	$(6,841)	$24,468
U.S. Government Agency Securities	(2)	1,273	(23)	4,921	(25)	6,194
Corporate bonds	—	—	(2,203)	3,063	(2,203)	3,063
Muni securities	—	—	(3,640)	14,056	(3,640)	14,056
Total available-for-sale securities	$(2)	$1,273	$(12,707)	$46,508	$(12,709)	$47,781
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(103)	$1,872	$(103)	$1,872
Total held-to-maturity securities	$—	$—	$(103)	$1,872	$(103)	$1,872

Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 22 available-for-sale and held-to-maturity securities had an unrealized loss at March 31, 2025, compared to 24 at March 31, 2024. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 51.6%, 9.7%, 32.3% and 6.4%, respectively, of total available-for-sale securities in an unrealized loss position at March 31, 2025. There were seven mortgage-backed securities, three U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at March 31, 2025. Management has evaluated available-for-sale securities that are in an unrealized loss position and determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by explicit U.S. government guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. government agency and the results of the individual analyses performed for and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of five mortgage-backed securities that were in an unrealized loss position for more than 12 months at March 31, 2025. These securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of March 31, 2025.

The following is a summary of the amortized cost and fair value of debt securities at March 31, 2025, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	847	843	5.62%
Five through ten years	9,677	8,061	2.32%
After ten years	16,737	12,546	3.30%
Mortgage-backed securities	29,214	23,072	1.63%
	$56,475	$44,522	2.30%
Held-to-maturity:
Mortgage-backed securities	$1,750	$1,698	2.86%

NOTE 4.LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of loans receivable, net of allowance for credit losses at March 31:

	March 31, 2025		March 31, 2024
$ in thousands	Amount	%	Amount	%
One-to-four family	$74,387	12.1%	$82,787	13.3%
Multifamily	165,812	27.0%	177,203	28.4%
Commercial real estate	178,257	29.1%	175,384	28.2%
Construction	4,567	0.7%	2,203	0.4%
Business (1)	164,964	26.9%	169,602	27.2%
Consumer (2)	25,697	4.2%	15,699	2.5%
Total loans receivable	613,684	100.0%	622,878	100.0%

Allowance for credit losses	(6,337)		(5,871)
Total loans receivable, net	$607,347		$617,007
(1) Includes business overdrafts of $50 thousand and $73 thousand as of March 31, 2025 and 2024, respectively
(2) Includes consumer overdrafts of $18 thousand and $15 thousand as of March 31, 2025 and 2024, respectively

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $2.6 million and $2.9 million at March 31, 2025 and 2024, respectively. During fiscal year 2025, the Bank purchased $15.4 million consumer loans at par. The Bank purchased $31.5 million loans at par during fiscal year 2024, comprised of $20.0 million one-to-four family, $0.2 million business and $11.3 million consumer loans.

Substantially all of the Bank's real estate loans receivable are principally secured by properties located in New York City. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area.

Real estate mortgage loan portfolios (one-to-four family) serviced for Federal National Mortgage Association (“FNMA”) and other third parties are not included in the accompanying consolidated financial statements.  The unpaid principal balances of these loans aggregated $10.7 million and $11.6 million at March 31, 2025 and 2024, respectively.

At March 31, 2025 the Bank pledged $50.4 million in total real estate mortgage loans as collateral for advances from the FHLB-NY.

The allowance for credit losses totaled $6.3 million and $5.9 million as of March 31, 2025 and 2024, respectively. The increase was primarily attributed to a series of qualitative factor adjustments and an increase in individually analyzed loan reserv es during fiscal year 2025. The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves under the expected loss methodology for the fiscal years ended March 31, 2025 and 2024:

At March 31, 2025
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Other	Total
Allowance for credit losses:
Beginning Balance	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Charge-offs	—	—	—	—	(289)	(581)	—	(870)
Recoveries	—	—	—	—	10	135	—	145
Provision for (Recovery of) Credit Losses	(206)	100	243	2	510	589	(47)	1,191
Ending Balance	$1,799	$820	$1,465	$3	$1,646	$593	$11	$6,337

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$1,799	$820	$1,404	$3	$1,547	$560	$11	$6,144
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	61	—	99	33	—	193

Loan Receivables Ending Balance	$74,387	$165,812	$178,257	$4,567	$164,964	$25,697	$—	$613,684
Ending Balance: collectively evaluated for impairment	72,888	161,879	169,935	4,567	151,885	25,664	—	586,818
Ending Balance: individually evaluated for impairment	1,499	3,933	8,322	—	13,079	33	—	26,866

At March 31, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business		Consumer	Other	Total
Allowance for loan losses:
Beginning Balance	$716	$1,109	$1,814	$—	$1,139		$449	$2	$5,229
Impact of CECL adoption	1,220	(392)	(497)		505		(166)	(2)	668
Charge-offs	—	—	—	—	(10)		(160)	—	(170)
Recoveries	—	—	—	—	55		6	—	61
Provision for (Recovery of) Loan Losses	69	3	(95)	1	(274)	g	321	58	83
Ending Balance	$2,005	$720	$1,222	$1	$1,415		$450	$58	$5,871

Allowance for Loan Losses Ending Balance: collectively evaluated for impairment	$2,005	$720	$1,222	$1	$1,408		$449	$58	$5,863
Allowance for Loan Losses Ending Balance: individually evaluated for impairment	—	—	—	—	7		1	—	8

Loan Receivables Ending Balance	$82,787	$177,203	$175,384	$2,203	$169,602		$15,699	$—	$622,878
Ending Balance: collectively evaluated for impairment	78,636	174,718	170,862	2,203	156,340		15,654	—	598,413
Ending Balance: individually evaluated for impairment	4,151	2,485	4,522	—	13,262		45	—	24,465

The following is a summary of nonaccrual loans, at amortized cost, at March 31, 2025 and 2024.

	March 31, 2025
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$1,519	$—	$1,519
Multifamily	3,937	—	3,937
Commercial real estate	4,545	2,202	6,747
Business	12,255	104	12,359
Consumer	—	33	33
Total nonaccrual loans	$22,256	$2,339	$24,595

	March 31, 2024
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$3,554	$—	$3,554
Multifamily	2,238	—	2,238
Commercial real estate	4,522	—	4,522
Business	1,317	100	1,417
Consumer	—	44	44
Total nonaccrual loans	$11,631	$144	$11,775

There was no interest income recognized on nonaccrual loans during the twelve months ended March 31, 2025.

At March 31, 2025 and March 31, 2024, other non-performing assets totaled $52 thousand, respectively, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at March 31, 2025 and March 31, 2024.

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
The following tables present the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of March 31, 2025 and 2024:

At March 31, 2025
$ in thousands	2025		2024		2023		2022	2021	2020 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$—		$1,719		$6,501		$50,072	$37,122	$57,167	—	$152,581
Special Mention	—		—		—		—	10,004	—	—	10,004
Substandard	—		—		—		1,093	1,380	754	—	3,227
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		1,719		6,501		51,165	48,506	57,921	—	165,812

Commercial Real Estate
Pass	$1,750		$12,913		$28,834		$30,728	$20,250	$71,793	—	$166,268
Special Mention	—		—		—		—	3,023	$644	—	3,667
Substandard	—		—		—		—	3,800	$4,522	—	8,322
Doubtful	—		—		—		—	—	$—	$—	—
Loss	—		—		—		—	—	$—	$—	—
Total	1,750		12,913		28,834		30,728	27,073	76,959	—	178,257

Construction
Pass	$—		$—		$4,567		$—	$—	$—	$—	$4,567
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		—	—	—	—	—
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		—		4,567		—	—	—	—	4,567

Business
Pass	$2,807		$24,325		$18,978		$25,906	$39,992	$38,115	—	$150,123
Special Mention	—		—		—		1,803	438	—	—	2,241
Substandard	—		—		—		7,950	4,307	343	—	12,600
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	2,807		24,325		18,978		35,659	44,737	38,458	—	164,964
Gross charge-offs	—		—		—		160	—	129	—	289

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—		$—		$20,793		$3,764	$12,411	$35,920	$—	$72,888
Non-Performing	—		—		—		—	—	1,499	—	1,499
Total	—		—		20,793		3,764	12,411	37,419	—	74,387

Consumer
Performing	$11,206	$—	$4,556	$—	$8,384	$—	$304	$—	$1,193	$—	$25,643
Non-Performing	—		22		17		15	—	—	—	54
Total	11,206		4,578		8,401		319	—	1,193	—	25,697
Gross charge-offs	—		52		303		14	—	212	—	581

Total Loans (excluding gross charge-offs)	$15,763		$43,535		$88,074		$121,635	$132,727	$211,950	$—	$613,684

At March 31, 2024
$ in thousands	2024		2023		2022		2021	2020	2019 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$980		$6,587		$53,516		$50,778	$28,483	$34,374	$—	$174,718
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		1,451	754	280	—	2,485
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	980		6,587		53,516		52,229	29,237	34,654	—	177,203

Commercial Real Estate
Pass	$2,450		$29,064		$31,313		$27,635	$16,951	$62,775	$—	$170,188
Special Mention	—		—		—		—	—	674	—	674
Substandard	—		—		—		—	—	4,522	—	4,522
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	2,450		29,064		31,313		27,635	16,951	67,971	—	175,384

Construction
Pass	$—		$2,203		$—		$—	$—	$—	$—	$2,203
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		—	—	—	—	—
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		2,203		—		—	—	—	—	2,203

Business
Pass	$7,050		$21,315		$32,675		$52,839	$10,845	$32,587	$—	157,311
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		7,939		3,987	—	365	—	12,291
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	7,050		21,315		40,614		56,826	10,845	32,952	—	169,602
Gross charge-offs	—		—		—		—	—	10	—	10

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—		$22,247		$3,830		$13,422	$1,424	$39,002	$—	$79,925
Non-Performing	—		—		—		—	—	2,862	—	2,862
Total	—		22,247		3,830		13,422	1,424	41,864	—	82,787

Consumer
Performing	$2,003	$—	$11,891	$—	$570	$—	$4	$16	$1,172	$—	$15,656
Non-Performing	—		42		1		—	—	—	—	43
Total	2,003		11,933		571		4	16	1,172	—	15,699
Gross charge-offs	—		18		1		—	—	141	—	160

Total Loans (excluding gross charge-offs)	$12,483		$93,349		$129,844		$150,116	$58,473	$178,613	$—	$622,878

Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following tables present an aging analysis of the amortized cost of past due loans receivable at March 31, 2025 and 2024.

March 31, 2025
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$804	$—	$1,499	$2,303	$72,084	$74,387
Multifamily	7,521	1,093	2,840	11,454	154,358	165,812
Commercial real estate	1,314	—	6,722	8,036	170,221	178,257
Construction	—	—	—	—	4,567	4,567
Business	9,265	956	12,156	22,377	142,587	164,964
Consumer	108	85	33	226	25,471	25,697
Total	$19,012	$2,134	$23,250	$44,396	$569,288	$613,684

March 31, 2024
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family	$164	$—	$2,859	$3,023	$79,764	$82,787
Multifamily	—	—	2,205	2,205	174,998	177,203
Commercial real estate	—	—	4,660	4,660	170,724	175,384
Construction	—	—	—	—	2,203	2,203
Business	1,959	214	12,071	14,244	155,358	169,602
Consumer	151	54	—	205	15,494	15,699
Total	$2,274	$268	$21,795	$24,337	$598,541	$622,878

    At March 31, 2025, there were no loans 90 or more days past due and accruing interest.

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of March 31, 2025 and 2024:

	At March 31, 2025			At March 31, 2024
	Collateral Type			Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated	Real Estate	Other	Allowance Allocated
One-to-four family	$1,012	$487	$—	$4,151	$—	$—
Multifamily	3,933	—	—	2,485	—	—
Commercial real estate	8,322	—	61	4,522	—	—
Business	13,018	62	99	12,196	1,066	7
Consumer	4	28	33	—	45	1
	$26,289	$577	$193	$23,354	$1,111	$8

Real estate collateral includes one-to-four family, multifamily and commercial properties. Collateral types securing business loans include accounts receivable. There have been no significant changes to the types of collateral securing the Bank's collateral dependent loans.

    In certain circumstances, the Bank will modify the terms of a loan, including extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the twelve months ended March 31, 2025 and 2024. At March 31, 2025, loans modified to borrowers experiencing financial difficulty totaled $6.0 million, $389 thousand of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were three modified loans totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is re asonably assured. These have generally performed according to the restructured terms for a period of at least six months. For the fiscal years ended March 31, 2025 and 2024, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at March 31, 2025.

NOTE 5.PREMISES AND EQUIPMENT, NET

The details of premises and equipment as of March 31 are as follows:

$ in thousands	2025	2024
Leasehold improvements	$7,311	$7,175
Furniture, equipment, and other	15,142	15,022
	22,453	22,197
Less accumulated depreciation and amortization	(20,443)	(19,630)
Premises and equipment, net	$2,010	$2,567

Depreciation and amortization charged to operations was $813 thousand and $965 thousand for fiscal years 2025 and 2024, respectively.

NOTE 6.LEASES

As of March 31, 2025, operating right-of-use ("ROU") lease assets and related lease liabilities totaled $8.2 million and $8.9 million, respectively. As of March 31, 2024, operating ROU lease assets and related lease liabilities totaled $9.8 million and $10.6 million, respectively.

    As of March 31, 2025, the Company had $24 thousand and $26 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

    The following tables present information about the Company's leases and the related lease costs as of and for the year ended March 31, 2025:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term
Operating leases	3.5 years	4.3 years
Finance lease	1.3 years	2.6 years

Weighted-average discount rate
Operating leases	3.34%	3.05%
Finance lease	5.00%	4.32%

$ in thousands	March 31, 2025	March 31, 2024
Operating lease expense	$2,797	$2,774

Finance lease cost
Amortization of right-of use asset	47	94
Interest on lease liability	3	6

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	2,947	2,833
Finance lease	55	95

Maturities of lease liabilities at March 31, 2025 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2026	$2,893	$26
2027	2,583	—
2028	2,411	—
2029	1,326	—
2030	134	—
Thereafter	80	—
Total lease payments	9,427	26
Interest	(558)	—
Lease liability	$8,869	$26

NOTE 7.ACCRUED INTEREST RECEIVABLE

The details of accrued interest receivable as of March 31 are as follows:

$ in thousands	2025	2024
Loans receivable	$2,765	$3,410
Mortgage-backed securities	52	56
Investments and other interest-bearing assets	163	196
Total accrued interest receivable	$2,980	$3,662

NOTE 8.DEPOSITS

Deposit balances and weighted average interest rates as of March 31 are as follows:

	2025			2024
$ in thousands	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
Non-interest-bearing demand	$89,538	13.53%	—%	$102,013	15.77%	—%
Interest-bearing checking	44,453	6.72	0.12	46,358	7.17	0.58
Savings	111,365	16.83	0.62	113,187	17.49	0.28
Money market savings account	161,592	24.41	2.01	159,105	24.59	1.34
Certificates of deposit	252,129	38.10	3.98	223,719	34.58	3.22
Loan escrow deposits	2,760	0.41	1.03	2,617	0.40	0.30
Total	$661,837	100.00%	2.12%	$646,999	100.00%	1.54%

Scheduled maturities of certificates of deposit for the year ended March 31, 2025 are as follows:

$ in thousands	Amount
Maturing years ending March 31:
2026	$231,873
2027	14,088
2028	2,631
2029	1,723
2030	1,812
2031 and beyond	2
Total	$252,129

The following table represents the amount of certificates of deposit of $250,000 or more at March 31, 2025 maturing during the periods indicated:

$ in thousands
Maturing:
April 1, 2025 to June 30, 2025	$60,824
July 1, 2025 to September 30, 2025	6,339
October 1, 2025 to March 31, 2026	4,688
April 1, 2026 and beyond	2,330
Total	$74,181

Interest expense on deposits is as follows for the years ended March 31:

$ in thousands	2025	2024
Interest-bearing checking	$54	$289
Savings and clubs	677	310
Money market savings	3,109	2,102
Certificates of deposit	9,175	6,370
Loan escrow deposits	23	8
Total interest expense	$13,038	$9,079

    The following table presents additional information about our year-end deposits:

$ in thousands	2025	2024
Deposits from the Certificate of Deposit Account Registry Service (CDARS)	$89,994	$76,650
Deposits from brokers	55,042	60,041
Certificates of deposit individually greater than $250,000	19,180	19,458
Deposits from certain directors, executive officers and their affiliates	3,219	1,033

NOTE 9.ADVANCES FROM THE FHLB-NY AND OTHER BORROWED MONEY

Federal Home Loan Bank Advances. At March 31, 2025, the Bank had a $1.8 million outstanding advance from the FHLB-NY. During fiscal year 2025, the Bank secured the $1.8 million 12-month fixed-rate advance through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria.

As a member of the FHLB-NY, the Bank may have outstanding FHLB-NY borrowings in a combination of term advances and overnight funds of up to 30% of its total assets, or approximately $219.0 million at March 31, 2025. Borrowings are secured by the Bank's investment in FHLB-NY stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally mortgage loans and securities) not otherwise pledged. At March 31, 2025, advances were all fixed-rate and secured by pledges of the Bank's investment in FHLB-NY capital stock totaling $0.9 million, and a blanket assignment of pledged qualifying mortgage loans of $50.4 million and mortgage-backed and investment securities with a market value of $1.9 million. The

Bank has sufficient collateral at the FHLB-NY to be able to borrow $30.4 million from the FHLB-NY at March 31, 2025. The accrued interest payable on FHLB-NY advances was $8 thousand and interest expense was $892 thousand for the year ended March 31, 2025. The accrued interest payable on FHLB-NY advances was $109 thousand and the interest expense was $1.1 million for the year ended March 31, 2024. FHLB-NY advances weighted average interest rates by remaining period to maturity are as follows:

	2025		2024
$ in thousands	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Maturing Year Ending March 31,
2025	—	—%	28,027	4.61%
2026	1,814	5.45%	—	—%
	$1,814		$28,027

Subordinated Debt Securities. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month SOFR. Debenture interest payments are subject to prior approval from the Federal Reserve Bank. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments, although there is no assurance that the Federal Reserve Bank will continue to approve such quarterly payments. All quarterly interest payments up to and including the March 2025 payment were made. The Company deferred the interest payment due June 17, 2025 in order to manage liquidity. Debenture interest payments may be deferred for up to twenty consecutive quarters under the terms of the Indenture. The accrued interest payable on subordinated debt securities was $43 thousand and the interest expense was $1.1 million for the year ended March 31, 2025. The accrued interest payable on subordinated debt securities was $45 thousand and the interest expense was $1.2 million for the year ended March 31, 2024.

Other Borrowings. During fiscal year 2024, the Company entered into a 5-year unsecured long-term, below-market-rate loan in the amount of $2.5 million provided by a third party. At March 31, 2025, the Company had $5.0 million in these fixed rate, low interest loans outstanding. Based on the covenants of these notes, the proceeds will be used to finance eligible loans offered through the Bank's community investment initiatives and loan programs. The accrued interest payable and interest expense on these notes was $7 thousand and $76 thousand, respectively, for the year ended March 31, 2025. The accrued interest payable and interest expense was $7 thousand and $74 thousand, respectively, for the year ended March 31, 2024.

The following table presents expected maturities of the Company's long-term borrowings at March 31, 2025:

$ in thousands
Year ending March 31,
2026	$1,814
2027	2,500
2028	—
2029	2,500
2030	—
Thereafter	13,403
Total	$20,217

The following table sets forth certain information regarding Carver Federal's borrowings as of and for the years ended March 31:

$ in thousands	2025	2024
Amounts outstanding at the end of year:
FHLB advances	$1,814	$28,027
Subordinated debt securities	13,403	13,403
Other	5,000	5,000

Rate paid at year end:
FHLB advances	5.45%	4.61%
Subordinated debt securities	7.61%	8.64%
Other	1.50%	1.50%

Maximum amount of borrowing outstanding at any month end:
FHLB advances	$25,000	$25,000
Subordinated debt securities	13,403	13,403
Other	2,500	2,500

Approximate average amounts outstanding for year:
FHLB advances	$24,089	$27,020
Subordinated debt securities	13,403	13,403
Other	5,000	4,813

Approximate weighted average rate paid during year:
FHLB advances	3.7%	4.22%
Subordinated debt securities	8.38%	8.65%
Other	1.51%	1.54%

NOTE 10.INCOME TAXES

The following is a reconciliation of the expected Federal income tax rate to the consolidated effective tax rate for the years ended March 31:

	2025		2024
$ in thousands	Amount	Percent	Amount	Percent
Statutory Federal income tax expense (benefit)	$(2,886)	21.0%	$(625)	21.0%
Federal deferred tax adjustments	—	—	4	(0.2)
Change in valuation allowance	2,919	(21.2)	713	(23.9)
Bank owned life insurance	(37)	0.3	(96)	3.2
Other	4	(0.1)	4	(0.1)
Total income tax expense (benefit)	$—	—%	$—	—%

Tax effects of existing temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are included in other assets at March 31 as follows:

$ in thousands	2025	2024
Deferred Tax Assets:
Allowance for credit losses	$2,145	$1,987
Compensation and benefits	39	39
Nonaccrual loan interest	425	188
Net operating loss carryforward	24,352	20,168
New markets tax credit	3,434	3,434
Unrealized loss on available-for-sale securities	2,510	2,668
Lease liability	3,011	3,629
Other	93	58
Total Deferred Tax Assets	36,009	32,171
Deferred Tax Liabilities:
Depreciation	355	501
ROU asset	2,799	3,366
Other	2	—
Total Deferred Tax Liabilities	3,156	3,867
Deferred Tax Assets, net	32,853	28,304
Valuation Allowance	(32,853)	(28,304)
Deferred Tax Assets, net of valuation allowance	$—	$—

At March 31, 2025, the Company had net operating loss carryforwards for federal purposes of approximately $64.1 million, for state purposes of approximately $90.9 million and for city purposes of approximately $78.4 million which are available to offset future federal, state and city income and which expire over varying periods from March 2030 through March 2040. Federal net operating loss carryforwards of $16.4 million do not expire, as such losses were incurred after the enactment of the Tax Cuts and Jobs Act, which provides for an unlimited loss carryforward period.

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

NOTE 11.LOSS PER COMMON SHARE

The following table reconciles the loss attributable to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the years ended March 31:

$ in thousands except per share data	2025	2024
Net loss attributable to Carver Bancorp, Inc.	$(13,744)	$(2,977)

Weighted average common shares outstanding – basic	5,183,492	4,845,975
Weighted average common shares outstanding – diluted	5,183,492	4,845,975

Basic loss per common share	$(2.65)	$(0.61)
Diluted loss per common share	$(2.65)	$(0.61)

    For the years ended March 31, 2025 and March 31, 2024, all restricted shares and outstanding stock options were anti-dilutive. For details of restricted shares and stock options, please refer to Note 14. "Employee Benefit and Stock Compensation Plans."

NOTE 12.STOCKHOLDERS' EQUITY

    Conversion and Stock Offering. On October 24, 1994, the Bank issued in an initial public offering 2,314,375 shares of common stock, par value $0.01 (the “Common Stock”), at a price of $10 per share resulting in net proceeds of $21.5 million.  As part of the initial public offering, the Bank established a liquidation account at the time of conversion, in an amount equal to the surplus and reserves of the Bank at September 30, 1994.  In the unlikely event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account may be decreased if the balances of eligible deposits decreased as measured on the annual determination dates.  The Bank is not permitted to pay dividends to the Company on its capital stock if the effect thereof would cause its net worth to be reduced below either: (i) the amount required for the liquidation account, or (ii) the amount required for the Bank to comply with applicable minimum regulatory capital requirements. In 2011 the stockholders approved a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s Common Stock would be converted into one share of Common Stock. The 1-for-15 reverse stock split was effective as of October 27, 2011, resulting in a reduction in the number of outstanding shares of the Company’s Common Stock from 2,492,415 to 166,161, an increase of the conversion price of the Series C Preferred Stock and the Series D Preferred Stock and the exchange ratio of the Series B Preferred Stock from $0.5451 to $8.1765, and a corresponding decrease in the number of shares of Common Stock issued to the Investors and Treasury. During the year ended March 31, 2012, all outstanding shares of Series B Preferred Stock were converted to Common Stock and all outstanding shares of Series C preferred Stock were converted to Series D Preferred Stock. As of March 31, 2025, there were 5,283,564 shares of Company common stock outstanding.

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

    The conversion price of the Series D Preferred Stock is $8.1765, and is subject to adjustment in the event of stock splits, subdivisions or combinations, dividends and distributions, issuance of certain rights, spin-offs, self-tenders and exchange offers as set forth under the agreement. The Series D Preferred Stock is not convertible at the option of the holders. As of March 31, 2025, there were 9,557 shares of Series D Preferred Stock outstanding.

During fiscal year 2023, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. During the twelve months ended March 31, 2024, Prudential donated a total of 3,644 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 445,661 shares of Common Stock. The conversions had no impact on the Company's total capital. There were no conversions during the twelve months ended March 31, 2025.

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock.  As of March 31, 2025, 11,744 shares of its common stock have been repurchased in open market transactions. As a result of the Company's participation in the TARP CDCI, the United States Department of the Tre

asury's (the "U.S. Treasury") prior approval was required to make further repurchases. On August 6, 2020, the Company entered into a Securities Purchase Agreement (the "Agreement") with the U.S. Treasury to repurchase 2,321,286 shares of the common stock of the Company, par value $0.01 per share, owned by the U.S. Treasury for an aggregate purchase price of $2.5 million. The stock repurchase provided for in the Agreement was completed on August 6, 2020. Upon completion of the repurchase pursuant to the Agreement, the U.S. Treasury was no longer a stockholder in the Company. In connection with the repurchase, Morgan Stanley provided a grant of $2.5 million that was considered contributed capital to the Company to fund the repurchase transaction.

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

On November 25, 2024, the Company entered into investment purchase agreements with certain Company directors under which it issued and sold 116,766 shares of its common stock, par value $0..01, at a price of $1.67 per share. The shares were issued on November 25, 2024, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The offering resulted in gross proceeds of $0.2 million. There were no underwriting discounts or commissions.

Regulatory Capital. The operations and profitability of the Bank are significantly affected by legislation and the policies of the various regulatory agencies. Effective January 1, 2020, the federal banking agencies adopted a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a "community bank leverage ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements. A "qualifying community bank" with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” For the current period, the Bank has elected to continue to utilize the generally applicable leverage and risk-based requirements and not apply the community bank leverage ratio.

Carver Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Carver Federal's risk profile.  In assessing an institution's capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.  Carver was issued an Individual Minimum Capital Ratio ("IMCR") letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At March 31, 2025, the Bank's capital level exceeded the regulatory requirements to be considered "well capitalized" but did not meet its IMCR requirements. The Tier 1 leverage ratio was 8.70%, below the 9% IMCR requirement, and the total risk-based capital ratio was 11.56%, below the 12% IMCR requirement. The Bank is working on taking appropriate actions with the goal of achieving the IMCR targets.

The table below presents the Bank's regulatory capital ratios at March 31, 2025 and 2024.

	March 31, 2025		March 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$64,252	8.70%	$73,140	9.56%
Individual minimum capital requirement	66,486	9.00%	68,888	9.00%
Minimum capital requirement	29,549	4.00%	30,617	4.00%
Excess	34,703	4.70%	42,523	5.56%

Common equity Tier 1
Regulatory capital	$64,252	10.50%	$73,140	12.00%
Minimum capital requirement	42,815	7.00%	42,649	7.00%
Excess	21,437	3.50%	30,491	5.00%

Tier 1 risk-based capital
Regulatory capital	$64,252	10.50%	$73,140	12.00%
Minimum capital requirement	51,990	8.50%	51,789	8.50%
Excess	12,262	2.00%	21,351	3.50%

Total risk-based capital
Regulatory capital	$70,680	11.56%	$79,106	12.98%
Individual minimum capital requirement	73,397	12.00%	73,113	12.00%
Minimum capital requirement	64,223	10.50%	63,974	10.50%
Excess	6,457	1.06%	15,132	2.48%

NOTE 13.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the years ended March 31, 2025 and 2024:

$ in thousands	At March 31, 2024	Other Comprehensive Income, net of tax	At March 31, 2025
Net unrealized loss on securities available-for-sale	$(12,705)	$752	$(11,953)

$ in thousands	At March 31, 2023	Other Comprehensive Loss, net of tax	At March 31, 2024
Net unrealized loss on securities available-for-sale	$(12,215)	$(490)	$(12,705)

    There were no reclassifications out of accumulated other comprehensive income (loss) to the consolidated statement of operations for the twelve months ended March 31, 2025 and 2024.

NOTE 14.EMPLOYEE BENEFIT AND STOCK COMPENSATION PLANS

Savings Incentive Plan. Carver has a savings incentive plan, pursuant to Section 401(k) of the Code, for all eligible employees of the Bank. The Bank matches contributions to the 401(k) Plan equal to 100% of pre-tax contributions made by each employee up to a maximum of 4% of their pay, subject to IRS limitations. All such matching contributions are fully vested and non-forfeitable at all times regardless of the years of service with the Bank. Compensation expense recognized for the 401(k) matching contributions was $305 thousand and $330 thousand, respectively, for fiscal 2025 and 2024.

Stock Option Plans. In September 2014, Carver stockholders approved the Carver Bancorp, Inc. 2014 Equity Incentive Plan (the "2014 Incentive Plan") which provides for the grant of stock options, stock appreciation rights and restricted stock to executive officers and directors who are selected to receive awards by the Committee. The 2014 Incentive Plan authorizes Carver to grant awards with respect to 250,000 shares. All of the shares may be issued pursuant to stock options (all of which may be incentive stock options) or all of which may be issued pursuant to restricted stock awards or restricted stock units. Unless the Committee determines otherwise, the award agreements will specify that no award will vest more rapidly than 25% per year over a four-year period, with the first installment vesting one year after the date of grant, subject to acceleration upon the occurrence of specific events. There were 83,000 restricted stock awards issued in fiscal year 2024. At March 31, 2025, there were 6,267 options outstanding under the 2014 Incentive Plan and 6,267 were exercisable.  All options are exercisable i mmediately upon a participant's disability, death or change in control, as defined in the 2014 Incentive Plan, if the person is employed on that date. If the person is terminated (voluntary or involuntarily) from the Bank, all unvested shares are forfeited. Pursuant to the plan, the Bank recognized $26 thousand as expense for fiscal year 2025 and $68 thousand in fiscal year 2024.

In December 2024, Carver stockholders approved the Carver Bancorp, Inc. 2024 Equity Incentive Plan (the "2024 Incentive Plan") which provides for discretionary option grants, stock appreciation rights and restricted stock to executive officers, employees and directors who are selected to receive awards by the Committee. The 2024 Incentive Plan authorizes Carver to grant awards with respect to 350,000 shares. During fiscal year 2025, 58,139 restricted stock awards were issued and the Bank recognized $8 thousand as expense pursuant to the plan.

Information regarding nonvested shares of restricted stock awards outstanding for the years ended March 31 is as follows:

	2025		2024
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning of year	85,000	$3.06	57,833	$6.45
Granted	58,139	1.72	83,000	2.77
Vested	(37,500)	1.81	(34,333)	6.32
Forfeited	(500)	1.21	(21,500)	5.88
Outstanding, end of year	105,139	$1.60	85,000	$3.06

Unrecognized compensation expense on unvested restricted shares as of March 31, 2025 totaled $127 thousand. This amount will be recognized over the remaining vesting period of 0.98 years (weighted average). The vesting of the grants totaled $66 thousand and $220 thousand for fiscal years 2025 and 2024, respectively.

    Information regarding stock options as of and for the years ended March 31 is as follows:

	2025		2024
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,267	$5.27	6,267	$5.27
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	—	—
Outstanding, end of year	6,267	$5.27	6,267	$5.27
Exercisable, at year end	6,267		6,267

Information regarding stock options as of March 31, 2025 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	$5.00	1,000	2.70	$3.48	1,000	$3.48
5.00	$5.59	3,600	0.23	5.56	3,600	5.56
5.60	$5.99	1,667	5.33	5.70	1,667	5.70
Total		6,267			6,267

As of March 31, 2025, there was no unrecognized compensation expense on unvested stock options. There were no stock options awarded to employees or directors during the year ended March 31, 2025. At March 31, 2025, all outstanding options had no intrinsic value.

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

The following table reflects the Bank's outstanding commitments as of March 31:

$ in thousands	2025	2024
Lines of credit	$3,208	$4,268
Letters of credit	412	—
Commitment to fund private equity investment	763	650
	$4,383	$4,918

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense using CECL expected loss methodology. The allowance for credit losses on off-balance sheet credit exposures was $11 thousand and $9 thousand as of March 31, 2025 and 2024, respectively, and is included in Other Liabilities in the consolidated statements of financial condition.

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2024 (1)	$1,367
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	(17)
Open claims as of March 31, 2025 (1)	$1,350
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

    The table below summarizes changes in our representation and warranty reserves during fiscal 2025.

$ in thousands	March 31, 2025
Representation and warranty repurchase reserve, March 31, 2024 (1)	$86
Net adjustment to reserve for repurchase losses (2)	(6)
Representation and warranty repurchase reserve, March 31, 2025 (1)	$80
(1) Reported in consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

The Bank also has, in the normal course of business, commitments for services and supplies.

Legal Proceedings.  From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At March 31, 2025, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of March 31, 2025, we are not involved in any pending legal proceeding as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

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

The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of March 31, 2025 and 2024, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2025, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$130	$130
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	209	—	209
Federal Home Loan Mortgage Corporation	—	14,762	—	14,762
Federal National Mortgage Association	—	8,101	—	8,101
U.S. Government Agency securities	—	4,310	—	4,310
Corporate bonds	—	2,820	—	2,820
Muni securities	—	14,320	—	14,320
Total available-for-sale securities	—	44,522	—	44,522
Total assets	$—	$44,522	$130	$44,652

	Fair Value Measurements at March 31, 2024, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$140	$140
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	283	—	283
Federal Home Loan Mortgage Corporation	—	15,798	—	15,798
Federal National Mortgage Association	—	8,636	—	8,636
U.S. Government Agency securities	—	6,194	—	6,194
Corporate bonds	—	3,063	—	3,063
Muni securities	—	14,056	—	14,056
Total available-for-sale securities	—	48,030	—	48,030
Total assets	$—	$48,030	$140	$48,170

Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights ("MSR"). Level 3 assets accounted for 0.02% of the Company's total assets measured at fair value at March 31, 2025 and 2024.

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

During the fiscal year ended March 31, 2025, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the years ended March 31, 2025 and 2024:

$ in thousands	Beginning balance, April 1, 2024	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2025	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2025
Mortgage Servicing Rights	$140	$(10)	$—	$—	$130	$(9)

$ in thousands	Beginning balance, April 1, 2023	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, March 31, 2024	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2024
Mortgage Servicing Rights	$152	$(12)	$—	$—	$140	$(12)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of March 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Mortgage Servicing Rights	$130	Discounted Cash Flow	Constant Prepayment Rate (1)	3.0% to 9.8%	6.4%
			Option Adjusted Spread ("OAS")	N/A	1000 basis points

$ in thousands	Fair Value at March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Mortgage Servicing Rights	$140	Discounted Cash Flow	Constant Prepayment Rate (1)	3.0% to 7.1%	6.4%
			Option Adjusted Spread ("OAS")	N/A	1000 basis points
(1) Represents annualized loan repayment rate assumptions (ZMUPT model)

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2025 and 2024, and that are included in the Company's Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at March 31, 2025, Using
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

    For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value at March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value at March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of March 31, 2025 and 2024, the Company had loans with a carrying value of $16.1 million and $15.2 million, respectively, for which formal foreclosure proceedings were in process.

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

The carrying amounts and estimated fair values of the Bank's financial instruments and estimation methodologies at March 31 are as follows:

	March 31, 2025
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,315	$50,315	$50,315	$—	$—
Securities available-for-sale	44,522	44,522	—	44,522	—
Securities held-to-maturity	1,750	1,698	—	1,698	—
Loans receivable	607,347	593,030	—	—	593,030
Accrued interest receivable	2,980	2,980	—	2,980	—
Mortgage servicing rights	130	130	—	—	130
Financial Liabilities:
Deposits	$661,837	$658,537	$406,948	$251,589	$—
Advances from FHLB of New York	1,814	1,817	—	1,817	—
Other borrowed money	18,403	17,900	—	17,900	—
Accrued interest payable	1,049	1,049	—	1,049	—

	March 31, 2024
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$59,025	$59,025	$59,025	$—	$—
Securities available-for-sale	48,030	48,030	—	48,030	—
Securities held-to-maturity	2,008	1,905	—	1,905	—
Loans receivable	617,007	593,484	—	—	593,484
Accrued interest receivable	3,662	3,662	—	3,662	—
Mortgage servicing rights	140	140	—	—	140
Financial Liabilities:
Deposits	$646,999	$642,831	$420,663	$222,168	$—
Advances from FHLB of New York	28,027	27,920	—	27,920	—
Other borrowed money	18,403	17,623	—	17,623	—
Accrued interest payable	1,128	1,128	—	1,128	—

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

The Company's subsidiary, Carver Statutory Trust I (the "Trust"), is not consolidated with Carver Bancorp, Inc. for financial reporting purposes. The Trust was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of the Trust), which are 100% owned by Carver Bancorp, Inc., and using the proceeds to acquire Junior Subordinated Debentures issued by Carver Bancorp, Inc.  Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primar

y beneficiary of the entity. At March 31, 2025, the Company's maximum exposure to the Trust is $13.4 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

The Company had no consolidated VIEs at March 31, 2025.

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

Other non-interest income

Other non-interest income includes revenue from the Bank's participation in JPMorgan Chase's Empowering Change program, and income associated with an advertising services agreement covering marketing and use of the Bank's office space with a third party. The payments are typically received monthly and the revenue is recognized over the period the related service is provided and collected in accordance with the agreements.

Interchange income

The Company earns interchange fees from debit card holder transactions conducted through various payment networks. Interchange fees from cardholder transactions are recognized daily, concurrently with the transaction processing services provided by an outsource technology solution and are presented on a net basis.

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended March 31, 2025 and 2024:

	Years Ended March 31,
$ in thousands	2025	2024
Non-interest income
In-scope of Topic 606
Depository fees and charges	$2,383	$2,208
Loan fees and service charges	191	389
Other non-interest income	429	361
Non-interest income (in-scope of Topic 606)	3,003	2,958
Non-interest income (out-of-scope of Topic 606)	83	3,765
Total non-interest income	$3,086	$6,723

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the years presented:

	Years Ended March 31,
$ in thousands	2025	2024
Other non-interest income:
Empowering Change program fees	$394	$328
BOLI income	179	459
Other	3	155
Total non-interest income	$576	$942

Other non-interest expense:
Advertising	$499	$376
Legal expense	758	498
Insurance and surety	989	1,254
Audit expense	650	727
Data lines / internet	427	417
Security services	506	44
Retail expenses	999	1,151
Operating chargeoffs and other losses	46	497
Other	3,336	3,025
Total non-interest expense	$8,210	$7,989

NOTE 20.CARVER BANCORP, INC.  - PARENT COMPANY ONLY

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
$ in thousands	2025	2024
Assets
Cash on deposit with subsidiaries	$837	$2,487
Investment in subsidiaries	52,701	60,838
Other assets	556	840
Total assets	$54,094	$64,165

Liabilities and Stockholders' Equity
Borrowings	$18,403	$18,403
Accounts payable to subsidiaries	5,731	3,300
Other liabilities	382	153
Total liabilities	24,516	21,856

Stockholders’ equity	29,578	42,309
Total liabilities and stockholders’ equity	$54,094	$64,165

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
$ in thousands	2025	2024
Income
Equity in net loss from subsidiaries	$(9,888)	$(457)
Other income	91	135
Grant income	—	61
Total (loss) income	(9,797)	(261)
Expense
Interest expense on borrowings	1,199	1,233
Salaries and employee benefits	1,313	667
Shareholder expense	318	215
Other	1,117	601
Total expense	3,947	2,716
Net loss	$(13,744)	$(2,977)
Comprehensive loss	$(12,992)	$(3,467)

CONDENSED STATEMENTS OF CASH FLOW

	Years Ended March 31,
$ in thousands	2025	2024
Cash Flows From Operating Activities
Net loss	$(13,744)	$(2,977)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss from subsidiaries	9,888	457
Restricted stock vesting	66	219
Decrease (increase) in other assets	96	(59)
Increase in accounts payable to subsidiaries	2,431	1,825
Increase (decrease) in other liabilities	229	(488)
Net cash used in operating activities	(1,034)	(1,023)

Cash Flows From Investing Activities
Capital contribution	(1,000)	—
Decrease (increase) in equity investment	189	(658)
Net cash used in investing activities	(811)	(658)

Cash Flows From Financing Activities
Increase in borrowings	—	2,500
Issuance of common stock	195	1,000
Net cash provided by financing activities	195	3,500

Net (decrease) increase in cash	(1,650)	1,819
Cash and cash equivalents – beginning	2,487	668
Cash and cash equivalents – ending	$837	$2,487

NOTE 21.SUBSEQUENT EVENTS

On May 14, 2025, the Bank entered into the Formal Agreement between the Bank and the OCC. The Formal Agreement specifically provides that the Bank will take the following actions within the time frames specified:

•Establish a Compliance Committee of its Board of Directors to specifically monitor and oversee the Bank's compliance with the Formal Agreement. This Committee has already been established and is actively underway; .

•Prepare a three-year strategic plan for the OCC's review, with such strategic plan to establish objectives specifically focusing on the Bank's earnings performance that will include measures for growth, capital, liquidity and balance sheet mix; and

•Prepare an earnings program for the OCC's review designed to improve and sustain the earnings of the Bank.

The Formal Agreement specifically addresses the items referenced above through a new three-year strategic plan. The Bank's board of directors and management will address these provisions within the required time frames. Further, the Bank's board of directors and management are fully committed to, as expeditiously as possible, achieving sustainable earnings through a more robust and viable strategic plan, which are part of the Bank's new ongoing operations and actions under the leadership of its new Chief Executive Officer.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2025, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

    Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

    The management of Carver Bancorp, Inc., with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of March 31, 2025.

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

(c) Changes in Internal Control Over Financial Reporting

    There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

During the fourth quarter of fiscal year 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

I.    List of Documents Filed as Part of this Annual Report on Form 10-K

A.    The following consolidated financial statements are included in Item 8 of this Annual Report:

1.    Report of Independent Registered Public Accounting Firm

2.    Consolidated Statements of Financial Condition as of March 31, 2025 and 2024

3.    Consolidated Statements of Operations for the years ended March 31, 2025 and 2024

4.    Consolidated Statements of Comprehensive Loss for the years ended March 31, 2025 and 2024

5.    Consolidated Statements of Changes in Equity for the years ended March 31, 2025 and 2024

6.    Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024

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

3.4	Certificate of Amendment to the Certificate of Incorporation of Carver Bancorp, Inc. (4)
3.5	Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (5)
3.6	Certificate of Amendment of Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series E, par value $0.01 per share (6)
3.7	Amended and Restated Certificate of Designations of Non-Cumulative Non-Voting Participating Preferred Stock, Series F, par value $0.01 per share (7)
4.1	Stock Certificate of Carver Bancorp, Inc. (1)
4.2	Description of Carver Bancorp, Inc. Securities (8)
10.1	Carver Federal Savings Bank 401(k) Savings Plan in RSI Retirement Trust, as amended and restated effective as of January 1, 1997 and including provisions effective through January 1, 2002 (9)
10.2	First Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan (9)
10.3	Second Amendment to the Restatement of the Carver Federal Savings Bank 401(k) Savings Plan for EGTRRA (9)
10.4	Carver Bancorp, Inc. 2024 Equity Incentive Plan (10)
10.5	Formal Agreement by and between Carver Federal Savings Bank and the Office of the Comptroller of the Currency (11)
10.7	Investment Agreement, by and between Carver Bancorp, Inc. and National Community Investment Fund, dated July 19, 2023 (12)
10.8	Employment Agreement by and among Carver Bancorp, Inc., Carver Federal Savings Bank and Donald Felix, dated November 1, 2024 (13)
14	Code of Ethics (14)
19	Insider Trading Policy
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of Current Independent Registered Public Accounting Firm - BDO USA, P.C.
31.1	Certifications of Chief Executive Officer
31.2	Certifications of Chief Financial Officer
32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
97.1	Carver Bancorp, Inc. Clawback Policy
Exhibits 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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
(10)Incorporated herein by reference to the Exhibits to the Registrant's Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on October 31, 2024.
(11)Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2025.
(12)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2023.
(13)Incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2024.
(14)Incorporated herein by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(15)Incorporated herein by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.

June 24, 2025	By	/s/ Donald Felix
Donald Felix
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on June 24, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Donald Felix	Director, President and Chief Executive Officer
Donald Felix	(Principal Executive Officer)

/s/ Christina L. Maier	First Senior Vice President and Chief Financial Officer
Christina L. Maier	(Principal Accounting Officer and Principal Financial Officer)

/s/ Lewis P. Jones III	Chairman
Lewis P. Jones III

/s/ Colvin W. Grannum	Director
Colvin W. Grannum

/s/ Pazel G. Jackson, Jr.	Director
Pazel G. Jackson, Jr.

/s/ Jillian E. Joseph	Director
Jillian E. Joseph

/s/ Kenneth J. Knuckles	Director
Kenneth J. Knuckles

/s/ Craig C. Mackay	Director
Craig C. Mackay

/s/ Robin L. Nunn	Director
Robin L. Nunn