Form 10-K/A
period 2025-03-31
CARVER BANCORP INC
filed 2025-07-29
CIK 1016178

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

As of July 15, 2025 there were 5,074,283 shares of common stock of the Registrant outstanding.  The aggregate market value of the Registrant's common stock held by non-affiliates, as of September 30, 2024 (based on the closing sales price of $1.92 per share of the registrant's common stock on September 30, 2024) was approximately $9,810,678.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Carver Bancorp, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2025. The Company is filing this Amendment No. 1 to the Form 10-K, or “Form 10-K/A,” solely to revise Part III of the report to include the information previously omitted from the Form 10-K. This Amendment No. 1 to the report continues to speak as of the date of filing of the report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the report to reflect any events that occurred at a date subsequent to the filing of the report.

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

Carver's Board of Directors has the discretion to fix the number of directors by resolution and has so fixed this number at eight (8).

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

Name	Age	End of Term	Position Held with Carver and Carver Federal	Director Since
Pazel G. Jackson, Jr.	94	2025	Director	1997
Robin L. Nunn	47	2025	Director	2022
Craig C. MacKay	62	2026	Director	2017
Lewis P. Jones III	73	2026	Chairperson of the Board	2013
Colvin W. Grannum	72	2026	Director	2013
Kenneth J. Knuckles	78	2027	Director	2013
Jillian E. Joseph	46	2027	Director	2019

Directors’ Backgrounds

The principal occupation and business experience of each director is set forth below.

Jillian E. Joseph is a skilled transactional attorney with 20+ years in the complex real estate, finance, and asset management industry. In addition to her legal career, she has extensive leadership experience in strategic transitions, corporate strategy, and bank compliance.

Ms. Joseph serves as Managing Director and Associate General Counsel at Nuveen, the asset management arm of TIAA, one of the largest asset managers in the world. In this role, for the last nine years, Jillian supported Nuveen Real Estate Debt with approximately $10 Billion of loan originations each year in fixed rate mortgage financing, floating rate mezzanine lending, and structured debt offering. Ms. Joseph is also a market leader on managing debt portfolios through financial crises including extensive work on restructures, modifications, workouts and foreclosures. In addition to her extensive debt leadership, Ms. Joseph also supported the equity business with over $12 billion yearly in real estate equity transactions.

Most recently, Ms. Joseph transitioned to bring her extensive experience in affordable and workforce housing to support the $6.4+ Billion Nuveen Real Estate Impact Sector focusing on investment in early-stage projects to increase the supply of social and affordable housing, while also working on regeneration projects within healthcare, education and transportation services. Ms. Joseph advises the team on all areas of affordable housing and real estate including property acquisitions, dispositions, joint ventures, complex portfolio investments, development, construction, asset management, sales, regulatory matters, tax exemptions and their benefits, in addition to financing of such assets (FHA, LIHTC, Freddie Mac, and Fannie Mae).

In addition to her work at Nuveen, Ms. Joseph is the Vice Chairwoman of the Board of the Brooklyn Navy Yard, the nationally acclaimed mission-driven industrial park. Ms. Joseph has worked to make sure the 300-acre waterfront asset offers a critical pathway to the middle class for many New Yorkers, especially the communities surrounding the Yard ensuring that local, minority and women-owned businesses have access to a stable and predictable real estate environment and also provide access to the development and construction opportunities the Yard presents. She is also on the board of directors of a faith-based non-profit that constructs, owns and operates affordable housing for seniors in Brooklyn.

Prior to Nuveen, Ms. Joseph spent five years as Executive Counsel for GE Capital’s Real Estate Business, responsible for the $30 billion US platform and then working on the team to sell the business to Blackstone & Wells Fargo in 2015. Prior to GE, Ms. Joseph was an associate at Skadden Arps Slate Meagher & Flom LLP. While at Skadden, Ms. Joseph represented Empire State Development Corporation in connection with its Atlantic Yards Project, the $4 Billion mixed-use development that includes the sports arena for the Brooklyn Nets, “Barclay’s Center”.

Ms. Joseph earned her J.D. with honors from University of Pennsylvania Law School and her undergraduate degree cum laude from Colgate University.

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

Kenneth J. Knuckles is the retired President and Chief Executive Officer of the Upper Manhattan Empowerment Zone Development Corporation (“UMEZ”), where he served for over 15 years. During his tenure as Chief Executive Officer, Mr. Knuckles led the investment of more than $240 million in capital in mixed-use and retail development projects in Northern Manhattan, leveraging over $2 billion in private investment, and the creation of 10,000 jobs. Mr. Knuckles is also Vice Chair of the New York City Planning Commission. Prior to joining UMEZ, Mr. Knuckles was Vice President of Support Services and Chief Procurement Officer at Columbia University. Mr. Knuckles earned his undergraduate degree from the University of Michigan and his law degree from Howard University School of Law. Mr. Knuckles currently serves as the Vice Chairman of the Carver Board of Directors and Chairman of the Carver Compensation and Human Resources Committee. Mr. Knuckles’ experience in New York City community development issues contributes to Carver’s mission to the communities it serves.

Robin L. Nunn is a Partner in Sterlington PLLC’s litigation practice. Since May 2025. Prior to that, Ms. Nunn was a Partner in the Litigation, Arbitration & Investigations Group at Linklaters LLP beginning in 2023. From 2020 to 2023, Ms. Nunn was a Partner and Co-Head of the Banking Group at Morgan, Lewis & Bockius LLP. Prior to that, from 2018 to 2020, Ms. Nunn was Partner and Chair of the Consumer Financial Services Group at Dechert LLP. From 2017 to 2018, Ms. Nunn was Partner and Co-Chair of the Supervision, Enforcement and Litigation Group at Davis Wright Tremaine. Ms. Nunn has also held senior legal positions with Capital One Financial Corporation and American Express. She began her legal career as a Law Clerk for the Hon. Barrington Parker of the U.S. Court of Appeals for the Second Circuit, and then was a Senior Associate with Sullivan & Cromwell LLP. Ms. Nunn received her BA from Dartmouth College and her JD from the University of Chicago Law School. She is a graduate of the Executive Development Leadership Program of the Harvard Business School. Ms. Nunn’s extensive legal experience advising financial institutions is a valuable asset to the Board.

Craig C. MacKay is a Senior Advisor and a former Managing Director of England & Company. From 2023 to 2024, Mr. MacKay served as the Interim Chief Executive Officer and President of the Company and the Bank. Mr. MacKay has over 33 years of investment banking experience focused on corporate finance, private investments, and M&A advisory for middle market companies. He previously headed the Private Finance groups at Oppenheimer & Company, Canadian Imperial Bank of Commerce, SunTrust Robinson Humphrey, and was the Managing Member and founder of HNY Associates, a private merchant bank and advisory services firm. Since beginning his banking career at Bankers Trust Company in 1989, he has completed over $12 billion of middle-market domestic and cross-border capital and corporate advisory engagements. Mr. MacKay has executed over 100 acquisition financings, leverage recapitalizations, growth capital-raises, and refinancings as a trusted advisor across a broad spectrum of industrial sectors, including healthcare, business services, financial services, manufacturing and consumer retail. He has served on numerous public and private corporate boards, non-profit boards and advisory councils, and presently serves on the board of trustees of the Pioneer Funds (NASDAQ:PIODX) and the board of directors of Equitable Holdings (NYSE:EQH). Mr. MacKay earned both his Bachelor of Science degree in Economics and Master of Business Administration degree in Finance at the Wharton School of the University of Pennsylvania. Mr. MacKay’s experience in capital markets and corporate finance provides Carver with exceptional perspective on asset-liability management, interest rate risk management and opportunities in its market area.

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

Executive Officers

Donald Felix, 51, is the Chief Executive Officer and President since November 2024. Prior to his employment with the Company and Bank, Mr. Felix served as Executive Vice President of Citizens Financial Group, Head of National Banking & Expansion from 2021 to 2023. Before that, he served as Managing Director of JPMorgan Chase, in the Consumer Bank as Head of Consumer Financial Health from 2019 to 2021. At Chase, he was also the Chief of Staff in the Office of the CEO, for Chase Consumer Bank & Wealth Management, from 2016 to 2019, and before joining Chase held various senior positions domestically and abroad at Citi from 1996 to 2016.

Christina L. Maier, 70, is First Senior Vice President and Chief Financial Officer since March 2016. Prior to joining Carver, Ms. Maier served as Executive Vice President and Chief Financial Officer of Patriot National Bancorp, Inc. from 2013 through March 2016. Prior to her time with Patriot National Bancorp, Inc., Ms. Maier spent over a decade in leadership positions at other financial institutions, including Brown Brothers Harriman, Provident New York Bancorp and Hudson United Bancorp. Ms. Maier earned an M.B.A. in Finance from St. Thomas Aquinas College and a B.S. in Accounting from Fairleigh Dickinson University.

Marc S. Winkler, 69, is Senior Vice President and Chief Administrative Officer since April 2023. Prior to his current position, Mr. Winkler was Senior Vice President and Chief Strategy Officer beginning in January 2022. Prior to joining Carver, Mr. Winkler was an Independent Consultant at Princeton Partners FSG from 2019 through January 2022, engaging in net worth restoration planning, strategic planning and asset liability advisory. From 2015 until 2019, Mr. Winkler worked as a consultant for the P&G Group, which included P&G Associates and GRC Risk Solutions. From 2018 until 2019, he was the Director of Strategic Advisory Consulting Services for GRC Risk Solutions, which included managing the Sarbanes-Oxley compliance consulting practice.  Mr. Winkler also served as an Interim Chief Financial Officer of Severn Bancorp, Inc. in 2019 pursuant to Mr. Winkler’s consulting work with CFO Consulting Partners, LLC. Mr. Winkler’s consulting work in the banking industry included strategic planning, risk assessments, Sarbanes-Oxley compliance, internal audit function, due diligence, and merger project management. Mr. Winkler also has served in various management positions in banks, including President and Chief Executive Officer of Woodlands Bank in Williamsport, Pennsylvania, Asian Bank in Philadelphia, Pennsylvania and Twin Rivers Community Bank in Easton, Pennsylvania. Mr. Winkler earned an MBA in Finance from the Rutgers Graduate School of Management, and a B.A. in Political Science from the University of Cincinnati.

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

Based solely on a review of copies of such reports of ownership furnished to Carver, or written representations that no forms were necessary, Carver believes that during the last fiscal year, all filing requirements applicable to its directors, officers and greater than ten percent stockholders of Carver were complied with except as follows: a required Form 3 for Donald Felix and Marc S. Winkler and a required Form 4 for Donald Felix were not filed on a timely basis.

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

Clawback Policy

In accordance with the Nasdaq and SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company has adopted the Carver Bancorp, Inc. Clawback Policy (“Clawback Policy”). Under the Clawback Policy, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Company will recoup any erroneously awarded incentive-based compensation received during the three completed fiscal years immediately preceding such restatement from the Company’s current and former executive officers, provided that such individuals served as executive officers at any time during the applicable performance period. A copy of our Clawback Policy was included by reference as Exhibit 97.1 to our Annual Report on Form 10-K for the year ended March 31, 2025.

Insider Trading Arrangements and Policy

The Company maintains an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq exchange listing standards. A copy of our Insider Trading Policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended March 31, 2025.

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

Other specific duties and responsibilities include reviewing Carver’s disclosure controls and procedures, internal controls, Carver’s periodic filings with the SEC and earnings releases; producing the required audit committee annual report for inclusion in Carver’s proxy statement; and overseeing complaints concerning financial matters. The Finance and Audit Committee met eleven (11) times during fiscal year 2025, including meetings to review Carver’s annual and quarterly financial results prior to their public issuance.

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

All members of the Finance and Audit Committee have been determined to be independent as defined in the listing requirements of the NASDAQ Stock Market. The Board of Directors has determined that Pazel G. Jackson, Jr., Kenneth J. Knuckles, and Colvin W. Grannum each qualify as an “audit committee financial expert.” The Finance and Audit Committee received the required written disclosures and letter from BDO USA, LLP, Carver’s independent accountants for fiscal year ended March 31, 2025, required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning the independent registered public accounting firm’s independence. The Finance and Audit Committee reviewed and discussed with Carver’s management and BDO USA, LLP the audited financial statements of Carver contained in Carver’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The Finance and Audit Committee has also discussed with BDO USA, LLP the matters required to be discussed pursuant to the Codified Statements on Auditing Standards No. 1301, as amended or supplemented.

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

As part of its ongoing activities, the Finance and Audit Committee has:

•	reviewed and discussed with management, and our independent registered public accounting firm, the audited consolidated financial statements of Carver for the year ended March 31, 2025;

•	discussed with our independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301 Communications with Audit Committees, as amended, and as adopted by the Public Company Accounting Oversight Board; and

•	received and reviewed the written disclosures and the letter from our independent registered public accounting firm mandated by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Finance and Audit Committee concerning independence, and has discussed with our independent registered public accounting firm its independence from Carver.

Based on its review and discussions described in the immediately preceding paragraphs, the Finance and Audit Committee recommended to the Board of Directors that the audited financial statements included in Carver’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 be included in that report.

Finance and Audit Committee of Carver

Colvin W. Grannum (Chairman)

Pazel G. Jackson, Jr.

Kenneth J. Knuckles

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table at March 31, 2025

The following table presents compensation information regarding Carver’s Named Executive Officers at the fiscal year ended March 31, 2025.

Name and Principal Position	Year Ended 3/31	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Craig C. MacKay,	2025	$491,874	—	—	—	—	—	$2,077	$493,951
Former Interim President and Chief Executive Officer (2)	2024	$205,961	—	—	—	—	—	$5,538	$211,499

Donald Felix, President and Chief Executive Officer (3)	2025	$355,769	—	$99,999	—	—	—	—	$455,768

Christina L. Maier,	2025	$276,870	—	—	—	—	—	$10,487	$287,357
First Senior Vice President and Chief Financial Officer	2024	$267,152	—	$16,620	—	—	—	$5,414	$289,186

Marc Winkler	2025	$304,595	—	—	—	—	—	$12,184	$316,779
Senior Vice President and Chief Administrative Officer (4)	2024	$291,403	—	$16,620	—	—	—	$11,209	$319,232

(1)	Except as noted, the amounts shown in this column reflect matching contributions made to Carver’s 401(k) Plan. No Named Executive Officer receives perquisites the aggregate value of which exceeds $10,000.
(2)	Resigned as Interim President and Chief Executive Officer as of October 31, 2024.
(3)	Appointed President and Chief Executive Officer effective as of November 1, 2024.
(4)	Appointed Chief Administrative Officer on April 3, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table shows equity awards outstanding for each of our named executive officers as of March 31, 2025.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Craig C. MacKay	12/14/2017	1,000	—	3.48	12/14/2027	—	—		—
Donald Felix	—	—	—	—	—	02/27/2025	58,139	(2)	$81,976
Christina L. Maier	—	—	—	—	—	4/25/2022	1,000	(3)	$1,410
	—	—	—	—	—	10/26/2023	4,000	(4)	$5,640
Marc Winkler						10/26/2023	4,000	(4)	$5,640

(1)	Amounts shown are based on the fair market value of Carver common stock on March 31, 2025 of $1.41.
(2)	Vest on February 27, 2026.
(3)	Vest over three years, one third in each year commencing on April 25, 2023.
(4)	Vest over three years, one third in each year commencing on October 26, 2024.

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

Employment Agreement

Felix Employment Agreement

In connection with Donald Felix’s appointment as the President and Chief Executive Officer of the Company and Bank, the Bank entered into an employment agreement (the “Felix Employment Agreement”) with him effective November 1, 2024 and the key terms of the Felix Employment Agreement are as follows:

The term of the Felix Employment Agreement is two years and the term may be extended by mutual consent.  The Felix Employment Agreement provides that Mr. Felix will receive an annual base salary of $700,000 and the base salary may be increased as the Board deems appropriate.  In addition to base salary, the Felix Employment Agreement provides for, among other things, a $100,000 signing bonus, two performance equity grants, each with a fair market value of $100,000, with the first equity grant to be made as of the Start Date or as soon as administratively practicable after the Start Date and the second equity grant will be made on November 1, 2025, a minimum annual performance-based cash bonus opportunity of $500,000, temporary corporate housing in an amount up to $5,000 per month, and other benefit plans and arrangements applicable to executive employees.

The Bank may terminate Mr. Felix’s employment for “cause” (as defined in the Felix Employment Agreement) at any time, in which event he would have no right to receive compensation or other benefits for any period after his termination of employment.

Certain events resulting in Mr. Felix’s termination of employment entitle him to severance benefits.  In the event of Mr. Felix’s involuntary termination of employment without “cause” or in the event of a voluntary termination for “good reason” (as defined in the Felix Employment Agreement), Mr. Felix would become entitled to a severance payment in the form of a cash lump sum equal to: (x) fifty percent (50%) of Mr. Felix’s base salary; and (y) if such termination occurs after the one year anniversary of the Start Date, a cash lump sum payment equal to one-hundred percent (100%) of Mr. Felix’s base salary, and the average annual total incentive bonus earned by Mr. Felix for the three most recently completed calendar years; and, in each case, (z) the value of one-year’s health care costs provided Mr. Felix elects continued insurance coverage under COBRA and full vesting of equity awards.

In the event of Mr. Felix’s involuntary termination of employment for a reason other than for cause or upon his voluntary termination for good reason within six months prior to or within twenty-four months following a “change in control” (as defined in the Felix Employment Agreement), Mr. Felix would become entitled to a severance payment in the form of a cash lump sum equal to three times the sum of: (a) Mr. Felix’s base salary; and (b) the average annual total incentive bonus earned by Mr. Felix for three most recently completed calendar years prior to the change in control, or if greater, the annual total incentive bonus that would have been earned in the year of the change of control at target bonus opportunity and full vesting of equity awards.  In addition, Mr. Felix would be entitled to a cash lump sum payment equal to the value of health care costs for thirty-six months. In the event that payments to Mr. Felix become subject to Sections 280G and 4999 of the Code, such payments would be reduced if such reduction would leave Mr. Felix officer better off on an after-tax basis.

Upon termination of Mr. Felix’s employment, he will be subject to certain restrictions on his ability to compete or to solicit business or employees of the Bank and the Company for a period of one year following his termination of employment.  The Felix Employment Agreement also includes provisions protecting the Company’s and Bank’s confidential business information.

MacKay Employment Agreement

In connection with Craig C. MacKay’s appointment as the Interim President and Chief Executive Officer of the Company and Bank, the Bank entered into an employment agreement (the “MacKay Employment Agreement”) with him effective October 1, 2023 and the key terms of the Employment Agreement are as follows:

Term. The term of the MacKay Employment Agreement commenced on October 1, 2023 (the “Term”) and the Term will end upon the earlier of: (i) the date the Board of Directors appoints a permanent President and Chief Executive Officer of the Company and Bank, (ii) Mr. MacKay provides written notice to the Bank that the Term will expire at the end of the month in which the notice of expiration is delivered to the Bank, or (iii) April 1, 2024 provided that the Bank delivers a notice of expiration to Mr. MacKay no later than March 1, 2024.  On October 31, 2024, Mr. MacKay resigned as Interim President and Chief Executive Officer of the Company and the Bank.

Cash Compensation. Mr. MacKay’s annual base salary was $450,000, and Mr. MacKay may receive a bonus at the discretion of the Board of Directors or the Compensation Committee.

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

Restrictive Covenants. The MacKay Employment Agreement also provides non-competition and non-solicitation restrictions during the term of employment and for generally one year thereafter, and confidentiality during the term of employment and surviving the end of the term of employment.

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

The following table sets forth information regarding compensation earned by the non-employee directors of Carver during the fiscal year ended March 31, 2025.

Director Compensation at March 31, 2025

					Change in
					pension
	Fees				value and
	earned			Non-equity	nonqualified
	or paid	Stock	Option	incentive plan	deferred	All other
	in cash	awards	awards	compensation	compensation	compensation	Total
Name	($)	($)	(S)	($)	earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Pazel G. Jackson, Jr.	$64,900	—	—	—	—	—	$64,900
Robin L. Nunn	$41,900	—	—	—	—	—	$41,900
Lewis P. Jones III	$78,000	—	—	—	—	—	$78,000
Colvin W. Grannum	$64,000	—	—	—	—	—	$64,000
Kenneth J. Knuckles	$51,200	—	—	—	—	—	$51,200
Craig C. MacKay (1)	$10,400	—	—	—	—	—	$10,400
Jillian E. Joseph	$40,400	—	—	—	—	—	$40,400

(1)	Mr. MacKay was a non-employee director until his appointment as Interim President and Chief Executive Officer on October 1, 2023. Following his appointment as Interim President and Chief Executive Officer, Mr. MacKay did not receive any additional compensation for service on our Board or Carver Federal’s Board. Mr. MacKay resigned as Interim President and Chief Executive Officer on October 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the shares of Voting Stock authorized by Carver for issuance under equity compensation plans as of March 31, 2025.

Plan Category	Number of securities to be issued upon exercise of Outstanding options, warrants and Rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,267	$5.27	291,861
Equity compensation plans not approved by security holders	—	—	—
Total	6,267	$5.27	291,861

(1)            Note: Shares have been adjusted to reflect Carver’s 1-for-15 reverse stock split, effective October 27, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners.

The following table sets forth, as of July 23, 2025, certain information as to shares of Voting Stock beneficially owned by persons owning in excess of 5% of any class of Carver’s outstanding Voting Stock. Carver knows of no person, except as listed below, who beneficially owned more than 5% of any class of the outstanding shares of Carver’s Voting Stock as of July 23, 2025. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission (“SEC”) and with Carver pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Voting Stock indicated and none of the shares are pledged as security. Percentages with respect to each person or group of persons have been calculated on the basis of 5,283,564 shares of Common Stock outstanding as of July 23, 2025, plus the number of shares of common stock which such person or group has the right to acquire within 60 days after July 23, 2025 by the exercise of stock options.

Stock Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding
5% Beneficial Stockholders
Dream Chasers Capital Group LLC 26 Broadway, 8th Floor New York, New York 10004	409,774	(1)	7.76%

National Community Investment Fund 135 South LaSalle Street, Suite 3025 Chicago, IL 60603	399,821	(2)	7.57%

(1)	Based on a Schedule 13D filed on December 12, 2024.

(2)	Based on a Schedule 13G filed on July 21, 2023.

Stock Ownership of Management

Name	Title	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Common Stock Outstanding
Lewis P. Jones III	Chairperson of the Board	1,500	*
Pazel G. Jackson, Jr.	Director	15,308	*
Colvin W. Grannum	Director	14,716	*
Kenneth J. Knuckles	Director	10,982	*
Craig C. MacKay	Director	65,880	1.25%
Jillian E. Joseph	Director	2,000	*
Robin L. Nunn	Director	1,000	*
Christina L. Maier	First Senior Vice President and Chief Financial Officer	13,000	*
Marc S. Winkler	Senior Vice President and Chief Administrative Officer	6,000	*
Donald Felix	President and Chief Financial Officer	85,085	1.61%
All directors and other executive officers as a group (10 persons)		215,471	4.09%

*	Less than 1% of outstanding Common Stock.
(1)	Amounts of equity securities shown include shares of common stock subject to options exercisable within 60 days as follows: Mr. Jones – 1,000; Mr. Grannum – 1,000; Mr. Knuckles – 1,000; Mr. McKay – 1,000; Ms. Joseph – 1,000; all officers and directors as a group – 4,667.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

General

Carver’s independent registered public accounting firm for the year ended March 31, 2025 was BDO USA, LLP, New York, New York, PCAOB ID: 243.

Audit Fees

BDO USA, LLP’s billed audit fees for the fiscal years ended March 31, 2025 and March 31, 2024 were $398,000 and $372,000, respectively.

Audit-Related Fees

Carver’s audit-related fees during the fiscal years ended March 31, 2025 and March 31, 2024 were $92,580 and $88,140, respectively.

Tax Fees

Carver’s incurred tax fees during the fiscal years ended March 31, 2025 and March 31, 2024 were $38,850 and $35,665, respectively.

All Other Fees

Carver did not engage its current principal accountant to render services during the last two fiscal years, other than as reported above.

Pre-Approval Policy for Services by Independent Auditors

During fiscal year 2025, the Finance and Audit Committee of Carver’s Board of Directors pre-approved the engagement of BDO USA, LLP to provide non-audit services and considered whether, and determined that, the provision of such other services by BDO USA, LLP is compatible with maintaining BDO USA, LLP’s independence.

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

CARVER BANCORP, INC.

July 29, 2025	By	/s/ Donald Felix
Donald Felix
President and Chief Executive Officer