Form 10-Q
period 2025-06-30
CARVER BANCORP INC
filed 2025-08-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2025
Common Stock, par value $0.01	5,076,629

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	June 30, 2025	March 31, 2025
ASSETS
Cash and cash equivalents:
Cash and due from banks	$43,330	$49,810
Money market investments	505	505
Total cash and cash equivalents	43,835	50,315
Investment securities:
Available-for-sale, at fair value (amortized cost of $55,665 and $56,475, respectively)	43,836	44,522
Held-to-maturity, at amortized cost (fair value of $1,662 and $1,698, respectively)	1,704	1,750
Total investment securities	45,540	46,272
Loans receivable:
Real estate mortgage loans	412,985	423,023
Commercial business loans	165,280	164,964
Consumer loans	26,993	25,697
Loans, net of deferred fees and costs	605,258	613,684
Allowance for credit losses	(6,321)	(6,337)
Total loans receivable, net	598,937	607,347
Premises and equipment, net	2,002	2,010
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	868	853
Accrued interest receivable	3,251	2,980
Right-of-use assets	7,602	8,247
Other assets	11,589	11,967
Total assets	$713,624	$729,991

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$90,026	$89,538
Interest-bearing deposits:
Interest-bearing checking	41,774	44,453
Savings	111,047	111,365
Money market	158,897	161,592
Certificates of deposit	242,705	252,129
Escrow	1,082	2,760
Total interest-bearing deposits	555,505	572,299
Total deposits	645,531	661,837
Advances from the FHLB-NY and other borrowed money	21,330	20,243
Operating lease liability	8,192	8,869
Other liabilities	10,033	9,464
Total liabilities	685,086	700,413
Commitments and contingencies (Note 8)	—	—

EQUITY
Preferred stock, (par value $0.01 per share: 9,557 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,557	9,557
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 7,765,863 and 7,644,675 shares issued; 5,262,060 and 5,140,872 shares outstanding, respectively)	78	78
Additional paid-in capital	87,933	87,920
Accumulated deficit	(66,470)	(65,293)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(11,829)	(11,953)
Total equity	28,538	29,578
Total liabilities and equity	$713,624	$729,991
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
$ in thousands, except per share data	2025	2024
Interest income:
Loans	$8,426	$8,067
Mortgage-backed securities	129	140
Investment securities	231	292
Money market investments	418	708
Total interest income	9,204	9,207

Interest expense:
Deposits	3,286	3,111
Advances and other borrowed money	277	592
Total interest expense	3,563	3,703

Net interest income	5,641	5,504
(Recovery of) provision for credit losses	(26)	260
Net interest income after provision for (recovery of) credit losses	5,667	5,244

Non-interest income:
Depository fees and charges	673	538
Loan fees and service charges	158	(29)
Grant income	—	80
Other	437	116
Total non-interest income	1,268	705

Non-interest expense:
Employee compensation and benefits	3,681	3,501
Net occupancy expense	1,230	1,197
Equipment, net	590	580
Data processing	584	732
Consulting fees	137	79
Federal deposit insurance premiums	233	170
Other	1,657	1,902
Total non-interest expense	8,112	8,161

Loss before income taxes	(1,177)	(2,212)
Income tax expense	—	—
Net loss	$(1,177)	$(2,212)

Loss per common share:
Basic	$(0.22)	$(0.43)
Diluted	(0.22)	(0.43)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2025	2024
Net loss	$(1,177)	$(2,212)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	124	(263)
Total other comprehensive income (loss), net of tax	124	(263)
Total comprehensive loss, net of tax	$(1,053)	$(2,475)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2025 and 2024
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Three Months Ended June 30, 2025
Balance — March 31, 2025	$21,734	$78	$87,920	$(65,293)	$(2,908)	$(11,953)	$29,578
Net loss	—	—	—	(1,177)	—	—	(1,177)
Other comprehensive loss, net of taxes	—	—	—	—	—	124	124
Stock based compensation expense	—	—	13	—	—	—	13
Balance — June 30, 2025	$21,734	$78	$87,933	$(66,470)	$(2,908)	$(11,829)	$28,538

Three Months Ended June 30, 2024
Balance — March 31, 2024	$21,734	$77	$87,660	$(51,549)	$(2,908)	$(12,705)	$42,309
Net loss	—	—	—	(2,212)	—	—	(2,212)
Other comprehensive loss, net of taxes	—	—	—	—	—	(263)	(263)
Stock based compensation expense	—	—	27	—	—	—	27
Balance — June 30, 2024	$21,734	$77	$87,687	$(53,761)	$(2,908)	$(12,968)	$39,861

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
$ in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,177)	$(2,212)

Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery of) provision for credit losses	(26)	260
Stock based compensation expense	13	27
Depreciation and amortization expense	179	226
Income from bank owned life insurance	(41)	(39)
Amortization and accretion of loan premiums and discounts and deferred charges, net	210	118
Amortization and accretion of premiums and discounts — securities	41	48
Increase in accrued interest receivable	(271)	(7)
Decrease (increase) in other assets	285	(277)
Increase (decrease) in other liabilities	557	(493)
Net cash used in operating activities	(230)	(2,349)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	769	775
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	46	67
Loans held-for investment, net of (originations) and repayments/payoffs and maturities	11,779	(2,991)
Loans purchased from third parties	(3,453)	(1,186)
Purchase of FHLB-NY stock, net	(15)	(111)
Purchase of premises and equipment	(168)	(154)
Net cash provided by (used in) investing activities	8,958	(3,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(16,306)	(8,546)
Proceeds from long-term borrowings	2,912	1,814
Repayment of long-term borrowings	(1,814)	—
Net cash used in financing activities	(15,208)	(6,732)
Net decrease in cash and cash equivalents	(6,480)	(12,681)
Cash and cash equivalents at beginning of period	50,315	59,025
Cash and cash equivalents at end of period	$43,835	$46,344

Supplemental cash flow information:
Cash paid for:
Interest	$3,622	$3,734
Tax on capital	36	67
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. ORGANIZATION

Nature of operations

    Carver Bancorp, Inc. (on a stand-alone basis, the “Registrant”), was incorporated in May 1996 and its principal wholly-owned subsidiary is Carver Federal Savings Bank (the “Bank” or “Carver Federal”). Carver Federal's wholly-owned subsidiaries are CFSB Realty Corp., Carver Community Development Corporation (“CCDC”) and CFSB Credit Corp., which is currently inactive. The Bank has a real estate investment trust, Carver Asset Corporation ("CAC"), that was formed in February 2004.

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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month SOFR. Debenture interest payments are subject to prior approval from the Federal Reserve Bank. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments, although there is no assurance that the Federal Reserve Bank will approve such quarterly payments. All quarterly interest payments up to and including the March 2025 payment were made. The Company deferred the interest payment due June 17, 2025 in order to manage liquidity. Debenture interest payments may be deferred for up to twenty consecutive quarters under the terms of the Indenture. The interest rate was 7.62% and the deferred interest was $300 thousand at June 30, 2025.

    While Carver has does not pay a regular quarterly cash dividend on its common stock, in the future, Carver may rely on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts, which may include cash from government grants or below market-rate loans. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the Office of the Comptroller of the Currency (the "OCC"), and an application with the Board of Governors of the Federal Reserve (the "FRB") prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend that, among other reasons, would result in Carver Federal’s failure to meet the OCC minimum capital requirements.

Regulation

On May 14, 2025, the Bank entered into a Formal Agreement with the OCC. As a result of the Formal Agreement, the Bank is required to obtain the approval of the OCC prior to effecting any change in its directors or senior executive officers, paying dividends and entering into any "golden parachute payments" as that term is defined under 12 U.S.C. § 1828(k) and 12 C.F.R. Part 359. In addition, Carver was previously issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier1 leverage ratio and 12% for its total risk-based capital ratio.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the interim period are presented. Operating results for the three month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended March 31, 2026. The consolidated balance sheet at June 30, 2025 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2025. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for credit loss or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Inflationary pressure appears to have decreased, but rates remain high and affect customer demand. The target interest rate range had been held steady at its highest point between 5.25% and 5.5% since July 2023, until the Federal Reserve lowered the rates by 50 basis points in September 2024, easing monetary policy for the first time since regular increases began in March 2022. The Federal Reserve approved two additional cuts in November and December 2024, lowering the overnight borrowing rate to a range between 4.25% to 4.5%, but left interest rates unchanged at its July 2025 meeting. For Carver, the economic climate of New York City (“the City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in job growth and levels of unemployment. The City's local area inflation has exceeded the national rate, primarily due to housing costs, and its unemployment rate remains high at 5.1%, exceeding the national average. On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the One Big Beautiful Bill (the Act). The Company is evaluating income tax implications of the Act. The Company does not currently expect the Act to have a material impact on the Company's financial statements.

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
Recent Accounting Standards

Accounting Standards Recently Adopted

On March 31, 2025, the Company adopted ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Company has determined that all of its activities constitute one reportable operating segment and there was no material impact on the consolidated financial statements upon adoption.

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

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss attributable to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended June 30,
$ in thousands except per share data	2025	2024
Net loss attributable to common shareholders	$(1,177)	$(2,212)

Weighted average common shares outstanding - basic	5,284,388	5,140,872
Weighted average common shares outstanding – diluted	5,284,388	5,140,872

Basic loss per common share	$(0.22)	$(0.43)
Diluted loss per common share	(0.22)	(0.43)

The Company has preferred shares which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three months ended June 30, 2025 and 2024, all restricted shares and outstanding stock options were anti-dilutive.

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

During fiscal year 2023, Prudential Insurance Company of America ("Prudential"), an institutional investor, donated a total of 550 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 67,265 shares of Common Stock. During fiscal year 2024, Prudential donated a total of 3,644 shares of its holdings of Series D Preferred Stock to third parties. The third parties notified the Company of their intention to cancel the shares and convert them into 445,661 shares of Common Stock. The conversions had no impact on the Company's total capital. There have been no subsequent conversions.

On July 19, 2023, the Company entered into an agreement with National Community Investment Fund, under which it sold 378,788 shares of its common stock, par value $0.01 per share, at a purchase price of $2.64 per share in a private placement for gross proceeds of approximately $1.0 million. The net proceeds of the private placement were used for general corporate purposes. The issuance of the shares was exempt from registration pursuant to under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the three months ended June 30, 2025 and 2024:

$ in thousands	At March 31, 2025	Other Comprehensive Income, net of tax	At June 30, 2025
Net unrealized loss on securities available-for-sale	$(11,953)	$124	$(11,829)

$ in thousands	At March 31, 2024	Other Comprehensive Loss, net of tax	At June 30, 2024
Net unrealized loss on securities available-for-sale	$(12,705)	$(263)	$(12,968)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the three months ended June 30, 2025 and 2024.

NOTE 6. INVESTMENT SECURITIES

At June 30, 2025, securities with fair value of $43.8 million, or 96.3%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $1.7 million, or 3.7%, were classified as held-to-maturity, compared to $44.5 million and $1.8 million at March 31, 2025, respectively. The Bank had no securities classified as trading at June 30, 2025 and March 31, 2025.

    Other investments as of June 30, 2025 primarily consisted of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.1 million bank-owned life insurance policy ("BOLI") purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investments and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.9 million at June 30, 2025 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2025 and March 31, 2025:

	At June 30, 2025
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$198	$5	$—	$203
Federal Home Loan Mortgage Corporation	18,440	—	(3,994)	14,446
Federal National Mortgage Association	10,058	—	(2,079)	7,979
Total mortgage-backed securities	28,696	5	(6,073)	22,628
U.S. Government Agency Securities	4,040	4	(4)	4,040
Corporate Bonds	5,262	—	(2,470)	2,792
Muni Securities	17,667	—	(3,291)	14,376
Total available-for-sale	$55,665	$9	$(11,838)	$43,836

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$246	$—	$(8)	$238
Federal National Mortgage Association and Other	1,458	—	(34)	1,424
Total held-to maturity	$1,704	$—	$(42)	$1,662

	At March 31, 2025
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$204	$5	$—	$209
Federal Home Loan Mortgage Corporation	18,779	—	(4,017)	14,762
Federal National Mortgage Association	10,231	—	(2,130)	8,101
Total mortgage-backed securities	29,214	5	(6,147)	23,072
U.S. Government Agency Securities	4,326	—	(16)	4,310
Corporate Bonds	5,262	—	(2,442)	2,820
Muni Securities	17,673	—	(3,353)	14,320
Total available-for-sale	$56,475	$5	$(11,958)	$44,522

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$249	$—	$(9)	$240
Federal National Mortgage Association and Other	1,501	—	(43)	1,458
Total held-to-maturity	$1,750	$—	$(52)	$1,698

There were no sales of available-for-sale and held-to-maturity securities for the three months ended June 30, 2025 and June 30, 2024.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at June 30, 2025 and March 31, 2025 for less than 12 months and 12 months or longer:

	At June 30, 2025
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,073)	$22,425	$(6,073)	$22,425
U.S. Government Agency securities	(1)	2,285	(3)	589	(4)	2,874
Corporate bonds	—	—	(2,470)	2,791	(2,470)	2,791
Muni securities	—	—	(3,291)	14,376	(3,291)	14,376
Total available-for-sale securities	$(1)	$2,285	$(11,837)	$40,181	$(11,838)	$42,466
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(42)	$1,634	$(42)	$1,634
Total held-to-maturity securities	$—	$—	$(42)	$1,634	$(42)	$1,634

	At March 31, 2025
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,147)	$22,863	$(6,147)	$22,863
U.S. Government Agency securities	(11)	3,467	(5)	843	(16)	4,310
Corporate bonds	—	—	(2,442)	2,820	(2,442)	2,820
Muni securities	—	—	(3,353)	14,320	(3,353)	14,320
Total available-for-sale securities	$(11)	$3,467	$(11,947)	$40,846	$(11,958)	$44,313
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(52)	$1,670	$(52)	$1,670
Total held-to-maturity securities	$—	$—	$(52)	$1,670	$(52)	$1,670

    Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 21 available-for-sale and held-to-maturity securities had an unrealized loss at June 30, 2025 compared to 22 at March 31, 2025. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 52.8%, 6.8%, 33.9% and 6.6%, respectively, of total available-for-sale securities in an unrealized loss position at June 30, 2025. There were seven mortgage-backed securities, one U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at June 30, 2025. Management has evaluated available-for-sale securities that are in an unrealized loss position and determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by explicit U.S. government guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. government agency and the results of the individual analyses and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of five mortgage-backed securities that were in an unrealized loss position for more than 12 months at June 30, 2025. These securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of June 30, 2025.

    The following is a summary of the amortized cost and fair value of debt securities at June 30, 2025, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$593	$589	5.63%
Five through ten years	12,252	10,093	2.22%
After ten years	14,124	10,526	3.59%
Mortgage-backed securities	28,696	22,628	1.64%
Total	$55,665	$43,836	2.29%
Held-to-maturity:
Mortgage-backed securities	$1,704	$1,662	2.87%

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

    The following is a summary of loans receivable, net of allowance for credit losses at June 30, 2025 and March 31, 2025:

	June 30, 2025		March 31, 2025
$ in thousands	Amount	Percent	Amount	Percent
Loans receivable:
One-to-four family	$71,956	11.9%	$74,387	12.1%
Multifamily	164,696	27.2%	165,812	27.0%
Commercial real estate	171,693	28.4%	178,257	29.1%
Construction	4,640	0.7%	4,567	0.7%
Business (1)	165,280	27.3%	164,964	26.9%
Consumer (2)	26,993	4.5%	25,697	4.2%
Total loans receivable	$605,258	100.0%	$613,684	100.0%

Allowance for credit losses	(6,321)		(6,337)
Total loans receivable, net	$598,937		$607,347
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $2.5 million and $2.6 million at June 30, 2025 and March 31, 2025, respectively. The Bank purchased $3.5 million of consumer loans during the three months ended June 30, 2025.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves under the expected loss methodology for the three months ended June 30, 2025 and 2024, and the fiscal year ended March 31, 2025.

Three months ended June 30, 2025
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,799	$820	$1,465	$3	$1,646	$593	$11	$6,337
Charge-offs	—	—	—	—	—	(47)	—	(47)
Recoveries	—	—	—	—	6	51	—	57
Provision for (recovery of) Credit Losses	(261)	519	(543)	(2)	122	137	2	(26)
Ending Balance	$1,538	$1,339	$922	$1	$1,774	$734	$13	$6,321

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$1,538	$1,339	$861	$1	$1,671	$650	$13	$6,073
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	61	—	103	84	—	248

Loan Receivables Ending Balance:	$71,956	$164,696	$171,693	$4,640	$165,280	$26,993	$—	$605,258
Ending Balance: collectively evaluated for impairment	70,024	160,763	163,130	4,640	152,044	26,893	—	577,494
Ending Balance: individually evaluated for impairment	1,932	3,933	8,563	—	13,236	100	—	27,764

At March 31, 2025
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for Credit Losses Ending Balance:	$1,799	$820	$1,465	$3	$1,646	$593	$11	$6,337
Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	1,799	820	1,404	3	1,547	560	11	6,144
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	61	—	99	33	—	193

Loan Receivables Ending Balance:	$74,387	$165,812	$178,257	$4,567	$164,964	$25,697	$—	$613,684
Ending Balance: collectively evaluated for impairment	72,888	161,879	169,935	4,567	151,885	25,664	—	586,818
Ending Balance: individually evaluated for impairment	1,499	3,933	8,322	—	13,079	33	—	26,866

Three months ended June 30, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Charge-offs	—	—	—	—	(128)	(50)	—	(178)
Recoveries	—	—	—	—	2	—	—	2
Provision for (recovery of) Credit Losses	45	42	12	2	6	153	—	260
Ending Balance	$2,050	$762	$1,234	$3	$1,295	$553	$58	$5,955

The following is a summary of nonaccrual loans, at amortized cost, at June 30, 2025 and March 31, 2025.

	June 30, 2025
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$2,507	$—	$2,507
Multifamily	2,871	—	2,871
Commercial real estate	4,763	2,200	6,963
Business	11,878	136	12,014
Consumer	—	103	103
Total nonaccrual loans	$22,019	$2,439	$24,458

	March 31, 2025
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$1,519	$—	$1,519
Multifamily	3,937	—	3,937
Commercial real estate	4,545	2,202	6,747
Business	12,255	104	12,359
Consumer	—	33	33
Total nonaccrual loans	$22,256	$2,339	$24,595

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the three months ended June 30, 2025.

    At June 30, 2025 and March 31, 2025, other non-performing assets totaled $52 thousand, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at June 30, 2025 and March 31, 2025.

    Although we believe that substantially all risk elements at June 30, 2025 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

The following tables present the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of June 30, 2025 and March 31, 2025:

At June 30, 2025
$ in thousands	2025	2024	2023	2022	2021	2020 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$1,099	$1,716	$6,486	$49,856	$38,361	$55,440	$—	$152,958
Special Mention	—	—	—	—	7,805	—	—	7,805
Substandard	—	—	—	1,093	2,086	754	—	3,933
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	1,099	1,716	6,486	50,949	48,252	56,194	—	164,696

Commercial Real Estate
Pass	$3,836	$12,877	$28,774	$30,576	$18,919	$68,148	$—	$163,130
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,800	4,763	—	8,563
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	3,836	12,877	28,774	30,576	22,719	72,911	—	171,693

Construction
Pass	$—	$—	$4,640	$—	$—	$—	$—	$4,640
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	—	—	4,640	—	—	—	—	4,640

Business
Pass	$8,825	$24,698	$18,263	$25,316	$39,052	$37,552	$—	$153,706
Special Mention	—	—	—	1,793	—	—	—	1,793
Substandard	—	—	—	7,950	1,486	345	—	9,781
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	8,825	24,698	18,263	35,059	40,538	37,897	—	165,280

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—	$—	$19,498	$3,747	$12,360	$34,418	$—	$70,023
Non-Performing	—	—	—	—	—	1,933	—	1,933
Total	—	—	19,498	3,747	12,360	36,351	—	71,956

Consumer
Performing	$13,725	$4,060	$7,593	$249	$—	$1,266	$—	$26,893
Non-Performing	—	44	54	2	—	—	—	100
Total	13,725	4,104	7,647	251	—	1,266	—	26,993
Gross charge-offs	—	—	31	16	—	—	—	47

Total Loans (excluding gross charge-offs)	$27,485	$43,395	$85,308	$120,582	$123,869	$204,619	$—	$605,258

At March 31, 2025
$ in thousands	2025		2024		2023		2022	2021	2020 and earlier	Revolving Loans	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$—		$1,719		$6,501		$50,072	$37,122	$57,167	—	$152,581
Special Mention	—		—		—		—	10,004	—	—	10,004
Substandard	—		—		—		1,093	1,380	754	—	3,227
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		1,719		6,501		51,165	48,506	57,921	—	165,812

Commercial Real Estate
Pass	$1,750		$12,913		$28,834		$30,728	$20,250	$71,793	—	166,268
Special Mention	—		—		—		—	3,023	644	—	3,667
Substandard	—		—		—		—	3,800	4,522	—	8,322
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	1,750		12,913		28,834		30,728	27,073	76,959	—	178,257

Construction
Pass	$—		$—		$4,567		$—	$—	$—	$—	4,567
Special Mention	—		—		—		—	—	—	—	—
Substandard	—		—		—		—	—	—	—	—
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	—		—		4,567		—	—	—	—	4,567

Business
Pass	$2,807		$24,325		$18,978		$25,906	$39,992	$38,115	—	150,123
Special Mention	—		—		—		1,803	438	—	—	2,241
Substandard	—		—		—		7,950	4,307	343	—	12,600
Doubtful	—		—		—		—	—	—	—	—
Loss	—		—		—		—	—	—	—	—
Total	2,807		24,325		18,978		35,659	44,737	38,458	—	164,964
Gross charge-offs	—		—		—		160	—	129	—	289

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—		$—		$20,793		$3,764	$12,411	$35,920	$—	72,888
Non-Performing	—		—		—		—	—	1,499	—	1,499
Total	—		—		20,793		3,764	12,411	37,419	—	74,387

Consumer
Performing	$11,206	$—	$4,556	$—	$8,384	$—	$304	$—	$1,193	$—	25,643
Non-Performing	—		22		17		15	—	—	—	54
Total	11,206		4,578		8,401		319	—	1,193	—	25,697
Gross charge-offs	—		52		303		14	—	212	—	581

Total Loans (excluding gross charge-offs)	$15,763		$43,535		$88,074		$121,635	$132,727	$211,950	$—	$613,684

    Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following tables present an aging analysis of the amortized cost of past due loans receivables at June 30, 2025 and March 31, 2025.
.

June 30, 2025
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$—	$3,026	$3,026	$68,930	$71,956
Multifamily	—	7,488	2,840	10,328	154,368	164,696
Commercial real estate	—	—	6,963	6,963	164,730	171,693
Construction	—	—	—	—	4,640	4,640
Business	—	41	11,641	11,682	153,598	165,280
Consumer	147	102	100	349	26,644	26,993
Total	$147	$7,631	$24,570	$32,348	$572,910	$605,258

March 31, 2025
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$804	$—	$1,499	$2,303	$72,084	$74,387
Multifamily	7,521	1,093	2,840	11,454	154,358	165,812
Commercial real estate	1,314	—	6,722	8,036	170,221	178,257
Construction	—	—	—	—	4,567	4,567
Business	9,265	956	12,156	22,377	142,587	164,964
Consumer	108	85	33	226	25,471	25,697
Total	$19,012	$2,134	$23,250	$44,396	$569,288	$613,684

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of June 30, 2025 and March 31, 2025:

	At June 30, 2025			At March 31, 2025
	Collateral Type			Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated	Real Estate	Other	Allowance Allocated
One-to-four family	$1,932	$—	$—	$1,012	$487	$—
Multifamily	3,933	—	—	3,933	—	—
Commercial real estate	8,563	—	61	8,322	—	61
Business	13,120	116	103	13,018	62	99
Consumer	—	100	84	4	28	33
	$27,548	$216	$248	$26,289	$577	$193

Real estate collateral includes one-to-four family, multifamily and commercial properties. Collateral types securing business loans include accounts receivable. There have been no significant changes to the types of collateral securing the Bank's collateral dependent loans.

In certain circumstances, the Bank will modify the terms of a loan, including extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the three months ended June 30, 2025 and 2024. At June 30, 2025, loans modified to borrowers experiencing financial difficulty totaled $6.1 million, $372 thousand of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were three modified loans totaling $5.7 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to the restructured terms for a period of at least six months. For the periods ended June 30, 2025 and 2024, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at June 30, 2025.

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

The following table reflects the Bank's outstanding commitments as of June 30, 2025 and March 31, 2025:

$ in thousands	June 30, 2025	March 31, 2025
Lines of credit	$3,836	$3,208
Letters of credit	412	412
Commitment to fund private equity investment	720	763
	$4,968	$4,383

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense using CECL expected loss methodology. The allowance for credit losses on off-balance sheet credit exposures was $13 thousand as of June 30, 2025 and is included in Other Liabilities in the consolidated statements of financial condition.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2025, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$—	$—
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	203	—	203
Federal Home Loan Mortgage Corporation	—	14,446	—	14,446
Federal National Mortgage Association	—	7,979	—	7,979
U.S. Government Agency securities	—	4,040	—	4,040
Corporate bonds	—	2,792	—	2,792
Muni securities	—	14,376	—	14,376
Total available-for-sale securities	—	43,836	—	43,836
Total assets	$—	$43,836	$—	$43,836

	Fair Value Measurements at March 31, 2025, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$130	$130
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	209	—	209
Federal Home Loan Mortgage Corporation	—	14,762	—	14,762
Federal National Mortgage Association	—	8,101	—	8,101
U.S. Government Agency securities	—	4,310	—	4,310
Corporate bonds	—	2,820	—	2,820
Muni securities	—	14,320	—	14,320
Total available-for-sale securities	—	44,522	—	44,522
Total assets	$—	$44,522	$130	$44,652

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at March 31, 2025. There were no level 3 assets at June 30, 2025.

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

    During the three months ended June 30, 2025, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the three months ended June 30, 2025 and 2024:

$ in thousands	Beginning balance, April 1, 2025	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2025	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2025
Mortgage servicing rights	$130	(130)	—	—	$—	$—

$ in thousands	Beginning balance, April 1, 2024	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, June 30, 2024	Change in Unrealized Gains/(Losses) Related to Instruments Held at June 30, 2024
Mortgage servicing rights	$140	(10)	—	—	$130	$(9)
(1) Includes net servicing cash flows and the passage of time.

    For Level 3 assets measured at fair value on a recurring basis as of March 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average
Mortgage servicing rights	$130	Discounted Cash Flow	Constant Prepayment Rate (1)	3.0% to 9.8%	6.4%
			Option Adjusted Spread ("OAS")	N/A	1000 basis points
(1) Represents annualized loan repayment rate assumptions (ZMUPT model)

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2025 and March 31, 2025, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at June 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	—	—	52	$52

	Fair Value Measurements at March 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
$ in thousands	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	—	—	52	$52

    For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2025 and March 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value June 30, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of June 30, 2025 and March 31, 2025, the Company had loans with a carrying value of $12.4 million and $16.1 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at June 30, 2025 and March 31, 2025 are as follows:

	June 30, 2025
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$43,835	$43,835	$43,835	$—	$—
Securities available-for-sale	43,836	43,836	—	43,836	—
Securities held-to-maturity	1,704	1,662	—	1,662	—
Loans receivable	598,937	593,421	—	—	593,421
Accrued interest receivable	3,251	3,251	—	3,251	—
Mortgage servicing rights	—	—	—	—	—
Financial Liabilities:
Deposits	$645,531	$643,799	$401,744	$242,055	$—
Advances from FHLB-NY	2,912	2,922	—	2,922	—
Other borrowed money	18,403	17,969	—	17,969	—
Accrued interest payable	991	991	—	991	—

	March 31, 2025
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,315	$50,315	$50,315	$—	$—
Securities available-for-sale	44,522	44,522	—	44,522	—
Securities held-to-maturity	1,750	1,698	—	1,698	—
Loans receivable	607,347	593,030	—	—	593,030
Accrued interest receivable	2,980	2,980	—	2,980	—
Mortgage servicing rights	130	130	—	—	130
Financial Liabilities:
Deposits	$661,837	$658,537	$406,948	$251,589	$—
Advances from FHLB-NY	1,814	1,817	—	1,817	—
Other borrowed money	18,403	17,900	—	17,900	—
Accrued interest payable	1,049	1,049	—	1,049	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
$ in thousands	2025	2024
Non-interest income
In-scope of Topic 606
Depository fees and charges	$673	$538
Loan fees and service charges	124	(44)
Other non-interest income	167	84
Non-interest income (in-scope of Topic 606)	964	578
Non-interest income (out-of-scope of Topic 606)	304	127
Total non-interest income	$1,268	$705

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended June 30,
$ in thousands	2025	2024
Other non-interest income:
MSR valuation	$(130)	$(9)
Empowering Change program fees	158	75
Other	409	50
Total other non-interest income	$437	$116

Other non-interest expense:
Legal expense	77	$150
Insurance and surety	229	291
Audit expense	160	167
Data lines / internet	107	97
Retail expenses	285	295
Operating charge-offs and other losses	169	25
Director's fees	95	105
Other	535	772
Total other non-interest expense	$1,657	$1,902

NOTE 12. LEASES

As of June 30, 2025, operating right-of-use ("ROU") lease assets and related lease liabilities totaled $7.6 million and $8.2 million, respectively. As of March 31, 2025, operating ROU lease assets and related lease liabilities totaled $8.2 million and $8.9 million, respectively.

    As of June 30, 2025, the Company had $14 thousand and $15 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

The following tables present information about the Company's leases and the related lease costs as of and for the three months ended June 30, 2025:

	June 30, 2025	March 31, 2025
Weighted-average remaining lease term
Operating leases	3.3 years	3.5 years
Finance lease	0.3 years	1.3 years

Weighted-average discount rate
Operating leases	3.35%	3.34%
Finance lease	5.00%	5.00%

	Three Months Ended June 30,
$ in thousands	2025	2024
Operating lease expense	$709	$706

Finance lease cost
Amortization of right-of-use asset	10	14
Interest on lease liability	—	1

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	741	734
Finance lease	13	18

    Maturities of lease liabilities at June 30, 2025 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2025	$2,144	$15
2026	2,583	—
2027	2,411	—
2028	1,326	—
2029	134	—
Thereafter	80	—
Total lease payments	8,678	15
Interest	(486)	—
Lease liability	$8,192	$15

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

•the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's seventh consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in June 2025. The OCC found that the majority of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $713.6 million in assets and 105 employees as of June 30, 2025.

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

The Company's subsidiary, Carver Statutory Trust I (the "Trust"), is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. The Trust was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of the Trust), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At June 30, 2025, the Company's maximum exposure to the Trust is $13.7 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

Critical Accounting Estimates

    Note 2 to the Company’s audited Consolidated Financial Statements for the year ended March 31, 2025 included in its Form 10-K for the year ended March 31, 2025, as supplemented by this report, contains a summary of significant accounting estimates. The Company believes its policies with respect to the methodologies used to determine the allowance for credit losses is the most critical accounting estimate. This estimate involves a high degree of complexity, requiring management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could result in material differences in the Company's results of operations or financial condition. The following description of these policies should be read in conjunction with the corresponding section of the Company’s Form 10-K for the year ended March 31, 2025.

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Inflationary pressure appears to have decreased, but rates remain high and affect customer demand. The target interest rate range had been held steady at its highest point between 5.25% and 5.5% since July 2023, until the Federal Reserve lowered rates by 50 basis points in September 2024, decreasing the target range to 4.75% to 5% and began easing monetary policy for the first time in four years. The Federal Reserve approved two additional cuts in November and December 2024, lowering the overnight borrowing rate to a range between 4.25% to 4.5%, but has left interest rates unchanged since its July 2025 meeting. A high interest rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio. There have been no significant changes to the inputs and assumptions during the three months ended June 30, 2025.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of June 30, 2025 were as follows:

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of June 30, 2025, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements, including interest payments on our subordinated debt securities. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $1.1 million, or 5.4%, to $21.3 million at June 30, 2025, compared to $20.2 million at March 31, 2025. During the first quarter of the current fiscal year, the Bank repaid a $1.8 million 12-month fixed-rate advance secured through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. In addition, the Bank secured a new $2.9 million 12-month fixed-rate ZDA advance on June 30, 2025. At June 30, 2025, outstanding advances from the FHLB-NY totaled $2.9 million. At June 30, 2025, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $24.6 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. The Company also had $13.4 million in subordinated debt securities and $5.0 million in low interest loans outstanding as of June 30, 2025.

During fiscal year 2025, the Company entered into an agreement with a third party, under which the third party provided the Company with a $25.0 million revolving unsecured long-term, below-market-rate loan to support the Bank in financing initiatives that reduce greenhouse gas emissions and promote energy efficiency in building projects, fleet upgrades to electric vehicles, and electric vehicle charging station infrastructure. The loan facility will also support the working capital and asset-specific financing needs of Minority and Women-owned Business Enterprises working on green energy projects, weatherization, electrification, and green technology. As of June 30, 2025, the Company has not drawn on the facility.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At June 30, 2025 and March 31, 2025, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $43.8 million and $50.3 million, respectively.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the three months ended June 30, 2025, total cash and cash equivalents decreased $6.5 million to $43.8 million at June 30, 2025, compared to $50.3 million at March 31, 2025, reflecting cash used in operating activities of $0.2 million and cash used in financing activities of $15.2 million, partially offset by cash provided by investing activities of $9.0 million. Net cash used in financing activities of $15.2 million resulted from a net decrease in deposits of $16.3 million, partially offset by an increase of $1.1 million in long-term borrowings. Certificates of deposit decreased in the current period primarily due to the renewal of brokered deposits at lesser amounts. Net cash provided by investing activities of $9.0 million was attributable to investment paydowns and loan repayments and payoffs, net of purchases and originations.

    Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver Federal’s capital adequacy is measured in accordance with the Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. Carver was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At June 30, 2025, the Bank's capital level exceeded the regulatory requirements to be considered "well capitalized" but did not meet its IMCR requirements. The Tier 1 leverage ratio was 8.82%, below the 9% IMCR requirement, and the total risk-based capital ratio was 11.58%, below the 12% IMCR requirement. The Bank is working on taking appropriate actions with the goal of achieving the IMCR targets.

    Federal banking agencies have established regulations for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” For the current period, the Bank has elected to continue to utilize the generally applicable leverage and risk-based requirements and not apply the community bank leverage ratio.

    The table below presents the capital position of the Bank at June 30, 2025:

	June 30, 2025
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$63,520	8.82%
Individual minimum capital requirement	64,830	9.00%
Minimum capital requirement	28,813	4.00%
Shortage under individual minimum capital requirement	(1,310)	(0.18)%

Common equity Tier 1
Regulatory capital	$63,520	10.51%
Minimum capital requirement	42,287	7.00%
Excess	21,233	3.51%

Tier 1 risk-based capital
Regulatory capital	$63,520	10.51%
Minimum capital requirement	51,349	8.50%
Excess	12,171	2.01%

Total risk-based capital
Regulatory capital	$69,934	11.58%
Individual minimum capital requirement	72,493	12.00%
Minimum capital requirement	63,431	10.50%
Shortage under individual minimum capital requirement	(2,559)	(0.42)%

Bank Regulatory Matters

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

Mortgage Representation and Warranty Liabilities

    During the period 2004 through 2009, the Bank originated 1-4 family residential mortgage loans and sold the loans to the Federal National Mortgage Association (“FNMA”). The loans were sold to FNMA with the standard representations and warranties for loans sold to the Government Sponsored Entities ("GSEs").  The Bank may be required to repurchase these loans in the event of breaches of these representations and warranties. In the event of a repurchase, the Bank is typically required to pay the unpaid principal balance as well as outstanding interest and fees. The Bank then recovers the loan or, if the loan has been foreclosed, the underlying collateral. The Bank is exposed to any losses on repurchased loans after giving effect to any recoveries on the collateral. The Bank has not received a request to repurchase any of these loans since the second quarter of fiscal 2015, and there have not been any additional requests from FNMA for loans to be reviewed. During the first quarter of the current fiscal year, the Bank terminated its servicing agreement and transferred the portfolio to FNMA. The Bank remains responsible for the obligations that existed prior to the termination, including repurchasing and making FNMA whole with respect to mortgage loans that do not comply with the representations and warranties.

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2025 (1)	$1,350
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	—
Open claims as of June 30, 2025 (1)	$1,350
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the three months ended June 30, 2025:

$ in thousands	June 30, 2025
Representation and warranty repurchase reserve, March 31, 2025 (1)	$80
Net adjustment to reserve for repurchase losses (2)	—
Representation and warranty repurchase reserve, June 30, 2025 (1)	$80
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at June 30, 2025 and March 31, 2025

Assets

    At June 30, 2025, total assets were $713.6 million, reflecting a decrease of $16.4 million, or 2.2%, from total assets of $730.0 million at March 31, 2025. The decrease was primarily attributable to decreases of $6.5 million in cash and cash equivalents and $8.4 million in the Bank's net loan portfolio.

    Total cash and cash equivalents decreased $6.5 million, or 12.9%, from $50.3 million at March 31, 2025 to $43.8 million at June 30, 2025. The decrease in cash was primarily due to a $16.3 million decrease in total deposits, partially offset by net loan activity of $8.3 million.

    Total investment securities decreased $0.8 million, or 1.7%, to $45.5 million at June 30, 2025, compared to $46.3 million at March 31, 2025 due to scheduled principal payments received of approximately $0.8 million.

    Gross portfolio loans decreased $8.4 million, or 1.4%, to $605.3 million at June 30, 2025, compared to $613.7 million at March 31, 2025. The decrease was primarily due to attrition and payoffs of $22.7 million, partially offset by new loan originations of $10.9 million and loan pool purchases of $3.5 million. The level of payoffs and paydowns can be attributed to commercial real estate activity, as some borrowers capitalized on increased property values by selling collateral assets to payoff loans.

Liabilities and Equity

    Total liabilities decreased $15.3 million, or 2.2%, to $685.1 million at June 30, 2025, compared to $700.4 million at March 31, 2025, primarily due to a decrease of $16.3 million in total deposits, partially offset by an increase of $1.1 million in advances from the FHLB-NY and other borrowed money.

    Deposits decreased $16.3 million, or 2.5%, to $645.5 million at June 30, 2025, compared to $661.8 million at March 31, 2025. The decrease was primarily related to decreases in certificate of deposit and interest-bearing business checking and money market accounts. Certificates of deposit decreased in the current period due to the renewal of brokered deposits at lesser amounts.

    Advances from the FHLB-NY and other borrowed money increased $1.1 million, or 5.4%, to $21.3 million at June 30, 2025, compared to $20.2 million at March 31, 2025. During the first quarter of the current fiscal year, the Bank repaid a $1.8 million 12-month fixed-rate advance secured through the second round of the FHLB-NY 0% Development Advance (ZDA) Program, which provides members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. The Bank secured a new $2.9 million 12-month fixed-rate ZDA advance on June 30, 2025.

    Total equity decreased $1.1 million, or 3.7%, to $28.5 million at June 30, 2025, compared to $29.6 million at March 31, 2025. The decrease was due to a net loss of $1.2 million, partially offset by a decrease of $0.2 million in unrealized losses on securities available-for-sale for the three month period ended June 30, 2025.

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

Off-Balance Sheet Arrangements

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. At June 30, 2025, the Company had $4.2 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of June 30, 2025 was $13 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

Overview

The Company reported a net loss of $1.2 million for the three months ended June 30, 2025, compared to a net loss of $2.2 million for the comparable prior year quarter. The change in our results was primarily driven by an increase in non-interest income, partially offset by decreases in interest expense and provision for credit losses compared to the prior year period.

    The following table reflects selected operating ratios for the three months ended June 30, 2025 and 2024 (unaudited):

	Three Months Ended June 30,
Selected Financial Data:	2025		2024
Return on average assets (1)	(0.66)%		(1.18)%
Return on average stockholders' equity (2)	(15.80)%		(21.49)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(11.24)%		(16.18)%
Net interest margin (3)	3.22%		3.01%
Interest rate spread (4)	2.77%		2.48%
Efficiency ratio (5)	117.41%		131.44%
Operating expenses to average assets (6)	4.54%		4.36%
Average stockholders' equity to average assets (7)	4.17%		5.50%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	5.85%		7.30%
Average interest-earning assets to average interest-bearing liabilities	1.22	x	1.25	x

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

	Three Months Ended June 30,
$ in thousands	2025	2024
Average Stockholders' Equity	$29,796	$41,179
Average AOCI	(12,088)	(13,492)
Average Stockholders' Equity, excluding AOCI	$41,884	$54,671

Return on Average Stockholders' Equity	(15.80)%	(21.49)%
Return on Average Stockholders' Equity, excluding AOCI	(11.24)%	(16.18)%

Average Stockholders' Equity to Average Assets	4.17%	5.50%
Average Stockholders' Equity, excluding AOCI, to Average Assets	5.85%	7.30%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for credit losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income increased $0.1 million, or 1.8%, to $5.6 million for the three months ended June 30, 2025, compared to $5.5 million for the same quarter last year. The increase was primarily attributable to a $0.1 million decrease in interest expense.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three months ended June 30, 2025 and 2024. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended June 30,
	2025			2024
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$609,861	$8,426	5.53%	$622,859	$8,067	5.18%
Mortgage-backed securities	24,694	129	2.09%	26,093	140	2.15%
Investment securities(2)	28,622	231	3.23%	31,817	292	3.67%
Money market investments	38,588	418	4.34%	50,912	708	5.58%
Total interest-earning assets	701,765	9,204	5.25%	731,681	9,207	5.03%
Non-interest-earning assets	13,596			17,251
Total assets	$715,361			$748,932

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$42,693	$14	0.13%	$45,419	$208	1.84%
Savings and clubs	112,299	209	0.75%	112,845	147	0.52%
Money market	158,379	813	2.06%	157,487	583	1.49%
Certificates of deposit	239,191	2,240	3.76%	218,631	2,170	3.99%
Mortgagors deposits	3,941	10	1.02%	3,077	3	0.39%
Total deposits	556,503	3,286	2.37%	537,459	3,111	2.33%
Borrowed money	19,593	277	5.67%	47,208	592	5.04%
Total interest-bearing liabilities	576,096	3,563	2.48%	584,667	3,703	2.55%
Non-interest-bearing liabilities
Demand deposits	91,528			102,919
Other liabilities	17,941			20,167
Total liabilities	685,565			707,753
Stockholders' equity	29,796			41,179
Total liabilities and equity	$715,361			$748,932
Net interest income		$5,641			$5,504

Average interest rate spread			2.77%			2.48%

Net interest margin			3.22%			3.01%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income remained relatively flat at $9.2 million for the three months ended June 30, 2025 compared to the prior year period. Interest income on loans increased $0.3 million for the three months ended June 30, 2025, due to an increase in the average yield on the portfolio of 35 basis points. Interest income on mortgage-backed and investment securities were lower due to decreases in average balances and yields compared to the prior year quarter. Interest income on money market investments decreased $0.3 million for the three months ended June 30, 2025 due to a 124 basis point decrease in the average rate and $12.3 million decrease in the average balance of the Bank's interest-bearing account at the Federal Reserve Bank.

Interest Expense

Interest expense decreased $0.1 million, or 2.7% to $3.6 million for the three months ended June 30, 2025, compared to $3.7 million for the prior year quarter. Interest expense on deposits increased $0.2 million for the three months ended June 30, 2025. While the average yields on interest-bearing checking accounts and certificates of deposit decreased, the average rates on savings and money market accounts were higher compared to the prior year period, as the Bank offered promotional rates in an attempt to attract and retain deposits. Interest expense on advances and other borrowed money decreased $0.3 million for the three months ended June 30, 2025 due to a $27.6 million decrease in average balances of outstanding FHLB-NY advances.

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

The following table summarizes the activity in the ACL for the three months ended June 30, 2025 and 2024 and the fiscal year ended March 31, 2025:

$ in thousands	Three Months Ended June 30, 2025	Fiscal Year Ended March 31, 2025	Three Months Ended June 30, 2024
Beginning Balance	$6,337	$5,871	$5,871
Less: Charge-offs
Business	—	(289)	(128)
Consumer	(47)	(581)	(50)
Total charge-offs	(47)	(870)	(178)
Add: Recoveries
Business	6	10	2
Consumer	51	135	—
Total recoveries	57	145	2
Net charge-offs	10	(725)	(176)
Provision for (recovery of) credit losses
One-to-four family	(261)	(206)	45
Multifamily	519	100	42
Commercial real estate	(543)	243	12
Construction	(2)	2	2
Business	122	510	6
Consumer	137	589	153
Unallocated	2	(47)	—
Provision for credit losses	(26)	1,191	260
Ending Balance	$6,321	$6,337	$5,955

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)
Business	0.01%	(0.17)%	(0.30)%
Consumer	0.06%	(2.64)%	(1.26)%
Total loans	0.01%	(0.12)%	(0.11)%

Allowance to total loans	1.04%	1.03%	0.95%
Allowance to nonaccrual loans	25.84%	25.77%	57.79%

The Company recorded a $26 thousand recovery of credit loss for the three months ended June 30, 2025, compared to a $260 thousand provision for credit loss for the prior year quarter. Net recoveries of $10 thousand were recognized during the first quarter, compared to net charge-offs of $176 thousand in the prior year quarter.

At June 30, 2025, nonaccrual loans totaled $24.5 million, or 3.43% of total assets, compared to $24.6 million, or 3.37% of total assets at March 31, 2025. The ACL was $6.3 million at June 30, 2025, which represents a ratio of the ACL to nonaccrual loans of 25.84% compared to a ratio of 25.77% at March 31, 2025. The ratio of the ACL to total loans was 1.04% at June 30, 2025, compared to 1.03% at March 31, 2025.

Non-performing Assets

    Non-performing assets consist of nonaccrual loans, loans held-for-sale and property acquired in settlement of loans or other real estate owned (OREO), including foreclosure. When a borrower fails to make a payment on a loan, the Bank and/or its loan servicers take prompt steps to have the delinquency cured and the loan restored to current status. This includes a series of actions such as phone calls, letters, customer visits and, if necessary, legal action. In the event the loan has a guarantee, the Bank may seek to recover on the guarantee, including, where applicable, from the SBA. Loans that remain delinquent are reviewed for reserve provisions and charge-off. The Bank’s collection efforts continue after the loan is charged off, except when a determination is made that collection efforts have been exhausted or are not productive.

    In certain circumstances, the Bank may agree to modify the contractual terms of a borrower’s loan, including extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where such modifications are to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At June 30, 2025, modified loans to a borrower experiencing financial difficulty totaled $6.1 million, of which $5.7 million were classified as performing.

    At June 30, 2025, non-performing assets totaled $24.5 million, or 3.43% of total assets compared to $24.6 million, or 3.38% of total assets at March 31, 2025. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$2,507	$1,519	$1,874	$2,244	$2,650
Multifamily	2,871	3,937	2,249	1,708	2,206
Commercial real estate	6,963	6,747	6,104	4,522	4,522
Business	12,014	12,359	12,486	8,512	876
Consumer	103	33	98	139	50
Total nonaccrual loans	24,458	24,595	22,811	17,125	10,304
Other non-performing assets (2):
Real estate owned	52	52	52	52	52
Total non-performing assets (3)	$24,510	$24,647	$22,863	$17,177	$10,356

Nonaccrual loans to total loans	4.04%	4.01%	3.73%	2.77%	1.64%
Non-performing loans to total loans	4.04%	4.01%	3.73%	2.77%	1.64%
Non-performing assets to total assets	3.43%	3.38%	3.14%	2.30%	1.37%
Allowance to total loans	1.04%	1.03%	0.99%	1.01%	0.95%
Allowance to nonaccrual loans	25.84%	25.77%	26.55%	36.45%	57.79%

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

(3) Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At June 30, 2025, there were $5.7 million of these modified loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At June 30, 2025, the Bank had $2.6 million in subprime loans, or 0.4% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

Non-interest income increased $0.6 million, or 85.7%, to $1.3 million for the three months ended June 30, 2025, compared to $0.7 million for the prior year quarter due to increases in depository and loan fees and revenue from the Bank's participation in JPMorgan Chase's Empowering Change program.

Non-Interest Expense

    Non-interest expense remained relatively flat at $8.1 million for the three months ended June 30, 2025 compared to the prior year quarter. Employee compensation and FDIC premiums were higher compared to the prior year period, partially offset by reduced data processing and other non-interest expense.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2025, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At June 30, 2025, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of June 30, 2025, we are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    There have been no material changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2025.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    None.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    During the three months ended June 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of June 30, 2025 (unaudited) and March 31, 2025; (ii) Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2025 and 2024 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three months ended June 30, 2025 and 2024 (unaudited); (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024 (unaudited); and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2021.
(9)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2025

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	August 13, 2025	/s/ Donald Felix
Donald Felix
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2025	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)