Form 10-Q
period 2025-09-30
CARVER BANCORP INC
filed 2025-11-13
CIK 1016178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2025
Common Stock, par value $0.01	5,095,254

PART I. FINANCIAL INFORMATION

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

$ in thousands except per share data	September 30, 2025	March 31, 2025
ASSETS
Cash and cash equivalents:
Cash and due from banks	$40,242	$49,810
Money market investments	505	505
Total cash and cash equivalents	40,747	50,315
Investment securities:
Available-for-sale, at fair value (amortized cost of $55,076 and $56,475, respectively)	44,069	44,522
Held-to-maturity, at amortized cost (fair value of $1,619 and $1,698, respectively)	1,650	1,750
Total investment securities	45,719	46,272
Loans receivable:
Real estate mortgage loans	406,080	423,023
Commercial business loans	161,515	164,964
Consumer loans	25,337	25,697
Loans, net of deferred fees and costs	592,932	613,684
Allowance for credit losses	(6,129)	(6,337)
Total loans receivable, net	586,803	607,347
Premises and equipment, net	1,942	2,010
Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost	1,148	853
Accrued interest receivable	3,092	2,980
Right-of-use assets	6,951	8,247
Other assets	11,531	11,967
Total assets	$697,933	$729,991

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest bearing checking	$91,214	$89,538
Interest-bearing deposits:
Interest-bearing checking	42,185	44,453
Savings	110,649	111,365
Money market	165,761	161,592
Certificates of deposit	212,326	252,129
Escrow	3,457	2,760
Total interest-bearing deposits	534,378	572,299
Total deposits	625,592	661,837
Advances from the FHLB-NY and other borrowed money	27,546	20,243
Operating lease liability	7,529	8,869
Other liabilities	10,337	9,464
Total liabilities	671,004	700,413
Commitments and contingencies (Note 8)	—	—

EQUITY
Preferred stock, (par value $0.01 per share: 9,557 Series D shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,557	9,557
Preferred stock (par value $0.01 per share: 3,177 Series E shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	3,177	3,177
Preferred stock (par value $0.01 per share: 9,000 Series F shares, with a liquidation preference of $1,000 per share, issued and outstanding, respectively)	9,000	9,000
Common stock (par value 0.01 per share: 10,000,000 shares authorized; 7,790,903 and 7,644,675 shares issued; 5,287,100 and 5,140,872 shares outstanding, respectively)	78	78
Additional paid-in capital	87,933	87,920
Accumulated deficit	(68,901)	(65,293)
Treasury stock, at cost (2,503,803 shares, respectively)	(2,908)	(2,908)
Accumulated other comprehensive loss	(11,007)	(11,953)
Total equity	26,929	29,578
Total liabilities and equity	$697,933	$729,991
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands, except per share data	2025	2024	2025	2024
Interest income:
Loans	$7,765	$8,711	$16,191	$16,778
Mortgage-backed securities	127	133	256	273
Investment securities	216	288	447	580
Money market investments	459	694	877	1,402
Total interest income	8,567	9,826	17,771	19,033

Interest expense:
Deposits	3,147	3,233	6,433	6,344
Advances and other borrowed money	288	598	565	1,190
Total interest expense	3,435	3,831	6,998	7,534

Net interest income	5,132	5,995	10,773	11,499
(Recovery of) provision for credit losses	(15)	461	(41)	721
Net interest income after provision for (recovery of) credit losses	5,147	5,534	10,814	10,778

Non-interest income:
Depository fees and charges	675	545	1,348	1,083
Loan fees and service charges	249	73	407	44
Loss on sale of loans, net	—	(191)	—	(191)
Grant income	—	—	—	80
Other	325	157	762	273
Total non-interest income	1,249	584	2,517	1,289

Non-interest expense:
Employee compensation and benefits	3,532	3,542	7,213	7,043
Net occupancy expense	1,195	1,279	2,425	2,476
Equipment, net	639	550	1,229	1,130
Data processing	704	793	1,288	1,525
Consulting fees	722	201	859	280
Federal deposit insurance premiums	214	159	447	329
Other	1,821	1,707	3,478	3,609
Total non-interest expense	8,827	8,231	16,939	16,392

Loss before income taxes	(2,431)	(2,113)	(3,608)	(4,325)
Income tax expense	—	—	—	—
Net loss	$(2,431)	$(2,113)	$(3,608)	$(4,325)

Loss per common share:
Basic	$(0.46)	$(0.41)	$(0.68)	$(0.84)
Diluted	(0.46)	(0.41)	(0.68)	(0.84)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Net loss	$(2,431)	$(2,113)	$(3,608)	$(4,325)
Other comprehensive income, net of tax:
Change in unrealized gain (loss) of securities available-for-sale, net of income tax expense of $0 (due to full valuation allowance)	822	2,122	946	1,859
Total other comprehensive income, net of tax	822	2,122	946	1,859
Total comprehensive loss (income), net of tax	$(1,609)	$9	$(2,662)	$(2,466)

See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three and Six Months Ended September 30, 2025 and 2024
(Unaudited)

$ in thousands	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
Three Months Ended September 30, 2025
Balance — June 30, 2025	$21,734	$78	$87,933	$(66,470)	$(2,908)	$(11,829)	$28,538
Net loss	—	—	—	(2,431)	—	—	(2,431)
Other comprehensive loss, net of taxes	—	—	—	—	—	822	822
Balance — September 30, 2025	$21,734	$78	$87,933	$(68,901)	$(2,908)	$(11,007)	$26,929

Six Months Ended September 30, 2025
Balance — March 31, 2025	$21,734	$78	$87,920	$(65,293)	$(2,908)	$(11,953)	$29,578
Net loss	—	—	—	(3,608)	—	—	(3,608)
Other comprehensive loss, net of taxes	—	—	—	—	—	946	946
Stock based compensation expense	—	—	13	—	—	—	13
Balance — September 30, 2025	$21,734	$78	$87,933	$(68,901)	$(2,908)	$(11,007)	$26,929

Three Months Ended September 30, 2024
Balance — June 30, 2024	$21,734	$77	$87,687	$(53,761)	$(2,908)	$(12,968)	$39,861
Net loss	—	—	—	(2,113)	—	—	(2,113)
Other comprehensive loss, net of taxes	—	—	—	—	—	2,122	2,122
Balance — September 30, 2024	$21,734	$77	$87,687	$(55,874)	$(2,908)	$(10,846)	$39,870

Six Months Ended September 30, 2024
Balance — March 31, 2024	$21,734	$77	$87,660	$(51,549)	$(2,908)	$(12,705)	$42,309
Net loss	—	—	—	(4,325)	—	—	(4,325)
Other comprehensive loss, net of taxes	—	—	—	—	—	1,859	1,859
Stock based compensation expense	—	—	27	—	—	—	27
Balance — September 30, 2024	$21,734	$77	$87,687	$(55,874)	$(2,908)	$(10,846)	$39,870
See accompanying notes to consolidated financial statements

CARVER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
$ in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,608)	$(4,325)

Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery of) provision for credit losses	(41)	721
Stock based compensation expense	13	27
Depreciation and amortization expense	368	439
Loss on sale of loans, net	—	191
Income from bank owned life insurance	(83)	(80)
Amortization and accretion of loan premiums and discounts and deferred charges, net	356	209
Amortization and accretion of premiums and discounts — securities	77	97
Increase in accrued interest receivable	(112)	(1,192)
Decrease (increase) in other assets	352	(659)
Increase (decrease) in other liabilities	863	(804)
Net cash used in operating activities	(1,815)	(5,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments, maturities and calls of investments: Available-for-sale	1,325	1,683
Proceeds from principal payments, maturities and calls of investments: Held-to-maturity	99	143
Loans held-for investment, net of (originations) and repayments/payoffs and maturities	19,784	3,222
Proceeds from loans sold	550	143
(Purchase) redemption of FHLB-NY stock, net	(295)	339
Purchase of premises and equipment	(284)	(260)
Net cash provided by investing activities	21,179	5,270
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(36,245)	3,812
Proceeds from short-term borrowings	5,000	—
Proceeds from long-term borrowings	4,127	1,814
Repayment of long-term borrowings	(1,814)	(10,000)
Net cash used in financing activities	(28,932)	(4,374)
Net decrease in cash and cash equivalents	(9,568)	(4,480)
Cash and cash equivalents at beginning of period	50,315	59,025
Cash and cash equivalents at end of period	$40,747	$54,545

Supplemental cash flow information:
Noncash financing and investing activities
Recognition of finance lease asset	13	—
Recognition of finance lease liability	13	—

Cash paid for:
Interest	$6,583	$7,502
Tax on capital	110	127
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

    In September 2003, the Company formed Carver Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of floating rate junior subordinated debentures of the Company. On September 17, 2003, Carver Statutory Trust I issued 13,000 shares, liquidation amount $1,000 per share, of floating rate capital securities.  Gross proceeds from the sale of these trust preferred debt securities of $13 million, and proceeds from the sale of the trust's common securities of $0.4 million, were used to purchase approximately $13.4 million aggregate principal amount of the Company's floating rate junior subordinated debt securities due 2033.  The trust preferred debt securities are redeemable at par quarterly at the option of the Company beginning on or after September 17, 2008, and have a mandatory redemption date of September 17, 2033. Cash distributions on the trust preferred debt securities are cumulative and payable at a floating rate per annum resetting quarterly with a margin of 3.05% over the three-month SOFR. Debenture interest payments are subject to prior approval from the Federal Reserve Bank. A streamlined process has been developed for the Company to request regulatory approval to make debenture interest payments, although there is no assurance that the Federal Reserve Bank will approve such quarterly payments. All quarterly interest payments up to and including the March 2025 payment were made. The Company has deferred the quarterly interest payment beginning with the payment due June 17, 2025 in order to manage liquidity. Debenture interest payments may be deferred for up to twenty consecutive quarters under the terms of the Indenture. The interest rate was 7.33% and the deferred interest was $567 thousand at September 30, 2025.

    While Carver does not pay a regular quarterly cash dividend on its common stock, in the future, Carver may rely on dividends from Carver Federal to pay cash dividends to its stockholders and to engage in share repurchase programs. In recent years, Carver has been successful in obtaining cash independently through its capital raising efforts, which may include cash from government grants or below market-rate loans. As the subsidiary of a savings and loan association holding company, Carver Federal must file a notice or an application (depending on the proposed dividend amount) with the Office of the Comptroller of the Currency (the "OCC"), and an application with the Board of Governors of the Federal Reserve (the "FRB") prior to the declaration of each capital distribution. The OCC will disallow any proposed dividend that, among other reasons, would result in Carver Federal’s failure to meet the OCC minimum capital requirements.

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

    The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of the interim period are presented. Operating results for the three and six month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended March 31, 2026. The consolidated balance sheet at September 30, 2025 has been derived from the unaudited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period then ended. These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended March 31, 2025. Amounts subject to significant estimates and assumptions are items such as the allowance for credit losses, realization of deferred tax assets, and the fair value of financial instruments. While management uses available information to recognize losses on loans, future additions to the allowance for credit loss or future writedowns of real estate owned may be necessary based on changes in economic conditions in the areas where Carver Federal has extended mortgages and other credit instruments. Actual results could differ significantly from those assumptions. Current market conditions increase the risk and complexity of the judgments in these estimates.

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.

Recent Events

The business climate continues to present significant challenges as banks continue to absorb heightened regulatory costs and compete for limited loan demand. Inflation remains somewhat elevated and rates remain high and affect customer demand. The Federal Reserve approved two interest rate cuts in September and October 2025, lowering the overnight borrowing rate to a range of 3.75% to 4%, the lowest in three years. For Carver, the economic climate of New York City (“the

City”), in particular, impacts our business as the City lags behind the rest of New York State and the nation both in job growth and levels of unemployment. The City's local area inflation has exceeded the national rate, primarily due to housing costs, and its unemployment rate remains high at 4.9%, exceeding the national average. On July 4, 2025, President Trump signed into law the legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" and commonly referred to as the One Big Beautiful Bill (the Act). The Company is evaluating income tax implications of the Act. The Company does not currently expect the Act to have a material impact on the Company's financial statements.

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
Recent Accounting Standards

Accounting Standards Recently Adopted

On April 1, 2025, the Company adopted ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which enhances income tax disclosures to help investors better assess how a company's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update requires further disaggregated information about a reporting entity's effective tax rate reconciliation and information on income taxes paid and should be applied on a prospective basis with an option for retrospective application. The adoption of the standard will not have a material impact on the Company's consolidated financial statements.

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

NOTE 3. LOSS PER COMMON SHARE

    The following table reconciles the loss attributable to common shareholders (numerator) and the weighted average common stock outstanding (denominator) for both basic and diluted loss per share for the following periods:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands except per share data	2025	2024	2025	2024
Net loss attributable to common shareholders	$(2,431)	$(2,113)	$(3,608)	$(4,325)

Weighted average common shares outstanding - basic	5,286,692	5,140,872	5,285,540	5,140,872
Weighted average common shares outstanding – diluted	5,286,692	5,140,872	5,285,540	5,140,872

Basic loss per common share	$(0.46)	$(0.41)	$(0.68)	$(0.84)
Diluted loss per common share	(0.46)	(0.41)	(0.68)	(0.84)

The Company has preferred shares which are entitled to receive dividends if declared on the Company's common stock and are therefore considered to be participating securities. Basic earnings (loss) per share (“EPS”) is computed using the two class method. This calculation divides net income (loss) available to common stockholders after the allocation of undistributed earnings to the participating securities by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. These potentially dilutive shares are then included in the weighted average number of shares outstanding for the period. Dilution calculations are not applicable to net loss periods. For the three and six months ended September 30, 2025 and 2024, all restricted shares and outstanding stock options were anti-dilutive.

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

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The following tables set forth changes in each component of accumulated other comprehensive loss, net of tax for the six months ended September 30, 2025 and 2024:

$ in thousands	At March 31, 2025	Other Comprehensive Income, net of tax	At September 30, 2025
Net unrealized loss on securities available-for-sale	$(11,953)	$946	$(11,007)

$ in thousands	At March 31, 2024	Other Comprehensive Income, net of tax	At September 30, 2024
Net unrealized loss on securities available-for-sale	$(12,705)	$1,859	$(10,846)

    There were no reclassifications out of accumulated other comprehensive loss to the consolidated statement of operations for the six months ended September 30, 2025 and 2024.

NOTE 6. INVESTMENT SECURITIES

At September 30, 2025, securities with fair value of $44.1 million, or 96.4%, of the Bank’s total securities were classified as available-for-sale, and securities with amortized cost of $1.7 million, or 3.6%, were classified as held-to-maturity, compared to $44.5 million and $1.8 million at March 31, 2025, respectively. The Bank had no securities classified as trading at September 30, 2025 and March 31, 2025.

    Other investments as of September 30, 2025 primarily consisted of the Company and Bank's investments in limited partnership Community Capital Funds and a $5.1 million bank-owned life insurance policy ("BOLI") purchased during the first quarter of fiscal year 2023 as a channel to add to the Company's non-interest income revenue by means of an investment considered safe and sound by the Company's regulators. The investments in the limited partnerships are measured using the equity method. The BOLI is carried at the cash surrender value of the underlying policies. Income generated from the investments and the increase in the cash surrender value of the BOLI is included in other non-interest income on the Statements of Operations. Other investments totaled $6.9 million at September 30, 2025 and are included in Other Assets on the Statements of Financial Condition.

    The following tables set forth the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2025 and March 31, 2025:

	At September 30, 2025
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$189	$5	$—	$194
Federal Home Loan Mortgage Corporation	18,141	—	(3,725)	14,416
Federal National Mortgage Association	9,878	—	(1,918)	7,960
Total mortgage-backed securities	28,208	5	(5,643)	22,570
U.S. Government Agency Securities	3,945	1	(14)	3,932
Corporate Bonds	5,261	—	(2,376)	2,885
Muni Securities	17,662	—	(2,980)	14,682
Total available-for-sale	$55,076	$6	$(11,013)	$44,069

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$242	$—	$(4)	$238
Federal National Mortgage Association and Other	1,408	—	(27)	1,381
Total held-to maturity	$1,650	$—	$(31)	$1,619

	At March 31, 2025
	Amortized	Gross Unrealized
$ in thousands	Cost	Gains	Losses	Fair Value
Available-for-Sale:
Mortgage-backed Securities:
Government National Mortgage Association	$204	$5	$—	$209
Federal Home Loan Mortgage Corporation	18,779	—	(4,017)	14,762
Federal National Mortgage Association	10,231	—	(2,130)	8,101
Total mortgage-backed securities	29,214	5	(6,147)	23,072
U.S. Government Agency Securities	4,326	—	(16)	4,310
Corporate Bonds	5,262	—	(2,442)	2,820
Muni Securities	17,673	—	(3,353)	14,320
Total available-for-sale	$56,475	$5	$(11,958)	$44,522

Held-to-Maturity:
Mortgage-backed Securities:
Government National Mortgage Association	$249	$—	$(9)	$240
Federal National Mortgage Association and Other	1,501	—	(43)	1,458
Total held-to-maturity	$1,750	$—	$(52)	$1,698

There were no sales of available-for-sale and held-to-maturity securities for the six months ended September 30, 2025 and September 30, 2024.

    The following tables set forth the unrealized losses and fair value of securities in an unrealized loss position at September 30, 2025 and March 31, 2025 for less than 12 months and 12 months or longer:

	At September 30, 2025
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(5,643)	$22,376	$(5,643)	$22,376
U.S. Government Agency securities	(10)	2,256	(4)	524	(14)	2,780
Corporate bonds	—	—	(2,376)	2,885	(2,376)	2,885
Muni securities	—	—	(2,980)	14,682	(2,980)	14,682
Total available-for-sale securities	$(10)	$2,256	$(11,003)	$40,467	$(11,013)	$42,723
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(31)	$1,593	$(31)	$1,593
Total held-to-maturity securities	$—	$—	$(31)	$1,593	$(31)	$1,593

	At March 31, 2025
	Less than 12 months		12 months or longer		Total
$ in thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Available-for-Sale:
Mortgage-backed securities	$—	$—	$(6,147)	$22,863	$(6,147)	$22,863
U.S. Government Agency securities	(11)	3,467	(5)	843	(16)	4,310
Corporate bonds	—	—	(2,442)	2,820	(2,442)	2,820
Muni securities	—	—	(3,353)	14,320	(3,353)	14,320
Total available-for-sale securities	$(11)	$3,467	$(11,947)	$40,846	$(11,958)	$44,313
Held-to-Maturity:
Mortgage-backed securities	$—	$—	$(52)	$1,670	$(52)	$1,670
Total held-to-maturity securities	$—	$—	$(52)	$1,670	$(52)	$1,670

    Management reviews the investment portfolio on a quarterly basis to identify and evaluate each investment that has an unrealized holding loss. A total of 21 available-for-sale and held-to-maturity securities had an unrealized loss at September 30, 2025 compared to 22 at March 31, 2025. Mortgage-backed securities, U.S. government agency securities, municipal securities and a corporate bond security represented 52.4%, 6.5%, 34.4% and 6.8%, respectively, of total available-for-sale securities in an unrealized loss position at September 30, 2025. There were seven mortgage-backed securities, one U.S. government agency securities, one corporate bond and six municipal securities that had an unrealized loss position for more than 12 months at September 30, 2025. Management has evaluated available-for-sale securities that are in an unrealized loss position and determined that the declines in fair value are attributable to market volatility, and not credit quality or other factors. Given the high credit quality of the mortgage-backed securities, which are backed by explicit U.S. government guarantees, or guarantees by government sponsored enterprises that have credit ratings and perceived credit risk comparable to the U.S. government, the high credit quality and strong financial performance of the U.S. government agency and the results of the individual analyses and continuous surveillance on the municipal securities, as well as the corporate security that is a reputable institution in good financial standing, the risk of credit loss is minimal. Management believes that these unrealized losses are a direct result of the current rate environment and the Company has the ability and intent to hold the securities until maturity or the valuations recover. The Bank's held-to-maturity portfolio consists of five mortgage-backed securities that were in an unrealized loss position for more than 12 months at September 30, 2025. These securities are either fully guaranteed or issued by a government sponsored enterprise, which has a credit rating and perceived credit risk comparable to the U.S. government. As such, no allowance for credit losses on securities available-for-sale or held-to-maturity have been established as of September 30, 2025.

    The following is a summary of the amortized cost and fair value of debt securities at September 30, 2025, by remaining period to contractual maturity (ignoring earlier call dates, if any).  Actual maturities may differ from contractual maturities because certain security issuers have the right to call or prepay their obligations.  The table below does not consider the effects of possible prepayments or unscheduled repayments.

$ in thousands	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
One through five years	$528	$524	5.63%
Five through ten years	15,155	12,765	2.27%
After ten years	11,185	8,210	3.90%
Mortgage-backed securities	28,208	22,570	1.64%
Total	$55,076	$44,069	2.29%
Held-to-maturity:
Mortgage-backed securities	$1,650	$1,619	2.87%

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

    The following is a summary of loans receivable, net of allowance for credit losses at September 30, 2025 and March 31, 2025:

	September 30, 2025		March 31, 2025
$ in thousands	Amount	Percent	Amount	Percent
Loans receivable:
One-to-four family	$70,936	12.0%	$74,387	12.1%
Multifamily	162,435	27.4%	165,812	27.0%
Commercial real estate	168,016	28.3%	178,257	29.1%
Construction	4,693	0.8%	4,567	0.7%
Business (1)	161,515	27.2%	164,964	26.9%
Consumer (2)	25,337	4.3%	25,697	4.2%
Total loans receivable	$592,932	100.0%	$613,684	100.0%

Allowance for credit losses	(6,129)		(6,337)
Total loans receivable, net	$586,803		$607,347
(1) Includes PPP loans and business overdrafts
(2) Includes personal loans and consumer overdrafts

The totals above are shown net of deferred loan fees and costs. Net deferred loan fees totaled $2.4 million and $2.6 million at September 30, 2025 and March 31, 2025, respectively.

The following is an analysis of the allowance for credit losses based upon the method of evaluating loan reserves under the expected loss methodology for the three and six months ended September 30, 2025 and 2024, and the fiscal year ended March 31, 2025.

Three months ended September 30, 2025
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Other	Total
Allowance for credit losses:
Beginning Balance	$1,538	$1,339	$922	$1	$1,774	$734	$13	$6,321
Charge-offs	—	—	—	—	(39)	(142)	—	(181)
Recoveries	—	—	—	—	2	2	—	4
Provision for (recovery of) Credit Losses	(54)	(39)	15	—	—	32	31	(15)
Ending Balance	$1,484	$1,300	$937	$1	$1,737	$626	$44	$6,129

Six months ended September 30, 2025
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Other	Total
Allowance for credit losses:
Beginning Balance	$1,799	$820	$1,465	$3	$1,646	$593	$11	$6,337
Charge-offs	—	—	—	—	(39)	(189)	—	(228)
Recoveries	—	—	—	—	8	53	—	61
Provision for (recovery of) Credit Losses	(315)	480	(528)	(2)	122	169	33	(41)
Ending Balance	$1,484	$1,300	$937	$1	$1,737	$626	$44	$6,129

Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	$1,484	$1,300	$876	$1	$1,674	$524	$44	$5,903
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	61	—	63	102	—	226

Loan Receivables Ending Balance:	$70,936	$162,435	$168,016	$4,693	$161,515	$25,337	$—	$592,932
Ending Balance: collectively evaluated for impairment	68,476	156,476	159,979	4,693	147,335	25,146	—	562,105
Ending Balance: individually evaluated for impairment	2,460	5,959	8,037	—	14,180	191	—	30,827

At March 31, 2025
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Other	Total
Allowance for Credit Losses Ending Balance:	$1,799	$820	$1,465	$3	$1,646	$593	$11	$6,337
Allowance for Credit Losses Ending Balance: collectively evaluated for impairment	1,799	820	1,404	3	1,547	560	11	6,144
Allowance for Credit Losses Ending Balance: individually evaluated for impairment	—	—	61	—	99	33	—	193

Loan Receivables Ending Balance:	$74,387	$165,812	$178,257	$4,567	$164,964	$25,697	$—	$613,684
Ending Balance: collectively evaluated for impairment	72,888	161,879	169,935	4,567	151,885	25,664	—	586,818
Ending Balance: individually evaluated for impairment	1,499	3,933	8,322	—	13,079	33	—	26,866

Three months ended September 30, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Other	Total
Allowance for credit losses:
Beginning Balance	$2,050	$762	$1,234	$3	$1,295	$553	$58	$5,955
Charge-offs	—	—	—	—	(100)	(77)	—	(177)
Recoveries	—	—	—	—	2	1	—	3
Provision for (recovery of) Credit Losses	(37)	(3)	13	1	342	130	15	461
Ending Balance	$2,013	$759	$1,247	$4	$1,539	$607	$73	$6,242

Six months ended September 30, 2024
$ in thousands	One-to-four family	Multifamily	Commercial Real Estate	Construction	Business	Consumer	Other	Total
Allowance for credit losses:
Beginning Balance	$2,005	$720	$1,222	$1	$1,415	$450	$58	$5,871
Charge-offs	—	—	—	—	(228)	(127)	—	(355)
Recoveries	—	—	—	—	4	1	—	5
Provision for (recovery of) Credit Losses	8	39	25	3	348	283	15	721
Ending Balance	$2,013	$759	$1,247	$4	$1,539	$607	$73	$6,242

The following is a summary of nonaccrual loans, at amortized cost, at September 30, 2025 and March 31, 2025.

	September 30, 2025
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$3,222	$—	$3,222
Multifamily	4,522	—	4,522
Commercial real estate	6,956	—	6,956
Business	9,494	2,295	11,789
Consumer	63	128	191
Total nonaccrual loans	$24,257	$2,423	$26,680

	March 31, 2025
$ in thousands	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans
Gross loans receivable:
One-to-four family	$1,519	$—	$1,519
Multifamily	3,937	—	3,937
Commercial real estate	4,545	2,202	6,747
Business	12,255	104	12,359
Consumer	—	33	33
Total nonaccrual loans	$22,256	$2,339	$24,595

    Nonaccrual loans generally consist of loans for which the accrual of interest has been discontinued as a result of such loans becoming 90 days or more delinquent as to principal and/or interest payments.  Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income. Interest income on nonaccrual loans is recorded when received based upon the collectability of the loan. There was no interest income recognized on nonaccrual loans during the six months ended September 30, 2025.

    At September 30, 2025 and March 31, 2025, other non-performing assets totaled $52 thousand, which consisted of other real estate owned comprised of one foreclosed residential property. Other real estate owned is included in other assets in the consolidated statements of financial condition. There were no held-for-sale loans at September 30, 2025 and March 31, 2025.

    Although we believe that substantially all risk elements at September 30, 2025 have been disclosed, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans.

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

The following tables present the amortized cost of loans by year of origination and risk category by class of loans based on the most recent analysis performed in the current quarter as of September 30, 2025 and March 31, 2025:

At September 30, 2025
$ in thousands	2025	2024	2023	2022	2021	2020 and earlier	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$858	$1,712	$6,467	$48,007	$38,476	$53,115	$148,635
Special Mention	—	—	—	1,583	7,841	—	9,424
Substandard	—	—	—	1,126	2,180	1,070	4,376
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	858	1,712	6,467	50,716	48,497	54,185	162,435

Commercial Real Estate
Pass	$3,826	$12,781	$28,654	$29,572	$19,284	$63,445	$157,562
Special Mention	—	—	—	—	—	2,183	2,183
Substandard	—	—	—	915	2,203	5,153	8,271
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	3,826	12,781	28,654	30,487	21,487	70,781	168,016

Construction
Pass	$—	$—	$4,693	$—	$—	$—	$4,693
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	—	—	4,693	—	—	—	4,693

Business
Pass	$12,916	$23,734	$17,836	$24,350	$34,196	$30,524	$143,556
Special Mention	—	—	—	1,786	1,972	—	3,758
Substandard	—	41	33	9,347	4,396	384	14,201
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	12,916	23,775	17,869	35,483	40,564	30,908	161,515
Gross charge-offs	—	—	39	—	—	—	39

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—	$—	$19,510	$3,764	$12,410	$32,792	$68,476
Non-Performing	—	—	—	—	—	2,460	2,460
Total	—	—	19,510	3,764	12,410	35,252	70,936

Consumer
Performing	$14,093	$3,746	$6,542	$178	$—	$587	$25,146
Non-Performing	51	30	90	20	—	—	191
Total	14,144	3,776	6,632	198	—	587	25,337
Gross charge-offs	—	56	115	18	—	—	189

Total Loans (excluding gross charge-offs)	$31,744	$42,044	$83,825	$120,648	$122,958	$191,713	$592,932

At March 31, 2025
$ in thousands	2025	2024	2023	2022	2021	2020 and earlier	Total
Credit Risk Profile by Internally Assigned Grade:
Multifamily
Pass	$—	$1,719	$6,501	$50,072	$37,122	$57,167	$152,581
Special Mention	—	—	—	—	10,004	—	10,004
Substandard	—	—	—	1,093	1,380	754	3,227
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	—	1,719	6,501	51,165	48,506	57,921	165,812

Commercial Real Estate
Pass	$1,750	$12,913	$28,834	$30,728	$20,250	$71,793	166,268
Special Mention	—	—	—	—	3,023	644	3,667
Substandard	—	—	—	—	3,800	4,522	8,322
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	1,750	12,913	28,834	30,728	27,073	76,959	178,257

Construction
Pass	$—	$—	$4,567	$—	$—	$—	4,567
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	—	—	4,567	—	—	—	4,567

Business
Pass	$2,807	$24,325	$18,978	$25,906	$39,992	$38,115	150,123
Special Mention	—	—	—	1,803	438	—	2,241
Substandard	—	—	—	7,950	4,307	343	12,600
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	2,807	24,325	18,978	35,659	44,737	38,458	164,964
Gross charge-offs	—	—	—	160	—	129	289

Credit Risk Profile Based on Payment Activity:
One-to-four Family
Performing	$—	$—	$20,793	$3,764	$12,411	$35,920	72,888
Non-Performing	—	—	—	—	—	1,499	1,499
Total	—	—	20,793	3,764	12,411	37,419	74,387

Consumer
Performing	$11,206	$4,556	$8,384	$304	$—	$1,193	25,643
Non-Performing	—	22	17	15	—	—	54
Total	11,206	4,578	8,401	319	—	1,193	25,697
Gross charge-offs	—	52	303	14	—	212	581

Total Loans (excluding gross charge-offs)	$15,763	$43,535	$88,074	$121,635	$132,727	$211,950	$613,684

    Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. The following tables present an aging analysis of the amortized cost of past due loans receivables at September 30, 2025 and March 31, 2025.
.

September 30, 2025
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$—	$1,290	$3,080	$4,370	$66,566	$70,936
Multifamily	—	3,809	4,423	8,232	154,203	162,435
Commercial real estate	—	—	6,953	6,953	161,063	168,016
Construction	—	—	—	—	4,693	4,693
Business	71	2,985	8,475	11,531	149,984	161,515
Consumer	33	122	108	263	25,074	25,337
Total	$104	$8,206	$23,039	$31,349	$561,583	$592,932

March 31, 2025
$ in thousands	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivables
One-to-four family	$804	$—	$1,499	$2,303	$72,084	$74,387
Multifamily	7,521	1,093	2,840	11,454	154,358	165,812
Commercial real estate	1,314	—	6,722	8,036	170,221	178,257
Construction	—	—	—	—	4,567	4,567
Business	9,265	956	12,156	22,377	142,587	164,964
Consumer	108	85	33	226	25,471	25,697
Total	$19,012	$2,134	$23,250	$44,396	$569,288	$613,684

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulty. All substandard and doubtful loans and any other loans that the Chief Credit Officer deems appropriate for review, are identified and reviewed for individual analysis. The following table presents the amortized cost of collateral dependent loans with the associated allowance amount, if applicable, as of September 30, 2025 and March 31, 2025:

	At September 30, 2025			At March 31, 2025
	Collateral Type			Collateral Type
$ in thousands	Real Estate	Other	Allowance Allocated	Real Estate	Other	Allowance Allocated
One-to-four family	$2,460	$—	$—	$1,012	$487	$—
Multifamily	5,959	—	—	3,933	—	—
Commercial real estate	8,037	—	61	8,322	—	61
Business	14,043	137	63	13,018	62	99
Consumer	—	191	102	4	28	33
	$30,499	$328	$226	$26,289	$577	$193

Real estate collateral includes one-to-four family, multifamily and commercial properties. Collateral types securing business loans include accounts receivable. There have been no significant changes to the types of collateral securing the Bank's collateral dependent loans.

In certain circumstances, the Bank will modify the terms of a loan, including extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. Loans modified are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. There were no loan modifications to borrowers experiencing financial difficulty made during the six months ended September 30, 2025 and 2024. At September 30, 2025, loans modified to borrowers experiencing financial difficulty totaled $1.4 million, $412 thousand of which were non-performing as they were either not consistently performing in accordance with their modified terms or not performing in accordance with their modified terms for at least six months. There were two modified loans totaling $0.9 million that were on accrual status as the Company has determined that future collection of the principal and interest is reasonably assured. These have generally performed according to the restructured terms for a period of at least six months. For the periods ended September 30, 2025 and 2024, there were no modified loans that defaulted within 12 months of modification.

Transactions With Certain Related Persons

    Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, loans above the greater of $25,000, or 5% of Carver Federal’s capital and surplus (up to $500,000), to Carver Federal’s directors and executive officers must be approved in advance by a majority of the disinterested members of Carver Federal’s Board of Directors. There were no loans outstanding to related parties at September 30, 2025.

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

The following table reflects the Bank's outstanding commitments as of September 30, 2025 and March 31, 2025:

$ in thousands	September 30, 2025	March 31, 2025
Commitments to fund mortgage loans	$4,000	$—
Commitments to fund commercial and consumer loans	1,276	—
Lines of credit	3,786	3,836
Letters of credit	412	412
Commitment to fund private equity investment	657	720
	$10,131	$4,968

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense using CECL expected loss methodology. The allowance for credit losses on off-balance sheet credit exposures was $14 thousand as of September 30, 2025 and is included in Other Liabilities in the consolidated statements of financial condition.

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

    The following table presents, by valuation hierarchy, assets that are measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2025, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$—	$—
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	194	—	194
Federal Home Loan Mortgage Corporation	—	14,416	—	14,416
Federal National Mortgage Association	—	7,960	—	7,960
U.S. Government Agency securities	—	3,932	—	3,932
Corporate bonds	—	2,885	—	2,885
Muni securities	—	14,682	—	14,682
Total available-for-sale securities	—	44,069	—	44,069
Total assets	$—	$44,069	$—	$44,069

	Fair Value Measurements at March 31, 2025, Using
$ in thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Mortgage servicing rights	$—	$—	$130	$130
Investment securities
Available-for-sale:
Mortgage-backed securities:
Government National Mortgage Association	—	209	—	209
Federal Home Loan Mortgage Corporation	—	14,762	—	14,762
Federal National Mortgage Association	—	8,101	—	8,101
U.S. Government Agency securities	—	4,310	—	4,310
Corporate bonds	—	2,820	—	2,820
Muni securities	—	14,320	—	14,320
Total available-for-sale securities	—	44,522	—	44,522
Total assets	$—	$44,522	$130	$44,652

    Instruments for which unobservable inputs are significant to their fair value measurement (i.e., Level 3) include mortgage servicing rights (“MSR”). Level 3 assets accounted for 0.02% of the Company’s total assets at March 31, 2025. There were no level 3 assets at September 30, 2025.

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

    During the six months ended September 30, 2025, there were no transfers of investments into or out of each level of the fair value hierarchy.

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

    The following table includes a rollforward of assets classified by the Company within Level 3 of the valuation hierarchy for the six months ended September 30, 2025 and 2024:

$ in thousands	Beginning balance, April 1, 2025	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2025	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2025
Mortgage servicing rights	$130	(130)	—	—	$—	$—

$ in thousands	Beginning balance, April 1, 2024	Total Realized/Unrealized Gains/(Losses) Recorded in Income (1)	Issuances / (Settlements)	Transfers to/(from) Level 3	Ending balance, September 30, 2024	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2024
Mortgage servicing rights	$140	(9)	—	—	$131	$(8)
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
(1) Represents annualized loan repayment rate assumptions (ZMUPT model)

    Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g. when there is evidence of impairment). The following table presents assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2025 and March 31, 2025, and that are included in the Company’s Consolidated Statements of Financial Condition at these dates:

	Fair Value Measurements at September 30, 2025 Using
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

    For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2025 and March 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

$ in thousands	Fair Value September 30, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

$ in thousands	Fair Value March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Other real estate owned	$52	Appraisal of collateral	Appraisal adjustments	7.5% cost to sell

    The fair values of collateral dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

    Other real estate owned represents property acquired by the Bank in settlement of loans less costs to sell (i.e., through foreclosure, repossession or as an in-substance foreclosure).  These assets are recorded at the lower of their cost or fair value. At the time of acquisition of the real estate owned, the real property value is adjusted to its current fair value. Any subsequent adjustments will be to the lower of cost or fair value. As of September 30, 2025 and March 31, 2025, the Company had loans with a carrying value of $17.4 million and $16.1 million, respectively, for which formal foreclosure proceedings were in process.

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

    The carrying amounts and estimated fair values of the Bank’s financial instruments and estimation methodologies at September 30, 2025 and March 31, 2025 are as follows:

	September 30, 2025
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$40,747	$40,747	$40,747	$—	$—
Securities available-for-sale	44,069	44,069	—	44,069	—
Securities held-to-maturity	1,650	1,619	—	1,619	—
Loans receivable	586,803	584,270	—	—	584,270
Accrued interest receivable	3,092	3,092	—	3,092	—
Mortgage servicing rights	—	—	—	—	—
Financial Liabilities:
Deposits	$625,592	$620,743	$409,809	$210,934	$—
Advances from FHLB-NY	9,127	9,134	—	9,134	—
Other borrowed money	18,403	18,035	—	18,035	—
Accrued interest payable	1,465	1,465	—	1,465	—

	March 31, 2025
$ in thousands	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$50,315	$50,315	$50,315	$—	$—
Securities available-for-sale	44,522	44,522	—	44,522	—
Securities held-to-maturity	1,750	1,698	—	1,698	—
Loans receivable	607,347	593,030	—	—	593,030
Accrued interest receivable	2,980	2,980	—	2,980	—
Mortgage servicing rights	130	130	—	—	130
Financial Liabilities:
Deposits	$661,837	$658,537	$406,948	$251,589	$—
Advances from FHLB-NY	1,814	1,817	—	1,817	—
Other borrowed money	18,403	17,900	—	17,900	—
Accrued interest payable	1,049	1,049	—	1,049	—

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

    The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Non-interest income
In-scope of Topic 606
Depository fees and charges	$675	$545	$1,348	$1,083
Loan fees and service charges	233	60	357	17
Other non-interest income	298	106	464	189
Non-interest income (in-scope of Topic 606)	1,206	711	2,169	1,289
Non-interest income (out-of-scope of Topic 606)	43	(127)	348	—
Total non-interest income	$1,249	$584	$2,517	$1,289

    The following table sets forth other non-interest income and expense totals exceeding 1% of the aggregate of total interest income and non-interest income for any of the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Other non-interest income:
MSR valuation	$—	$1	$(130)	$(9)
Empowering Change program fees	288	97	$446	$172
Other	37	59	446	110
Total other non-interest income	$325	$157	$762	$273

Other non-interest expense:
Legal expense	163	$174	240	324
Insurance and surety	222	285	451	576
Audit expense	160	167	320	333
Data lines / internet	118	116	224	213
Retail expenses	323	162	607	457
Operating charge-offs and other losses	164	21	332	46
Director's fees	95	105	190	210
Other	576	677	1,114	1,450
Total other non-interest expense	$1,821	$1,707	$3,478	$3,609

NOTE 12. LEASES

As of September 30, 2025, operating right-of-use ("ROU") lease assets and related lease liabilities totaled $7.0 million and $7.5 million, respectively. As of March 31, 2025, operating ROU lease assets and related lease liabilities totaled $8.2 million and $8.9 million, respectively.

    As of September 30, 2025, the Company had $15 thousand and $16 thousand of ROU asset and lease liability, respectively, for finance leases related to equipment. The ROU asset is included in Premises and Equipment, net, and the lease liability is included in Advances from the FHLB-NY and Other Borrowed Money on the statements of financial condition.

The following tables present information about the Company's leases and the related lease costs as of and for the six months ended September 30, 2025:

	September 30, 2025	March 31, 2025
Weighted-average remaining lease term
Operating leases	3.1 years	3.5 years
Finance lease	3.4 years	1.3 years

Weighted-average discount rate
Operating leases	3.36%	3.34%
Finance lease	4.33%	5.00%

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Operating lease expense	$710	$672	$1,419	$1,378

Finance lease cost
Amortization of right-of-use asset	12	11	22	25
Interest on lease liability	—	1	1	2

Cash paid for amounts included in the measurement of lease liabilities
Operating leases	722	736	1,463	1,470
Finance lease	14	9	28	27

    Maturities of lease liabilities at September 30, 2025 are as follows:

$ in thousands	Operating Leases	Finance Leases
Year ending March 31,
2026	$1,415	$5
2027	2,583	3
2028	2,411	3
2029	1,326	3
2030	134	3
Thereafter	80	—
Total lease payments	7,949	17
Interest	(420)	(1)
Lease liability	$7,529	$16

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

•the impact of the current federal government shutdown;

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

    Carver Federal is among the largest African-American operated banks in the United States. The Bank remains dedicated to expanding wealth-enhancing opportunities in the communities it serves by increasing access to capital and other financial services for consumers, businesses and non-profit organizations, including faith-based institutions. A measure of its progress in achieving this goal includes the Bank's seventh consecutive "Outstanding" rating, issued by the OCC following its most recent Community Reinvestment Act (“CRA”) examination in June 2025. The OCC found that the majority of Carver Federal's loans were made within our assessment area, and the Bank has demonstrated excellent responsiveness to its assessment area's needs through its community development lending, investing and service activities. The Bank had approximately $697.9 million in assets and 96 employees as of September 30, 2025.

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

The Company's subsidiary, Carver Statutory Trust I (the "Trust"), is not consolidated with Carver Bancorp Inc. for financial reporting purposes in accordance with the FASB's ASC Topic 810 regarding the consolidation of variable interest entities. The Trust was formed in 2003 for the purpose of issuing $13 million aggregate liquidation amount of floating rate

Capital Securities due September 17, 2033 (“Capital Securities”) and $0.4 million of common securities (which are the only voting securities of the Trust), which are 100% owned by Carver Bancorp Inc., and using the proceeds to acquire junior subordinated debentures issued by Carver Bancorp, Inc. Carver Bancorp, Inc. has fully and unconditionally guaranteed the Capital Securities along with all obligations of the Trust under the trust agreement relating to the Capital Securities. The Company does not consolidate the accounts and related activity of Carver Statutory Trust I because it is not the primary beneficiary of the entity. At September 30, 2025, the Company's maximum exposure to the Trust is $14.0 million, which is the Company's liability to the Trust and includes the Company's investment in the Trust.

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

Allowance for Credit Losses ("ACL")

    The ACL reflects management's evaluation of the loans presenting identified loss potential, as well as the risk inherent in various components of the portfolio.  There is significant judgment applied in estimating the ACL.  These assumptions and estimates are susceptible to significant changes based on the current environment. Inflation remains somewhat elevated and rates remain high and affect customer demand. The Federal Reserve approved two interest rate cuts in September and October 2025, lowering the overnight borrowing rate to a range of 3.75% to 4%, the lowest in three years. A high interest rate environment can negatively impact the Company if the higher debt service costs on adjustable-rate loans lead to borrowers' inability to pay contractual obligations. Further, any change in the size of the loan portfolio or any of its components could necessitate an increase in the ACL even though there may not be a decline in credit quality or an increase in potential problem loans. As such, there can never be assurance that the ACL accurately reflects the actual loss potential inherent in a loan portfolio. There have been no significant changes to the inputs and assumptions during the six months ended September 30, 2025.

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

Expected credit losses are measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation. The Company's loan portfolio segments as of September 30, 2025 were as follows:

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

Stock Repurchase Program

    On August 6, 2002, the Company announced a stock repurchase program to repurchase up to 15,442 shares of its outstanding common stock. As of September 30, 2025, 11,744 shares of its common stock have been repurchased in open market transactions at an average price of $235.80 per share (as adjusted for 1-for-15 reverse stock split that occurred on October 27, 2011).

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

    Management believes Carver Federal’s short-term assets have sufficient liquidity to cover loan demand, potential fluctuations in deposit accounts and to meet other anticipated cash requirements. Additionally, Carver Federal has other sources of liquidity including the ability to borrow from the Federal Home Loan Bank of New York (“FHLB-NY”) and the Federal Reserve Bank of New York ("FRBNY") utilizing unpledged mortgage-backed securities and certain mortgage loans, the sale of available-for-sale securities and the sale of certain mortgage loans. Net borrowings increased $7.3 million, or 36.1%, to $27.5 million at September 30, 2025, compared to $20.2 million at March 31, 2025. During the first quarter of the current fiscal year, the Bank repaid a $1.8 million 12-month fixed-rate advance that had been secured through the second round of the FHLB-NY 0% Development Advance (ZDA) Program. The ZDA Program provides FHLB-NY members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. The Bank secured two new 12-month fixed-rate ZDA advances totaling $4.1 million during the six months ended September 30, 2025. In addition, the Bank secured a $5.0 million overnight advance on September 30, 2025 for liquidity purposes. At September 30, 2025, outstanding advances from the FHLB-NY totaled $9.1 million. At September 30, 2025, based on available collateral held at the FHLB-NY, Carver Federal had the ability to borrow an additional $16.6 million on a secured basis, utilizing mortgage-related loans and securities as collateral. The Bank has the ability to pledge additional loans as collateral in order to borrow up to 30% of its total assets. In addition, the Bank had $23.3 million of collateralized borrowing capacity at the FRB discount window with no amounts outstanding as of September 30, 2025. The Company also had $13.4 million in subordinated debt securities and $5.0 million in low interest loans outstanding as of September 30, 2025.

During fiscal year 2025, the Company entered into an agreement with a third party, under which the third party provided the Company with a $25.0 million revolving unsecured long-term, below-market-rate loan to support the Bank in financing initiatives that reduce greenhouse gas emissions and promote energy efficiency in building projects, fleet upgrades to electric vehicles, and electric vehicle charging station infrastructure. The loan facility will also support the working capital and asset-specific financing needs of Minority and Women-owned Business Enterprises working on green energy projects, weatherization, electrification, and green technology. As of September 30, 2025, the Company has not drawn on the facility.

    The Bank's most liquid assets are cash and short-term investments.  The level of these assets is dependent on the Bank's operating, investing and financing activities during any given period. At September 30, 2025 and March 31, 2025, assets qualifying for short-term liquidity, including cash and cash equivalents, totaled $40.7 million and $50.3 million, respectively.

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

    The Consolidated Statements of Cash Flows present the change in cash from operating, investing and financing activities. During the six months ended September 30, 2025, total cash and cash equivalents decreased $9.6 million to $40.7 million at September 30, 2025, compared to $50.3 million at March 31, 2025, reflecting cash used in operating activities of $1.8 million and cash used in financing activities of $28.9 million, partially offset by cash provided by investing activities of $21.2 million. Net cash used in financing activities of $28.9 million resulted from a net decrease in deposits of $36.2 million, partially offset by an increase of $7.3 million in net FHLB-NY advances. Certificates of deposit decreased in the current period primarily due to a $38.0 million decrease in brokered deposits that were renewed at lesser amounts. Net cash provided by investing activities of $21.2 million was attributable to investment paydowns and loan repayments and payoffs, net of originations.

    Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. In common with all U.S. banks, Carver Federal’s capital adequacy is measured in accordance with the

Basel III regulatory framework governing capital adequacy, stress testing, and market liquidity risk. Carver was issued an Individual Minimum Capital Ratio (“IMCR”) letter by the OCC, which requires the Bank to maintain minimum regulatory capital levels of 9% for its Tier 1 leverage ratio and 12% for its total risk-based capital ratio. At September 30, 2025, the Bank's capital level exceeded the regulatory requirements to be considered "well capitalized" but did not meet its IMCR requirements. The Tier 1 leverage ratio was 8.70%, below the 9% IMCR requirement, and the total risk-based capital ratio was 11.44%, below the 12% IMCR requirement. The Bank is working on taking appropriate actions with the goal of achieving the IMCR targets.

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

    The table below presents the capital position of the Bank at September 30, 2025:

	September 30, 2025
($ in thousands)	Amount	Ratio
Tier 1 leverage capital
Regulatory capital	$61,661	8.70%
Individual minimum capital requirement	63,787	9.00%
Minimum capital requirement	28,350	4.00%
Shortage under individual minimum capital requirement	(2,126)	(0.30)%

Common equity Tier 1
Regulatory capital	$61,661	10.39%
Minimum capital requirement	41,547	7.00%
Excess	20,114	3.39%

Tier 1 risk-based capital
Regulatory capital	$61,661	10.39%
Minimum capital requirement	50,450	8.50%
Excess	11,211	1.89%

Total risk-based capital
Regulatory capital	$67,884	11.44%
Individual minimum capital requirement	71,224	12.00%
Minimum capital requirement	62,321	10.50%
Shortage under individual minimum capital requirement	(3,340)	(0.56)%

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

The following table presents information on open requests from FNMA. The amounts presented are based on outstanding loan principal balances.

$ in thousands	Loans sold to FNMA
Open claims as of March 31, 2025 (1)	$1,350
Gross new demands received	—
Loans repurchased/made whole	—
Demands rescinded	—
Advances on open claims	—
Principal payments received on open claims	—
Open claims as of September 30, 2025 (1)	$1,350
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

    Management has established a representation and warranty reserve for losses associated with the repurchase of mortgage loans sold by the Bank to FNMA that we consider to be both probable and reasonably estimable. These reserves are reported in the consolidated statement of financial condition as a component of other liabilities. The table below summarizes changes in our representation and warranty reserves during the six months ended September 30, 2025:

$ in thousands	September 30, 2025
Representation and warranty repurchase reserve, March 31, 2025 (1)	$80
Net adjustment to reserve for repurchase losses (2)	—
Representation and warranty repurchase reserve, September 30, 2025 (1)	$80
(1) Reported in our consolidated statements of financial condition as a component of other liabilities.
(2) Component of other non-interest expense.

Comparison of Financial Condition at September 30, 2025 and March 31, 2025

Assets

    At September 30, 2025, total assets were $697.9 million, reflecting a decrease of $32.1 million, or 4.4%, from total assets of $730.0 million at March 31, 2025. The decrease was primarily attributable to decreases of $9.6 million in cash and cash equivalents and $20.5 million in the Bank's net loan portfolio.

    Total cash and cash equivalents decreased $9.6 million, or 19.1%, from $50.3 million at March 31, 2025 to $40.7 million at September 30, 2025. The decrease in cash was primarily due to a $36.2 million decrease in total deposits, partially offset by net loan activity of $20.3 million and a net increase in advances from FHLB-NY of $7.3 million.

    Total investment securities decreased $0.6 million, or 1.3%, to $45.7 million at September 30, 2025, compared to $46.3 million at March 31, 2025 due to scheduled principal payments received of approximately $1.4 million, partially offset by a $0.9 million decrease in unrealized losses in the available-for-sale portfolio.

    Gross portfolio loans decreased $20.8 million, or 3.4%, to $592.9 million at September 30, 2025, compared to $613.7 million at March 31, 2025. The decrease was primarily due to attrition and payoffs of $40.5 million, partially offset by new loan originations of $19.2 million. The level of payoffs and paydowns can be attributed to commercial real estate activity, as some borrowers capitalized on increased property values by selling collateral assets to payoff loans.

Liabilities and Equity

    Total liabilities decreased $29.4 million, or 4.2%, to $671.0 million at September 30, 2025, compared to $700.4 million at March 31, 2025, primarily due to a decrease of $36.2 million in total deposits, partially offset by an increase of $7.3 million in advances from the FHLB-NY and other borrowed money.

    Deposits decreased $36.2 million, or 5.5%, to $625.6 million at September 30, 2025, compared to $661.8 million at March 31, 2025. The decrease was primarily related to a $39.8 million decrease in certificates of deposit, partially offset by a $4.2 million increase in money market accounts. Brokered CDs decreased $38.0 million in the current period as maturing deposits were renewed at lesser amounts.

    Advances from the FHLB-NY and other borrowed money increased $7.3 million, or 36.1%, to $27.5 million at September 30, 2025, compared to $20.2 million at March 31, 2025. During the first quarter of the current fiscal year, the Bank repaid a $1.8 million 12-month fixed-rate advance that had been secured through the second round of the FHLB-NY 0% Development Advance (ZDA) Program. The ZDA Program provides FHLB-NY members with subsidized funding in the form of interest rate credits to assist in originating or purchasing loans that meet an eligibility criteria. The Bank secured two new 12-month fixed-rate ZDA advances totaling $4.1 million during the current fiscal year. In addition, the Bank secured a $5.0 million overnight advance from the FHLB-NY on September 30, 2025 for liquidity purposes.

    Total equity decreased $2.7 million, or 9.1%, to $26.9 million at September 30, 2025, compared to $29.6 million at March 31, 2025. The decrease was due to a net loss of $3.6 million, partially offset by a decrease of $0.9 million in unrealized losses on securities available-for-sale for the six month period ended September 30, 2025.

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

Off-Balance Sheet Arrangements

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and in connection with its overall investment strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are not recorded in the consolidated financial statements. Such instruments primarily include lending obligations, including commitments to originate mortgage and consumer loans and to fund unused lines of credit. At September 30, 2025, the Company had $4.2 million in outstanding commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated statements of condition when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures, unless such commitments are unconditionally cancellable, through the provision for credit losses expense. The allowance for credit losses on off-balance sheet credit exposures as of September 30, 2025 was $14 thousand and is included in Other Liabilities in the consolidated statements of financial condition.

Comparison of Operating Results for the Three and Six Months Ended September 30, 2025 and 2024

Overview

The Company reported a net loss of $2.4 million for the three months ended September 30, 2025, compared to a net loss of $2.1 million for the comparable prior year quarter. For the six months ended September 30, 2025, the Company reported a net loss of $3.6 million, compared to a net loss of $4.3 million for the prior year period. The change in our results was primarily due to a decrease in net interest income and increase in non-interest expense, partially offset by an increase in non-interest income and recoveries of credit losses compared to the prior year periods.

    The following table reflects selected operating ratios for the three and six months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended September 30,				Six Months Ended September 30,
Selected Financial Data:	2025		2024		2025		2024
Return on average assets (1)	(1.38)%		(1.13)%		(1.02)%		(1.15)%
Return on average stockholders' equity (2)	(34.32)%		(20.70)%		(24.83)%		(21.10)%
Return on average stockholders' equity, excluding AOCI (2) (8)	(24.25)%		(15.97)%		(17.60)%		(16.08)%
Net interest margin (3)	2.97%		3.27%		3.09%		3.14%
Interest rate spread (4)	2.54%		2.75%		2.65%		2.63%
Efficiency ratio (5)	138.33%		125.11%		127.46%		128.18%
Operating expenses to average assets (6)	5.02%		4.39%		4.78%		4.38%
Average stockholders' equity to average assets (7)	4.03%		5.45%		4.10%		5.47%
Average stockholders' equity, excluding AOCI, to average assets (7) (8)	5.70%		7.06%		5.78%		7.18%
Average interest-earning assets to average interest-bearing liabilities	1.22	x	1.25	x	1.22	x	1.25	x

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

	Three Months Ended September 30,		Six Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Average Stockholders' Equity	$28,331	$40,824	$29,059	$41,000
Average AOCI	(11,775)	(12,104)	(11,931)	(12,795)
Average Stockholders' Equity, excluding AOCI	$40,106	$52,928	$40,990	$53,795

Return on Average Stockholders' Equity	(34.32)%	(20.70)%	(24.83)%	(21.10)%
Return on Average Stockholders' Equity, excluding AOCI	(24.25)%	(15.97)%	(17.60)%	(16.08)%

Average Stockholders' Equity to Average Assets	4.03%	5.45%	4.10%	5.47%
Average Stockholders' Equity, excluding AOCI, to Average Assets	5.70%	7.06%	5.78%	7.18%

Analysis of Net Interest Income

    The Company’s profitability is primarily dependent upon net interest income and is also affected by the provision for credit losses, non-interest income, non-interest expense and income taxes. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned and paid. The Company’s net interest income is significantly impacted by changes in interest rate and market yield curves. Net interest income decreased $0.9 million, or 15.0%, to $5.1 million for the three months ended September 30, 2025, compared to $6.0 million for the same quarter last year. Net interest income decreased $0.7 million, or 6.1%, to $10.8 million for the six months ended September 30, 2025, compared to $11.5 million for the prior year period.

    The following table sets forth certain information relating to the Company’s average interest-earning assets and average interest-bearing liabilities, and their related average yields and costs for the three and six months ended September 30, 2025 and 2024. Average yields are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods shown. Average balances are derived from daily or month-end balances as available and applicable. Management does not believe that the use of average monthly balances instead of average daily balances represents a material difference in information presented. The average balance of loans includes loans on which the Company has discontinued accruing interest. The yield includes fees, which are considered adjustment to yield.

	For the Three Months Ended September 30,
	2025			2024
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$596,989	$7,765	5.20%	$622,979	$8,711	5.59%
Mortgage-backed securities	24,286	127	2.09%	26,542	133	2.00%
Investment securities(2)	29,182	216	2.96%	32,656	288	3.53%
Restricted cash deposit	—	—	—%	304	—	—%
Money market investments	41,616	459	4.38%	50,705	694	5.43%
Total interest-earning assets	692,073	8,567	4.95%	733,186	9,826	5.35%
Non-interest-earning assets	11,496			16,277
Total assets	$703,569			$749,463

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$43,285	$14	0.13%	$44,446	$(186)	(1.66)%
Savings and clubs	112,065	233	0.82%	110,154	160	0.58%
Money market	162,676	889	2.17%	155,058	973	2.49%
Certificates of deposit	222,677	1,995	3.55%	225,541	2,279	4.01%
Mortgagors deposits	1,720	16	3.69%	1,641	7	1.69%
Total deposits	542,423	3,147	2.30%	536,840	3,233	2.39%
Borrowed money	22,805	288	5.01%	48,191	598	4.92%
Total interest-bearing liabilities	565,228	3,435	2.41%	585,031	3,831	2.60%
Non-interest-bearing liabilities
Demand deposits	92,317			104,350
Other liabilities	17,693			19,258
Total liabilities	675,238			708,639
Stockholders' equity	28,331			40,824
Total liabilities and equity	$703,569			$749,463
Net interest income		$5,132			$5,995

Average interest rate spread			2.54%			2.75%

Net interest margin			2.97%			3.27%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

	For the Six Months Ended September 30,
	2025			2024
$ in thousands	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-Earning Assets:
Loans(1)	$603,390	$16,191	5.37%	$622,920	$16,778	5.39%
Mortgage-backed securities	24,489	256	2.09%	26,319	273	2.07%
Investment securities(2)	28,903	447	3.09%	32,239	580	3.60%
Restricted cash deposit	—	—	—%	153	—	—%
Money market investments	40,110	877	4.36%	50,808	1,402	5.50%
Total interest-earning assets	696,892	17,771	5.10%	732,439	19,033	5.20%
Non-interest-earning assets	12,541			16,760
Total assets	$709,433			$749,199

Interest-Bearing Liabilities:
Deposits
Interest-bearing checking	$42,990	$28	0.13%	$44,930	$22	0.10%
Savings and clubs	112,181	442	0.79%	111,492	307	0.55%
Money market	160,540	1,702	2.11%	156,266	1,556	1.99%
Certificates of deposit	230,889	4,235	3.66%	222,105	4,450	4.00%
Mortgagors deposits	2,825	26	1.84%	2,355	9	0.76%
Total deposits	549,425	6,433	2.34%	537,148	6,344	2.36%
Borrowed money	21,208	565	5.31%	47,702	1,190	4.98%
Total interest-bearing liabilities	570,633	6,998	2.45%	584,850	7,534	2.57%
Non-interest-bearing liabilities
Demand deposits	91,924			103,639
Other liabilities	17,817			19,710
Total liabilities	680,374			708,199
Stockholders' equity	29,059			41,000
Total liabilities and equity	$709,433			$749,199
Net interest income		$10,773			$11,499

Average interest rate spread			2.65%			2.63%

Net interest margin			3.09%			3.14%

(1) Includes nonaccrual loans
(2) Includes FHLB-NY stock

Interest Income

Interest income decreased $1.2 million for the three and six months ended September 30, 2025, compared to the prior year periods. Interest income on loans decreased $0.9 million and $0.6 million for the three and six months ended September 30, 2025, respectively, due to a $26.0 million, or 4.2%, and $19.5 million, or 3.1% decrease in average loan balances, coupled with a decrease in the average yield on the portfolio of 39 and 2 basis points for the two comparative periods, respectively. Interest income on investment securities was lower due to decreases in average balances and yields compared to the prior year periods. Interest income on money market investments decreased $0.2 million and $0.5 million for the three and six months ended September 30, 2025, respectively, due to a decrease in average interest rates combined with a $9.0 million decrease in the average balance on deposit in the Bank's interest-bearing account at the Federal Reserve Bank.

Interest Expense

Interest expense decreased $0.4 million, or 10.5% to $3.4 million for the three months ended September 30, 2025, compared to $3.8 million for the prior year quarter. For the six months ended September 30, 2025, interest expense decreased $0.5 million, or 6.7% to $7.0 million, compared to $7.5 million for the prior year period. Interest expense on deposits increased $0.1 million, or 1.6%, to $6.4 million for the six months ended September 30, 2025, compared to $6.3 million for the prior year period. While the average rates on certificates of deposit decreased, the average rates on savings and money market accounts for the three month period were higher compared to the prior year, as the Bank offered promotional rates in an attempt to attract and retain deposits. Interest expense on advances and other borrowed money decreased $0.3 million and $0.6 million for the three and six months ended September 30, 2025, respectively, primarily due to decreases of $25.4 million and $26.5 million in the average balances of outstanding FHLB-NY advances compared to the prior year periods, respectively.

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

The following table summarizes the activity in the ACL for the six months ended September 30, 2025 and 2024 and the fiscal year ended March 31, 2025:

$ in thousands	Six Months Ended September 30, 2025	Fiscal Year Ended March 31, 2025	Six Months Ended September 30, 2024
Beginning Balance	$6,337	$5,871	$5,871
Less: Charge-offs
Business	(39)	(289)	(228)
Consumer	(189)	(581)	(127)
Total charge-offs	(228)	(870)	(355)
Add: Recoveries
Business	8	10	4
Consumer	53	135	1
Total recoveries	61	145	5
Net charge-offs	(167)	(725)	(350)
Provision for (recovery of) credit losses
One-to-four family	(315)	(206)	8
Multifamily	480	100	39
Commercial real estate	(528)	243	25
Construction	(2)	2	3
Business	122	510	348
Consumer	169	589	283
Unallocated	33	(47)	15
Provision for credit losses	(41)	1,191	721
Ending Balance	$6,129	$6,337	$6,242

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)
Business	(0.04)%	(0.17)%	(0.26)%
Consumer	(1.02)%	(2.64)%	(1.58)%
Total loans	(0.06)%	(0.12)%	(0.11)%

Allowance to total loans	1.03%	1.03%	1.01%
Allowance to nonaccrual loans	22.97%	25.77%	36.45%

The Company recorded a $15 thousand recovery of credit losses for the three months ended September 30, 2025, compared to a $461 thousand provision for credit losses for the prior year quarter. Net charge-offs of $177 thousand were recognized during the second quarter, compared to net charge-offs of $174 thousand for the prior year quarter. For the six months ended September 30, 2025, the Company recorded a $41 thousand recovery of credit losses, compared to a $721 thousand provision for credit losses for the prior year period. Net charge-offs of $167 thousand were recognized during the six months ended September 30, 2025, compared to net charge-offs of $350 thousand in the prior year period.

At September 30, 2025, nonaccrual loans totaled $26.7 million, or 3.82% of total assets, compared to $24.6 million, or 3.37% of total assets at March 31, 2025. The ACL was $6.1 million at September 30, 2025, which represents a ratio of the ACL to nonaccrual loans of 22.97% compared to a ratio of 25.77% at March 31, 2025. The ratio of the ACL to total loans was 1.03% at September 30, 2025 and March 31, 2025.

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

    In certain circumstances, the Bank may agree to modify the contractual terms of a borrower’s loan, including extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, reduction in the face amount of the debt or reduction of past accrued interest. In cases where such modifications are to a borrower experiencing financial difficulty, the loan is placed on nonaccrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. At September 30, 2025, modified loans to a borrower experiencing financial difficulty totaled $1.4 million, of which $0.9 million were classified as performing.

    At September 30, 2025, non-performing assets totaled $26.7 million, or 3.83% of total assets compared to $24.6 million, or 3.38% of total assets at March 31, 2025. The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated:

	Non Performing Assets

$ in thousands	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Loans accounted for on a nonaccrual basis (1):
Gross loans receivable:
One-to-four family	$3,222	$2,507	$1,519	$1,874	$2,244
Multifamily	4,522	2,871	3,937	2,249	1,708
Commercial real estate	6,956	6,963	6,747	6,104	4,522
Business	11,789	12,014	12,359	12,486	8,512
Consumer	191	103	33	98	139
Total nonaccrual loans	26,680	24,458	24,595	22,811	17,125
Other non-performing assets (2):
Real estate owned	52	52	52	52	52
Total non-performing assets (3)	$26,732	$24,510	$24,647	$22,863	$17,177

Nonaccrual loans to total loans	4.50%	4.04%	4.01%	3.73%	2.77%
Non-performing loans to total loans	4.50%	4.04%	4.01%	3.73%	2.77%
Non-performing assets to total assets	3.83%	3.43%	3.38%	3.14%	2.30%
Allowance to total loans	1.03%	1.04%	1.03%	0.99%	1.01%
Allowance to nonaccrual loans	22.97%	25.84%	25.77%	26.55%	36.45%

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

(3) Modified loans to borrowers experiencing financial difficulty that are performing in accordance with their modified terms for less than six months and those not performing in accordance with their modified terms are considered nonaccrual and are included in the nonaccrual category in the table above. At September 30, 2025, there were $0.9 million of these modified loans that have performed in accordance with their modified terms for a period of at least six months. These loans are generally considered performing loans and are not presented in the table above.

Subprime Loans

    In the past, the Bank originated or purchased a limited amount of subprime loans (which are defined by the Bank as those loans where the borrowers have FICO scores of 660 or less at origination). At September 30, 2025, the Bank had $2.6 million in subprime loans, or 0.4% of its total loan portfolio, of which $0.7 million are non-performing loans.

Non-Interest Income

Non-interest income increased $0.6 million, or 100.0%, to $1.2 million for the three months ended September 30, 2025, compared to $0.6 million for the prior year quarter. For the six months ended September 30, 2025, non-interest income increased $1.2 million, or 92.3%, to $2.5 million, compared to $1.3 million for the prior year period. The increase for both periods was due to higher depository and loan fees and revenue from the Bank's participation in JPMorgan Chase's Empowering Change program compared to the prior year periods.

Non-Interest Expense

    Non-interest expense increased $0.6 million, or 7.3%, to $8.8 million for the three months ended September 30, 2025, compared to $8.2 million for the prior year quarter. For the six months ended September 30, 2025, non-interest expense increased $0.5 million, or 3.0%, to $16.9 million, compared to $16.4 million for the prior year period. Consulting fees related to services provided for strategic planning and FDIC premiums were higher compared to the prior year period, partially offset by reduced data processing and net occupancy costs related to building expenses.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

    Not applicable, as the Company is a smaller reporting company.

Item 4.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2025, the Company’s management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control over Financial Reporting
    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

    From time to time, the Company and the Bank or one of its wholly-owned subsidiaries are parties to various legal proceedings incident to their business. At September 30, 2025, certain claims, suits, complaints and investigations (collectively “proceedings”) involving the Company and the Bank or a subsidiary, arising in the ordinary course of business, have been filed or are pending.  The Company is unable at this time to determine the ultimate outcome of each proceeding, but believes, after discussions with legal counsel representing the Company and the Bank or the subsidiary in these proceedings, that it has meritorious defenses to each proceeding and appropriate measures have been taken to defend the interests of the Company, Bank or subsidiary. As of September 30, 2025, we are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business, and are not involved in any legal proceeding, the outcome of which management believes would be material to the financial condition or results of operations of the Company or the Bank.

Item 1A.Risk Factors

    There have been no material changes in risk factors applicable to the Company from those disclosed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended March 31, 2025.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

    None.

Item 3.Defaults Upon Senior Securities

    None.

Item 4.Mine Safety Disclosures

    Not applicable.

Item 5.Other Information

    During the three months ended September 30, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as that term is used in SEC regulations.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2025 (unaudited) and March 31, 2025; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024 (unaudited); (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2025 and 2024 (unaudited); (iv) Consolidated Statements of Changes in Equity for the three and six months ended September 30, 2025 and 2024 (unaudited); (v) Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024 (unaudited); and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

(1)	Incorporated herein by reference from the Exhibits to the Form S-4, Registration Statement and amendments thereto, initially filed on June 7, 1996, Registration No. 333-5559.
(2)	Incorporated herein by reference from the Exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(3)	Incorporated herein by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011.
(5)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011.
(6)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021.
(7)	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021.
(8)	Incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2021.
(9)	Incorporated herein by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2025

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARVER BANCORP, INC.
Date:	November 13, 2025	/s/ Donald Felix
Donald Felix
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2025	/s/ Christina L. Maier
Christina L. Maier
First Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)